Form 10-Q
period 2013-06-30
ITRON INC /WA/
filed 2013-08-06
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2013 there were outstanding 39,111,850 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Revenues	$482,175	$579,140	$929,711	$1,150,780
Cost of revenues	322,587	382,395	630,000	770,930
Gross profit	159,588	196,745	299,711	379,850

Operating expenses
Sales and marketing	46,182	50,847	94,398	100,703
Product development	43,481	46,640	87,689	90,996
General and administrative	38,317	33,450	71,912	70,020
Amortization of intangible assets	10,247	12,025	20,991	23,938
Restructuring expense	3,385	7,720	4,398	8,509
Total operating expenses	141,612	150,682	279,388	294,166

Operating income	17,976	46,063	20,323	85,684
Other income (expense)
Interest income	194	177	1,255	370
Interest expense	(2,336)	(2,606)	(4,674)	(5,043)
Other income (expense), net	(1,742)	(779)	(2,559)	(2,955)
Total other income (expense)	(3,884)	(3,208)	(5,978)	(7,628)

Income before income taxes	14,092	42,855	14,345	78,056
Income tax benefit (provision)	(1,896)	(10,564)	1,347	(20,193)
Net income	12,196	32,291	15,692	57,863
Net income (loss) attributable to noncontrolling interests	(203)	676	723	895
Net income attributable to Itron, Inc.	$12,399	$31,615	$14,969	$56,968

Earnings per common share - Basic	$0.31	$0.79	$0.38	$1.43
Earnings per common share - Diluted	$0.31	$0.79	$0.38	$1.42

Weighted average common shares outstanding - Basic	39,431	39,887	39,426	39,900
Weighted average common shares outstanding - Diluted	39,678	40,126	39,724	40,170
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net income	$12,196	$32,291	$15,692	$57,863
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,180	(52,331)	(24,120)	(23,790)
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	845	(849)	772	(849)
Pension plan benefit liability adjustment	183	22	(197)	45
Total other comprehensive income (loss), net of tax	8,208	(53,158)	(23,545)	(24,594)
Total comprehensive income (loss), net of tax	20,404	(20,867)	(7,853)	33,269
Comprehensive income (loss) attributable to noncontrolling interests, net of tax:
Net income (loss) attributable to noncontrolling interests	(203)	676	723	895
Foreign currency translation adjustments	5	40	—	40
Amounts attributable to noncontrolling interests	(198)	716	723	935
Comprehensive income (loss) attributable to Itron, Inc.	$20,602	$(21,583)	$(8,576)	$32,334
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$103,662	$136,411
Accounts receivable, net	372,240	375,326
Inventories	190,414	170,719
Deferred tax assets current, net	33,138	33,536
Other current assets	112,014	104,958
Total current assets	811,468	820,950

Property, plant, and equipment, net	249,372	255,212
Deferred tax assets noncurrent, net	55,397	44,584
Other long-term assets	26,607	28,908
Intangible assets, net	210,849	238,771
Goodwill	696,215	701,016
Total assets	$2,049,908	$2,089,441

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$203,092	$227,739
Other current liabilities	54,988	49,950
Wages and benefits payable	84,831	91,802
Taxes payable	15,481	9,305
Current portion of debt	22,500	18,750
Current portion of warranty	24,709	27,115
Unearned revenue	50,799	42,712
Total current liabilities	456,400	467,373

Long-term debt	387,500	398,750
Long-term warranty	25,923	26,490
Pension plan benefit liability	89,948	90,533
Deferred tax liabilities noncurrent, net	11,235	16,682
Other long-term obligations	81,229	80,100
Total liabilities	1,052,235	1,079,928

Commitments and contingencies

Equity
Preferred stock	—	—
Common stock	1,290,226	1,294,213
Accumulated other comprehensive loss, net	(57,929)	(34,384)
Accumulated deficit	(251,893)	(266,862)
Total Itron, Inc. shareholders' equity	980,404	992,967
Noncontrolling interests	17,269	16,546
Total equity	997,673	1,009,513
Total liabilities and equity	$2,049,908	$2,089,441
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Operating activities
Net income	$15,692	$57,863
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,031	54,271
Stock-based compensation	10,122	9,256
Amortization of prepaid debt fees	829	763
Deferred taxes, net	(11,543)	628
Restructuring expense, non-cash	27	1,487
Other adjustments, net	324	(11)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(4,278)	8,046
Inventories	(25,124)	(2,786)
Other current assets	(9,408)	(13,663)
Other long-term assets	4,489	3,559
Accounts payable, other current liabilities, and taxes payable	(10,280)	(5,817)
Wages and benefits payable	(5,661)	(11,244)
Unearned revenue	10,497	5,627
Warranty	(1,797)	(11,991)
Other operating, net	(3,946)	(3,598)
Net cash provided by operating activities	18,974	92,390

Investing activities
Acquisitions of property, plant, and equipment	(28,895)	(23,547)
Business acquisitions, net of cash and cash equivalents acquired	(860)	(79,605)
Other investing, net	241	3,993
Net cash used in investing activities	(29,514)	(99,159)

Financing activities
Proceeds from borrowings	15,000	70,000
Payments on debt	(22,500)	(67,502)
Issuance of common stock	2,590	2,407
Repurchase of common stock	(16,126)	(25,976)
Other financing, net	2,220	(271)
Net cash used in financing activities	(18,816)	(21,342)

Effect of foreign exchange rate changes on cash and cash equivalents	(3,393)	(2,175)
Decrease in cash and cash equivalents	(32,749)	(30,286)
Cash and cash equivalents at beginning of period	136,411	133,086
Cash and cash equivalents at end of period	$103,662	$102,800

Non-cash transactions:
Property, plant, and equipment purchased but not yet paid	$7,284	$4,364

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$8,200	$20,173
Interest, net of amounts capitalized	3,804	4,275
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2013
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977. We provide a portfolio of products and services to utilities for the energy and water markets throughout the world.

Financial Statement Preparation
The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2013 and 2012, the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012 of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed.

Certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the 2012 audited financial statements and notes included in our Annual Report on Form 10-K filed with the SEC on February 22, 2013. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

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

In January 2011, we completed the acquisition of a software and consulting services company in France, which included contingent and deferred consideration amounts that were paid in the first quarters of 2012 and 2013. See Business Combinations policy below.

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

For any derivative designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. For any derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of other comprehensive income (loss) (OCI) and are recognized in earnings when the hedged item affects earnings. Ineffective portions of cash flow hedges are recognized in other income (expense) in the Consolidated Statements of Operations. For a hedge of a net investment, the effective portion of any unrealized gain or loss from the foreign currency revaluation of the hedging instrument is reported in OCI as a net unrealized gain or loss on derivative instruments. Upon termination of a net investment hedge, the net derivative gain/loss will remain in accumulated OCI until such time when earnings are impacted by a sale or liquidation of the associated operations. Ineffective portions of fair value changes or the changes in fair value of derivative instruments that do not qualify for hedging activities are recognized in other income (expense) in the Consolidated Statements of Operations. We classify cash flows from our derivative programs as cash flows from operating activities in the Consolidated Statements of Cash Flows.

Derivatives are not used for trading or speculative purposes. Our derivatives are with credit-worthy multinational commercial banks, with whom we have master netting agreements; however, our derivative positions are not disclosed on a net basis. There are no credit-risk-related contingent features within our derivative instruments. Refer to Note 7 and Note 13 for further disclosures of our derivative instruments and their impact on OCI.

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

Share Repurchase Plan
We may repurchase up to $50 million of shares of Itron common stock under a twelve-month program, which was authorized by our Board of Directors on March 8, 2013. Share repurchases are made in the open market or in privately negotiated transactions and in accordance with applicable securities laws. Under applicable Washington State law, shares repurchased are retired and not displayed separately as treasury stock on the financial statements; the value of the repurchased shares is deducted from common stock.

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
If, among other factors, the data collection system does not use standard internet protocols and network design services are deemed complex and extensive, hardware revenues are recognized at the time of shipment, receipt by customer, or, if applicable, upon completion of customer acceptance provisions. Revenue from network software and services is recognized using the units-of-delivery method of contract accounting, as network design services and network software are essential to the functionality of the related hardware (network). This methodology results in the deferral of costs and revenues as professional services and software implementation commence prior to deployment of hardware.

In all other instances, hardware revenues are recognized at the time of shipment, receipt by customer, or, if applicable, upon completion of customer acceptance provisions. Network software is recognized when shipped if all other revenue recognition criteria are met and services are not essential to the functionality of the software. If implementation services are essential to the functionality of the network software, software and implementation revenues are recognized using the percentage-of-completion methodology of contract accounting when project costs are reliably estimated.

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
Certain of our revenue arrangements include an extended or noncustomary warranty provision that covers all or a portion of a customer's replacement or repair costs beyond the standard or customary warranty period. Whether or not the extended warranty is separately priced in the arrangement, a portion of the arrangement's total consideration is allocated to this extended warranty deliverable. This revenue is deferred and recognized over the extended warranty coverage period. Extended or noncustomary warranties do not represent a significant portion of our revenue.
We allocate consideration to each deliverable in an arrangement based on its relative selling price. We determine selling price using VSOE, if it exists, otherwise we use third-party evidence (TPE). We define VSOE as a median price of recent standalone transactions that are priced within a narrow range. TPE is determined based on the prices charged by our competitors for a similar deliverable when sold separately. If neither VSOE nor TPE of selling price exists for a unit of accounting, we use estimated selling price (ESP) to determine the price at which we would transact if the product or service were regularly sold by us on a standalone basis. Our determination of ESP involves a weighting of several factors based on the specific facts and circumstances of the arrangement. The factors considered include the cost to produce the deliverable, the anticipated margin on that deliverable, our ongoing pricing strategy and policies, and the characteristics of the varying markets in which the deliverable is sold.
We analyze the selling prices used in our allocation of arrangement consideration on an annual basis. Selling prices are analyzed on a more frequent basis if a significant change in our business necessitates a more timely analysis or if we experience significant variances in our selling prices.
Unearned revenue is recorded when a customer pays for products or services, but the criteria for revenue recognition have not been met as of the balance sheet date. Unearned revenues of $83.7 million and $74.9 million at June 30, 2013 and December 31, 2012 related primarily to professional services and software associated with our smart metering contracts, extended or noncustomary warranty, and prepaid post-contract support. Deferred costs are recorded for products or services for which ownership (typically defined as title and risk of loss) has transferred to the customer, but the criteria for revenue recognition have not been met as of the balance sheet date. Deferred costs were $27.7 million and $24.4 million at June 30, 2013 and December 31, 2012 and are recorded within other assets in the Consolidated Balance Sheets.

Hardware and software post-sale maintenance support fees are recognized ratably over the life of the related service contract. Shipping and handling costs and incidental expenses billed to customers are recorded as revenue, with the associated cost charged to cost of revenues. We record sales, use, and value added taxes billed to our customers on a net basis.

Product and Software Development Costs
Product and software development costs primarily include employee compensation and third party contracting fees. We do not capitalize product development costs, and we do not generally capitalize software development expenses as the costs incurred are immaterial for the relatively short period of time between technological feasibility and the completion of software development.

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

New Accounting Pronouncements
The Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013.11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" on July 18, 2013. The ASU concludes an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the law. We will adopt this amendment as of January 2014. The result of adoption may be to reclassify certain long term liabilities to long term deferred tax assets, and the adoption will not result in a change to the tax provision. Management does not believe that the impact on the balance sheet will be significant.

Note 2:    Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Net income available to common shareholders	$12,399	$31,615	$14,969	$56,968

Weighted average common shares outstanding - Basic	39,431	39,887	39,426	39,900
Dilutive effect of stock-based awards	247	239	298	270
Weighted average common shares outstanding - Diluted	39,678	40,126	39,724	40,170
Earnings per common share - Basic	$0.31	$0.79	$0.38	$1.43
Earnings per common share - Diluted	$0.31	$0.79	$0.38	$1.42

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award, and the amount of excess tax benefits, if any. Approximately 1.1 million and 1.2 million stock-based awards were excluded from the calculation of diluted EPS for each of the three and six months ended June 30, 2013, and approximately 1.4 million and 1.3 million stock-based awards were excluded from the calculation of diluted EPS for each of the three and six months ended June 30, 2012, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock would be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at June 30, 2013 and December 31, 2012.

Stock Repurchase Plan
On March 8, 2013, the Board authorized a twelve-month repurchase program of up to $50 million of our common stock. As of June 30, 2013, we have repurchased 384,800 shares of our common stock, totaling $16.1 million, with $33.9 million remaining under the repurchase program. Repurchases are made in the open market or in privately negotiated transactions, and in accordance with applicable securities laws. Refer to Part II, Item 2: "Unregistered Sales of Equity Securities and Use of Proceeds" for additional information related to our share repurchase program.
Note 3:    Certain Balance Sheet Components

Accounts receivable, net	June 30, 2013	December 31, 2012
	(in thousands)
Trade receivables (net of allowance of $6,948 and $7,372)	$330,956	$329,352
Unbilled receivables	41,284	45,974
Total accounts receivable, net	$372,240	$375,326

At June 30, 2013 and December 31, 2012, $19.0 million and $20.0 million were recorded within trade receivables as billed but not yet paid by customers, in accordance with contract retainage provisions. At June 30, 2013 and December 31, 2012, contract retainage amounts that were unbilled and classified as unbilled receivables were $11.1 million. We had no long-term unbilled receivables or long-term retainage contract receivables at June 30, 2013 and December 31, 2012, as we expect to collect all contract retainage receivables within the following 12 months.

Allowance for doubtful account activity	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Beginning balance	$6,144	$5,983	$7,372	$6,049
Provision (release) of doubtful accounts, net	1,075	(230)	171	(290)
Accounts written-off	(198)	(22)	(303)	(261)
Effects of change in exchange rates	(73)	(350)	(292)	(117)
Ending balance	$6,948	$5,381	$6,948	$5,381

Inventories	June 30, 2013	December 31, 2012
	(in thousands)
Materials	$104,283	$92,038
Work in process	13,879	12,568
Finished goods	72,252	66,113
Total inventories	$190,414	$170,719

Our inventory levels may vary period to period as a result of our factory scheduling and the timing of contract fulfillments, which may include the buildup of finished goods for shipment.

Consigned inventory is held at third-party locations; however, we retain title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $5.7 million and $5.0 million at June 30, 2013 and December 31, 2012, respectively.

Property, plant, and equipment, net	June 30, 2013	December 31, 2012
	(in thousands)
Machinery and equipment	$290,500	$287,791
Computers and software	88,186	84,980
Buildings, furniture, and improvements	143,420	146,191
Land	24,663	25,318
Construction in progress, including purchased equipment	33,529	26,097
Total cost	580,298	570,377
Accumulated depreciation	(330,926)	(315,165)
Property, plant, and equipment, net	$249,372	$255,212

Depreciation expense and capitalized interest	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Depreciation expense	$14,027	$15,019	$28,040	$30,333
Capitalized interest	21	—	64	—

In conjunction with the upgrade of our global enterprise resource planning software systems, we have capitalized $11.1 million within construction in progress at June 30, 2013. Amounts capitalized include internal labor costs and related benefits, software, third-party consulting fees, and $21,000 and $64,000 of interest for the three and six months ended June 30, 2013, respectively.

Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, are as follows:

	June 30, 2013			December 31, 2012
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$420,055	$(338,145)	$81,910	$407,024	$(332,763)	$74,261
Customer contracts and relationships	281,644	(159,231)	122,413	292,252	(154,890)	137,362
Trademarks and trade names	71,356	(64,897)	6,459	72,770	(65,090)	7,680
Other	11,091	(11,024)	67	11,094	(11,026)	68
Total intangible assets subject to amortization	784,146	(573,297)	210,849	783,140	(563,769)	219,371
In-process research and development	—		—	19,400		19,400
Total intangible assets	$784,146	$(573,297)	$210,849	$802,540	$(563,769)	$238,771

A summary of the intangible asset account activity is as follows:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Beginning balance, intangible assets, gross	$802,540	$749,194
Intangible assets acquired	(1,500)	43,400
Effect of change in exchange rates	(16,894)	(13,835)
Ending balance, intangible assets, gross	$784,146	$778,759

Intangible assets acquired in 2012 were related to the SmartSynch acquisition on May 1, 2012, including IPR&D assets that consisted primarily of projects to upgrade the hardware components of cellular communication modules to be compatible with 3G cellular network standards. Upon completion of these projects in March 2013, we performed a qualitative assessment and determined that it was more than likely that the carrying amount of IPR&D was not impaired. Accordingly, the carrying amount of IPR&D was reclassified as core-developed technology and will be amortized over its expected useful life of seven years based on the SmartSynch acquisition discounted cash flow valuation model. For the six months ended June 30, 2013, the adjustment of $1.5 million to intangible assets acquired is associated with the correction of an error for a long-term revenue contract from the SmartSynch acquisition. See Note 5 for further discussion of the correction of the error and its impact on goodwill.

Intangible assets of our international subsidiaries are recorded in their respective functional currency; therefore, the carrying amounts of intangible assets increase or decrease, with a corresponding change in accumulated OCI, due to changes in foreign currency exchange rates.

Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Annual Amortization
(in thousands)
2013 (amount remaining at June 30, 2013)	$20,734
2014	43,434
2015	34,800
2016	27,345
2017	20,314
Beyond 2017	64,222
Total intangible assets, net	$210,849

Note 5:    Goodwill

The following table reflects the goodwill balance as of June 30, 2013:

	Energy	Water	Total Company
	(in thousands)
Balance at January 1, 2013
Goodwill before impairment	$859,454	$414,394	$1,273,848
Accumulated impairment losses	(249,502)	(323,330)	(572,832)
Goodwill, net	609,952	91,064	701,016

Adjustments of previous acquisition	3,958	—	3,958
Effect of change in exchange rates	(7,551)	(1,208)	(8,759)

Balance at June 30, 2013
Goodwill before impairment	851,471	407,497	1,258,968
Accumulated impairment losses	(245,112)	(317,641)	(562,753)
Goodwill, net	$606,359	$89,856	$696,215

During the second quarter of 2013, we finalized the purchase price allocation related to the SmartSynch acquisition, which was completed on May 1, 2012, and recorded certain adjustments that are reflected as Adjustments of previous acquisition. These adjustments primarily affected the fair value calculation of certain accrued liabilities associated with specific contracts. Among these adjustments is the correction of an error associated with a long-term revenue contract acquired from SmartSynch. In May 2013, we determined that certain manufacturing costs were not reflected in the model used to value this contract at acquisition. Once these costs were properly added to the total cost and profitability estimates, we determined the total contract would result in a loss of $2.4 million over the contract term. Therefore, we recognized a liability for this expected loss on the contract and made a corresponding adjustment to goodwill. Further, we had previously recognized a customer relationship intangible asset of $1.5 million associated with this contract, with amortization scheduled to begin in 2014 based on the contract's original projected cash flow. Since the contract is in an overall loss position, we determined that the intangible asset had no value. We reduced the value of this intangible asset to zero with a corresponding adjustment to goodwill. In accordance with relevant accounting guidance, we evaluated the materiality of the error from a qualitative and quantitative perspective. Based on such evaluation, we concluded that recognizing the contract liability and adjusting the intangible asset value would not be material, quantitatively or qualitatively, to our results of operations for the three months ended June 30, 2013 or our expected full year results of operations for 2013 and would not have had a material impact on our results for the year ended December 31, 2012. Because these adjustments were not material individually or in aggregate, we have not retrospectively adjusted the comparative amounts on the Consolidated Balance Sheet as of December 31, 2012.

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

Note 6:    Debt

The components of our borrowings were as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Credit facility:
USD denominated term loan	$270,000	$277,500
Multicurrency revolving line of credit	140,000	140,000
Total debt	410,000	417,500
Less: current portion of debt	22,500	18,750
Long-term debt	$387,500	$398,750

Credit Facility
Our credit facility is dated August 5, 2011. The credit facility consists of a $300 million U.S. dollar term loan (the term loan) and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $660 million. Both the term loan and the revolver mature on August 8, 2016, and amounts borrowed under the revolver are classified as long-term. Amounts borrowed under the revolver during the credit facility term may be repaid and reborrowed until the revolver's maturity, at which time the revolver will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the revolver are subject to a commitment fee, which is paid in arrears on the last day of each fiscal quarter, ranging from 0.20% to 0.40% per annum depending on our total leverage ratio as of the most recently ended fiscal quarter. Amounts repaid on the term loan may not be reborrowed. The credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, British pounds, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries, including a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of their first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The credit facility includes debt covenants, which contain certain financial ratios and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the credit facility at June 30, 2013.

Scheduled principal repayments for the term loan are due quarterly in the amounts of $5.6 million from September 2013 through June 2014 and $7.5 million from September 2014 through June 2016, with the remainder due at maturity on August 8, 2016. The term loan may be repaid early in whole or in part, subject to certain minimum thresholds, without penalty.

Under the credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total leverage ratio (as defined in the credit agreement). The applicable rates per annum may be based on either: (1) the LIBOR rate, plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 1/2 of 1%, or (iii) one month LIBOR plus 1%. At June 30, 2013, the interest rate for both the term loan and the revolver was 1.45% (the LIBOR rate plus a margin of 1.25%).

Total credit facility repayments were as follows:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Term loan	$7,500	$7,502
Multicurrency revolving line of credit (1)	15,000	60,000
Total credit facility repayments	$22,500	$67,502

(1)	We borrowed $15.0 million and $70.0 million under the multicurrency revolving line of credit during the six months ended June 30, 2013 and 2012.

At June 30, 2013, $140.0 million was outstanding under the credit facility revolver, and $47.0 million was utilized by outstanding standby letters of credit, resulting in $473.0 million available for additional borrowings.

Unamortized prepaid debt fees were as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Unamortized prepaid debt fees	$4,588	$5,367
Note 7:    Derivative Financial Instruments

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Refer to Note 1, Note 13, and Note 14 for additional disclosures on our derivative instruments.

The fair values of our derivative instruments are determined using the income approach and significant other observable inputs (also known as “Level 2”). We have used observable market inputs based on the type of derivative and the nature of the underlying instrument. The key inputs include interest rate yield curves (swap rates and futures) and foreign exchange spot and forward rates, all of which are available in an active market. We have utilized the mid-market pricing convention for these inputs. We include, as a discount to the derivative asset, the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments is in a net asset position. We consider our own nonperformance risk when the net fair value of our derivative instruments is in a net liability position by discounting our derivative liabilities to reflect the potential credit risk to our counterparty through applying a current market indicative credit spread to all cash flows.

The fair values of our derivative instruments at June 30, 2013 and December 31, 2012 were as follows:

		Fair Value
	Balance Sheet Location	June 30, 2013	December 31, 2012
		(in thousands)
Asset Derivatives
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	$122	$146

Liability Derivatives
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other current liabilities	$1,348	$629
Interest rate swap contracts	Other long-term obligations	134	2,096
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	108	114
Total liability derivatives		$1,590	$2,839

A summary of the potential effect of netting arrangements on our financial position related to the offsetting of our recognized derivative assets and liabilities under master netting arrangements or similar agreements is as follows:

Offsetting of Derivative Assets
		Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets Presented in the Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
June 30, 2013	$122	$(122)	$—	$—

December 31, 2012	$146	$(135)	$—	$11

Offsetting of Derivative Liabilities
		Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities Presented in the Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
June 30, 2013	$1,590	$(122)	$—	$1,468

December 31, 2012	$2,839	$(135)	$—	$2,704

Our derivative assets and liabilities consist of foreign exchange forward and interest rate swap contracts with nine counterparties at June 30, 2013 and eight counterparties at December 31, 2012. None of our counterparties were individually significant at June 30, 2013 or December 31, 2012. Our derivative contracts with each of these counterparties exist under agreements that provide for the net settlement of all contracts through a single payment in a single currency in the event of default. We have no pledges of cash collateral against our obligations nor have we received pledges of cash collateral from our counterparties under the associated derivative contracts.

OCI during the reporting periods for our derivative hedging instruments, net of tax, was as follows:

	2013	2012
	(in thousands)
Net unrealized loss on hedging instruments at January 1,	$(16,069)	$(14,380)
Unrealized gain (loss) on derivative instruments	772	(849)
Net unrealized loss on hedging instruments at June 30,	$(15,297)	$(15,229)

Included in the net unrealized loss on hedging instruments at June 30, 2013 and 2012 is a loss of $14.4 million, net of tax, related to our nonderivative net investment hedge, which terminated in 2011. This loss on our net investment hedge will remain in accumulated OCI until such time when earnings are impacted by a sale or liquidation of the associated foreign operation.

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

In May 2012, we entered into six forward starting pay-fixed receive one-month LIBOR interest rate swaps. The interest rate swaps convert $200 million of our LIBOR based debt from a floating LIBOR interest rate to a fixed interest rate of 1.00% (excluding the applicable margin on the debt) and are effective July 31, 2013 to August 8, 2016. These cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swaps are recorded as a component of OCI and will be recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedges will be recognized as adjustments to interest expense. The amount of net losses expected to be reclassified into earnings in the next 12 months is $1.3 million. At June 30, 2013, our LIBOR based debt balance was $410.0 million.

We will continue to monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

The before-tax effect of our cash flow derivative instruments on the Consolidated Balance Sheets and the Consolidated Statements of Operations for the three and six months ended June 30 were as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
			Location	Amount		Location	Amount
	2013	2012		2013	2012		2013	2012
	(in thousands)			(in thousands)			(in thousands)
Three Months Ended June 30,
Interest rate swap contracts	$1,336	$(1,365)	Interest expense	$—	$—	Interest expense	$—	$—

Six Months Ended June 30,
Interest rate swap contracts	$1,244	$(1,365)	Interest expense	$—	$—	Interest Expense	$—	$—

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 247 contracts were entered into during the six months ended June 30, 2013), which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these non-functional currency assets and liabilities. The notional amounts of the contracts ranged from $251,000 to $11.0 million, offsetting our exposures to the euro, Saudi riyal, Canadian dollar, Australian dollar, Brazilian real, South African rand, and various other currencies.

The effect of our foreign exchange forward derivative instruments on the Consolidated Statements of Operations for the three and six months ended June 30 was as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Foreign exchange forward contracts	$(971)	$(244)	$(757)	$(421)
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
Our defined benefit pension plans are denominated in the functional currencies of the respective countries in which the plans are sponsored; therefore, the balances increase or decrease, with a corresponding change in OCI, due to changes in foreign currency exchange rates. Amounts recognized on the Consolidated Balance Sheets consist of:

	June 30, 2013	December 31, 2012
	(in thousands)
Assets
Plan assets in other long-term assets	$226	$227

Liabilities
Current portion of pension plan liability in wages and benefits payable	3,157	2,899
Long-term portion of pension plan liability	89,948	90,533

Net pension plan benefit liability	$92,879	$93,205

Our asset investment strategy focuses on maintaining a portfolio using primarily insurance funds, which are accounted for as investments and measured at fair value, in order to achieve our long-term investment objectives on a risk adjusted basis. Our general funding policy for these qualified pension plans is to contribute amounts sufficient to satisfy regulatory funding standards of the respective countries for each plan. We contributed $110,000 and $355,000 to the defined benefit pension plans for the six months ended June 30, 2013 and 2012, respectively. The timing of when contributions are made can vary by plan and from year to year. For 2013, assuming that actual plan asset returns are consistent with our expected rate of return, and that interest rates remain constant, we expect to contribute approximately $568,000 to our defined benefit pension plans. We contributed $440,000 to the defined benefit pension plans for the year ended December 31, 2012.
Net periodic pension benefit costs for our plans include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Service cost	$1,011	$676	$1,992	$1,414
Interest cost	786	909	1,586	1,835
Expected return on plan assets	(79)	(82)	(158)	(167)
Settlements and other	—	—	(814)	—
Amortization of actuarial net loss	246	2	497	4
Amortization of unrecognized prior service costs	17	17	34	34
Net periodic benefit cost	$1,981	$1,522	$3,137	$3,120
Note 9:    Stock-Based Compensation

We record stock-based compensation expense for awards of stock options, stock sold pursuant to our ESPP, and the issuance of restricted stock units and unrestricted stock awards. We expense stock-based compensation primarily using the straight-line method over the requisite service period. Capitalized stock-based compensation amounts were not material for the three and six months ended June 30, 2013 and 2012. For the three and six months ended June 30, stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Stock options	$519	$337	$992	$609
Restricted stock units	4,158	4,375	8,393	7,891
Unrestricted stock awards	205	205	402	410
ESPP	144	141	335	346
Total stock-based compensation	$5,026	$5,058	$10,122	$9,256

Related tax benefit	$1,391	$1,375	$2,755	$2,564

We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied.

Subject to stock splits, dividends, and other similar events, 3,500,000 shares of common stock are reserved and authorized for issuance under our 2010 Stock Incentive Plan (Stock Incentive Plan). Awards consist of stock options, restricted stock units, and unrestricted stock awards. At June 30, 2013, 431,758 shares were available for grant under the Stock Incentive Plan. The Stock Incentive Plan shares are subject to a fungible share provision such that, with respect to grants made after December 31, 2009, the authorized share reserve is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or stock appreciation right.

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

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013(1)	2012(1)	2013	2012
Dividend yield	—%	—%	—%	—%
Expected volatility	—%	—%	38.1%	42.7%
Risk-free interest rate	—%	—%	1.0%	0.9%
Expected term (years)	—	—	5.45	5.14

(1)	There were no employee stock options granted for the three months ended June 30, 2013 and 2012.

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

A summary of our stock option activity for the six months ended June 30 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2012	1,109	$55.97	4.51	$2,323
Granted	54	48.23			$18.64
Exercised	(28)	20.32		$576
Expired	(32)	69.69
Outstanding, June 30, 2012	1,103	$56.10	4.32	$3,090

Outstanding, January 1, 2013	1,137	$54.06	4.81	$3,815
Granted	128	42.76			$15.44
Exercised	(32)	23.36		$639
Expired	(8)	49.92
Outstanding, June 30, 2013	1,225	$53.71	4.99	$2,388

Exercisable, June 30, 2013	901	$57.52	3.43	$2,186

Expected to vest, June 30, 2013	304	$43.17	9.32	$190

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

As of June 30, 2013, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $4.1 million, which is expected to be recognized over a weighted average period of approximately 2.3 years.

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

Prior to 2013, the performance-based restricted stock units issued under the Long-Term Performance Restricted Stock Unit Award Agreement (Performance Award Agreement) were determined based on the attainment of certain performance goals after the end of the one-year performance period. During the year, if management determined that it was probable that the targets would be achieved, compensation expense, net of forfeitures, was recognized on a straight-line basis over the annual performance and subsequent vesting period for each separately vesting portion of the award. Performance awards typically vested and were released in three equal installments at the end of each year following attainment of the performance goals. For U.S. participants who retire during the vesting period, unvested restricted stock units immediately vest at the date of retirement. For the 2012 performance awards, no awards became eligible for vesting as minimum performance thresholds for the 2012 performance year were not met.

For 2013, the performance-based restricted stock units to be issued under the Performance Award Agreement are determined based on (1) our achievement of specified non-GAAP EPS targets, as established at the beginning of each year for each of the calendar years contained in the performance periods (2-year and 3-year awards) (the performance condition) and (2) our total shareholder return (TSR) relative to the TSR attained by companies that are included in the Russell 3000 Index during the performance periods (the market condition). Compensation expense, net of forfeitures, is recognized on a straight-line basis, and the units vest upon achievement of the performance condition, provided participants are employed by Itron at the end of the respective performance periods. For U.S. participants who retire during the performance period, a pro-rated number of restricted stock units (based on the number of days of employment during the performance period) immediately vest based on the attainment of the performance goals as assessed after the end of the performance period.
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

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Dividend yield	—%	—%
Expected volatility	39.1%	39.1%
Risk-free interest rate	0.3%	0.3%
Expected term (years)	2.53	2.53

Weighted-average fair value	$45.70	$45.03

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

The following table summarizes restricted stock unit activity for the six months ended June 30:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value(1)
	(in thousands)		(in thousands)
Outstanding, January 1, 2012	625
Granted(2)	443	$47.33
Released	(176)		$11,536
Forfeited	(28)
Outstanding, June 30, 2012	864

Outstanding, January 1, 2013	774
Granted(2)	255	$42.51
Released	(253)		$13,562
Forfeited	(11)
Outstanding, June 30, 2013	765

Vested but not released, June 30, 2013	29		$1,244

Expected to vest, June 30, 2013	672		$28,496

(1)
The aggregate intrinsic value is the market value of the stock, before applicable income taxes, based on the closing price on the stock release dates or at the end of the period for restricted stock units expected to vest.

(2)
Restricted stock units granted in 2012 and 2013 do not include awards under the Performance Award Agreement for the respective years, as these awards are not granted until final attainment of performance goals has been determined at the conclusion of the performance period, which had not occurred as of June 30, 2012 and 2013, respectively.

At June 30, 2013, unrecognized compensation expense on restricted stock units was $24.2 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

Unrestricted Stock Awards
We grant unrestricted stock awards to members of our Board of Directors as part of their compensation. Awards are fully vested and expensed when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of grant.

The following table summarizes unrestricted stock award activity for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Shares of unrestricted stock granted	4,518	4,526	8,847	9,979

Weighted average grant date fair value per share	$45.37	$45.26	$45.40	$41.05

Employee Stock Purchase Plan
Under the terms of the ESPP, employees can deduct up to 10% of their regular cash compensation to purchase our common stock at a 15% discount from the fair market value of the stock at the end of each fiscal quarter, subject to other limitations under the plan. The sale of the stock to the employees occurs at the beginning of the subsequent quarter.

The following table summarizes ESPP activity for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Shares of stock sold to employees(1)	27,489	30,619	47,308	53,676

Weighted average fair value per ESPP award(2)	$6.37	$6.19	$6.69	$6.55

(1)	Stock sold to employees during each fiscal quarter under the ESPP is associated with the offering period ending on the last day of the previous fiscal quarter.

(2)	Relating to awards associated with the offering period during the three and six months ended June 30.

At June 30, 2013, all compensation cost associated with the ESPP had been recognized. There were approximately 553,000 shares of common stock available for future issuance under the ESPP at June 30, 2013.
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

Our tax benefit for the first six months of 2013 reflects the favorable discrete tax benefit for the retroactive extension of the 2012 research and experimentation credit in the amount of $4.0 million. The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013 and extended several business tax provisions including the research and experimentation credit. Our annual estimated effective tax rate for 2013 was favorably impacted by a higher percentage of projected earnings in foreign jurisdictions with tax rates below 35%, the benefit of certain interest expense deductions, and an election under U.S. Internal Revenue Code Section 338 with respect to a foreign acquisition in 2007.  Accordingly, our 2013 annual estimated effective tax rate is lower than our 2012 annual estimated effective tax rate.

Our tax provision in 2012 was lower than the federal statutory rate of 35% due to projected earnings in tax jurisdictions with rates lower than 35%, the benefit of certain interest expense deductions, and an election under U.S. Internal Revenue Code Section 338 with respect to a foreign acquisition in 2007.

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense recognized is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net interest and penalties expense	$168	$(22)	$339	$265

Accrued interest and penalties recorded are as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Accrued interest	$3,251	$3,095
Accrued penalties	3,009	3,030

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate are as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Unrecognized tax benefits related to uncertain tax positions	$26,853	$26,433
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	26,141	25,852

We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $1.3 million within the next twelve months due to the expiration of the statute of limitations. At June 30, 2013, we are not able to reasonably estimate the timing of future cash flows relating to our uncertain tax positions.
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

Our available lines of credit, outstanding standby LOCs, and bonds are as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Credit facilities(1)
Multicurrency revolving line of credit	$660,000	$660,000
Long-term borrowings	(140,000)	(140,000)
Standby LOCs issued and outstanding	(47,037)	(54,328)
Net available for additional borrowings and LOCs	$472,963	$465,672

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$97,456	$67,308
Standby LOCs issued and outstanding	(29,581)	(29,906)
Short-term borrowings(2)	(2,731)	(851)
Net available for additional borrowings and LOCs	$65,144	$36,551

Unsecured surety bonds in force	$136,934	$164,820

(1)	See Note 6 for details regarding our secured credit facilities.

(2)	Short-term borrowings are included in "Other current liabilities" on the Consolidated Balance Sheets.

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

A liability is recorded and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we disclose contingencies for which a material loss is reasonably possible, but not probable. Liabilities recorded for legal contingencies at June 30, 2013 were not material to our financial condition or results of operations.

In 2010 and 2011, Transdata Incorporated (Transdata) filed lawsuits against four of our customers, CenterPoint Energy (CenterPoint), TriCounty Electric Cooperative, Inc. (Tri-County), San Diego Gas & Electric Company (San Diego), and Texas-New Mexico Power Company (TNMP), as well as several other utilities, alleging infringement of three patents owned by Transdata related to the use of an antenna in a meter. Pursuant to our contractual obligations with our customers, we agreed, subject to certain exceptions, to indemnify and defend them in these lawsuits. The complaints seek unspecified damages as well as injunctive relief. CenterPoint, Tri-County, San Diego, and TNMP have denied all of the substantive allegations and filed counterclaims seeking a declaratory judgment that the patents are invalid and not infringed. In December 2011, the Judicial Panel on Multi-District Litigation consolidated all of these cases in the Western District of Oklahoma for pretrial proceedings. On April 17, 2011, the Oklahoma court stayed the litigation pending the resolution of re-examination proceedings in the United States Patent and Trademark Office (U.S. PTO). The U.S. PTO has issued re-examination certificates confirming the patentability of the original claims and allowing certain new claims added by TransData. The parties conducted a claim construction hearing on February 5, 2013 on one claim term -- "electric meter circuitry." After initially adopting defendants' proposed construction of the term, the Court granted TransData's motion for reconsideration by order of June 25, 2013, and has adopted TransData's proposed construction. A claim construction hearing on the remaining terms is scheduled for late September 2013. Most of the remaining deadlines are based on the date of the Court's decision relating to those remaining terms. No trials are scheduled. We do not believe this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which such a loss is recognized.

In June 2011, a lawsuit was filed in the United States District Court for the Eastern District of Texas alleging infringement of three patents owned by EON Corp. IP Holdings, LLC (EON), related to two-way communication networks, network components, and related software platforms. The complaint seeks unspecified damages as well as injunctive relief. The Court has construed key terms of the three patents and has granted requests to file motions for summary judgment. We do not believe this matter will have a material adverse effect on our business or financial condition.

In a series of cases, approximately 270 former employees of Itron Sistemas e Technologia Ltda. (Itron Brazil), the majority of whose employment contracts were terminated in 2011, have sued Itron Brazil seeking payment of overtime and salary differential and alleging that the assumption of the employment relationship by Itron Brazil constituted illegal outsourcing under Brazilian law. In 2008, Itron Brazil entered into an agreement to provide installation and maintenance services to one of its customers and, to perform such services, hired over 800 employees of the previous provider of such services. In 2011, Itron Brazil determined to terminate the contract with its customer, which led to the termination of approximately 870 employees. Under applicable statutes of limitation, most additional employee claims must be brought prior to October 31, 2013. Itron Brazil intends to vigorously defend these cases but the ultimate outcome of the cases, and the amount of any liability, cannot be determined at this time.

The Company and its subsidiaries are parties to various employment-related proceedings in jurisdictions where it does business. None of the proceedings are individually material to the Company, and management believes that the Company has made adequate provision such that the ultimate disposition of the proceedings will not materially affect the Company's business or financial condition.

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Beginning balance	$50,754	$77,251	$53,605	$79,536
New product warranties	1,961	3,507	2,822	5,636
Other changes/adjustments to warranties	3,611	(3,770)	5,638	2,061
Claims activity	(5,289)	(8,255)	(10,388)	(19,575)
Effect of change in exchange rates	(405)	(2,365)	(1,045)	(1,290)
Ending balance	50,632	66,368	50,632	66,368
Less: current portion of warranty	24,709	42,861	24,709	42,861
Long-term warranty	$25,923	$23,507	$25,923	$23,507

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to extended warranty contracts, and other changes and adjustments to warranties. Warranty expense for the three and six months ended June 30 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Total warranty expense	$5,572	$(263)	$8,460	$7,697

Warranty expense increased during the three and six months ended June 30, 2013, compared with the same periods in 2012. Warranty expense during the three and six months ended June 30, 2012 reflected a $4.3 million adjustment, which reduced a warranty accrual, originally recorded in 2011, as a result of lower than estimated replacements.

Unearned Revenue Related to Extended Warranty
A summary of changes to unearned revenue for extended warranty contracts is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Beginning balance	$32,363	$27,140	$31,960	$24,448
Unearned revenue for new extended warranties	1,664	2,243	2,625	5,189
Unearned revenue recognized	(525)	(331)	(995)	(631)
Effect of change in exchange rates	(107)	(41)	(195)	5
Ending balance	33,395	29,011	33,395	29,011
Less: current portion of unearned revenue for extended warranty	2,472	1,572	2,472	1,572
Long-term unearned revenue for extended warranty within Other long-term obligations	$30,923	$27,439	$30,923	$27,439

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

Plan costs are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Plan costs	$5,662	$7,217	$10,500	$12,878

The IBNR accrual, which is included in wages and benefits payable, is as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
IBNR accrual	$2,345	$2,552

Our IBNR accrual and expenses may fluctuate due to the number of plan participants, claims activity, and deductible limits. For our employees located outside of the United States, health benefits are provided primarily through governmental social plans, which are funded through employee and employer tax withholdings.

Note 12:     Restructuring

During the fourth quarter of 2011, we announced the approval of projects to restructure our manufacturing operations to increase efficiency and lower our cost of manufacturing. We began implementing these projects in the fourth quarter of 2011.

As of June 30, 2013, we have substantially completed these restructuring projects. We do not anticipate substantial expenses related to these restructuring projects to be recognized in the Consolidated Statements of Operations in future periods.

The total expected restructuring costs, the costs recognized in prior periods, the restructuring costs recognized during the six months ended June 30, 2013, and the remaining expected restructuring costs as of June 30, 2013 are as follows:

	Total Expected Costs at June 30, 2013	Costs Recognized in Prior Periods	Costs Recognized During the Six Months Ended June 30, 2013	Remaining Costs to be Recognized at June 30, 2013 (1)
	(in thousands)
Employee severance costs	$46,850	$44,196	$2,654	$—
Asset impairments	20,332	20,305	27	—
Other restructuring costs	6,963	5,246	1,717	—
Total	$74,145	$69,747	$4,398	$—

Segments:
Energy	$53,385	$53,190	$195	$—
Water	15,675	14,556	1,119	—
Corporate unallocated	5,085	2,001	3,084	—
Total	$74,145	$69,747	$4,398	$—

(1)	There are no significant restructuring costs expected to be incurred after June 30, 2013 for these restructuring projects.

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

The following table summarizes the activity within the restructuring related balance sheet accounts during the six months ended June 30, 2013:

	Accrued Employee Severance	Asset Impairments & Net Loss on Sale or Disposal	Other Accrued Costs	Total
	(in thousands)
Beginning balance, January 1, 2013	$14,498	$—	$3,216	$17,714
Costs incurred and charged to expense	2,654	27	1,717	4,398
Cash payments	(3,155)	—	(833)	(3,988)
Non-cash items	—	(27)	—	(27)
Effect of change in exchange rates	(447)	—	(28)	(475)
Ending balance, June 30, 2013	$13,550	$—	$4,072	$17,622

The current portions of the restructuring related liability balances were $13.9 million and $13.2 million as of June 30, 2013 and December 31, 2012, respectively. The current portion of the liability is classified within "Other current liabilities" on the Consolidated Balance Sheets. The long-term portions of the restructuring related liability related balances were $3.7 million and $4.5 million as of June 30, 2013 and December 31, 2012, respectively. The long-term portion of the restructuring liability is classified within "Other long-term liabilities" on the Consolidated Balance Sheets.

Asset impairments are determined at the asset group level. Assets held for sale are classified within other current assets and are reported at the lower of the carrying amount or the fair value, less costs to sell, and are no longer depreciated or amortized.

The following table includes assets that were measured at fair value on a nonrecurring basis as of June 30, 2013 and December 31, 2012, and the related losses recognized during the period:

	Net Carrying Value	Fair Value Measurement (Level 3)	Total Loss Recognized in Period
	(in thousands)
June 30, 2013
Long-lived assets held for sale	$3,128	$3,128	$—

December 31, 2012
Long-lived assets held for sale	$3,184	$3,184	$2

The fair values of the disposal groups included in long-lived assets held for sale were determined based on the estimated proceeds from their expected sales, net of estimated selling costs. Long-lived assets held for sale at June 30, 2013 and December 31, 2012 consist of one asset group that includes land, a building, and building improvements.

Revenues and net operating income from the activities we have exited or will exit under the restructuring plan are not material to our operating segments or consolidated results.
Note 13:    Other Comprehensive Income (Loss)

OCI is reflected as a net increase (decrease) to Itron, Inc. shareholders’ equity and is not reflected in our results of operations. The before-tax amount, income tax (provision) benefit, and net-of-tax amount related to each component of other comprehensive income (loss) during the reporting periods were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Before-tax amount
Foreign currency translation adjustment	$6,798	$(52,847)	$(20,649)	$(24,145)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	1,336	(1,365)	1,244	(1,365)
Pension plan benefits liability adjustment	263	19	(283)	38
Total other comprehensive income (loss), before tax	8,397	(54,193)	(19,688)	(25,472)

Tax (provision) benefit
Foreign currency translation adjustment	377	476	(3,471)	315
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(491)	516	(472)	516
Pension plan benefits liability adjustment	(80)	3	86	7
Total other comprehensive income (loss) tax (provision) benefit	(194)	995	(3,857)	838

Net-of-tax amount
Foreign currency translation adjustment	7,175	(52,371)	(24,120)	(23,830)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	845	(849)	772	(849)
Pension plan benefits liability adjustment	183	22	(197)	45
Total other comprehensive income (loss), net of tax	$8,203	$(53,198)	$(23,545)	$(24,634)

The changes in the components of accumulated other comprehensive income (loss) (AOCI), net of tax, were as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Plan Benefit Liability Adjustments	Total
	(in thousands)
Balances at January 1, 2012	$(24,718)	$—	$(14,380)	$1,938	$(37,160)
OCI before reclassifications	(23,830)	(849)	—	—	(24,679)
Amounts reclassified from AOCI	—	—	—	45	45
Total other comprehensive income (loss)	(23,830)	(849)	—	45	(24,634)
Balances at June 30, 2012	$(48,548)	$(849)	$(14,380)	$1,983	$(61,794)

Balances at January 1, 2013	$(3,313)	$(1,689)	$(14,380)	$(15,002)	$(34,384)
OCI before reclassifications	(24,120)	772	—	(566)	(23,914)
Amounts reclassified from AOCI	—	—	—	369	369
Total other comprehensive income (loss)	(24,120)	772	—	(197)	(23,545)
Balances at June 30, 2013	$(27,433)	$(917)	$(14,380)	$(15,199)	$(57,929)

Details about the AOCI components reclassified to the Consolidated Statements of Operations during the reporting periods are as follows:

	Amount Reclassified from AOCI(1)
	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Income Statement
	2013	2012	2013	2012
	(in thousands)
Amortization of defined benefit pension items
Prior-service costs	$(17)	$(17)	(34)	(34)	(2)
Actuarial losses	(246)	(2)	(497)	(4)	(2)
Total, before tax	(263)	(19)	(531)	(38)	Income before income taxes
Tax benefit (provision)	80	(3)	162	(7)	Income tax provision
Total, net of tax	(183)	(22)	(369)	(45)	Net income

Total reclassifications for the period, net of tax	$(183)	$(22)	$(369)	$(45)	Net income

(1)	Amounts in parenthesis indicate debits to the Statements of Operations.

(2)	These AOCI components are included in the computation of net periodic pension cost. Refer to Note 8 for additional details.

Note 14:    Fair Values of Financial Instruments

The fair values at June 30, 2013 and December 31, 2012 do not reflect subsequent changes in the economy, interest rates, and other variables that may affect the determination of fair value.

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Assets
Cash and cash equivalents	$103,662	$103,662	$136,411	$136,411
Foreign exchange forwards	122	122	146	146

Liabilities
Credit facility
USD denominated term loan	$270,000	$268,219	$277,500	$275,365
Multicurrency revolving line of credit	140,000	138,930	140,000	138,751
Interest rate swaps	1,482	1,482	2,725	2,725
Foreign exchange forwards	108	108	114	114

The following methods and assumptions were used in estimating fair values:

Cash and cash equivalents: Due to the liquid nature of these instruments, the carrying value approximates fair value (Level 1).

Credit facility - term loan and multicurrency revolving line of credit: The term loan and revolver are not traded publicly. The fair values, which are valued based upon a hypothetical market participant, are calculated using a discounted cash flow model with Level 2 inputs, including estimates of incremental borrowing rates for debt with similar terms, maturities, and credit profiles. Refer to Note 6 for a further discussion of our debt.

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

On March 27, 2013, we separated the management of our Energy operating segment into Electricity and Gas to allow each business line to develop its own go-to-market strategy, prioritize its marketing and product development requirements, and focus on its strategic investments. As a result, our sales, marketing, and delivery function are managed under three business lines - Electricity, Gas, and Water. At the same time, product development and operations were centralized and are managed on a global basis. Although most management positions of the new business lines have been identified, the transition to the new organizational structure is ongoing, and we are continuing to assess the implications to our operating segments and our operational and financial reporting systems.

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

Revenues, gross profit, and operating income associated with our segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Revenues
Energy	$349,623	$444,598	$662,301	$882,345
Water	132,552	134,542	267,410	268,435
Total Company	$482,175	$579,140	$929,711	$1,150,780

Gross profit
Energy	$112,673	$148,951	$208,227	$283,554
Water	46,915	47,794	91,484	96,296
Total Company	$159,588	$196,745	$299,711	$379,850

Operating income (loss)
Energy	$14,764	$47,069	$15,244	$85,233
Water	15,389	11,666	27,964	27,603
Corporate unallocated	(12,177)	(12,672)	(22,885)	(27,152)
Total Company	17,976	46,063	20,323	85,684
Total other income (expense)	(3,884)	(3,208)	(5,978)	(7,628)
Income before income taxes	$14,092	$42,855	$14,345	$78,056

For the three and six months ended June 30, 2013, no single customer represented more than 10% of the total Company, the Energy operating segment, or the Water operating segment revenues.

For the three and six months ended June 30, 2012, one customer from the Energy operating segment accounted for 11% of the total Company revenues. During the same periods, one customer accounted for 15% of the Energy operating segment revenues, and no single customer accounted for more than 10% of the Water operating segment revenues.

Revenues by region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
United States and Canada	$211,565	$292,999	$388,771	$577,586
Europe, Middle East, and Africa	215,250	215,899	427,145	436,855
Other	55,360	70,242	113,795	136,339
Total revenues	$482,175	$579,140	$929,711	$1,150,780

Depreciation and amortization expense associated with our segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Energy	$18,348	$20,488	$36,819	$41,144
Water	5,909	6,539	12,178	13,095
Corporate Unallocated	17	17	34	32
Total Company	$24,274	$27,044	$49,031	$54,271
Note 16:    Subsequent Event

Stock Repurchases
Subsequent to June 30, 2013, we repurchased 174,200 shares of our common stock under the stock repurchase program authorized by the Board of Directors on March 8, 2013. The average price paid per share was $42.71.

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

On March 27, 2013, we separated the management of our Energy operating segment into Electricity and Gas to allow each business line to develop its own go-to-market strategy, prioritize its marketing and product development requirements, and focus on its strategic investments. As a result, our sales, marketing, and delivery function are managed under three business lines - Electricity, Gas, and Water. At the same time, product development and operations were centralized and are managed on a global basis. Although most management positions of the new business lines have been identified, the transition to the new organizational structure is ongoing, and we are continuing to assess the implications to our operating segments and our operational and financial reporting systems.

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

Overview

Revenues for the three and six months ended June 30, 2013 were $482 million and $930 million, compared with $579 million and $1.2 billion in the same periods last year. The decrease in 2013 was the result of significantly lower revenues in the Energy segment. Gross margins for the three and six months ended June 30, 2013 were 33.1% and 32.2%, compared with gross margins of 34.0% and 33.0% for the same periods in 2012. In 2013, lower volumes and increased warranty costs, as the result of a $4.3 million warranty accrual reduction recognized in the second quarter of 2012, had a negative impact on gross margin.

Our tax benefit for the first six months of 2013 reflects the favorable discrete tax benefit for the retroactive extension of the 2012 research and experimentation credit in the amount of $4.0 million. The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013 and extended several business tax provisions including the research and experimentation credit. Our annual estimated effective tax rate for 2013 was favorably impacted by a higher percentage of projected earnings in foreign jurisdictions with tax rates below 35%, the benefit of certain interest expense deductions, and an election under U.S. Internal Revenue Code Section 338 with respect to a foreign acquisition in 2007.  Accordingly, our 2013 annual estimated effective tax rate is lower than our 2012 annual estimated effective tax rate. During the three and six months ended June 30, 2012, we had tax provisions of 24.7% and 25.9%, based on a percentage of income before tax, which included minimal discrete benefits.

Total backlog was $1.1 billion and twelve-month backlog was $558 million at June 30, 2013.

On March 8, 2013, our Board of Directors authorized a twelve-month repurchase program of up to $50 million of our common stock. During the three months ended June 30, 2013, we repurchased 380,310 shares of our common stock for $15.9 million. Subsequent to June 30, 2013, we repurchased 174,200 shares of our common stock for $7.4 million.

Total Company Revenues, Gross Profit and Margin, and Unit Shipments

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Revenues	$482,175	$579,140	(17)%	$929,711	$1,150,780	(19)%
Gross Profit	$159,588	$196,745	(19)%	$299,711	$379,850	(21)%
Gross Margin	33.1%	34.0%		32.2%	33.0%

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Revenues by Region
United States and Canada (North America)	$211,565	$292,999	$388,771	$577,586
Europe, Middle East, and Africa (EMEA)	215,250	215,899	427,145	436,855
Other	55,360	70,242	113,795	136,339
Total revenues	$482,175	$579,140	$929,711	$1,150,780

Revenues
Revenues decreased $97.0 million and $221.1 million, or 17% and 19%, for the three and six months ended June 30, 2013, compared with the same periods in 2012. This decrease was driven by the Energy segment and reflected the impact of the substantial completion of four of our five largest OpenWay projects in 2012 combined with lower gas revenues in North America, EMEA, and Asia/Pacific. Water revenues were essentially flat. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

No single customer accounted for more than 10% of total Company revenues during the three and six months ended June 30, 2013, while one customer, BC Hydro and Power Authority, accounted for 11% of total Company revenues during the same periods in 2012. Our 10 largest customers accounted for 22% and 20% of total revenues during the three and six months ended June 30, 2013, and 30% and 32% for the three and six months ended June 30, 2012, respectively.

Gross Margins
Gross margin for the second quarter of 2013 was 33.1%, compared with 34.0% for the same period in 2012. For the six months ended June 30, 2013, gross margin was 32.2%, compared with 33.0% in the same period in 2012. The decline over the prior year was due primarily to lower volumes and higher warranty costs, as the result of a $4.3 million warranty accrual reduction recognized in the second quarter of 2012, partially offset by benefits from manufacturing efficiencies in the Energy operating segment. In addition, the Water operating segment had a negative impact on gross margin as the result of increased professional services in North America, which have a lower gross margin, and less favorable product mix in other regions, which is the result a lower volume of higher margin products as a proportion of total sales. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

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

In addition, advanced and smart meter communication modules can be sold separately from the meter. A summary of our meter and communication module shipments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(units in thousands)
Meters
Standard	4,730	4,620	9,170	9,500
Advanced and smart	1,340	2,160	2,970	4,410
Total meters	6,070	6,780	12,140	13,910

Stand-alone communication modules
Advanced and smart	1,350	1,960	2,690	3,550

Operating Segment Results

For a description of our operating segments, refer to Item 1: “Financial Statements Note 15: Segment Information”.

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	2012	% Change		2013	2012	% Change
Segment Revenues	(in thousands)				(in thousands)
Energy
Electricity	$213,612	$283,484	(25)%		$389,375	$567,944	(31)%
Gas	136,011	161,114	(16)%		272,926	314,401	(13)%
Total Energy	349,623	444,598	(21)%		662,301	882,345	(25)%
Water	132,552	134,542	(1)%		267,410	268,435	—%
Total revenues	$482,175	$579,140	(17)%		$929,711	$1,150,780	(19)%

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Energy	$112,673	32.2%	$148,951	33.5%	$208,227	31.4%	$283,554	32.1%
Water	46,915	35.4%	47,794	35.5%	91,484	34.2%	96,296	35.9%
Total gross profit and margin	$159,588	33.1%	$196,745	34.0%	$299,711	32.2%	$379,850	33.0%

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss) and Operating Margin	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Energy	$14,764	4%	$47,069	11%	$15,244	2%	$85,233	10%
Water	15,389	12%	11,666	9%	27,964	10%	27,603	10%
Corporate unallocated	(12,177)		(12,672)		(22,885)		(27,152)
Total Company	$17,976	4%	$46,063	8%	$20,323	2%	$85,684	7%

Energy:

Revenues - Three months ended June 30, 2013 vs. Three months ended June 30, 2012
Electricity revenues decreased $69.9 million, or 25%, for the three months ended June 30, 2013, compared with the same period in 2012. Revenues in 2013 were lower primarily due to $97.7 million in scheduled decreases in our five largest OpenWay projects in North America and $9.2 million in decreased meter shipments in Asia/Pacific. These decreases were partially offset by $22.8 million in increased revenues from sources other than the five largest OpenWay projects in North America and $16.9 million in higher product shipments and services in EMEA, of which $8.8 million was in South Africa.

Gas revenues decreased $25.1 million, or 16%, for the three months ended June 30, 2013, compared with the same period in 2012, primarily as the result of $16.3 million in lower product sales in EMEA and $6.3 million in lower product sales and services in North America.

Revenues - Six months ended June 30, 2013 vs. Six months ended June 30, 2012
Electricity revenues decreased $178.6 million, or 31%, for the six months ended June 30, 2013, compared with the same period in 2012. Revenues in 2013 were lower primarily due to $219.1 million in scheduled decreases in our five largest OpenWay projects in North America, $8.2 million in decreased meter shipments in Asia/Pacific, and $6.5 million in decreased product shipments in Latin America. These decreases were partially offset by $37.9 million in increased revenues from sources other than the five largest OpenWay projects in North America and $17.4 million in EMEA.

Gas revenues decreased $41.5 million, or 13%, for the six months ended June 30, 2013, compared with the same period in 2012, primarily as the result of $26.4 million in lower product sales in EMEA and $11.3 million in lower product sales and services in North America. Revenues in Latin America and Asia/Pacific were lower, as well.

No single customer accounted for more than 10% of the Energy operating segment revenues during the three and six months ended June 30, 2013, while one customer accounted for more than 10% of the Energy operating segment revenues during the same periods of 2012.

Gross Margin - Three months ended June 30, 2013 vs. Three months ended June 30, 2012
Energy gross margin was 32.2% for the three months ended June 30, 2013, compared with 33.5% for the same period in 2012. During the second quarter of 2013, gross margin decreased 1.3% over the prior year, primarily as the result of lower volumes and higher warranty expense. In the second quarter of 2012, we recognized a $4.3 million adjustment, which reduced a warranty accrual, originally recorded in 2011, as a result of lower than estimated replacements. These decreases were partially offset by the benefits from efficiencies from our restructuring projects.

Gross Margin - Six months ended June 30, 2013 vs. Six months ended June 30, 2012
Energy gross margin was 31.4% for the six months ended June 30, 2013, compared with 32.1% for the same period in 2012. During the first half of 2013, gross margin decreased 0.7% over the prior year as benefits from efficiencies from our restructuring projects were more than offset by higher warranty costs and the impact of lower volumes. In the second quarter of 2012, we recognized a $4.3 million adjustment, which reduced a warranty accrual, originally recorded in 2011, as a result of lower than estimated replacements.

Operating Expenses - Three months ended June 30, 2013 vs. Three months ended June 30, 2012
Energy operating expenses decreased $4.0 million, or 3.9%, for the three months ended June 30, 2013, compared with the same period in 2012, primarily due to lower sales and marketing and product development, as well as a scheduled decrease in amortization of intangible assets of $1.1 million. These decreases were partially offset by $4.6 million in higher legal reserve costs, which are included within general and administrative expenses. Operating expenses as a percentage of revenues were 28% for the three months ended June 30, 2013, compared with 23% for the same period in 2012.

Operating Expenses - Six months ended June 30, 2013 vs. Six months ended June 30, 2012
Energy operating expenses decreased $5.3 million, or 2.7%, for the six months ended June 30, 2013, compared with the same period in 2012, primarily due to lower sales and marketing and product development costs, as well as a scheduled decrease in amortization of intangible assets of $1.7 million. These decreases were partially offset by $6.6 million in higher legal reserve costs, which are included within general and administrative expenses. Operating expenses as a percentage of revenues were 29% for the six months ended June 30, 2013, compared with 22% for the same period in 2012.

Water:

Revenues - Three months ended June 30, 2013 vs. Three months ended June 30, 2012
Revenues decreased $2.0 million, or 1%, for the three months ended June 30, 2013, compared with the same period last year. This decrease was the result of lower product shipments in Asia/Pacific of $2.6 million and EMEA by $1.2 million, partially offset by $2.1 million in higher volumes in Latin America.

Revenues - Six months ended June 30, 2013 vs. Six months ended June 30, 2012
Revenues decreased $1.0 million for the six months ended June 30, 2013, compared with the same period last year. The decrease was driven primarily by $3.2 million in lower product shipments in Asia/Pacific, partially offset by higher service revenues in North America.

No single customer represented more than 10% of the Water operating segment revenues during the three and six months ended June 30, 2013 and 2012.

Gross Margin - Three months ended June 30, 2013 vs. Three months ended June 30, 2012
Water gross margin decreased to 35.4% for the three months ended June 30, 2013, compared with 35.5% for the same period last year, primarily as a result of an increase in professional services in North America, which have a lower gross margin, offset by the benefit of higher volumes in Latin America.

Gross Margin - Six months ended June 30, 2013 vs. Six months ended June 30, 2012
Water gross margin decreased to 34.2% for the six months ended June 30, 2013, compared with 35.9% for the same period last year, primarily as a result of an increase in professional services in North America, which have a lower gross margin, and unfavorable product mix in other regions.

Operating Expenses - Three months ended June 30, 2013 vs. Three months ended June 30, 2012
Operating expenses for the three months ended June 30, 2013 decreased by $4.6 million over the second quarter of 2012, primarily as the result of $3.6 million in lower restructuring expenses and lower sales and marketing costs and scheduled decreases in amortization of intangible assets. Operating expenses as a percentage of revenues were 24% for the three months ended June 30, 2013, compared with 27% for the same period in 2012.

Operating Expenses - Six months ended June 30, 2013 vs. Six months ended June 30, 2012
Operating expenses for the six months ended June 30, 2013 decreased by $5.2 million over the first half of 2012, primarily as the result of $3.0 million in lower restructuring expenses, as well as lower sales and marketing costs and scheduled decreases in amortization of intangible assets, partially offset by $1.1 million in increased product development costs. Operating expenses as a percentage of revenues were 24% for the six months ended June 30, 2013, compared with 26% for the same period in 2012.

Corporate unallocated:

Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses were lower by $495,000 and $4.3 million in the three and six months ended June 30, 2013, primarily due to certain costs incurred in 2012. The prior year included costs for the SmartSynch acquisition of $2.9 million, management training and development costs, and preliminary planning costs for our global enterprise resource planning (ERP) software initiative.

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

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
	(in millions)
June 30, 2013	$515	$1,058	$558
March 31, 2013	447	1,029	565
December 31, 2012	467	1,035	568
September 30, 2012	459	1,079	592
June 30, 2012	447	1,122	637

Information on bookings by our operating segments is as follows:

Quarter Ended	Bookings	Energy	Water
	(in millions)
June 30, 2013	$515	$365	$150
March 31, 2013	447	305	142
December 31, 2012	467	345	122
September 30, 2012	459	341	118
June 30, 2012	447	330	117

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2013	% of Revenues	2012	% of Revenues	2013	% of Revenues	2012	% of Revenues
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Sales and marketing	$46,182	10%	$50,847	9%	$94,398	10%	$100,703	9%
Product development	43,481	9%	46,640	8%	87,689	9%	90,996	8%
General and administrative	38,317	8%	33,450	6%	71,912	8%	70,020	6%
Amortization of intangible assets	10,247	2%	12,025	2%	20,991	2%	23,938	2%
Restructuring	3,385	1%	7,720	1%	4,398	—%	8,509	1%
Total operating expenses	$141,612	29%	$150,682	26%	$279,388	30%	$294,166	26%

Operating expenses decreased $9.1 million and $14.8 million for the three and six months ended June 30, 2013, primarily due to reduced sales and marketing, product development, and restructuring costs, partially offset by increased litigation reserves, which are included within general and administrative operating expense. In addition, the three and six months ended June 30, 2013 include scheduled decreases in amortization of intangible assets of $1.8 million and $2.9 million.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Interest income	$194	$177	$1,255	$370
Interest expense	(1,920)	(2,191)	(3,845)	(4,280)
Amortization of prepaid debt fees	(416)	(415)	(829)	(763)
Other income (expense), net	(1,742)	(779)	(2,559)	(2,955)
Total other income (expense)	$(3,884)	$(3,208)	$(5,978)	$(7,628)

Interest income: Interest income is generated from our cash and cash equivalents balances and certain deposits on hand with third parties. Interest income in the six months ended June 30, 2013 includes interest recognized on certain deposits with governmental entities related to tax contingencies.

Interest expense: Interest expense for the three and six months ended June 30, 2013 declined due to a lower balance of outstanding debt on our credit facility. Average total debt outstanding was $404.2 million and $475.7 million for the quarters ended June 30, 2013 and 2012, respectively, and $410.4 million and $460.7 million for the six month periods ended June 30, 2013 and 2012, respectively.

Amortization of prepaid debt fees: Amortization of prepaid debt fees for the six months ended June 30, 2013 increased from the same period in 2012 as the result of fees paid during the second quarter of 2012 for the increase in the borrowing capacity of the multicurrency revolving line of credit. Refer to Item 1: “Financial Statements Note 6: Debt” for additional details related to our long-term borrowings.

Other income (expense), net: Other expenses, net, consist primarily of unrealized and realized foreign currency gains and losses from balances denominated in currencies other than the reporting entity's functional currency and other non-operating income (expenses). Foreign currency losses, net of hedging, were $1.6 million and $2.1 million for the three and six months ended June 30, 2013, compared with net foreign currency losses of $495,000 and $1.5 million in the same periods in 2012.

Financial Condition

Cash Flow Information:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Operating activities	$18,974	$92,390
Investing activities	(29,514)	(99,159)
Financing activities	(18,816)	(21,342)
Effect of exchange rates on cash and cash equivalents	(3,393)	(2,175)
Decrease in cash and cash equivalents	$(32,749)	$(30,286)

Cash and cash equivalents was $103.7 million at June 30, 2013, compared with $136.4 million at December 31, 2012.

Operating activities
Cash provided by operating activities during the six months ended June 30, 2013 was $73.4 million lower, compared with the same period in 2012. This decline was primarily due to (1) a decrease in net income, adjusted for non-cash items, such as depreciation and amortization, stock-based compensation, and other adjustments, of $59.8 million and (2) a larger increase in net operating assets and liabilities, primarily as a result of a larger accumulation of inventories and an increase in accounts receivable, in the six months ended June 30, 2013 as compared to the same period in 2012, when accounts receivable decreased.

Investing activities
Cash used in investing activities during the six months ended June 30, 2013 was $69.6 million lower, compared with the same period in 2012, primarily due to a decline in business acquisitions of $78.7 million, which was partially offset by an increase in acquisitions of property, plant, and equipment of $5.3 million. In the first six months of 2013, there was no significant business acquisition activity, while during the same period in 2012 we acquired SmartSynch.

Financing activities
Net cash used in financing activities during the six months ended June 30, 2013 was $2.5 million lower, compared with the same period in 2012, as a result of a decrease of $9.9 million in repurchases of our common stock and an increase of $2.5 million in other financing activities in 2013. These improvements in cash position were partially offset by increased repayments of debt, net of proceeds from borrowings, in 2013. During the first six months of 2013, we made payments on debt, net of proceeds from borrowings, of $7.5 million, compared to proceeds from borrowings, net of payments on debt, of $2.5 million during the same period in 2012. Refer to Part II, Item 2: "Unregistered Sale of Equity Securities and Use of Proceeds" for additional details related to our share repurchase program.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations for the six months ended June 30, 2013 was a decrease of $3.4 million, compared with an decrease of $2.2 million for the same period in 2012.

Off-balance sheet arrangements:

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at June 30, 2013 and December 31, 2012 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Liquidity and Capital Resources:

Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital, which represents current assets less current liabilities, was $355.1 million at June 30, 2013, compared with $353.6 million at December 31, 2012.

Borrowings
In August 2011, we entered into a senior secured credit facility (the credit facility). The credit facility consists of a $300 million U.S. dollar term loan and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $660 million.

At June 30, 2013, $140.0 million was outstanding under the revolver, and $47.0 million was utilized by outstanding standby letters of credit, resulting in $473.0 million available for additional borrowings.

For further description of the term loan and the revolver under our credit facility, refer to Item 1: “Financial Statements, Note 6: Debt.”

For a description of our letters of credit and performance bonds, and the amounts available for additional borrowings or letters of credit under our lines of credit, including the revolver that is part of our credit facility, refer to Item 1: “Financial Statements, Note 11: Commitments and Contingencies.”

Share Repurchase
On March 8, 2013, our Board of Directors authorized a repurchase program of up to $50 million of our common stock through March 7, 2014. Repurchases are made in the open market or in privately negotiated transactions and in accordance with applicable securities laws. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. During the six months ended June 30, 2013, we repurchased 384,800 shares of our common stock, totaling $16.1 million, leaving $33.9 million remaining under the repurchase program. Refer to Part II, Item 2: "Unregistered Sales of Equity Securities and Use of Proceeds" for additional information related to our share repurchase program.

Restructuring
During the fourth quarter of 2011, we announced the approval of projects to restructure our manufacturing operations to increase efficiency and lower our cost of manufacturing. We began implementing these projects in the fourth quarter of 2011.

As of June 30, 2013, we have substantially completed these restructuring projects. We do not anticipate substantial expenses related to these restructuring projects to be recognized in the Consolidated Statements of Operations in future periods. At June 30, 2013, the current and long-term portions of the restructuring related liability balances were $13.9 million and $3.7 million, respectively. For further details regarding our restructuring activities, refer to Item 1: “Financial Statements, Note 12: Restructuring.”

Other Liquidity Considerations
We have tax credits and net operating loss carryforwards in various jurisdictions that are available to reduce cash taxes. However, utilization of tax credits and net operating losses are limited in certain jurisdictions. Based on current projections, we expect to pay, net of refunds, approximately $300,000 in state taxes and $11.6 million in local and foreign taxes in 2013. We do not expect to make any payments for U.S. federal taxes in 2013. For a discussion of our tax provision and unrecognized tax benefits, see Item 1: “Financial Statements, Note 10: Income Taxes.”

As of June 30, 2013, there was $36.3 million of cash and cash equivalents held by foreign subsidiaries that could be repatriated, if necessary to fund U.S. operations. Tax is one of the many factors that we consider in the management of global cash. Included in the determination of the tax costs in repatriating foreign cash into the United States are the amount of earnings and profits in a particular jurisdiction, withholding taxes that would be imposed, and available foreign tax credits. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

The American Taxpayer Relief Act of 2012 (the "Act") was signed into law on January 2, 2013 and extended several business tax provisions including: (1) the active financing income and controlled foreign corporation look-through exceptions to certain foreign income; and (2) the research and experimentation credit. The tax effects of the Act were recognized in the first quarter of 2013.

In several of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc, we consolidate them because we have a greater than 50% ownership interest or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. Approximately $23.0 million of our consolidated cash balance at June 30, 2013 resides in our joint venture entities. As a result, the minority shareholders of these entities control their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the U.S. from these entities.

For a description of our funded and unfunded non-U.S. defined benefit pension plans and our expected 2013 contributions, refer to Item 1: “Financial Statements, Note 8: Defined Benefit Pension Plans.”

For a description of our bonus and profit sharing plans, including the amounts accrued at June 30, 2013 and the expected timing of payment, refer to Bonus and Profit Sharing within Critical Accounting Estimates below.

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
Certain of our revenue arrangements include an extended or noncustomary warranty provision that covers all or a portion of a customer's replacement or repair costs beyond the standard or customary warranty period. Whether or not the extended warranty is separately priced in the arrangement, a portion of the arrangement's total consideration is allocated to this extended warranty deliverable. This revenue is deferred and recognized over the extended warranty coverage period. Extended or noncustomary warranties do not represent a significant portion of our revenue.
We allocate consideration to each deliverable in an arrangement based on its relative selling price. We determine selling price using VSOE, if it exists, otherwise we use third-party evidence (TPE). We define VSOE as a median price of recent standalone transactions that are priced within a narrow range. TPE is determined based on the prices charged by our competitors for a similar deliverable when sold separately. If neither VSOE nor TPE of selling price exists for a unit of accounting, we use estimated selling price (ESP). The objective of ESP is to determine the price at which we would transact if the product or service were regularly sold by us on a standalone basis. Our determination of ESP involves a weighting of several factors based on the specific facts and circumstances of the arrangement. The factors considered include the cost to produce the deliverable, the anticipated margin on that deliverable, our ongoing pricing strategy and policies, and the characteristics of the varying markets in which the deliverable is sold.
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

Derivative Instruments
All derivative instruments, whether designated in hedging relationships or not, are recorded on the Consolidated Balance Sheets at fair value as either assets or liabilities. The components and fair values of our derivative instruments are determined using the fair value measurements of significant other observable inputs (also known as “Level 2”), as defined by U.S. generally accepted accounting principles. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments is in a net asset position and the effect of our own nonperformance risk when the net fair value of our derivative instruments is in a net liability position. Level 2 inputs consist of quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in non-active markets; and model-derived valuations in which significant inputs are corroborated by observable market data either directly or indirectly through correlation or other means (inputs may include yield curves, volatility, credit risks, and default rates). Derivatives are not used for trading or speculative purposes. Our derivatives are with credit-worthy multinational financial institutions, with whom we have master netting agreements; however, our derivative positions are not disclosed on a net basis. There are no credit-risk-related contingent features within our derivative instruments.

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

Bonus and Profit Sharing
We have various employee bonus and profit sharing plans, which provide award amounts for the achievement of annual financial and nonfinancial targets. If management determines it probable that the targets will be achieved and the amounts can be reasonably estimated, a compensation accrual is recorded based on the proportional achievement of the financial and nonfinancial targets. Although we monitor and accrue expenses quarterly based on our estimated progress toward the achievement of the annual targets, the actual results at the end of the year may require awards that are significantly greater or less than the estimates made in earlier quarters. For the three and six months ended June 30, 2013, we accrued $2.0 million and $8.0 million for such awards, compared with $5.3 million and $11.9 million for the same periods in 2012. Awards are typically distributed in the first quarter of the following year.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and the weighted average interest rates at June 30, 2013. Weighted average variable rates in the table are based on implied forward rates in the Reuters U.S. dollar yield curve as of June 30, 2013 and our estimated leverage ratio, which determines our additional interest rate margin at June 30, 2013.

	2013	2014	2015	2016	2017	Total	Fair Value
	(in thousands)
Variable Rate Debt
Principal: U.S. dollar term loan	$11,250	$26,250	$30,000	$202,500	$—	$270,000	$268,219
Average interest rate	1.46%	1.63%	2.14%	2.86%	—%

Principal: Multicurrency revolving line of credit	$—	$—	$—	$140,000	$—	$140,000	$138,930
Average interest rate	1.46%	1.63%	2.14%	2.86%	—%

Interest rate swap on LIBOR based debt
Average interest rate (Pay)	1.00%	1.00%	1.00%	1.00%
Average interest rate (Receive)	0.21%	0.38%	0.89%	1.61%
Net/Spread	(0.79)%	(0.62)%	(0.11)%	0.61%

Based on a sensitivity analysis as of June 30, 2013, we estimate that, if market interest rates average one percentage point higher in 2013 than in the table above, our financial results in 2013 would not be materially impacted.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. As a result, over half of our revenues and operating expenses are denominated in foreign currencies, which expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in functional currencies other than the U.S. dollar were 59% and 62% of total revenues for the three and six months ended June 30, 2013, respectively, compared with 56% for the same periods in 2012.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, non-functional currency monetary assets and liabilities are revalued, with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 247 contracts were entered into during the six months ended June 30, 2013) not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. The notional amounts of the contracts ranged from $251,000 to $11.0 million, offsetting our exposures from the euro, Saudi riyal, Canadian dollar, Australian dollar, Brazilian real, South African rand, and various other currencies.
In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:	Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. At June 30, 2013, an evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2013, the Company’s disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

(b)
Changes in internal controls over financial reporting. While we are continuing the process of upgrading our global enterprise resource software systems and information technology infrastructure, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings
There were no material changes, as defined by Item 103 of Regulation S-K, during the second quarter of 2013.

Item 1A:	Risk Factors
There were no material changes to risk factors during the second quarter of 2013 from those previously disclosed in Item 1A: "Risk Factors" of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the SEC on February 22, 2013.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.

(b) Not applicable.

(c) Issuer Repurchase of Equity Securities
The table below summarizes information about the Company's purchases of its shares of common stock, based on settlement date, during the quarterly period ended June 30, 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
April 1 through April 30	52,839	$44.19	52,839	$47,465
May 1 through May 31	186,307	40.90	186,307	39,845
June 1 through June 30	141,164	42.30	141,164	33,874
Total	380,310	$41.88	380,310

(1)
On March 8, 2013, the Board authorized a twelve-month repurchase program of up to $50 million of our common stock. Repurchases are made in the open market or in privately negotiated transactions, and in accordance with applicable securities laws. No shares were purchased outside of this plan.

(2)	Includes commissions.

Subsequent to June 30, 2013, we repurchased 174,200 shares of our common stock under the stock repurchase program authorized by the Board of Directors on March 8, 2013. The average price paid per share was $42.71.

Item 5:	Other Information
(a) No information was required to be disclosed in a report on Form 8-K during the second quarter of 2013 that was not reported.

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

ITRON, INC.

August 6, 2013	By:	/s/ STEVEN M. HELMBRECHT
Date		Steven M. Helmbrecht
Executive Vice President and Chief Financial Officer