Form 10-Q
period 2013-09-30
ITRON INC /WA/
filed 2013-11-05
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2013 there were outstanding 39,149,045 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Revenues	$495,491	$504,063	$1,425,202	$1,654,843
Cost of revenues	345,407	332,266	975,407	1,103,196
Gross profit	150,084	171,797	449,795	551,647

Operating expenses
Sales and marketing	44,050	44,913	138,448	145,616
Product development	41,495	43,299	129,184	134,295
General and administrative	32,260	30,743	104,172	100,763
Amortization of intangible assets	10,388	11,929	31,379	35,867
Restructuring expense	28,379	(5,054)	32,777	3,455
Total operating expenses	156,572	125,830	435,960	419,996

Operating income (loss)	(6,488)	45,967	13,835	131,651
Other income (expense)
Interest income	146	297	1,401	667
Interest expense	(2,847)	(2,551)	(7,521)	(7,594)
Other income (expense), net	(158)	(1,269)	(2,717)	(4,224)
Total other income (expense)	(2,859)	(3,523)	(8,837)	(11,151)

Income (loss) before income taxes	(9,347)	42,444	4,998	120,500
Income tax benefit (provision)	2,589	(6,547)	3,936	(26,740)
Net income (loss)	(6,758)	35,897	8,934	93,760
Net income attributable to noncontrolling interests	590	550	1,313	1,445
Net income (loss) attributable to Itron, Inc.	$(7,348)	$35,347	$7,621	$92,315

Earnings (loss) per common share - Basic	$(0.19)	$0.90	$0.19	$2.32
Earnings (loss) per common share - Diluted	$(0.19)	$0.89	$0.19	$2.31

Weighted average common shares outstanding - Basic	39,127	39,472	39,325	39,756
Weighted average common shares outstanding - Diluted	39,127	39,791	39,623	40,042
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net income (loss)	$(6,758)	$35,897	$8,934	$93,760
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	21,853	24,596	(2,267)	806
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	(678)	(828)	94	(1,677)
Net hedging loss (gain) reclassified into net income	170	—	170	—
Pension plan benefit liability adjustment	185	(5)	(12)	40
Total other comprehensive income (loss), net of tax	21,530	23,763	(2,015)	(831)
Total comprehensive income (loss), net of tax	14,772	59,660	6,919	92,929
Comprehensive income (loss) attributable to noncontrolling interests, net of tax:
Net income attributable to noncontrolling interests	590	550	1,313	1,445
Foreign currency translation adjustments	66	69	66	109
Amounts attributable to noncontrolling interests	656	619	1,379	1,554
Comprehensive income (loss) attributable to Itron, Inc.	$14,116	$59,041	$5,540	$91,375
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2013	December 31, 2012
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$122,047	$136,411
Accounts receivable, net	349,292	375,326
Inventories	194,702	170,719
Deferred tax assets current, net	42,133	33,536
Other current assets	108,614	104,958
Total current assets	816,788	820,950

Property, plant, and equipment, net	249,072	255,212
Deferred tax assets noncurrent, net	53,339	44,584
Other long-term assets	28,556	28,908
Intangible assets, net	204,630	238,771
Goodwill	712,710	701,016
Total assets	$2,065,095	$2,089,441

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$202,650	$227,739
Other current liabilities	77,449	49,950
Wages and benefits payable	84,571	91,802
Taxes payable	13,940	9,305
Current portion of debt	24,375	18,750
Current portion of warranty	20,102	27,115
Unearned revenue	43,953	42,712
Total current liabilities	467,040	467,373

Long-term debt	375,000	398,750
Long-term warranty	25,929	26,490
Pension plan benefit liability	92,607	90,533
Deferred tax liabilities noncurrent, net	11,415	16,682
Other long-term obligations	82,664	80,100
Total liabilities	1,054,655	1,079,928

Commitments and contingencies

Equity
Preferred stock	—	—
Common stock	1,288,221	1,294,213
Accumulated other comprehensive loss, net	(36,333)	(34,384)
Accumulated deficit	(259,241)	(266,862)
Total Itron, Inc. shareholders' equity	992,647	992,967
Noncontrolling interests	17,793	16,546
Total equity	1,010,440	1,009,513
Total liabilities and equity	$2,065,095	$2,089,441
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Operating activities
Net income	$8,934	$93,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	73,749	81,856
Stock-based compensation	14,276	14,319
Amortization of prepaid debt fees	1,244	1,176
Deferred taxes, net	(17,490)	1,505
Restructuring expense (recovery), non-cash	27	(4,841)
Other adjustments, net	(462)	(119)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	21,925	46,493
Inventories	(27,833)	(4,619)
Other current assets	(9,447)	(21,525)
Other long-term assets	4,719	1,624
Accounts payable, other current liabilities, and taxes payable	11,652	(39,368)
Wages and benefits payable	(7,844)	(16,869)
Unearned revenue	3,418	9,201
Warranty	(6,937)	(23,610)
Other operating, net	(4,054)	(1,980)
Net cash provided by operating activities	65,877	137,003

Investing activities
Acquisitions of property, plant, and equipment	(44,548)	(34,278)
Business acquisitions, net of cash and cash equivalents acquired	(860)	(79,874)
Other investing, net	3,705	4,005
Net cash used in investing activities	(41,703)	(110,147)

Financing activities
Proceeds from borrowings	35,000	70,000
Payments on debt	(53,125)	(101,252)
Issuance of common stock	3,842	3,778
Repurchase of common stock	(23,566)	(40,700)
Other financing, net	1,765	(342)
Net cash used in financing activities	(36,084)	(68,516)

Effect of foreign exchange rate changes on cash and cash equivalents	(2,454)	48
Decrease in cash and cash equivalents	(14,364)	(41,612)
Cash and cash equivalents at beginning of period	136,411	133,086
Cash and cash equivalents at end of period	$122,047	$91,474

Non-cash transactions:
Property, plant, and equipment purchased but not yet paid	$2,249	$5,206

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$10,817	$33,368
Interest, net of amounts capitalized	6,276	6,386
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977. We provide a portfolio of products and services to utilities for the energy and water markets throughout the world.

Financial Statement Preparation
The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2013 and 2012, the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed.

Certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the 2012 audited financial statements and notes included in our Annual Report on Form 10-K filed with the SEC on February 22, 2013. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

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

Derivatives are not used for trading or speculative purposes. Our derivatives are with credit-worthy multinational commercial banks, with whom we have master netting agreements; however, our derivative positions are not recorded on a net basis in the consolidated balance sheets. There are no credit-risk-related contingent features within our derivative instruments. Refer to Note 7 and Note 13 for further disclosures of our derivative instruments and their impact on OCI.

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

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset group may not be recoverable. Assets held for sale are classified within other current assets in the Consolidated Balance Sheets, are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Gains and losses from asset disposals and impairment losses are classified within the Consolidated Statement of Operations according to the use of the asset, except those gains and losses recognized in conjunction with our restructuring activities, which are classified within restructuring expense.

Prepaid Debt Fees
Prepaid debt fees represent the capitalized direct costs incurred related to the issuance of debt and are recorded as noncurrent assets. These costs are amortized to interest expense over the terms of the respective borrowings, including contingent maturity or call features, using the effective interest method, or straight-line method when associated with a revolving credit facility. When debt is repaid early, the related portion of unamortized prepaid debt fees is written off and included in interest expense.

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

Bonus and Profit Sharing
We have various employee bonus and profit sharing plans, which provide award amounts for the achievement of annual financial and nonfinancial targets. If management determines it is probable that the targets will be achieved, and the amounts can be reasonably estimated, a compensation accrual is recorded based on the proportional achievement of the financial and nonfinancial targets. Although we monitor and accrue expenses quarterly based on our progress toward the achievement of the annual targets, the actual results at the end of the year may result in awards that are significantly greater or less than the estimates made in earlier quarters.

Warranty
We offer standard warranties on our hardware products and large application software products. We accrue the estimated cost of new product warranties based on historical and projected product performance trends and costs during the warranty period. Testing of new products in the development stage helps identify and correct potential warranty issues prior to manufacturing. Quality control efforts during manufacturing reduce our exposure to warranty claims. When our quality control efforts fail to detect a fault in one of our products, we experience an increase in warranty claims. We track warranty claims to identify potential warranty trends. If an unusual trend is noted, an additional warranty accrual would be recorded if a failure event is probable and the cost can be reasonably estimated. When new products are introduced, our process relies on historical averages of similar products until sufficient data is available. As actual experience becomes available, it is used to modify the original estimate to ensure the expected warranty costs are within a range of likely outcomes. Management regularly evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. The warranty allowances may fluctuate due to higher than anticipated material, labor, and other costs we may incur to repair or replace projected product failures, and we may incur additional warranty and related expenses in the future with respect to new or established products, which could adversely affect our financial position and results of operations. The long-term warranty balance includes estimated warranty claims beyond one year. Warranty expense is classified within cost of revenues.

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
Hardware revenues are recognized at the time of shipment, receipt by the customer, or, if applicable, upon completion of customer acceptance provisions.
Generally, network software is recognized when shipped if all other revenue recognition criteria are met and services are not essential to the functionality of the software. If implementation services are essential to the functionality of the network software, software and implementation revenues are recognized using the percentage-of-completion methodology of contract accounting when project costs are reliably estimated.
If the data collection system does not use standard internet protocols and network design services are deemed complex and extensive, revenue from network software and services is recognized using the units-of-delivery method of contract accounting, as network design services and network software are essential to the functionality of the related hardware (network). This methodology results in the deferral of costs and revenues as professional services and software implementation commence prior to deployment of hardware.

In the unusual instances when we are unable to reliably estimate the cost to complete a contract at its inception, we use the completed contract method of contract accounting. Revenues and costs are recognized upon substantial completion when remaining costs are insignificant and potential risks are minimal.

If we estimate that the completion of a contract component (unit of accounting) will result in a loss, the loss is recognized in the period in which it is estimated. We reevaluate the estimated loss through the completion of the contract component, and adjust the estimated loss for changes in facts and circumstances.

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
Unearned revenue is recorded when a customer pays for products or services, but the criteria for revenue recognition have not been met as of the balance sheet date. Unearned revenues of $77.1 million and $74.9 million at September 30, 2013 and December 31, 2012 related primarily to professional services and software associated with our smart metering contracts, extended or noncustomary warranty, and prepaid post-contract support. Deferred costs are recorded for products or services for which ownership (typically defined as title and risk of loss) has transferred to the customer, but the criteria for revenue recognition have not been met as of the balance sheet date. Deferred costs were $24.2 million and $24.4 million at September 30, 2013 and December 31, 2012 and are recorded within other assets in the Consolidated Balance Sheets.

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

Effective October 1, 2013, we changed the terms of the ESPP to reduce the discount to 5% from the fair market value of the stock at the end of each fiscal quarter. As a result of this change, the ESPP will no longer be considered compensatory, and no compensation expense will be recognized for future sales of our common stock to employees.

Income Taxes
We compute our interim income tax provision through the use of an estimated annual effective tax rate (ETR) applied to year-to-date operating results and specific events that are discretely recognized as they occur. In calculating the estimated annual ETR, we analyze various factors, including the forecasted mix of earnings in domestic and international jurisdictions, new or revised tax legislation and accounting pronouncements, tax credits, state income taxes, adjustments to valuation allowances, and uncertain tax positions, among other items. Discrete items, including the effect of changes in tax laws, tax rates, and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments, are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated annual ETR.

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

New Accounting Pronouncements
The Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013.11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" on July 18, 2013. The ASU requires that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the law. We will adopt this amendment as of January 1, 2014. The result of adoption may be to reclassify certain long-term liabilities to long-term deferred tax assets, and the adoption will not result in a change to the tax provision. Management does not believe that the impact on the balance sheet will be significant.

Note 2:    Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Net income (loss) available to common shareholders	$(7,348)	$35,347	$7,621	$92,315

Weighted average common shares outstanding - Basic	39,127	39,472	39,325	39,756
Dilutive effect of stock-based awards	—	319	298	286
Weighted average common shares outstanding - Diluted	39,127	39,791	39,623	40,042
Earnings (loss) per common share - Basic	$(0.19)	$0.90	$0.19	$2.32
Earnings (loss) per common share - Diluted	$(0.19)	$0.89	$0.19	$2.31

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award, and the amount of excess tax benefits, if any. Approximately 1.3 million and 1.1 million stock-based awards were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2013, and approximately 881,000 and 1.2 million stock-based awards were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2012, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock would be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at September 30, 2013 and December 31, 2012.

Stock Repurchase Plan
On March 8, 2013, the Board authorized a twelve-month repurchase program of up to $50 million in shares of our common stock. From March 8, 2013 through September 30, 2013, we have repurchased 559,000 shares of our common stock, totaling $23.6 million, with $26.4 million remaining under the repurchase program. Repurchases are made in the open market or in privately negotiated transactions and in accordance with applicable securities laws. Refer to Part II, Item 2: "Unregistered Sales of Equity Securities and Use of Proceeds" for additional information related to our share repurchase program.
Note 3:    Certain Balance Sheet Components

Accounts receivable, net	September 30, 2013	December 31, 2012
	(in thousands)
Trade receivables (net of allowance of $8,227 and $7,372)	$316,732	$329,352
Unbilled receivables	32,560	45,974
Total accounts receivable, net	$349,292	$375,326

At September 30, 2013 and December 31, 2012, $3.4 million and $20.0 million, respectively, were recorded within trade receivables as billed but not yet paid by customers, in accordance with contract retainage provisions. At September 30, 2013 and December 31, 2012, contract retainage amounts that were unbilled and classified as unbilled receivables were $6.6 million and $11.1 million, respectively.

At September 30, 2013, long-term unbilled receivables totaled $2.4 million. These long-term unbilled receivables are classified within other long-term assets, as collection is not anticipated within the following 12 months. We had no long-term billed contract retainage receivables at September 30, 2013, as we expect to collect all contract retainage receivables within the following 12 months. We had no long-term unbilled receivables or long-term billed contract retainage receivables at December 31, 2012.

Allowance for doubtful account activity	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Beginning balance	$6,948	$5,381	$7,372	$6,049
Provision (release) of doubtful accounts, net	1,290	(124)	1,461	(414)
Accounts written-off	(164)	(53)	(467)	(314)
Effect of change in exchange rates	153	151	(139)	34
Ending balance	$8,227	$5,355	$8,227	$5,355

Inventories	September 30, 2013	December 31, 2012
	(in thousands)
Materials	$112,148	$92,038
Work in process	12,654	12,568
Finished goods	69,900	66,113
Total inventories	$194,702	$170,719

Our inventory levels may vary period to period as a result of our factory scheduling and the timing of contract fulfillments, which may include the buildup of materials in preparation for customer orders or finished goods for shipment.

Consigned inventory is held at third-party locations; however, we retain title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $3.4 million and $5.0 million at September 30, 2013 and December 31, 2012, respectively.

Property, plant, and equipment, net	September 30, 2013	December 31, 2012
	(in thousands)
Machinery and equipment	$302,216	$287,791
Computers and software	102,496	84,980
Buildings, furniture, and improvements	146,704	146,191
Land	25,075	25,318
Construction in progress, including purchased equipment	17,970	26,097
Total cost	594,461	570,377
Accumulated depreciation	(345,389)	(315,165)
Property, plant, and equipment, net	$249,072	$255,212

Depreciation expense and capitalized interest	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Depreciation expense	$14,330	$15,656	$42,370	$45,989
Capitalized interest	—	—	64	—

In conjunction with the upgrade of our global enterprise resource planning (ERP) software systems, we capitalized $64,000 of interest for the nine months ended September 30, 2013. In the third quarter of 2013, we reclassified our ERP software from Construction in progress to Computers and software.

Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, are as follows:

	September 30, 2013			December 31, 2012
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$426,043	$(348,292)	$77,751	$407,024	$(332,763)	$74,261
Customer contracts and relationships	288,347	(167,650)	120,697	292,252	(154,890)	137,362
Trademarks and trade names	72,559	(66,445)	6,114	72,770	(65,090)	7,680
Other	11,091	(11,023)	68	11,094	(11,026)	68
Total intangible assets subject to amortization	798,040	(593,410)	204,630	783,140	(563,769)	219,371
In-process research and development	—		—	19,400		19,400
Total intangible assets	$798,040	$(593,410)	$204,630	$802,540	$(563,769)	$238,771

A summary of the intangible asset account activity is as follows:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Beginning balance, intangible assets, gross	$802,540	$749,194
Intangible assets acquired	(1,500)	43,400
Effect of change in exchange rates	(3,000)	1,220
Ending balance, intangible assets, gross	$798,040	$793,814

Intangible assets acquired in 2012 were related to the SmartSynch acquisition on May 1, 2012, including IPR&D assets that consisted primarily of projects to upgrade the hardware components of cellular communication modules to be compatible with 3G cellular network standards. Upon completion of these projects in March 2013, we performed a qualitative assessment and determined that it was more than likely that the carrying amount of IPR&D was not impaired. Accordingly, the carrying amount of IPR&D was reclassified as core-developed technology and will be amortized, based on the SmartSynch acquisition discounted cash flow valuation model, over its expected useful life of seven years. For the nine months ended September 30, 2013, the adjustment of $1.5 million to intangible assets acquired is associated with the correction of an error for a long-term revenue contract from the SmartSynch acquisition. See Note 5 for further discussion of the correction of the error and its impact on goodwill.

Intangible assets of our international subsidiaries are recorded in their respective functional currency; therefore, the carrying amounts of intangible assets increase or decrease, with a corresponding change in accumulated OCI, due to changes in foreign currency exchange rates.

Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Annual Amortization
(in thousands)
2013 (amount remaining at September 30, 2013)	$10,598
2014	44,189
2015	35,440
2016	27,869
2017	20,718
Beyond 2017	65,816
Total intangible assets, net	$204,630

Note 5:    Goodwill

The following table reflects the goodwill balance as of September 30, 2013:

	Energy	Water	Total Company
	(in thousands)
Balance at January 1, 2013
Goodwill before impairment	$859,454	$414,394	$1,273,848
Accumulated impairment losses	(249,502)	(323,330)	(572,832)
Goodwill, net	609,952	91,064	701,016

Adjustments of previous acquisition	3,958	—	3,958
Effect of change in exchange rates	6,672	1,064	7,736

Balance at September 30, 2013
Goodwill before impairment	874,566	421,266	1,295,832
Accumulated impairment losses	(253,984)	(329,138)	(583,122)
Goodwill, net	$620,582	$92,128	$712,710

During the second quarter of 2013, we finalized the purchase price allocation related to the SmartSynch acquisition, which was completed on May 1, 2012, and recorded certain adjustments that are reflected as Adjustments of previous acquisition above. These adjustments primarily affected the fair value calculation of certain accrued liabilities associated with specific contracts. Among these adjustments is the correction of an error associated with a long-term revenue contract acquired from SmartSynch. In May 2013, we determined that certain manufacturing costs were not reflected in the model used to value this contract at acquisition. Once these costs were properly added to the total cost and profitability estimates, we determined the total contract would result in a loss of $2.4 million over the contract term. Therefore, we recognized a liability for this expected loss on the contract and made a corresponding adjustment to goodwill. Further, we had previously recognized a customer relationship intangible asset of $1.5 million associated with this contract, with amortization scheduled to begin in 2014 based on the contract's original projected cash flow. Since the contract is in an overall loss position, we determined that the intangible asset had no value. We reduced the value of this intangible asset to zero with a corresponding adjustment to goodwill. In accordance with relevant accounting guidance, we evaluated the materiality of the error from a qualitative and quantitative perspective. Based on such evaluation, we concluded that recognizing the contract liability and adjusting the intangible asset value during the three months ended June 30, 2013 would not be material, quantitatively or qualitatively, to our results of operations for the three months ended June 30, 2013 or our expected full year results of operations for 2013 and would not have had a material impact on our results for the year ended December 31, 2012. Because these adjustments were not material individually or in aggregate, we did not retrospectively adjusted the comparative amounts on the Consolidated Balance Sheet as of December 31, 2012.

Goodwill and accumulated impairment losses associated with our international subsidiaries are recorded in their respective functional currency; therefore, the carrying amounts of these balances increase or decrease, with a corresponding change in accumulated OCI, due to changes in foreign currency exchange rates.
Note 6:    Debt

The components of our borrowings were as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Credit facility:
USD denominated term loan	$264,375	$277,500
Multicurrency revolving line of credit	135,000	140,000
Total debt	399,375	417,500
Less: current portion of debt	24,375	18,750
Long-term debt	$375,000	$398,750

Credit Facility
Our credit facility is dated August 5, 2011. The credit facility consists of a $300 million U.S. dollar term loan (the term loan) and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $660 million. Both the term loan and the revolver mature on August 8, 2016. Amounts borrowed under the revolver are classified as long-term, and, during the credit facility term, may be repaid and reborrowed until the revolver's maturity, at which time the revolver will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Unused borrowing capacity under the revolver is subject to a commitment fee, which is paid in arrears on the last day of each fiscal quarter, ranging from 0.20% to 0.40% per annum depending on our total leverage ratio as of the most recently ended fiscal quarter. Amounts repaid on the term loan may not be reborrowed. The multicurrency revolving line of credit permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, British pounds, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries, including a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of their first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The credit facility includes debt covenants, which contain certain financial ratio thresholds and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the credit facility at September 30, 2013.

Scheduled principal repayments for the term loan are due quarterly in the amounts of $5.6 million through June 2014 and $7.5 million from September 2014 through June 2016, with the remainder due at maturity on August 8, 2016. The term loan may be repaid early in whole or in part, subject to certain minimum thresholds, without penalty.

Under the credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total leverage ratio (as defined in the credit agreement). The applicable rates per annum may be based on either: (1) the LIBOR rate, plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 1/2 of 1%, or (iii) one month LIBOR plus 1%. At September 30, 2013, the interest rate for both the term loan and the revolver was 1.68% (the LIBOR rate plus a margin of 1.50%).

Total credit facility repayments were as follows:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Term loan	$13,125	$11,252
Multicurrency revolving line of credit (1)	40,000	90,000
Total credit facility repayments	$53,125	$101,252

(1)	We borrowed $35.0 million and $70.0 million under the multicurrency revolving line of credit during the nine months ended September 30, 2013 and 2012.

At September 30, 2013, $135.0 million was outstanding under the credit facility revolver, and $50.1 million was utilized by outstanding standby letters of credit, resulting in $474.9 million available for additional borrowings.

Unamortized prepaid debt fees were as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Unamortized prepaid debt fees	$4,198	$5,367
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

The fair values of our derivative instruments at September 30, 2013 and December 31, 2012 were as follows:

		Fair Value
	Balance Sheet Location	September 30, 2013	December 31, 2012
		(in thousands)
Asset Derivatives
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	$50	$146

Liability Derivatives
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other current liabilities	$1,552	$629
Interest rate swap contracts	Other long-term obligations	677	2,096
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	69	114
Total liability derivatives		$2,298	$2,839

A summary of the potential effect of netting arrangements on our financial position related to the offsetting of our recognized derivative assets and liabilities under master netting arrangements or similar agreements is as follows:

Offsetting of Derivative Assets
		Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets Presented in the Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
September 30, 2013	$50	$(48)	$—	$2

December 31, 2012	$146	$(135)	$—	$11

Offsetting of Derivative Liabilities
		Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities Presented in the Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
September 30, 2013	$2,298	$(48)	$—	$2,250

December 31, 2012	$2,839	$(135)	$—	$2,704

Our derivative assets and liabilities consist of foreign exchange forward and interest rate swap contracts with eight counterparties at September 30, 2013 and December 31, 2012. No derivative asset or liability balance with any of our counterparties was individually significant at September 30, 2013 or December 31, 2012. Our derivative contracts with each of these counterparties exist under agreements that provide for the net settlement of all contracts through a single payment in a single currency in the event of default. We have no pledges of cash collateral against our obligations nor have we received pledges of cash collateral from our counterparties under the associated derivative contracts.

OCI during the reporting periods for our derivative and nonderivative hedging instruments, net of tax, was as follows:

	2013	2012
	(in thousands)
Net unrealized loss on hedging instruments at January 1,	$(16,069)	$(14,380)
Unrealized gain (loss) on derivative instruments	94	(1,677)
Realized losses reclassified into net income (loss)	170	—
Net unrealized loss on hedging instruments at September 30,	$(15,805)	$(16,057)

Included in the net unrealized loss on hedging instruments at September 30, 2013 and 2012 is a loss of $14.4 million, net of tax, related to our nonderivative net investment hedge, which terminated in 2011. This loss on our net investment hedge will remain in accumulated OCI until such time when earnings are impacted by a sale or liquidation of the associated foreign operation.

Cash Flow Hedges
As a result of our floating rate debt, we are exposed to variability in our cash flows from changes in the applicable interest rate index. We enter into swaps to achieve a fixed rate of interest on the hedged portion of debt in order to reduce this variability. The objective of these swaps is to reduce the variability of cash flows from increases in the LIBOR-based borrowing rates on our floating rate credit facility. The swaps do not protect us from changes to the applicable margin under our credit facility.

In May 2012, we entered into six forward starting pay-fixed, receive one-month LIBOR interest rate swaps. The interest rate swaps convert $200 million of our LIBOR-based debt from a floating LIBOR interest rate to a fixed interest rate of 1.00% (excluding the applicable margin on the debt) and are effective from July 31, 2013 to August 8, 2016. These cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swaps are recorded as a component of OCI and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedges are recognized as adjustments to interest expense. The amount of net losses expected to be reclassified into earnings in the next 12 months is $1.6 million. At September 30, 2013, our LIBOR-based debt balance was $399.4 million.

We will continue to monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

The before-tax effect of our cash flow derivative instruments on the Consolidated Balance Sheets and the Consolidated Statements of Operations for the three and nine months ended September 30 were as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
			Location	Amount		Location	Amount
	2013	2012		2013	2012		2013	2012
	(in thousands)			(in thousands)			(in thousands)
Three Months Ended September 30,
Interest rate swap contracts	$(1,021)	$(1,332)	Interest expense	$(274)	$—	Interest expense	$—	$—

Nine Months Ended September 30,
Interest rate swap contracts	$223	$(2,697)	Interest expense	$(274)	$—	Interest expense	$—	$—

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 385 contracts were entered into during the nine months ended September 30, 2013), which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these non-functional currency assets and liabilities. The notional amounts of the contracts ranged from $251,000 to $11.0 million, offsetting our exposures to the euro, Saudi riyal, Canadian dollar, Australian dollar, Brazilian real, South African rand, and various other currencies.

The effect of our foreign exchange forward derivative instruments on the Consolidated Statements of Operations for the three and nine months ended September 30 was as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Foreign exchange forward contracts	$882	$(245)	$125	$(666)
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
Our defined benefit pension plans are denominated in the functional currencies of the respective countries in which the plans are sponsored; therefore, the balances increase or decrease, with a corresponding change in OCI, due to changes in foreign currency exchange rates. Amounts recognized on the Consolidated Balance Sheets consist of:

	September 30, 2013	December 31, 2012
	(in thousands)
Assets
Plan assets in other long-term assets	$231	$227

Liabilities
Current portion of pension plan liability in wages and benefits payable	3,789	2,899
Long-term portion of pension plan liability	92,607	90,533

Net pension plan benefit liability	$96,165	$93,205

Our asset investment strategy focuses on maintaining a portfolio using primarily insurance funds, which are accounted for as investments and measured at fair value, in order to achieve our long-term investment objectives on a risk adjusted basis. Our general funding policy for these qualified pension plans is to contribute amounts sufficient to satisfy regulatory funding standards of the respective countries for each plan. We contributed $394,000 and $388,000 to the defined benefit pension plans for the nine months ended September 30, 2013 and 2012, respectively. The timing of when contributions are made can vary by plan and from year to year. For 2013, assuming that actual plan asset returns are consistent with our expected rate of return, and that interest rates remain constant, we expect to contribute approximately $568,000 to our defined benefit pension plans. We contributed $440,000 to the defined benefit pension plans for the year ended December 31, 2012.
Net periodic pension benefit costs for our plans include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Service cost	$1,026	$655	$3,018	$2,069
Interest cost	791	887	2,377	2,722
Expected return on plan assets	(79)	(80)	(237)	(247)
Settlements and other	—	97	(814)	97
Amortization of actuarial net loss	249	1	746	5
Amortization of unrecognized prior service costs	17	16	51	50
Net periodic benefit cost	$2,004	$1,576	$5,141	$4,696

Note 9:    Stock-Based Compensation

We record stock-based compensation expense for awards of stock options, stock sold pursuant to our ESPP, and the issuance of restricted stock units and unrestricted stock awards. We expense stock-based compensation primarily using the straight-line method over the requisite service period. Capitalized stock-based compensation amounts were not material for the three and nine months ended September 30, 2013 and 2012. For the three and nine months ended September 30, stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Stock options	$537	$333	$1,529	$942
Restricted stock units	3,258	4,390	11,651	12,281
Unrestricted stock awards	204	179	606	589
ESPP	155	161	490	507
Total stock-based compensation	$4,154	$5,063	$14,276	$14,319

Related tax benefit	$1,085	$1,358	$3,838	$3,922

We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied.

Subject to stock splits, dividends, and other similar events, 3,500,000 shares of common stock are reserved and authorized for issuance under our 2010 Stock Incentive Plan (Stock Incentive Plan). Awards consist of stock options, restricted stock units, and unrestricted stock awards. At September 30, 2013, 453,869 shares were available for grant under the Stock Incentive Plan. The Stock Incentive Plan shares are subject to a fungible share provision such that, with respect to grants made after December 31, 2009, the authorized share reserve is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or stock appreciation right.

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

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013 (1)	2012 (1)	2013	2012
Dividend yield	—%	—%	—%	—%
Expected volatility	—%	—%	38.1%	42.7%
Risk-free interest rate	—%	—%	1.0%	0.9%
Expected term (years)	—	—	5.45	5.14

(1)	There were no employee stock options granted for the three months ended September 30, 2013 and 2012.

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

A summary of our stock option activity for the nine months ended September 30 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2012	1,109	$55.97	4.51	$2,323
Granted	54	48.23			$18.64
Exercised	(50)	22.12		$972
Expired	(83)	60.06
Outstanding, September 30, 2012	1,030	$56.87	4.35	$3,127

Outstanding, January 1, 2013	1,137	$54.06	4.81	$3,815
Granted	128	42.76			$15.44
Exercised	(53)	22.40		$1,067
Expired	(11)	49.04
Outstanding, September 30, 2013	1,201	$54.32	4.83	$2,090

Exercisable, September 30, 2013	876	$58.45	3.26	$1,798

Expected to vest, September 30, 2013	308	$43.17	9.07	$278

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

As of September 30, 2013, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $3.6 million, which is expected to be recognized over a weighted average period of approximately 2.1 years.

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

	Three Months Ended September 30, 2013(1)	Nine Months Ended September 30, 2013
Dividend yield	—%	—%
Expected volatility	—%	39.1%
Risk-free interest rate	—%	0.3%
Expected term (years)	—	2.53

Weighted-average fair value	$—	$45.03

(1)	There were no long-term performance restricted stock units granted for the three months ended September 30, 2013

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

The following table summarizes restricted stock unit activity for the nine months ended September 30:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value(1)
	(in thousands)		(in thousands)
Outstanding, January 1, 2012	625
Granted(2)	452	$47.29
Released	(207)		$12,835
Forfeited	(34)
Outstanding, September 30, 2012	836

Outstanding, January 1, 2013	774
Granted(2)	255	$42.51
Released	(260)		$13,860
Forfeited	(27)
Outstanding, September 30, 2013	742

Vested but not released, September 30, 2013	29		$1,256

Expected to vest, September 30, 2013	661		$28,297

(1)
The aggregate intrinsic value is the market value of the stock, before applicable income taxes, based on the closing price on the stock release dates or at the end of the period for restricted stock units expected to vest.

(2)
Restricted stock units granted in 2012 and 2013 do not include awards under the Performance Award Agreement for the respective years, as these awards are not granted until final attainment of performance goals has been determined at the conclusion of the performance period, which had not occurred as of September 30, 2012 and 2013, respectively.

At September 30, 2013, unrecognized compensation expense on restricted stock units was $19.7 million, which is expected to be recognized over a weighted average period of approximately 1.7 years.

Unrestricted Stock Awards
We grant unrestricted stock awards to members of our Board of Directors as part of their compensation. Awards are fully vested and expensed when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of grant.

The following table summarizes unrestricted stock award activity for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Shares of unrestricted stock granted	5	4	14	14

Weighted average grant date fair value per share	$42.83	$41.41	$44.50	$41.16

Employee Stock Purchase Plan
Under the terms of the ESPP, employees can deduct up to 10% of their regular cash compensation to purchase our common stock at a 15% discount from the fair market value of the stock at the end of each fiscal quarter, subject to other limitations under the plan. The sale of the stock to the employees occurs at the beginning of the subsequent quarter. Effective October 1, 2013, we changed the terms of the ESPP to reduce the discount to 5% from the fair market value of the stock at the end of each fiscal quarter. As a result of this change, the ESPP will no longer be considered compensatory, and no compensation expense will be recognized for future sales of our common stock to employees.

The following table summarizes ESPP activity for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share data)
Shares of stock sold to employees(1)	23	23	70	76

Weighted average fair value per ESPP award(2)	$6.42	$6.47	$6.61	$6.52

(1)	Stock sold to employees during each fiscal quarter under the ESPP is associated with the offering period ending on the last day of the previous fiscal quarter.

(2)	Relating to awards associated with the offering periods during the three and nine months ended September 30.

At September 30, 2013, all compensation cost associated with the ESPP had been recognized. There were approximately 530,000 shares of common stock available for future issuance under the ESPP at September 30, 2013.
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

Our tax benefit for the first nine months of 2013 reflects the favorable discrete tax benefit for the retroactive extension of the 2012 research and experimentation credit in the amount of $4.0 million. The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013 and extended several business tax provisions including the research and experimentation credit. Our annual estimated effective tax rate for 2013 was favorably impacted by a higher percentage of projected earnings in foreign jurisdictions with tax rates below 35%, the benefit of certain interest expense deductions, and an election under U.S. Internal Revenue Code

Section 338 with respect to a foreign acquisition in 2007. Accordingly, our 2013 annual estimated effective tax rate is lower than our 2012 annual estimated effective tax rate.

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

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense recognized is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net interest and penalties expense	$453	$378	$792	$643

Accrued interest and penalties recorded are as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Accrued interest	$3,459	$3,095
Accrued penalties	3,390	3,030

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate are as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Unrecognized tax benefits related to uncertain tax positions	$27,558	$26,433
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	26,747	25,852

We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $3.0 million within the next twelve months due to the expiration of the statute of limitations. At September 30, 2013, we are not able to reasonably estimate the timing of future cash flows related to our uncertain tax positions.
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

Our available lines of credit, outstanding standby LOCs, and bonds are as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Credit facilities(1)
Multicurrency revolving line of credit	$660,000	$660,000
Long-term borrowings	(135,000)	(140,000)
Standby LOCs issued and outstanding	(50,079)	(54,328)
Net available for additional borrowings and LOCs	$474,921	$465,672

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$116,878	$67,308
Standby LOCs issued and outstanding	(31,611)	(29,906)
Short-term borrowings(2)	(2,304)	(851)
Net available for additional borrowings and LOCs	$82,963	$36,551

Unsecured surety bonds in force	$123,699	$164,820

(1)	See Note 6 for details regarding our secured credit facilities.

(2)	Short-term borrowings are included in "Other current liabilities" on the Consolidated Balance Sheets.

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

In 2010 and 2011, Transdata Incorporated (Transdata) filed lawsuits against four of our customers, CenterPoint Energy (CenterPoint), TriCounty Electric Cooperative, Inc. (Tri-County), San Diego Gas & Electric Company (San Diego), and Texas-New Mexico Power Company (TNMP), as well as several other utilities, alleging infringement of three patents owned by Transdata related to the use of an antenna in a meter. Pursuant to our contractual obligations with our customers, we agreed, subject to certain exceptions, to indemnify and defend them in these lawsuits. The complaints seek unspecified damages as well as injunctive relief. CenterPoint, Tri-County, San Diego, and TNMP have denied all of the substantive allegations and filed counterclaims seeking a declaratory judgment that the patents are invalid and not infringed. In December 2011, the Judicial Panel on Multi-District Litigation consolidated all of these cases in the Western District of Oklahoma for pretrial proceedings. On April 17, 2011, the Oklahoma court stayed the litigation pending the resolution of re-examination proceedings in the United States Patent and Trademark Office (U.S. PTO). The U.S. PTO has issued re-examination certificates confirming the patentability of the original claims and allowing certain new claims added by TransData. The parties conducted a claim construction hearing on February 5, 2013 on one claim term -- "electric meter circuitry." After initially adopting defendants' proposed construction of the term, the Court granted TransData's motion for reconsideration by order of June 25, 2013, and has adopted TransData's proposed construction. On October 1, 2013, the Court issued an order construing other claim terms. Fact discovery is currently scheduled to close on March 31, 2014, with experts' reports to follow. No trials are scheduled. We do not believe this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which such a loss is recognized.

In a series of cases, approximately 300 former employees of Itron Sistemas e Technologia Ltda. (Itron Brazil), the majority of whose employment contracts were terminated in 2011, have sued Itron Brazil seeking payment of overtime and salary differential and alleging that the assumption of the employment relationship by Itron Brazil constituted illegal outsourcing under Brazilian law. In 2008, Itron Brazil entered into an agreement to provide installation and maintenance services to one of its customers and, to perform such services, hired over 800 employees of the previous provider of such services. In 2011, Itron Brazil determined to terminate the contract with its customer, which led to the termination of approximately 870 employees. Under applicable statutes of limitation, most additional employee claims must have been brought prior to October 31, 2013. Itron Brazil intends to vigorously defend these cases, but the ultimate outcome of the cases cannot be determined at this time.

The Company and its subsidiaries are parties to various employment-related proceedings in jurisdictions where it does business. None of the proceedings are individually material to the Company, and management believes that the Company has made adequate provision such that the ultimate disposition of the proceedings will not materially affect the Company's business or financial condition.

On October 31, 2013, we received a claim from one of our customers relating to alleged defects in meters sold to this customer since the year 2000. The customer asserts that it should be compensated for product and other related costs. Due to the timing of the receipt of this claim, Itron is not yet able to estimate a potential range of loss. Currently, we do not believe that the outcome of this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which such a loss is recognized.

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Beginning balance	$50,632	$66,368	$53,605	$79,536
New product warranties	1,761	1,996	4,583	7,632
Other changes/adjustments to warranties	1,354	(1,552)	6,992	509
Claims activity	(8,283)	(12,050)	(18,671)	(31,625)
Effect of change in exchange rates	567	925	(478)	(365)
Ending balance	46,031	55,687	46,031	55,687
Less: current portion of warranty	20,102	32,834	20,102	32,834
Long-term warranty	$25,929	$22,853	$25,929	$22,853

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to extended warranty contracts, and other changes and adjustments to warranties. Warranty expense for the three and nine months ended September 30 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Total warranty expense	$3,115	$444	$11,575	$8,141

Warranty expense increased during the three and nine months ended September 30, 2013, compared with the same periods in 2012. Warranty expense during the three and nine months ended September 30, 2012 reflected a $5.0 million adjustment, which reduced a warranty accrual, originally recorded in 2011, as a result of lower than estimated replacements.

Unearned Revenue Related to Extended Warranty
A summary of changes to unearned revenue for extended warranty contracts is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Beginning balance	$33,395	$29,011	$31,960	$24,448
Unearned revenue for new extended warranties	1,010	2,080	3,635	7,269
Unearned revenue recognized	(597)	(351)	(1,592)	(982)
Effect of change in exchange rates	55	95	(140)	100
Ending balance	33,863	30,835	33,863	30,835
Less: current portion of unearned revenue for extended warranty	2,454	1,800	2,454	1,800
Long-term unearned revenue for extended warranty within Other long-term obligations	$31,409	$29,035	$31,409	$29,035

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

Plan costs are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Plan costs	$6,141	$7,441	$16,641	$20,319

The IBNR accrual, which is included in wages and benefits payable, is as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
IBNR accrual	$2,323	$2,552

Our IBNR accrual and expenses may fluctuate due to the number of plan participants, claims activity, and deductible limits. For our employees located outside of the United States, health benefits are provided primarily through governmental social plans, which are funded through employee and employer tax withholdings.
Note 12:     Restructuring

2011 Projects
During the fourth quarter of 2011, we announced the approval of projects to restructure our manufacturing operations to increase efficiency and lower our cost of manufacturing. We began implementing these projects in the fourth quarter of 2011.

As of September 30, 2013, we have substantially completed these restructuring projects. We do not anticipate substantial expenses related to these restructuring projects to be recognized in the Consolidated Statements of Operations in future periods.

The total expected restructuring costs, the costs recognized in prior periods, the restructuring costs recognized during the nine months ended September 30, 2013, and the remaining expected restructuring costs as of September 30, 2013 are as follows:

	Total Expected Costs at September 30, 2013	Costs Recognized in Prior Periods	Costs Recognized During the Nine Months Ended September 30, 2013	Remaining Costs to be Recognized at September 30, 2013
	(in thousands)
Employee severance costs	$46,850	$44,196	$2,654	$—
Asset impairments	20,332	20,305	27	—
Other restructuring costs	6,963	5,246	1,717	—
Total	$74,145	$69,747	$4,398	$—

Segments:
Energy	$53,385	$53,190	$195	$—
Water	15,675	14,556	1,119	—
Corporate unallocated	5,085	2,001	3,084	—
Total	$74,145	$69,747	$4,398	$—

2013 Projects
On September 10, 2013, our management approved new projects to restructure our operations to improve profitability and increase efficiencies. These new restructuring projects will reduce headcount and close or consolidate several manufacturing and office facilities. Overall, we expect to reduce our work force by approximately 9%.

We began implementing these projects in the third quarter of 2013, and we expect to substantially complete these projects by June 30, 2014. Certain aspects of the projects are subject to a variety of labor and employment laws, rules, and regulations, which could result in a delay in implementing the projects at some locations.

The total expected restructuring costs, the restructuring costs recognized during the nine months ended September 30, 2013, and the remaining expected restructuring costs as of September 30, 2013 are as follows:

	Total Expected Costs at September 30, 2013	Costs Recognized During the Nine Months Ended September 30, 2013	Remaining Costs to be Recognized at September 30, 2013
	(in thousands)
Employee severance costs	$28,151	$28,151	$—
Asset impairments	250	—	250
Other restructuring costs	700	228	472
Total	$29,101	$28,379	$722

Segments:
Energy	$24,863	$24,243	$620
Water	2,395	2,337	58
Corporate unallocated	1,843	1,799	44
Total	$29,101	$28,379	$722

The following table summarizes the activity within the restructuring related balance sheet accounts during the nine months ended September 30, 2013:

	Accrued Employee Severance	Asset Impairments & Net Loss on Sale or Disposal	Other Accrued Costs	Total
	(in thousands)
Beginning balance, January 1, 2013	$14,498	$—	$3,216	$17,714
Costs incurred and charged to expense	30,805	27	1,945	32,777
Cash payments	(6,783)	—	(1,668)	(8,451)
Non-cash items	—	(27)	—	(27)
Effect of change in exchange rates	195	—	(31)	164
Ending balance, September 30, 2013	$38,715	$—	$3,462	$42,177

Other restructuring costs include expenses to exit the facilities, such as costs to relocate inventory and equipment, once the operations in those facilities have ceased. Costs associated with restructuring activities are generally presented as restructuring expense in the Consolidated Statements of Operations, except for certain costs associated with inventory write-downs, which are classified within cost of revenues, and accelerated depreciation expense, which is recognized according to the use of the asset.

The current portions of the restructuring related liability balances were $38.4 million and $13.2 million as of September 30, 2013 and December 31, 2012, respectively. The current portion of the liability is classified within "Other current liabilities" on the Consolidated Balance Sheets. The long-term portions of the restructuring related liability balances were $3.8 million and $4.5 million as of September 30, 2013 and December 31, 2012, respectively. The long-term portion of the restructuring liability is classified within "Other long-term obligations" on the Consolidated Balance Sheets.

Asset impairments are determined at the asset group level. Assets held for sale are classified within other current assets and are reported at the lower of the carrying amount or the fair value, less costs to sell, and are no longer depreciated or amortized.

The following table includes assets that were measured at fair value on a nonrecurring basis as of September 30, 2013 and December 31, 2012, and the related losses recognized during the period:

	Net Carrying Value	Fair Value Measurement (Level 3)	Total Loss Recognized in Period
	(in thousands)
September 30, 2013
Long-lived assets held for sale	$—	$—	$—

December 31, 2012
Long-lived assets held for sale	$3,184	$3,184	$2

The fair values of the disposal groups included in long-lived assets held for sale were determined based on the estimated proceeds from their expected sales, net of estimated selling costs. Long-lived assets held for sale at December 31, 2012 consist of one asset group that includes land, a building, and building improvements.

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

Note 13:    Other Comprehensive Income (Loss)

OCI is reflected as a net increase (decrease) to Itron, Inc. shareholders’ equity and is not reflected in our results of operations. The before-tax amount, income tax (provision) benefit, and net-of-tax amount related to each component of other comprehensive income (loss) during the reporting periods were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Before-tax amount
Foreign currency translation adjustment	$21,992	$25,085	$1,343	$940
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(1,021)	(1,332)	223	(2,697)
Net hedging loss (gain) reclassified into net income	274	—	274	—
Pension plan benefits liability adjustment	266	(4)	(17)	34
Total other comprehensive income (loss), before tax	21,511	23,749	1,823	(1,723)

Tax (provision) benefit
Foreign currency translation adjustment	(73)	(558)	(3,544)	(243)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	343	504	(129)	1,020
Net hedging loss (gain) reclassified into net income	(104)	—	(104)	—
Pension plan benefits liability adjustment	(81)	(1)	5	6
Total other comprehensive income (loss) tax (provision) benefit	85	(55)	(3,772)	783

Net-of-tax amount
Foreign currency translation adjustment	21,919	24,527	(2,201)	697
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(678)	(828)	94	(1,677)
Net hedging loss (gain) reclassified into net income	170	—	170	—
Pension plan benefits liability adjustment	185	(5)	(12)	40
Total other comprehensive income (loss), net of tax	$21,596	$23,694	$(1,949)	$(940)

The changes in the components of accumulated other comprehensive income (loss) (AOCI), net of tax, were as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Plan Benefit Liability Adjustments	Total
	(in thousands)
Balances at January 1, 2012	$(24,718)	$—	$(14,380)	$1,938	$(37,160)
OCI before reclassifications	697	(1,677)	—	—	(980)
Amounts reclassified from AOCI	—	—	—	40	40
Total other comprehensive income (loss)	697	(1,677)	—	40	(940)
Balances at September 30, 2012	$(24,021)	$(1,677)	$(14,380)	$1,978	$(38,100)

Balances at January 1, 2013	$(3,313)	$(1,689)	$(14,380)	$(15,002)	$(34,384)
OCI before reclassifications	(2,201)	94	—	—	(2,107)
Amounts reclassified from AOCI	—	170	—	(12)	158
Total other comprehensive income (loss)	(2,201)	264	—	(12)	(1,949)
Balances at September 30, 2013	$(5,514)	$(1,425)	$(14,380)	$(15,014)	$(36,333)

Details about the AOCI components reclassified to the Consolidated Statements of Operations during the reporting periods are as follows:

	Amount Reclassified from AOCI(1)
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Income Statement
	2013	2012	2013	2012
	(in thousands)
Amortization of defined benefit pension items
Prior-service costs	$(17)	$(16)	$(51)	$(50)	(2)
Actuarial losses	(249)	(1)	(746)	(5)	(2)
Loss on settlement	—	(13)	—	(13)	(2)
Total, before tax	(266)	(30)	(797)	(68)	Income before income taxes
Tax benefit (provision)	81	(6)	243	(13)	Income tax provision
Total, net of tax	(185)	(36)	(554)	(81)	Net income

Total reclassifications for the period, net of tax	$(185)	$(36)	$(554)	$(81)	Net income

(1)	Amounts in parenthesis indicate debits to the Statements of Operations.

(2)	These AOCI components are included in the computation of net periodic pension cost. Refer to Note 8 for additional details.

Refer to Note 7 for additional details related to derivative activities that resulted in reclassification of AOCI to the Consolidated Statements of Operations.
Note 14:    Fair Values of Financial Instruments

The fair values at September 30, 2013 and December 31, 2012 do not reflect subsequent changes in the economy, interest rates, and other variables that may affect the determination of fair value.

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Assets
Cash and cash equivalents	$122,047	$122,047	$136,411	$136,411
Foreign exchange forwards	50	50	146	146

Liabilities
Credit facility
USD denominated term loan	$264,375	$260,416	$277,500	$275,365
Multicurrency revolving line of credit	135,000	132,855	140,000	138,751
Interest rate swaps	2,229	2,229	2,725	2,725
Foreign exchange forwards	69	69	114	114

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

On March 27, 2013, we separated the management of our Energy operating segment into Electricity and Gas to allow each business line to develop its own go-to-market strategy, prioritize its marketing and product development requirements, and focus on its strategic investments. As a result, our sales, marketing, and delivery function are managed under three business lines - Electricity, Gas, and Water. At the same time, product development and manufacturing operations were centralized and are now managed on a global basis. Although most management positions of the new business lines have been identified, the transition to the new organizational structure is ongoing. Therefore, changes to Itron's management reporting and external financial reporting are in process, and we expect to complete the implementation of the new reporting processes in the fourth quarter of 2013.

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

Revenues, gross profit, and operating income associated with our segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Revenues
Energy	$359,855	$377,489	$1,022,156	$1,259,834
Water	135,636	126,574	403,046	395,009
Total Company	$495,491	$504,063	$1,425,202	$1,654,843

Gross profit
Energy	$102,940	$125,503	$311,167	$409,057
Water	47,144	46,294	138,628	142,590
Total Company	$150,084	$171,797	$449,795	$551,647

Operating income (loss)
Energy	$(9,284)	$30,978	$5,960	$116,211
Water	17,225	22,293	45,189	49,896
Corporate unallocated	(14,429)	(7,304)	(37,314)	(34,456)
Total Company	(6,488)	45,967	13,835	131,651
Total other income (expense)	(2,859)	(3,523)	(8,837)	(11,151)
Income (loss) before income taxes	$(9,347)	$42,444	$4,998	$120,500

For the three and nine months ended September 30, 2013, no single customer represented more than 10% of total Company, Energy operating segment, or Water operating segment revenues.

For the nine months ended September 30, 2012, one customer from the Energy operating segment accounted for 10% of the total Company revenues, while no customer represented more than 10% of the total Company revenues during the three months ended September 30, 2012. During the three and nine months ended September 30, 2012, one customer accounted for 11% and 13%, respectively, of the Energy operating segment revenues, and no single customer accounted for more than 10% of the Water operating segment revenues.

Revenues by region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
United States and Canada	$227,784	$224,956	$616,555	$802,542
Europe, Middle East, and Africa	208,546	211,195	635,691	648,050
Other	59,161	67,912	172,956	204,251
Total revenues	$495,491	$504,063	$1,425,202	$1,654,843

Depreciation and amortization expense associated with our segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Energy	$18,476	$20,452	$55,295	$61,596
Water	6,201	7,116	18,379	20,211
Corporate Unallocated	41	17	75	49
Total Company	$24,718	$27,585	$73,749	$81,856

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Documents we provide to the SEC are available free of charge under the Investors section of our website at www.itron.com as soon as practicable after they are filed with or furnished to the SEC. In addition, these documents are available at the SEC’s website (http://www.sec.gov), at the SEC’s Headquarters at 100 F Street, NE, Washington, DC 20549, or by calling 1-800-SEC-0330.

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

We have two operating segments. The Energy operating segment includes our global electricity and gas solutions, while the Water operating segment includes our global water and heat solutions.

On March 27, 2013, we separated the management of our Energy operating segment into Electricity and Gas to allow each business line to develop its own go-to-market strategy, prioritize its marketing and product development requirements, and focus on its strategic investments. As a result, our sales, marketing, and delivery function are managed under three business lines - Electricity, Gas, and Water. At the same time, product development and manufacturing operations were centralized and are now managed on a global basis. Although most management positions of the new business lines have been identified, the transition to the new organizational structure is ongoing. Therefore, changes to Itron's management reporting and external financial reporting are in process, and we expect to complete the implementation of the new reporting processes in the fourth quarter of 2013.

We have three measures of segment performance: revenue, gross profit (margin), and operating income (margin). Intersegment revenues were minimal. Corporate-specific operating expenses, interest income, interest expense, other income (expense), and income tax provision (benefit) are not allocated to the segments and are not included in the measure of segment profit or loss. In addition, we allocate only certain production assets and intangible assets to our operating segments. We do not manage the performance of the segments on a balance sheet basis.

Overview

Revenues for the three and nine months ended September 30, 2013 were $495 million and $1.4 billion, compared with $504 million and $1.7 billion in the same periods last year. The decrease in 2013 was the result of lower revenues in the Energy segment. Gross margins for the three and nine months ended September 30, 2013 were 30.3% and 31.6%, compared with gross margins of 34.1% and 33.3% for the same periods in 2012. The lower margins were the result of lower volumes and a charge for increased costs associated with specific contract components within an OpenWay project in North America.

Our tax benefit for the first nine months of 2013 reflects the favorable discrete tax benefit for the retroactive extension of the 2012 research and experimentation credit in the amount of $4.0 million. The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013 and extended several business tax provisions including the research and experimentation credit. Our annual estimated effective tax rate for 2013 was favorably impacted by a higher percentage of projected earnings in foreign jurisdictions with tax rates below 35%, the benefit of certain interest expense deductions, and an election under U.S. Internal Revenue Code Section 338 with respect to a foreign acquisition in 2007. Accordingly, our 2013 annual estimated effective tax rate is lower than our 2012 annual estimated effective tax rate, as it was calculated as of September 30, 2012. During the three and nine months ended September 30, 2012, we had tax provisions of 15.4% and 22.2%, measured as a percentage of income before tax, which included minimal discrete benefits.

Total backlog was $1.1 billion and twelve-month backlog was $582 million at September 30, 2013.

On March 8, 2013, our Board of Directors authorized a twelve-month repurchase program of up to $50 million in shares of our common stock. During the three months ended September 30, 2013, we repurchased 174,200 shares of our common stock for $7.4 million. No shares were purchased subsequent to September 30, 2013.

Total Company Revenues, Gross Profit and Margin, and Unit Shipments

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
	(in thousands)			(in thousands)
Revenues	$495,491	$504,063	(2)%	$1,425,202	$1,654,843	(14)%
Gross Profit	$150,084	$171,797	(13)%	$449,795	$551,647	(18)%
Gross Margin	30.3%	34.1%		31.6%	33.3%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Revenues by Region
United States and Canada (North America)	$227,784	$224,956	$616,555	$802,542
Europe, Middle East, and Africa (EMEA)	208,546	211,195	635,691	648,050
Other	59,161	67,912	172,956	204,251
Total revenues	$495,491	$504,063	$1,425,202	$1,654,843

Revenues
Revenues decreased $8.6 million and $229.6 million, or 2% and 14%, for the three and nine months ended September 30, 2013, compared with the same periods in 2012. These decreases were driven by the Energy segment and reflected the impact of the substantial completion of four of our five largest OpenWay projects in 2012. Gas revenues were lower, driven primarily by decreased product shipments in EMEA. Water revenues increased in 2013, primarily due to increases in services in North America and product shipments in Latin America. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

No single customer accounted for more than 10% of total Company revenues during the three and nine months ended September 30, 2013, and during the three months ended September 30, 2012, while one customer, namely BC Hydro and Power Authority, accounted for 10% of total Company revenues during the nine months ended September 30, 2012. Our 10 largest customers accounted for 24% and 22% of total revenues during the three and nine months ended September 30, 2013, and 25% and 29% for the three and nine months ended September 30, 2012, respectively.

Gross Margins
Gross margin for the third quarter of 2013 was 30.3%, compared with 34.1% for the same period in 2012. For the nine months ended September 30, 2013, gross margin was 31.6%, compared with 33.3% in the same period in 2012. Margins declined in both the Energy and Water segments. The lower margins in the Energy segment were primarily the result of a charge for increased costs associated with specific contract components within an OpenWay project in North America. In the third quarter of 2013, we determined a charge was necessary as the estimated costs to complete the project are expected to exceed the expected revenues for the remaining components. In addition, the Energy segment gross margin declined because of less favorable product mix, which is due to lower volumes of higher margin products as a proportion of total sales. The Water operating segment gross margins declined due to increased professional services in North America, which have a lower gross margin, as well as less favorable product mix in other regions. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

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

In addition, advanced and smart meter communication modules can be sold separately from the meter. A summary of our meter and communication module shipments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(units in thousands)
Meters
Standard	3,480	4,110	12,650	13,610
Advanced and smart	1,100	1,700	4,070	6,110
Total meters	4,580	5,810	16,720	19,720

Stand-alone communication modules
Advanced and smart	1,420	1,500	4,110	5,050

Operating Segment Results

For a description of our operating segments, refer to Item 1: “Financial Statements Note 15: Segment Information”.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	2012	% Change		2013	2012	% Change
Segment Revenues	(in thousands)				(in thousands)
Energy
Electricity	$216,615	$226,552	(4)%		$605,990	$794,496	(24)%
Gas	143,240	150,937	(5)%		416,166	465,338	(11)%
Total Energy	359,855	377,489	(5)%		1,022,156	1,259,834	(19)%
Water	135,636	126,574	7%		403,046	395,009	2%
Total revenues	$495,491	$504,063	(2)%		$1,425,202	$1,654,843	(14)%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Energy	$102,940	28.6%	$125,503	33.2%	$311,167	30.4%	$409,057	32.5%
Water	47,144	34.8%	46,294	36.6%	138,628	34.4%	142,590	36.1%
Total gross profit and margin	$150,084	30.3%	$171,797	34.1%	$449,795	31.6%	$551,647	33.3%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss) and Operating Margin	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Energy	$(9,284)	(3)%	$30,978	8%	$5,960	1%	$116,211	9%
Water	17,225	13%	22,293	18%	45,189	11%	49,896	13%
Corporate unallocated	(14,429)		(7,304)		(37,314)		(34,456)
Total Company	$(6,488)	(1)%	$45,967	9%	$13,835	1%	$131,651	8%

Energy:

Revenues - Three months ended September 30, 2013 vs. Three months ended September 30, 2012
Electricity revenues decreased $9.9 million, or 4%, for the three months ended September 30, 2013, compared with the same period in 2012. Revenues in 2013 were lower primarily due to $46.4 million in scheduled decreases in our five largest OpenWay projects in North America and $7.2 million in decreased meter shipments in Asia/Pacific. These decreases were partially offset by $37.9 million in increased revenues from sources other than the five largest OpenWay projects in North America and $7.6 million in higher product shipments and services in EMEA.

Gas revenues decreased $7.7 million, or 5%, for the three months ended September 30, 2013, compared with the third quarter of 2012, primarily as the result of $10.1 million in lower product sales in EMEA. The overall decrease was partially offset by higher product and service revenue in North America of $4.1 million.

Revenues - Nine months ended September 30, 2013 vs. Nine months ended September 30, 2012
Electricity revenues decreased $188.5 million, or 24%, for the nine months ended September 30, 2013, compared with the same period in 2012. Revenues in 2013 were lower primarily due to $265.5 million in scheduled decreases in our five largest OpenWay projects in North America, $12.9 million in decreased meter shipments in Asia/Pacific, and $5.3 million in decreased product shipments in Latin America. These decreases were partially offset by $79.0 million in increased revenues from sources other than the five largest OpenWay projects in North America and $29.6 million in EMEA. The translation effect of our operations denominated in foreign currencies negatively impacted revenues by $13.4 million.

Gas revenues decreased $49.2 million, or 11%, for the nine months ended September 30, 2013, compared with the third quarter of 2012, primarily as the result of $36.5 million in lower product sales in EMEA and $7.2 million in lower product sales and services in North America.

No single customer accounted for more than 10% of the Energy operating segment revenues during the three and nine months ended September 30, 2013, while one customer accounted for 11% and 13% of the Energy operating segment revenues during the same periods of 2012.

Gross Margin - Three months ended September 30, 2013 vs. Three months ended September 30, 2012
Energy gross margin was 28.6% for the three months ended September 30, 2013, compared with 33.2% for third quarter in 2012. During the third quarter of 2013, gross margin decreased 460 basis points over the prior year, primarily as the result of a charge for increased costs associated with specific contract components within an OpenWay project in North America, impacting gross margin by 350 basis points. In addition, gross margin was negatively impacted by lower volumes and less favorable product mix.

Gross Margin - Nine months ended September 30, 2013 vs. Nine months ended September 30, 2012
Energy gross margin was 30.4% for the nine months ended September 30, 2013, compared with 32.5% in 2012. During the first nine months of 2013, gross margin decreased 210 basis points over the prior year primarily as the result of a charge for increased costs associated with specific contract components within an OpenWay project in North America, impacting gross margin by 130 basis points. In addition, gross margin was negatively impacted by lower volumes and less favorable product mix.

Operating Expenses - Three months ended September 30, 2013 vs. Three months ended September 30, 2012
Energy operating expenses increased $17.7 million, or 19%, for the three months ended September 30, 2013, compared with the same period in 2012. In 2013, restructuring expense, associated with the 2013 restructuring projects, was $24.0 million higher than 2012. Operating expenses including sales and marketing, product development, and general and administrative expense were $80.7 million in 2013 compared with $86.0 million in 2012.

Operating Expenses - Nine months ended September 30, 2013 vs. Nine months ended September 30, 2012
Energy operating expenses increased $12.4 million, or 4%, for the nine months ended September 30, 2013, compared with 2012. In 2013, restructuring expense, associated with the 2013 restructuring projects, was $20.9 million higher than 2012. Operating expenses including sales and marketing, product development, and general and administrative expense were $257.5 million in 2013 compared with $263.2 million in 2012. Litigation expense in 2013, classified within general and administrative expenses, was $7.0 million higher than in 2012.

Water:

Revenues - Three months ended September 30, 2013 vs. Three months ended September 30, 2012
Revenues increased $9.1 million, or 7%, for the three months ended September 30, 2013, compared with the third quarter of 2012. This increase was the result of $7.1 million in higher product and service revenues in North America and by $3.7 million in higher product volumes in Latin America.

Revenues - Nine months ended September 30, 2013 vs. Nine months ended September 30, 2012
Revenues increased $8.0 million, or 2%, for the nine months ended September 30, 2013, compared with 2012. The increase was driven primarily by $10.8 million in higher products and services in North America and $3.0 million in product shipments in Latin America, partially offset by $4.9 million in lower volumes in Asia/Pacific.

No single customer represented more than 10% of the Water operating segment revenues during the three and nine months ended September 30, 2013 and 2012.

Gross Margin - Three months ended September 30, 2013 vs. Three months ended September 30, 2012
Water gross margin decreased to 34.8% for the three months ended September 30, 2013, compared with 36.6% for the same period last year, primarily as a result of an increase in professional services in North America, which have a lower gross margin, partially offset by the benefit of higher volumes in Latin America.

Gross Margin - Nine months ended September 30, 2013 vs. Nine months ended September 30, 2012
Water gross margin decreased to 34.4% for the nine months ended September 30, 2013, compared with 36.1% for the same period last year, primarily as a result of an increase in professional services in North America, which have a lower gross margin, and less favorable product mix in other regions.

Operating Expenses - Three months ended September 30, 2013 vs. Three months ended September 30, 2012
Operating expenses for the three months ended September 30, 2013 increased by $5.9 million, or 25%, over the third quarter of 2012, primarily as the result of $7.3 million in higher restructuring expenses in 2013. During 2012, we recognized a $5.4 million recovery of restructuring expense as the result of the correction of an error related to the write off of goodwill in 2011 associated with an asset disposal group. Operating expenses, including sales and marketing, product development, and general and administrative expenses, were $24.9 million and $25.8 million in the three months ended September 30, 2013 and 2012.

Operating Expenses - Nine months ended September 30, 2013 vs. Nine months ended September 30, 2012
Operating expenses for the nine months ended September 30, 2013 increased by $0.7 million, or 1%, over the same period in 2012, primarily as the result of $4.3 million in higher restructuring expenses in 2013. During 2012, we recognized a $5.4 million recovery of restructuring expense as the result of the correction of an error related to the write off of goodwill in 2011 associated with an asset disposal group. Operating expenses, including sales and marketing, product development, and general and administrative expenses, were $81.8 million and $83.8 million in the nine months ended September 30, 2013 and 2012.

Corporate unallocated:

Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses were higher by $7.1 million and $2.9 million in the three and nine months ended September 30, 2013, due to increased restructuring costs of $2.1 million and $4.1 million for the quarter and year-to-date periods.

Bookings and Backlog of Orders

Bookings for a reported period represent customer contracts and purchase orders received during the period that have met certain conditions, such as regulatory and/or contractual approval. Total backlog represents committed but undelivered products and services for contracts and purchase orders at period end. Twelve-month backlog represents the portion of total backlog that we estimate will be recognized as revenue over the next 12 months. Backlog is not a complete measure of our future revenues as we also receive significant book-and-ship orders. Bookings and backlog may fluctuate significantly due to the timing of large project awards. In addition, annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. Beginning total backlog, plus bookings, minus revenues, will not equal ending total backlog due to miscellaneous contract adjustments, foreign currency fluctuations, and other factors.

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
	(in millions)
September 30, 2013	$457	$1,055	$582
June 30, 2013	515	1,058	558
March 31, 2013	447	1,029	565
December 31, 2012	467	1,035	568
September 30, 2012	459	1,079	592

Information on bookings by our operating segments is as follows:

Quarter Ended	Bookings	Energy	Water
	(in millions)
September 30, 2013	$457	$334	$123
June 30, 2013	515	365	150
March 31, 2013	447	305	142
December 31, 2012	467	345	122
September 30, 2012	459	341	118

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013	% of Revenues	2012	% of Revenues	2013	% of Revenues	2012	% of Revenues
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Sales and marketing	$44,050	9%	$44,913	9%	$138,448	10%	$145,616	9%
Product development	41,495	8%	43,299	9%	129,184	9%	134,295	8%
General and administrative	32,260	7%	30,743	6%	104,172	7%	100,763	6%
Amortization of intangible assets	10,388	2%	11,929	2%	31,379	2%	35,867	2%
Restructuring	28,379	6%	(5,054)	(1)%	32,777	2%	3,455	—%
Total operating expenses	$156,572	32%	$125,830	25%	$435,960	31%	$419,996	25%

Operating expenses increased $30.7 million and $16.0 million for the three and nine months ended September 30, 2013, primarily due to increased restructuring costs associated with the 2013 projects and litigation reserves, which are included within general and administrative operating expense, partially offset by reduced sales and marketing and product development costs. In addition, the three and nine months ended September 30, 2013 include scheduled decreases in amortization of intangible assets of $1.5 million and $4.5 million.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Interest income	$146	$297	$1,401	$667
Interest expense	(2,432)	(2,138)	(6,277)	(6,418)
Amortization of prepaid debt fees	(415)	(413)	(1,244)	(1,176)
Other income (expense), net	(158)	(1,269)	(2,717)	(4,224)
Total other income (expense)	$(2,859)	$(3,523)	$(8,837)	$(11,151)

Interest income: Interest income is generated from our cash and cash equivalents balances and certain deposits on hand with third parties. Interest income in the nine months ended September 30, 2013 includes interest recognized on certain deposits with governmental entities related to tax contingencies.

Interest expense: Interest expense for the three months ended September 30, 2013 increased due to the impact of the interest rate swaps and a higher interest rate margin on the credit facility, both of which became effective during the quarter. Interest expense for the nine months ended September 30, 2013 declined due to a lower balance of outstanding debt on our credit facility. Average total debt outstanding was $423.1 million and $441.4 million for the quarters ended September 30, 2013 and 2012, respectively, and $414.7 million and $454.2 million for the nine month periods ended September 30, 2013 and 2012, respectively.

Amortization of prepaid debt fees: Amortization of prepaid debt fees for the nine months ended September 30, 2013 increased from the same period in 2012 as the result of fees paid during the second quarter of 2012 for the increase in the borrowing capacity of the multicurrency revolving line of credit. Refer to Item 1: “Financial Statements Note 6: Debt” for additional details related to our long-term borrowings.

Other income (expense), net: Other expenses, net, consist primarily of unrealized and realized foreign currency gains and losses from balances denominated in currencies other than the reporting entity's functional currency and other non-operating income (expenses). Foreign currency gains (losses), net of hedging, were $236,000 and $(1.9) million for the three and nine months ended September 30, 2013, compared with net foreign currency gains (losses) of $(1.2) million and $(2.7) million in the same periods in 2012.

Financial Condition

Cash Flow Information:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Operating activities	$65,877	$137,003
Investing activities	(41,703)	(110,147)
Financing activities	(36,084)	(68,516)
Effect of exchange rates on cash and cash equivalents	(2,454)	48
Decrease in cash and cash equivalents	$(14,364)	$(41,612)

Cash and cash equivalents was $122.0 million at September 30, 2013, compared with $136.4 million at December 31, 2012.

Operating activities
Cash provided by operating activities during the nine months ended September 30, 2013 was $71.1 million lower than during the same period in 2012. This decline was primarily due to a decrease in net income, adjusted for non-cash items, such as depreciation and amortization, stock-based compensation, and other adjustments, of $107.4 million.

Investing activities
Cash used in investing activities during the nine months ended September 30, 2013 was $68.4 million lower than during the same period in 2012, primarily due to a decline in business acquisitions of $79.0 million, the impact of which was partially offset by an increase in acquisitions of property, plant, and equipment of $10.3 million. In the first nine months of 2013, there was no significant business acquisition activity, while during the same period in 2012 we acquired SmartSynch for $77.7 million.

Financing activities
Net cash used in financing activities during the nine months ended September 30, 2013 was $32.4 million lower, compared with the same period in 2012, primarily as a result of decreases of $17.1 million in repurchases of our common stock and $13.1 million in repayments of debt, net of proceeds from borrowings. Refer to Part II, Item 2: "Unregistered Sale of Equity Securities and Use of Proceeds" for additional details related to our share repurchase program.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations for the nine months ended September 30, 2013 was a decrease of $2.5 million, compared with an increase of $48,000 for the same period in 2012.

Off-balance sheet arrangements:

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at September 30, 2013 and December 31, 2012 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Liquidity and Capital Resources:

Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital, which represents current assets less current liabilities, was $349.7 million at September 30, 2013, compared with $353.6 million at December 31, 2012.

Borrowings
In August 2011, we entered into a senior secured credit facility (the credit facility). The credit facility consists of a $300 million U.S. dollar term loan and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $660 million.

At September 30, 2013, $135.0 million was outstanding under the revolver, and $50.1 million was utilized by outstanding standby letters of credit, resulting in $474.9 million available for additional borrowings.

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

Share Repurchase
On March 8, 2013, our Board of Directors authorized a repurchase program of up to $50 million in shares of our common stock through March 7, 2014. Repurchases are made in the open market or in privately negotiated transactions and in accordance with applicable securities laws. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. From March 8, 2013 through September 30, 2013, we repurchased 559,000 shares of our common stock, totaling $23.6 million, leaving $26.4 million remaining under the repurchase program. Refer to Part II, Item 2(c): "Issuer Repurchase of Equity Securities" for additional information related to our share repurchase program.

Restructuring
On September 10, 2013, our management announced the approval of new projects to restructure the Company's operations to improve profitability and increase efficiencies. These new restructuring projects will reduce headcount and close or consolidate several manufacturing and office facilities.

We began implementing these projects in the third quarter of 2013, and we expect to substantially complete these projects by June 30, 2014. Certain aspects of the project are subject to a variety of labor and employment laws, rules, and regulations, which could result in a delay in implementing the projects at some locations. At September 30, 2013, the current and long-term portions of the restructuring related liability balances were $38.4 million and $3.8 million, respectively. For further details regarding our restructuring activities, refer to Item 1: “Financial Statements, Note 12: Restructuring.”

Other Liquidity Considerations
We have tax credits and net operating loss carryforwards in various jurisdictions that are available to reduce cash taxes. However, utilization of tax credits and net operating losses are limited in certain jurisdictions. Based on current projections, we expect to pay, net of refunds, approximately $250,000 in state taxes and $13.1 million in local and foreign taxes in 2013. We do not expect to make any payments for U.S. federal taxes in 2013. For a discussion of our tax provision and unrecognized tax benefits, see Item 1: “Financial Statements, Note 10: Income Taxes.”

As of September 30, 2013, there was $36.2 million of cash and cash equivalents held by foreign subsidiaries that could be repatriated, if necessary to fund U.S. operations. Tax is one of the many factors that we consider in the management of global cash. Included in the determination of the tax costs in repatriating foreign cash into the United States are the amount of earnings and profits in a particular jurisdiction, withholding taxes that would be imposed, and available foreign tax credits. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

The American Taxpayer Relief Act of 2012 (the "Act") was signed into law on January 2, 2013 and extended several business tax provisions including: (1) the active financing income and controlled foreign corporation look-through exceptions to certain foreign income; and (2) the research and experimentation credit. The tax effects of the Act were recognized in the first quarter of 2013.

In several of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc, we consolidate them because we have a greater than 50% ownership interest or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. Approximately $17.6 million of our consolidated cash balance at September 30, 2013 resides in our joint venture entities. As a result, the minority shareholders of these entities control their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the U.S. from these entities.

For a description of our funded and unfunded non-U.S. defined benefit pension plans and our expected 2013 contributions, refer to Item 1: “Financial Statements, Note 8: Defined Benefit Pension Plans.”

For a description of our bonus and profit sharing plans, including the amounts accrued at September 30, 2013 and the expected timing of payment, refer to Bonus and Profit Sharing within Critical Accounting Estimates below.

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
If we estimate that the completion of a contract component (unit of accounting) will result in a loss, the loss is recognized in the period in which it is estimated. We reevaluate the estimated loss through the completion of the contract component, and adjust the estimated loss for changes in facts and circumstances.

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

Warranty
We offer standard warranties on our hardware products and large application software products. We accrue the estimated cost of new product warranties based on historical and projected product performance trends and costs during the warranty period. Testing of new products in the development stage helps identify and correct potential warranty issues prior to manufacturing. Quality control efforts during manufacturing reduce our exposure to warranty claims. If our quality control efforts fail to detect a fault in one of our products, we may experience an increase in warranty claims. We track warranty claims to identify potential warranty trends. If an unusual trend is noted, an additional warranty accrual would be recorded if a failure event is probable and the cost can be reasonably estimated. When new products are introduced, our process relies on historical averages until sufficient data are available. As actual experience on new products becomes available, it is used to modify the historical averages to ensure the expected warranty costs are within a range of likely outcomes. Management regularly evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. The warranty allowances may fluctuate due to changes in estimates for material, labor, and other costs we may incur to repair or replace projected product failures, and we may incur additional warranty and related expenses in the future with respect to new or established products, which could adversely affect our gross margin. The long-term warranty balance includes estimated warranty claims beyond one year.

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

Bonus and Profit Sharing
We have various employee bonus and profit sharing plans, which provide award amounts for the achievement of annual financial and nonfinancial targets. If management determines it probable that the targets will be achieved and the amounts can be reasonably estimated, a compensation accrual is recorded based on the proportional achievement of the financial and nonfinancial targets. Although we monitor and accrue expenses quarterly based on our estimated progress toward the achievement of the annual targets, the actual results at the end of the year may require awards that are significantly greater or less than the estimates made in earlier quarters. For the three and nine months ended September 30, 2013, we accrued $3.4 million and $11.4 million for such awards, compared with $3.7 million and $15.6 million for the same periods in 2012. Awards are typically distributed in the first quarter of the following year.

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

Effective October 1, 2013, we changed the terms of the ESPP to reduce the discount to 5% from the fair market value of the stock at the end of each fiscal quarter. As a result of this change, the ESPP will no longer be considered compensatory, and no compensation expense will be recognized for future sales of our common stock to employees.

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

Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt instruments. In May 2012, we entered into six forward starting pay-fixed, receive one-month LIBOR interest rate swaps. The interest rate swaps convert $200 million of our LIBOR-based debt from a floating LIBOR interest rate to a fixed interest rate of 1.00% (excluding the applicable margin on the debt) and are effective from July 31, 2013 to August 8, 2016.

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and the weighted average interest rates at September 30, 2013. Weighted average variable rates in the table are based on implied forward rates in the Reuters U.S. dollar yield curve as of September 30, 2013 and our estimated leverage ratio, which determines our additional interest rate margin at September 30, 2013.

	2013	2014	2015	2016	2017	Total	Fair Value
	(in thousands)
Variable Rate Debt
Principal: U.S. dollar term loan	$5,625	$26,250	$30,000	$202,500	$—	$264,375	$260,416
Average interest rate	1.67%	1.78%	2.15%	2.83%	—%

Principal: Multicurrency revolving line of credit	$—	$—	$—	$135,000	$—	$135,000	$132,855
Average interest rate	1.67%	1.78%	2.15%	2.83%	—%

Interest rate swap on LIBOR-based debt
Average interest rate (Pay)	1.00%	1.00%	1.00%	1.00%
Average interest rate (Receive)	0.17%	0.28%	0.65%	1.33%
Net/Spread	(0.83)%	(0.72)%	(0.35)%	0.33%

Based on a sensitivity analysis as of September 30, 2013, we estimate that, if market interest rates average one percentage point higher in 2013 than in the table above, our financial results in 2013 would not be materially impacted.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. As a result, over half of our revenues and operating expenses are denominated in foreign currencies, which expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in functional currencies other than the U.S. dollar were 56% and 60% of total revenues for the three and nine months ended September 30, 2013, respectively, compared with 62% and 58% for the same respective periods in 2012.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, non-functional currency monetary assets and liabilities are revalued, with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 385 contracts were entered into during the nine months ended September 30, 2013) not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. The notional amounts of the contracts ranged from $251,000 to $11.0 million, offsetting our exposures from the euro, Saudi riyal, Canadian dollar, Australian dollar, Brazilian real, South African rand, and various other currencies.
In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:	Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. At September 30, 2013, an evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2013, the Company’s disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

(b)
Changes in internal controls over financial reporting. While we are continuing the process of upgrading our global enterprise resource software systems and information technology infrastructure, there have been no changes in our internal control over financial reporting during the three months ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings
Refer to Item 1: “Financial Statements, Note 11: Commitments and Contingencies”.

Item 1A:	Risk Factors
There were no material changes to risk factors during the third quarter of 2013 from those previously disclosed in Item 1A: "Risk Factors" of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the SEC on February 22, 2013.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
(a) Not applicable.

(b) Not applicable.

(c) Issuer Repurchase of Equity Securities
The table below summarizes information about the Company's purchases of its shares of common stock, based on settlement date, during the quarterly period ended September 30, 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
July 1 through July 31	153,200	$42.60	153,200	$27,348
August 1 through August 31	21,000	43.51	21,000	26,434
September 1 through September 30	—	—	—	26,434
Total	174,200	$42.71	174,200

(1)
On March 8, 2013, the Board authorized a twelve-month repurchase program of up to $50 million of our common stock. Repurchases are made in the open market or in privately negotiated transactions, and in accordance with applicable securities laws. No shares were purchased outside of this plan.

(2)	Includes commissions.

Item 5:	Other Information
(a) No information was required to be disclosed in a report on Form 8-K during the third quarter of 2013 that was not reported.

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

ITRON, INC.

November 4, 2013	By:	/s/ STEVEN M. HELMBRECHT
Date		Steven M. Helmbrecht
Executive Vice President and Chief Financial Officer