Form 10-K
period 2013-12-31
ITRON INC /WA/
filed 2014-02-26
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
As of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the NASDAQ Global Select Market) was $1,648,816,774.
As of January 31, 2014 there were outstanding 39,161,615 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 1, 2014.

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
General
Itron is a technology company and one of the leading global suppliers of a broad range of standard, advanced, and smart meters and meter communication systems, including networks and communication modules, software, and services. Our communications network platform supports robust and standards-based internet protocol, power-line-carrier (PLC), and cellular network protocols according to our customers' needs around the world. Our software provides mobile and networked meter reading, customer care, billing, distribution design and analysis, forecasting, and load research. Our wide range of services includes delivery solutions and managed services on-site or through private cloud solutions.
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
Our Business
We offer solutions that enable electric and gas utilities to build smart grids to manage assets, secure revenue, lower operational costs, improve customer service, and enable demand response. Our solutions include standard meters and next-generation advanced and smart metering products, systems, and services, which ultimately empower and benefit consumers.
We supply comprehensive solutions to address the unique challenges facing the water industry, including increasing customer demand and resource scarcity. We offer a complete product portfolio, including standard meters and next-generation advanced and smart metering products, systems, and services, for applications in the residential and commercial industrial markets for water and heat.
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

Advanced Metering Systems and Technology
Advanced metering uses a one-way communication module embedded in or attached to the meter to collect and store meter data, which is transmitted to handheld computers, mobile units, and/or fixed networks. This allows utilities to collect meter data for billing systems and analyze the data for more efficient resource management and operations. Worldwide, we produce electricity, natural gas, and water advanced metering systems and technology. Communication technologies can vary by region and country and include telephone, RF (radio frequency), cellular, PLC, and Ethernet devices.
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

Year Ended	Annual Bookings	Total Backlog	12-Month Backlog
	(in millions)
December 31, 2013	$1,946	$1,068	$549
December 31, 2012	1,861	1,035	568
December 31, 2011	2,120	1,296	766

Information on bookings by our operating segments is as follows:

Year Ended	Total Bookings	Electricity	Gas	Water
	(in millions)
December 31, 2013	$1,946	$786	$552	$608
December 31, 2012	1,861	797	560	504
December 31, 2011	2,120	956	654	510

Our Operating Segments
We operate under the Itron brand worldwide and manage and report under three operating segments, Electricity, Gas, and Water. In March 2013, we separated the management of our Energy operating segment into Electricity and Gas to allow each business line to develop its own go-to-market strategy, prioritize its marketing and product development requirements, and focus on its strategic investments. Our sales, marketing, and delivery functions are managed under the three business lines - Electricity, Gas, and Water. Our product development and manufacturing operations are now managed on a worldwide basis to promote a global perspective in our operations and processes and still maintain alignment with the business lines. The transition to the new organizational structure, including changes to operations and financial reporting systems, was completed in the fourth quarter of 2013. The segment discussions in Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) and our consolidated financial statements have been revised to reflect our new operating segments. Refer to Item 7: "Management's Discussion and Analysis of Financial Condition and Results of

Operations" and Item 8: "Financial Statements and Supplementary Data," both of which are included in this Annual Report on Form 10-K.

Our Water operating segment includes both our global water and heat solutions.
Sales and Distribution
We use a combination of direct and indirect sales channels in our operating segments. A direct sales force is utilized for the largest electric, natural gas, and water utilities, with which we have long-established relationships. For smaller utilities, we typically use an indirect sales force that consists of distributors, sales representatives, partners, and meter manufacturer representatives.
No single customer represented more than 10% of total revenues for the years ended December 31, 2013, 2012, and 2011. Our 10 largest customers in each of the years ended December 31, 2013, 2012, and 2011, accounted for approximately 28%, 27%, and 33% of total revenues, respectively.
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
Product Development
Our product development is focused on both improving existing technology and developing innovative new technology for electricity, natural gas, water, and heat meters, sensing and control devices, data collection software, communication technologies, data warehousing, and knowledge application solutions. We spent approximately $176 million, $179 million, and $161 million on product development in 2013, 2012 and 2011, which represented 9%, 8%, and 7% of total revenues, respectively.
Workforce
As of December 31, 2013, we had approximately 8,200 people in our workforce, including permanent and temporary employees and contractors. We have not experienced significant work stoppages and consider our employee relations to be good.
Competition
We provide a broad portfolio of products, solutions, software, and services to electric, gas, and water utility customers globally and, consequently, operate within a large and complex competitive landscape. Some of our competitors have diversified product portfolios and operate in multiple geographic markets, while others focus on specific regional markets and/or certain types of products, including some low-cost suppliers based in China and India that have significant market share for standard meter sales in their respective home/regional markets. Some of our competitors are part of multinational conglomerates. Our primary competitors for each operating segment are discussed below. We believe that our competitive advantage is based on our in-depth knowledge of the utility industry, our capacity to innovate, our ability to address customer concerns by providing complete end-to-end integrated solutions (including metering, network communications, data collection systems, meter data management software, and other metering software applications), our established customer relationships, and our track record of delivering reliable, accurate, and long-lived products and services. Refer to Item 1A: “Risk Factors” included in this Annual Report on Form 10-K for a discussion of the competitive pressures we face.

Electricity
We are among the leading global suppliers of electricity metering products, including standard meters, communication and network technologies, and other advanced and smart metering systems and technologies. Within the electricity business line, our primary global competitors include Landis+Gyr (Toshiba) and Elster (Melrose PLC). On a regional basis, other major competitors in the electricity product market include Sensus (The Resolute Fund, L.P.) GE Digital Energy (General Electric Company), and Echelon. Each of these companies offers some form of advanced/smart meter technology as well as standard meters. In addition, we compete, on a regional basis, with companies that specialize in communication and network technologies that are used with third-party standard meters, including Aclara (ESCO Technologies), Trilliant Networks, and Silver Spring Networks.

Gas
We are among the leading global suppliers of gas metering products, including standard meters, communication and network technologies, and other advanced and smart metering systems and technologies. Our primary global competitor is Elster. On a regional basis, other major competitors in the gas product market include Sensus and Landis+Gyr. Each of these companies offer some form of advanced/smart meter technology as well as standard meters. In addition, we compete, on a regional basis, with companies that specialize in communication and network technologies that are used with third-party standard meters, including Aclara.

Water
We are one of the leading global suppliers of standard and advanced water meters and communication modules. Our primary global competitors include Elster, Sensus, and Diehl Metering (Diehl Stifung & Co. KG). On a regional basis, other major competitors in the water product market include Neptune Technologies (Roper Industries) and Badger. Each of these companies offers some form of advanced meter technology as well as standard meters. In addition, we compete, on a regional basis, with companies that specialize in communication and network technologies that are used with third-party standard meters, including Aclara.
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

MANAGEMENT

Set forth below are the names, ages, and titles of our executive officers as of February 25, 2014.

Name	Age	Position
Philip C. Mezey	54	President and Chief Executive Officer
Steven M. Helmbrecht	51	Executive Vice President and Chief Financial Officer
John W. Holleran	59	Executive Vice President and Chief Operating Officer
Michel C. Cadieux	56	Senior Vice President, Human Resources
Russell E. Vanos	57	Senior Vice President, Strategy and Business Development
Shannon M. Votava	53	Vice President, General Counsel and Corporate Secretary

Philip C. Mezey is President and Chief Executive Officer, and a member of our Board of Directors. Mr. Mezey was appointed to his current position and to the Board of Directors in January 2013. Mr. Mezey joined Itron in March 2003 as Managing Director of Software Development for Itron’s Energy Management Solutions Group as part of Itron’s acquisition of Silicon Energy Corp. Mr. Mezey was promoted to Group Vice President and Manager of Software Solutions in 2004. In 2005, Mr. Mezey became Sr. Vice President, Software Solutions, and in 2007 Mr. Mezey became Sr. Vice President and Chief Operating Officer, Itron North America. Mostly recently, Mr. Mezey served as President and Chief Operating Officer, Energy from March 2011 through December 2012.

Steven M. Helmbrecht is Executive Vice President and Chief Financial Officer. Mr. Helmbrecht joined Itron in 2002 as Vice President and General Manager, International, and was named Sr. Vice President and Chief Financial Officer in 2005. Previously, Mr. Helmbrecht was Chief Financial Officer of LineSoft Corporation, which was acquired by Itron in 2002.

John W. Holleran is Executive Vice President and Chief Operating Officer. Mr. Holleran has held this role since January 2013. Mr. Holleran joined Itron in January 2007 as Sr. Vice President, General Counsel, and Corporate Secretary. Beginning in January 2012, Mr. Holleran served as Itron's Sr. Vice President, Special Projects, and Corporate Secretary.

Michel C. Cadieux is Senior Vice President, Human Resources, effective February 17, 2014. Before joining Itron, Mr. Cadieux was Senior Vice President of Human Resources and Security at Freescale Semiconductor, Inc. (Freescale) from 2008 to 2012. Mr. Cadieux worked at Advanced Micro Devices from 2000 to 2008, where he was Senior Vice President of Human Resources and Chief Talent Officer.

Russell E. Vanos is Senior Vice President, Strategy and Business Development. Mr. Vanos has served in this role since January 2013. Mr. Vanos joined Itron in 1980 and since then has held various positions in sales, marketing, and operations. Most recently Mr. Vanos served as Vice President, Global Smart Grid Solutions and Business Development from November 2011 through December 2012. Prior to this role Mr. Vanos served as Vice President and General Manager, Sales and Marketing from January 2011 to November 2011 and as Vice President, Marketing from January 2007 through December 2010.

Shannon M. Votava is Vice President, General Counsel and Corporate Secretary. Ms. Votava joined Itron in May 2010 as Assistant General Counsel and was promoted to Vice President and General Counsel in January 2012, and she assumed the responsibilities of Corporate Secretary in January 2013. Before joining Itron, Ms. Votava was Associate General Counsel, Commercial at Cooper Industries plc from October 2008 to April 2010 and General Counsel at Honeywell Electronic Materials, Inc. from 2003 to October 2008.

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

The utility industry is subject to substantial government regulation. Regulations have often influenced the frequency of meter replacements. Sales cycles for standalone meter products have typically been based on annual or biennial bid-based agreements. Utilities place purchase orders against these agreements as their inventories decline, which can create fluctuations in our sales volumes.

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

The European Union has issued the EU Energy Package, which includes directives and regulations intended to strengthen consumer rights and protection in the EU energy market. The EU’s 20-20-20 goals include a 20% increase in energy efficiency, a 20% reduction of carbon dioxide emissions compared with 1990 levels, and producing 20% of its energy from renewable sources by 2020. The package sets targets for EU Member States to ensure the implementation of smart metering systems and outlines deployment by 2022, with 80% of electric consumers equipped with smart metering systems by 2020.

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

Historically, our revenues have been concentrated with a limited number of customers, which change over time. Our largest single customer represented 4% of total revenues for the year ended December 31, 2013. We are often a party to large, multi-year contracts that are subject to cancellation or rescheduling by our customers due to many factors, such as extreme, unexpected weather conditions that cause our customers to redeploy resources, convenience, regulatory issues, or acts of terrorism. Cancellation or postponement of one or more of these significant contracts could have a material adverse effect on our financial and operating results. In addition, if a large customer contract is not replaced upon its expiration with new business of similar magnitude, our financial and operating results would be adversely affected.

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

In addition to the risk of unanticipated warranty or recall expenses, our customer contracts may contain provisions that could cause us to incur penalties, be liable for damages, including liquidated damages, or incur other expenses, if we experience difficulties with respect to the functionality, deployment, operation, and availability of our products and services. In the event of late deliveries, late or improper installations or operations, failure to meet product or performance specifications or other product defects, or interruptions or delays in our managed service offerings, our customer contracts may expose us to penalties, liquidated damages, and other liabilities. In the event we were to incur contractual penalties, such as liquidated damages or other related costs that exceed our expectations, our business, financial condition, and operating results could be materially and adversely affected. Further, we could be required to recognize a current-period expense related to a specific component of a customer contract at the time we determine the products and/or services to be delivered under that component would result in a loss due to expected revenues estimated to be less than expected costs. Depending on the amounts of the associated revenues (if any) and the costs, this charge could be material to our results of operations in the period it is recognized.

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

The FCC proposed a rulemaking proceeding in which it is considering adopting “spectrum etiquette” requirements for unlicensed Part 15 devices operating in the 902-928 MHz band, which many of our advanced and smart metering systems utilize. The outcome of the proceeding may require us to make material changes to our equipment.

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

We are facing increasing competition.

We face competitive pressures from a variety of companies in each of the markets we serve. Some of our present and potential future competitors have, or may have, substantially greater financial, marketing, technical, or manufacturing resources and, in some cases, have greater name recognition, customer relationships, and experience. Some competitors may enter markets we serve and sell products at lower prices in order to gain or grow market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion, and sale of their products and services than we can. Some competitors have made, and others may make, strategic acquisitions or establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Other companies may also drive technological innovation and develop products that are equal in quality and performance or superior to our products, which could put pressure on our market position, reduce our overall sales, and require us to invest additional funds in new technology development. In addition, there is a risk that low-cost providers will expand their presence in our markets, improve their quality, or form alliances or cooperative relationships with our competitors, thereby contributing to future price erosion. Some of our products and services may become commoditized, and we may have to adjust the prices of some of our products to stay competitive. Further, some utilities may purchase meters separately from the communication devices. The specifications for the meters would require interchangeability, which could lead to further commoditization of the meter, driving prices lower and reducing margins. Should we fail to compete successfully with current or future competitors, we could experience material adverse effects on our business, financial condition, results of operations, and cash flows.

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

Changes in tax laws, valuation allowances, and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

We are subject to income tax in the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves may be established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances. The provision for income taxes includes the impact of reserve positions and changes to reserves that are considered appropriate, as well as valuation allowances when we determine it is more likely than not that a deferred tax asset cannot be realized. In addition, future changes in tax laws in the jurisdictions in which we operate could have a material impact on our effective income tax rate and profitability. We regularly assess all of these matters to determine the adequacy of our tax provision, which is subject to significant judgment

Disruption and turmoil in global credit and financial markets, which may be exacerbated by the inability of certain countries to continue to service their sovereign debt obligations, and the possible negative implications of such events for the global economy, may negatively impact our business, liquidity, operating results, and financial condition.

The current economic conditions, including volatility in the availability of credit and foreign exchange rates and extended economic slowdowns, have contributed to the instability in some global credit and financial markets. Additionally, at-risk financial institutions in certain countries may, without forewarning, seize a portion of depositors' account balances. The seized funds would be used to recapitalize the at-risk financial institution and would no longer be available for the depositors' use. If such seizure were to occur at financial institutions where we have funds on deposit, it could have a significant impact on our overall liquidity. While the ultimate outcome of these events cannot be predicted, it is possible that such events may have a negative impact on the global economy and our business, liquidity, operating results, and financial condition.

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

From time to time, we are involved in litigation that arises from our business. Litigation may, for example, relate to alleged infringements of intellectual property rights of others. Non-practicing entities may also make infringement claims in order to reach a settlement with us. In addition, these entities may bring claims against our customers, which, in some instances, could result in an indemnification of the customer. Litigation may also relate to, among other things, product failure or product liability claims, contractual disputes, employment matters, or securities litigation. Litigation can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. We may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our financial condition and results of operations. While we currently maintain insurance coverage, such insurance may not provide adequate coverage against potential claims.

We have pension benefit obligations, which could have a material impact on our earnings, liabilities, and shareholders' equity and could have significant adverse impacts in future periods.

We sponsor both funded and unfunded defined benefit pension plans for our international employees, primarily in Germany, France, Italy, Indonesia, Brazil, and Spain. Our general funding policy for these qualified pension plans is to contribute amounts sufficient to satisfy regulatory funding standards of the respective countries for each plan.

The determination of pension plan expense, benefit obligation, and future contributions depends heavily on market factors such as the discount rate and the actual return on plan assets. We estimate pension plan expense, benefit obligation, and future contributions to these plans using assumptions with respect to these and other items. Changes to those assumptions could have a significant effect on future contributions as well as on our annual pension costs and/or result in a significant change to Shareholders' equity.

A number of key personnel are critical to the success of our business.

Our success depends in large part on the efforts of our highly qualified technical and management personnel and highly skilled individuals in all disciplines. The loss of one or more of these employees and the inability to attract and retain qualified replacements could have a material adverse effect on our business.

If we are unable to protect our information technology infrastructure and network against data corruption, cyber-based attacks or network security breaches, we could be exposed to customer liability and reputational risk.

In the course of our operations, we rely on interconnected technology systems for the operation of our products, managed services on behalf of our customers, accounting and other administrative processes, and compliance with various regulations. There are various risks associated with technology systems such as hardware or software failure, communications failure, data distortion or destruction, unauthorized access to data, misuse of proprietary or confidential data, unauthorized control through electronic means, programming mistakes, and other deliberate or inadvertent human errors. In particular, cyber attacks, terrorism, or other malicious acts could damage, destroy, or disrupt these systems. Any failure of technology systems could result in a loss of revenues, an increase in operating expenses, and costs to repair or replace damaged assets. Any of the above could also result in the loss or release of confidential customer information or other proprietary data that could adversely affect our reputation and result in costly litigation. As these potential cyber attacks become more common and sophisticated, we could be required to incur costs to strengthen our systems and respond to emerging concerns.

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

We are completing a phased upgrade of our primary enterprise resource planning (ERP) systems to allow for greater depth and breadth of functionality worldwide. System conversions are expensive and time consuming undertakings that impact all areas of the Company. While successful implementations of each phase will provide many benefits to us, an unsuccessful or delayed implementation of any particular phase may cost us significant time and resources.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, prevent fraud, or maintain investor confidence.

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

In August 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and derivative metals (referred to as “conflict minerals,” regardless of their actual country of origin) in their products. Some of these metals are commonly used in electronic equipment and devices, including our products. These new requirements now require companies to investigate, disclose and report whether or not such metals originated from the Democratic Republic of Congo or adjoining countries and required due diligence efforts beginning fiscal 2013, with initial disclosure requirements beginning in May 2014. There may be increased costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products.

ITEM 1B:    UNRESOLVED STAFF COMMENTS
None.
ITEM 2:    PROPERTIES
The following table lists the number of manufacturing facilities, service and distribution locations, and offices by region.

	Manufacturing		Service and Distribution		Offices
	Owned	Leased	Owned	Leased	Owned	Leased
North America	3	—	—	6	1	17
Europe	10	2	—	4	2	23
Asia/Pacific	1	3	—	6	—	23
Other	2	2	1	1	—	10
Total	16	7	1	17	3	73
Our major manufacturing facilities are owned, while smaller factories are typically leased. Our service and distribution locations primarily consist of assembly, localization, service, and/or distribution, and some also include product development and administrative functions. Localization typically includes modifying finished products from other Itron manufacturing locations to meet local specifications. Based on this, four facilities were reclassified from the manufacturing category to the service and distribution category for the current presentation. Our office locations consist primarily of sales and administration functions, and some also include product development functions. Our Electricity and Gas manufacturing facilities are located throughout the world, and our Water manufacturing facilities are located primarily in Asia/Pacific and Europe, with the rest primarily in South America. We own our headquarters facility, which is located in Liberty Lake, Washington. Our principal properties are owned and in good condition, and we believe our current facilities are sufficient to support our operations.
In October 2011 and September 2013, we announced projects to restructure our operations in order to increase efficiency and reduce our costs. As part of the restructuring in Asia/Pacific, one owned manufacturing facility was vacated during 2013 with operations transferred to a leased facility. The owned manufacturing facility is not included in the list above because it does not currently contribute to our operations, and we expect to sell it during the first quarter of 2014. In 2013, we sold one of our European Gas manufacturing facilities, in which we ceased manufacturing operations in 2012. It was classified as an office location as of December 31, 2012.
ITEM 3:    LEGAL PROCEEDINGS
There are no material pending legal proceedings, as defined by Item 103 of Regulation S-K, at December 31, 2013. Refer to Item 8: "Financial Statements and Supplementary Data, Note 12: Commitments and Contingencies" included in this Annual Report on Form 10-K.
ITEM 4:    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5:    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock
Our common stock is traded on the NASDAQ Global Select Market. The following table reflects the range of high and low common stock sales prices for the four quarters of 2013 and 2012 as reported by the NASDAQ Global Select Market.

	2013		2012
	High	Low	High	Low
First Quarter	$47.90	$41.50	$48.23	$36.60
Second Quarter	$47.00	$39.15	$45.42	$33.50
Third Quarter	$43.72	$37.16	$45.85	$38.28
Fourth Quarter	$45.76	$38.79	$45.26	$38.71

Performance Graph
The following graph compares the five-year cumulative total return to shareholders on our common stock with the five-year cumulative total return of our peer group of companies used for the year ended December 31, 2013 and the NASDAQ Composite Index.
* $100 invested on 12/31/08 in stock or index, including investment of dividends.
Fiscal years ending December 31.
The above presentation assumes $100 invested on December 31, 2008 in the common stock of Itron, Inc., the peer group, and the NASDAQ Composite Index, with all dividends reinvested. With respect to companies in the peer group, the returns of each such corporation have been weighted to reflect relative stock market capitalization at the beginning of each annual period plotted. The stock prices shown above for our common stock are historical and not necessarily indicative of future price performance.

Each year, we reassess our peer group to identify global companies that are either direct competitors or have similar industry and business operating characteristics. Our 2013 peer group includes the following publicly traded companies: Badger Meter, Inc., Echelon Corporation, ESCO Technologies Inc., National Instruments Corporation, Roper Industries, Inc., and Silver Spring Networks, Inc. We added Silver Spring Networks, Inc. to our peer group in 2013, as it became a publicly traded company during 2013. However, we have not included the company in the cumulative total return graph above, as there is no impact to the cumulative total return in 2013, given that Silver Spring Networks, Inc. was not publicly traded at the beginning of 2013. In 2014, we will show both our old and new (including Silver Spring Networks, Inc.) peer groups.

Issuer Repurchase of Equity Securities
The table below summarizes information about the Company's purchases of its shares of common stock, based on settlement date, during the quarterly period ended December 31, 2013.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
October 1 through October 31	—	$—	—	$26,434
November 1 through November 30	—	—	—	26,434
December 1 through December 31	86,392	39.48	86,392	23,023
Total	86,392	$39.48	86,392

(1)
On March 8, 2013, our Board of Directors authorized a twelve-month repurchase program of up to $50 million of Itron's common stock. Repurchases are made in the open market or in privately negotiated transactions, and in accordance with applicable securities laws. No shares were purchased outside of this plan.

(2)	Includes commissions.

Subsequent to December 31, 2013 and through February 25, 2014, we repurchased 75,203 shares of our common stock under the stock repurchase program authorized by the Board of Directors on March 8, 2013. The average price paid per share was $39.20.

Additionally, on February 7, 2014, Itron's Board of Directors authorized a new repurchase program of up to $50 million of our common stock over a 12-month period, which will take effect following the expiration of the current stock repurchase program on March 7, 2014. Repurchases are made in the open market or in privately negotiated transactions and in accordance with applicable securities laws.

Holders
At January 31, 2014, there were 259 holders of record of our common stock.

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

	Year Ended December 31,
	2013(4)	2012	2011(2)	2010	2009
	(in thousands, except per share data)
Consolidated Statements of Operations Data
Revenues	$1,948,728	$2,178,178	$2,434,124	$2,259,271	$1,687,447
Cost of revenues	1,334,195	1,463,031	1,687,666	1,558,596	1,147,484
Gross profit	614,533	715,147	746,458	700,675	539,963
Operating income (loss)	(135,181)	151,126	(459,183)	184,197	45,027
Net income (loss) attributable to Itron, Inc.	(146,809)	108,275	(510,157)	104,770	(2,249)
Earnings (loss) per common share - Basic	$(3.74)	$2.73	$(12.56)	$2.60	$(0.06)
Earnings (loss) per common share - Diluted	$(3.74)	$2.71	$(12.56)	$2.56	$(0.06)
Weighted average common shares outstanding - Basic	39,281	39,625	40,612	40,337	38,539
Weighted average common shares outstanding - Diluted	39,281	39,934	40,612	40,947	38,539

Consolidated Balance Sheets Data
Working capital(1)	$344,354	$353,577	$329,632	$178,483	$282,532
Total assets	1,882,511	2,089,441	2,064,282	2,745,797	2,854,621
Total debt	378,750	417,500	452,502	610,941	781,764
Total Itron, Inc. shareholders' equity	855,236	992,967	906,925	1,428,295	1,400,514

Other Financial Data
Cash provided by operating activities	$105,421	$205,090	$252,358	$254,591	$140,787
Cash used in investing activities(3)	(56,771)	(125,445)	(78,741)	(56,274)	(53,994)
Cash used in financing activities	(57,438)	(77,528)	(209,453)	(148,637)	(114,121)
Capital expenditures	(60,020)	(50,543)	(60,076)	(62,822)	(52,906)

(1)	Working capital represents current assets less current liabilities.

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

(4) During 2013, we incurred a goodwill impairment charge of $173.2 million. In addition, we incurred costs of $35.5 million in 2013 related to restructuring projects to increase efficiency. Refer to Item 8: "Financial Statements and Supplementary Data, Note 5: Goodwill" and "Financial Statements and Supplementary Data, Note 13: Restructuring" included in this Annual Report on Form 10-K for further disclosures regarding the goodwill impairment and restructuring charges.

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

In March 2013, we separated the management of our Energy operating segment into Electricity and Gas to allow each business line to develop its own go-to-market strategy, prioritize its marketing and product development requirements, and focus on its strategic investments. Our sales, marketing, and delivery functions are managed under three business lines - Electricity, Gas, and Water. Our product development and manufacturing operations are now managed on a worldwide basis to promote a global perspective in our operations and processes and still maintain alignment with the business lines. The transition to the new organizational structure, including changes to operations and financial reporting systems, was completed in the fourth quarter of 2013. Our historical segment information for the years ended December 31, 2012 and 2011 has been recast to reflect our new operating segments.

Our Water operating segment includes both our global water and heat solutions.

We have three measures of segment performance: revenue, gross profit (margin), and operating income (margin). Intersegment revenues were minimal. Corporate operating expenses, interest income, interest expense, other income (expense), and income tax provision (benefit) are not allocated to the segments, nor included in the measure of segment profit or loss.

Revenues decreased 11% in 2013, compared with 2012. The revenue decrease was due primarily to the completion of several large OpenWay® projects in the Electricity segment in 2012, partially offset by a $15.2 million increase in revenues in the Water segment. Revenues decreased 11% in 2012, compared with 2011. Similar to 2013, the 2012 revenue decline was the result of our large OpenWay projects nearing completion in the Electricity and Gas segments, while our Water operating segment increased $4.9 million, or 1%, from 2011.

Total backlog was $1.1 billion, and twelve-month backlog was $549.0 million at December 31, 2013.

Total company gross margin decreased 130 basis points in 2013, compared with 2012. Gross margin decline in 2013 over the prior year was primarily driven by decreased volumes in our Electricity and Gas segments and less favorable product mix within all three segments. Additionally, we recognized a charge for increased costs associated with specific contract components with an OpenWay project in North America. Total company gross margin increased 210 basis points in 2012, compared with 2011, primarily due to lower warranty charges in the Electricity and Water operating segments. Additionally, benefits from our restructuring actions and manufacturing efficiencies partially offset the impact of decreased volumes.

During the fourth quarter of 2013 in conjunction with our annual goodwill impairment test, which is performed as of October 1, we recognized a goodwill impairment of $173.2 million in our Electricity reporting unit as the result of delays in global smart grid projects and lower volumes and pricing pressures in certain regions in Europe and Asia/Pacific. The revised forecast for the Electricity business drove a decrease in the fair value of the reporting unit. A portion of the goodwill impairment was deductible for income tax purposes, resulting in an associated income tax benefit of $11.8 million. The goodwill impairment charge is a non-cash expense that does not adversely affect the debt covenants under our existing credit facility. There were no goodwill impairments in the Gas and Water reporting units.

We recognized income tax (benefit)/provisions of $(3.6) million, $26.0 million, and $4.4 million for the years ended December 31, 2013, 2012, and 2011. In 2013, our actual tax rate differed from the 35% U.S. federal statutory tax rate due to the following items which decreased the tax benefit: (1) nondeductible portion of the goodwill impairment; (2) increase in valuation allowance related to deferred tax assets in France for which we do not anticipate future realization; and (3) disallowed deductions due to a change in foreign legislation. The following items increased our tax benefit: (1) recognition of research and experimentation credits for 2012 and 2013 due to the signing of The American Relief Act of 2012 on January 2, 2013; (2) earnings of our subsidiaries outside of the U.S. in jurisdictions where our statutory tax rate is lower than in the U.S.; (3) the benefit of certain interest expense deductions; and (4) benefits of certain acquisition related elections for tax purposes. Our tax provisions for 2012 and 2011 reflect the benefits of lower statutory tax rates on foreign earnings as compared with our U.S. federal statutory rate, foreign interest expense deductions and the benefits of certain acquisition related elections for tax purposes. During 2012 we recognized a benefit related to the release of certain reserves for uncertain tax positions. No foreign tax benefit was recorded for the goodwill impairment charge in 2011.

In September 2013, we announced restructuring projects (the 2013 Projects) to restructure our operations to improve profitability and increase efficiencies. The 2013 Projects will reduce headcount and close or consolidate several manufacturing and office facilities. Overall we expect to reduce our workforce by 9%, and we are approximately 50% complete as of December 31, 2013. We expect to substantially complete the 2013 Projects by the end of 2014. We have begun to realize savings from our 2013 Projects during 2013, and we expect full realization of the savings of the 2013 Projects by the end of 2014 and into 2015. Under the 2013 Projects, we recognized $31.1 million in restructuring expenses, primarily related to severance, since these projects were announced in September 2013. Our 2011 projects were substantially complete as of June 30, 2013. Under the 2011 Projects, we incurred $74.1 million in costs, including $4.4 million in 2013. This was a reduction in the restructuring expense of approximately $3.7 million from the expected total expense of $77.8 at December 31, 2012. Restructuring expenses of $1.7 million were recognized in 2012, associated with severance accruals and other facility exit costs, offset by a $5.4 million correction to the goodwill impairment. For further details regarding the correction of the goodwill impairment, refer to Item 8: "Financial Statements and Supplementary Data, Note 5: Goodwill." The remaining expense of $68 million associated with the 2011 Projects was incurred in 2011. Revenues and net operating income from the activities we have exited or will exit under the restructuring plan are not material to our operating segments or consolidated results.

On February 7, 2014, Itron's Board of Directors authorized a new repurchase program of up to $50 million of our common stock over a 12-month period, which will take effect following the expiration of the current stock repurchase program on March 7, 2014. Repurchases are made in the open market or in privately negotiated transactions and in accordance with applicable securities laws. Refer to Part II, Item 5: "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for additional information related to our current share repurchase program.

Total Company Revenues, Gross Profit and Margin, and Unit Shipments

	Year Ended December 31,
	2013	% Change	2012	% Change	2011
	(in thousands)		(in thousands)		(in thousands)
Revenues	$1,948,728	(11)%	$2,178,178	(11)%	$2,434,124
Gross Profit	$614,533	(14)%	$715,147	(4)%	$746,458
Gross Margin	31.5%		32.8%		30.7%

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Revenues by region
United States and Canada	$851,295	$1,014,739	$1,182,775
Europe, Middle East, and Africa (EMEA)	858,026	878,615	899,642
Other	239,407	284,824	351,707
Total revenues	$1,948,728	$2,178,178	$2,434,124

Meter and Module Summary
We classify meters into three categories:

•	Standard metering – no built-in remote reading communication technology

•	Advanced metering – one-way communication of meter data

•	Smart metering – two-way communication including remote meter configuration and upgrade (consisting primarily of our OpenWay technology)

In addition, advanced and smart meter communication modules can be sold separately from the meter.

Our revenue is driven significantly by sales of meters and communication modules. A summary of our meter and communication module shipments is as follows:

	Year Ended December 31,
	2013	2012	2011
	(units in thousands)
Meters
Standard	17,850	17,920	19,570
Advanced and smart	5,930	8,030	9,320
Total meters	23,780	25,950	28,890

Stand-alone communication modules
Advanced and smart	5,550	6,460	6,330

Revenues
Revenues decreased 11%, or $229.5 million, in 2013, compared with 2012. Revenues in 2013 were lower, primarily driven by the substantial completion of four of our five largest OpenWay projects in the Electricity segment in 2012 and by $14.6 million in the unfavorable net translation impact of operations denominated in foreign currencies, partially offset by an increase in Water revenues during the year. Revenues decreased 11%, or $255.9 million, in 2012, compared with 2011. Similar to 2013, revenues in 2012 were lower, primarily driven by several of our largest OpenWay projects nearing completion in 2012 in the Electricity and Gas segments and by $92.2 million in unfavorable net translation of our operations denominated in foreign currencies, partially offset by an increase in Water revenues during the year. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

No single customer represented more than 10% of total revenues for the years ended December 31, 2013, 2012, and 2011. Our 10 largest customers accounted for 28%, 27%, and 33% of total revenues in 2013, 2012, and 2011.

Gross Margins
Gross margin was 31.5% for 2013, compared with 32.8% in 2012. The decline was primarily the result of lower volumes in 2013 in both the Electricity and Gas segments, along with a less favorable mix of product sales in 2013 as compared with 2012 for all three segments and a higher warranty expense in the Gas segment. Additionally, we incurred a charge for increased costs associated with specific contract components within an OpenWay contract in North America. These decreases were partially offset by increased volumes in Water and benefits from our restructuring projects and manufacturing efficiencies. Gross margin was 32.8% in 2012, compared with 30.7% in 2011. The improvement was primarily the result of lower warranty costs in 2012 in each of the Electricity, Gas, and Water segments, which positively impacted gross margin by 170 basis points. Benefits from our restructuring projects and manufacturing efficiencies offset the impact of decreased volumes. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

Operating Segment Results

For a description of our operating segments, refer to Item 8: “Financial Statements and Supplementary Data, Note 16: Segment Information” in this Annual Report on Form 10-K. The following tables and discussion highlight significant changes in trends or components of each operating segment.

	Year Ended December 31,
	2013	% Change	2012	% Change	2011
Segment Revenues	(in thousands)		(in thousands)		(in thousands)
Electricity	$836,553	(18)%	$1,024,340	(17)%	$1,239,428
Gas	570,297	(9)%	627,193	(7)%	672,999
Water	541,878	3%	526,645	1%	521,697
Total revenues	$1,948,728	(11)%	$2,178,178	(11)%	$2,434,124

	Year Ended December 31,
	2013		2012		2011
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(in thousands)		(in thousands)		(in thousands)
Electricity	$218,913	26.2%	$295,005	28.8%	$323,632	26.1%
Gas	207,915	36.5%	235,391	37.5%	254,943	37.9%
Water	187,705	34.6%	184,751	35.1%	167,883	32.2%
Total gross profit and margin	$614,533	31.5%	$715,147	32.8%	$746,458	30.7%

	Year Ended December 31,
	2013		2012		2011
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss) and Operating Margin	(in thousands)		(in thousands)		(in thousands)
Electricity	$(235,908)	(28)%	$24,812	2%	$(218,284)	(18)%
Gas	83,882	15%	110,557	18%	105,453	16%
Water	63,252	12%	59,210	11%	(303,772)	(58)%
Corporate unallocated	(46,407)		(43,453)		(42,580)
Total Company	$(135,181)	(7)%	$151,126	7%	$(459,183)	(19)%

Electricity:

Revenues - 2013 vs. 2012
Electricity revenues for 2013 decreased by $187.8 million, or 18%, compared with 2012 revenues. The decrease was primarily driven by $246.3 million in lower revenue of our five largest OpenWay projects in North America, as four of these projects were substantially completed during 2012. Lower prepayment meter shipments drove a decrease of $24.8 million in our Asia/Pacific region. These decreases were partially offset by $81.5 million in increased products and services in North America, apart from the five largest OpenWay projects, as well as by $27.3 million in increased product shipments and services in EMEA. The net translation effect of our operations in foreign currencies negatively impacted 2013 revenues by $18.1 million.

No customer represented more than 10% of the Electricity operating segment revenues in 2013.

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

One customer individually represented 17% of the Electricity operating segment revenues in 2012, while two customers individually represented 15% and 14% of the Electricity operating segment revenues in 2011.

Gross Margin - 2013 vs. 2012
Gross margin was 26.2% in 2013, compared with 28.8% in 2012. The lower margin was primarily driven by decreased volume in 2013 and less favorable product mix in all regions. Additionally, in 2013, we recognized a charge for increased costs associated with specific contract components with an OpenWay project in North America.

Gross Margin - 2012 vs. 2011
Gross margin was 28.8% in 2012, compared with 26.1% in 2011. The improved margin was primarily driven by $19.8 million in lower warranty expense in 2012, as well as improved manufacturing efficiencies, global procurement, and the realization of the benefits of our restructuring activities.

Operating Expenses - 2013 vs. 2012
Electricity operating expenses increased by $184.6 million, or 68.3%, in 2013, primarily due to the goodwill impairment of $173.2 million recognized in 2013 for the Electricity reporting unit and $23.9 million in additional restructuring expenses in 2013. We reduced sales and marketing expense by $12.1 million as a result of our restructuring projects, offset by $5.6 million in higher litigation expense within general and administrative expense. Operating expenses for sales and marketing, product development, general and administrative, and amortization of intangible assets as a percentage of revenues were 31% in 2013 and 26% in 2012.

Operating Expenses - 2012 vs. 2011
Electricity operating expenses decreased by $271.7 million million or 50%, in 2012 primarily due to a goodwill impairment charge of $254.7 million in 2011 and a decrease in restructuring charges of $25.2 million associated with the Electricity reporting unit between 2011 and 2012. This was partially offset by an increase in product development expenses over the prior year by $9.6 million, primarily as the result of the development of new and enhanced products and in preparation for sales opportunities in developing markets. Operating expenses for sales and marketing, product development, general and administrative, and amortization of intangible assets as a percentage of revenues were 26% in 2012 and 21% in 2011.

Gas:

Revenues - 2013 vs. 2012
Gas revenues decreased by $56.9 million, or 9%, in 2013, compared with 2012. Our Gas business continues to experience period-to-period variation in customer contracts and purchases. The decrease was driven by $54.2 million in lower product sales in EMEA and $18.7 million in lower communication module shipments and lower service revenue in North America, the effect of which partially offset by $21.3 million in increased North America gas meter shipments, particularly smart meters.

No single customer represented more than 10% of the Gas operating segment revenues in 2013, 2012, and 2011.

Revenues - 2012 vs. 2011
Gas revenues decreased by $45.8 million, or 7%, in 2012, compared with 2011, including $27.7 million for the unfavorable translation effect of our revenues denominated in foreign currencies. The decrease was driven by lower communication module shipments and lower service revenue, partially offset by increased gas meter shipments, particularly smart meters. The overall decrease is due to typical period-to-period fluctuations in timing of customer projects.

Gross Margin - 2013 vs. 2012
Gross margin was 36.5% in 2013, compared with 37.5% in 2012. The 100 basis point decline in gross margin was primarily the result of less favorable product mix and higher warranty costs.

Gross Margin - 2012 vs. 2011
Gross margin was 37.5% in 2012, compared with 37.9% in 2011. Decreased revenues for smart gas communication modules and non-OpenWay services were partially offset by lower warranty charges in 2012.

Operating Expenses - 2013 vs. 2012
Gas operating expenses decreased by $801,000, or 1%, in 2013. Lower sales and marketing and product development expenses were partially offset by higher general and administrative expenses. Operating expenses for sales and marketing, product development, general and administrative, and amortization of intangible assets as a percentage of revenues, were 21% in 2013 and 20% in 2012.

Operating Expenses - 2012 vs. 2011
Gas operating expenses decreased by $24.7 million, or 16% in 2012, primarily due to a decrease in restructuring expenses of $25.4 million. This was partially offset by increases in product development for new and enhanced products. Operating expenses for sales and marketing, product development, general and administrative, and amortization of intangible assets as a percentage of revenues were 20% in 2012 and 18% in 2011.

Water:

Revenues - 2013 vs. 2012
The increase in revenues of $15.2 million, or 3%, in 2013 was driven primarily by growth in projects in North America of $10.2 million. Latin America experienced growth of $7.0 million, but was negatively impacted by foreign currency translation of $4.3 million.

No single customer represented more than 10% of the Water operating segment revenues in 2013, 2012, and 2011.

Revenues - 2012 vs. 2011
Revenues increased $4.9 million, or 1%, in 2012, while the translation effect of a stronger U.S. dollar against most foreign currencies during 2012 negatively impacted revenues by 6%. All regions generated revenue growth during 2012.

Gross Margin - 2013 vs. 2012
Water gross margin decreased to 34.6% in 2013, compared with 35.1% in 2012, driven predominantly by higher service revenues in North America, which have a lower margin, and partially offset by favorable product mix in EMEA.

Gross Margin - 2012 vs. 2011
Water gross margin increased to 35.1% in 2012, compared with 32.2% in 2011, primarily driven by $12.4 million in lower warranty expense in 2012 and favorable product mix, which were partially offset by lower margin services for a large project in North America.

Operating Expenses - 2013 vs. 2012
In 2013, Water operating expenses were $124.5 million compared with $125.6 million in 2012. Decreases of $5.9 million in sales and marketing expense and $2.1 million in lower amortization of intangible expense were partially offset by increases in product development, general and administrative, and restructuring expenses. Operating expenses for sales and marketing, product development, general and administrative, and amortization of intangible assets as percentages of revenues were 22% in 2013, compared with 24% and 2012.

Operating Expenses - 2012 vs. 2011
In 2012, Water operating expenses were $125.6 million, compared with $471.7 million in 2011 including the favorable impact of foreign exchange rates of $7.6 million. Operating expenses in 2011 included a goodwill impairment charge of $330.1 million and $15.9 million in higher restructuring costs. Sales and marketing expenses in 2012 were $6.2 million higher than in 2011 due to investments in preparation for opportunities in developing markets. Product development expenses in 2012 were $4.5 million higher than in 2011 as the result of development of new and enhanced products to meet the demands of various markets. Operating expenses for sales and marketing, product development, general and administrative, and amortization of intangible assets as percentages of revenues were 24% in 2012 and 2011.

Corporate unallocated:

Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses increased 7% to $46.4 million in 2013, compared with 2012, primarily due to $2.7 million in increased restructuring expenses in 2013, as well as $3.8 million in sales and marketing costs, which are no longer allocated to the operating segments. These increases were partially offset by a decline in general and administrative expenses, including $3.0 million in acquisition-related expenses incurred in 2012 that did not recur in 2013.

Corporate unallocated expenses increased 2% to $43.5 million in 2012, compared with 2011, primarily due to acquisition related expenses for the SmartSynch acquisition, for management training and development costs in connection with the implementation of a new organizational structure, and for preliminary planning costs, prior to application development, for our global enterprise resource planning (ERP) software initiative. These increases were partially offset by lower corporate IT related and marketing spending.

Operating Expenses

The following table details our total operating expenses in dollars and as a percentage of revenues:

	Year Ended December 31,
	2013	% of Revenues	2012	% of Revenues	2011	% of Revenues
	(in thousands)		(in thousands)		(in thousands)
Sales and marketing	$180,371	9%	$197,603	9%	$185,105	8%
Product development	176,019	9%	178,653	8%	161,305	7%
General and administrative	142,559	7%	138,290	6%	142,908	6%
Amortization of intangible assets	42,019	2%	47,810	2%	63,394	3%
Restructuring expense	35,497	2%	1,665	—%	68,082	3%
Goodwill impairment	173,249	9%	—	—%	584,847	24%
Total operating expenses	$749,714	38%	$564,021	26%	$1,205,641	50%

2013 vs. 2012
Operating expenses increased $185.7 million in 2013, compared with 2012. The 2013 operating expenses included $173.2 million in goodwill impairment charges associated with the Electricity reporting unit, as well as $35.5 million in restructuring expenses, which represented the majority of total expected expenses under our 2013 Projects initiated in the third quarter of 2013. Operating expenses for sales and marketing, product development, general and administrative, and amortization of intangible assets represented 28% of revenues in 2013, compared with 26% in 2012. Sales and marketing and product development expenses decreased in 2013 compared with 2012, primarily due to our restructuring activities under the 2011 Projects that were completed in June 2013. In addition, scheduled decreases in intangible asset amortization resulted in $5.8 million in lower operating expenses. These decreases were partially offset by an increase in general and administrative expenses of $4.3 million, primarily as a result of higher litigation expense.

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

Other Income (Expense)

The following table shows the components of other income (expense):

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Interest income	$1,620	$952	$862
Interest expense	(9,030)	(8,518)	(31,079)
Amortization of prepaid debt fees	(1,656)	(1,597)	(5,715)
Other income (expense), net	(4,007)	(5,744)	(6,651)
Total other income (expense)	$(13,073)	$(14,907)	$(42,583)

Interest income: Interest income is generated from our cash and cash equivalents. Interest rates have continued to remain low. Interest income for the year ended December 31, 2013 included interest recognized on certain deposits with governmental entities related to tax contingencies.

Interest expense: Interest expense increased slightly from 2012 due to the impact of interest rate swaps which became effective during the third quarter of 2013 and a higher interest rate margin on the credit facility, partially offset by a lower principal balance of debt outstanding. The 2012 interest expense declined significantly due to the lower principal balance as well as lower interest rates beginning in August 2011. Total debt was $378.8 million, $417.5 million, and $452.5 million at December 31, 2013, 2012, and 2011, respectively. In August 2011, we refinanced our credit facility. The interest rate on our 2011 credit facility was 1.67% at December 31, 2013 and 1.47% at December 31, 2012. The weighted average interest rate on the borrowings under our 2007 credit facility at the time of refinancing (August 2011) was 4.75% (including the effect of an interest rate swap).

Amortization of prepaid debt fees: Amortization of prepaid debt fees in 2013 was consistent with the 2012 level, following the refinancing of the 2007 credit facility in 2011, which resulted in a $2.4 million write-off of prepaid debt fees. We incurred lower prepaid debt fees with the 2011 credit facility. Amortization of prepaid debt fees fluctuates each year dependent upon the timing of deb payments. When debt is repaid prior to the contractual due date, the related portion of unamortized prepaid debt fees is written-off. Refer to Item 8: “Financial Statements and Supplementary Data, Note 6: Debt” in this Annual Report on Form 10-K for additional details related to our long-term borrowings.

Other income (expense), net: Other expenses, net, consist primarily of unrealized and realized foreign currency gains and losses due to balances denominated in a currency other than the reporting entity's functional currency. Foreign currency losses, net of hedging, were $3.3 million in 2013, compared with net foreign currency losses of $3.8 million in 2012 and $4.7 million in 2011.
Financial Condition

Cash Flow Information:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Operating activities	$105,421	$205,090	$252,358
Investing activities	(56,771)	(125,445)	(78,741)
Financing activities	(57,438)	(77,528)	(209,453)
Effect of exchange rates on cash and cash equivalents	(2,818)	1,208	(555)
Increase (decrease) in cash and cash equivalents	$(11,606)	$3,325	$(36,391)

Cash and cash equivalents at December 31, 2013 were $124.8 million, compared with $136.4 million at December 31, 2012. The decrease in cash and cash equivalents was primarily the result of lower net income, partially offset by decreases in business acquisitions and repurchases of common stock in 2013, compared with 2012. Cash and cash equivalents at December 31, 2012 were comparable to the prior year due to several offsetting factors, including lower net repayments on debt in 2012, compared with 2011, partially offset by increases in business acquisitions and repurchases of common stock and a decrease in cash provided by operating activities in 2012.

Operating activities
Net cash provided by operating activities in 2013 was $99.7 million lower than in 2012. This decline was primarily due to the decrease in net income of $81.6 million, exclusive of the impact of the goodwill impairment charge, and an increase in deferred taxes of $21.0 million.

Net cash provided by operating activities in 2012 was $47.3 million lower, compared with 2011. This decline was primarily due to: (1) a decline in operating income, exclusive of non-cash items, such as goodwill impairment, depreciation and amortization, and non-cash restructuring expense, and (2) the net increase in working capital balances of $23.9 million in 2012, compared with a net decrease in working capital balances of $4.7 million in 2011.

Investing activities
Net cash used in investing activities in 2013 was $68.7 million lower than in 2012. This decrease in investing activities during 2013 was the result of a reduction of $78.2 million in business acquisition payments. In 2013, business acquisition-related payments consisted of contingent payments related to the 2011 Asais acquisition. Business acquisition-related payments in 2012 included payments for the acquisition of SmartSynch. The decrease was partially offset by an increase in acquisitions of property, plant, and equipment of $9.5 million in 2013.

Net cash used in investing activities in 2012 was $46.7 million higher, compared with 2011. The increase in investing activities during 2012 was the result of business acquisitions of $79.0 million, primarily related to the SmartSynch acquisition, as compared with business acquisitions of $20.1 million in 2011. The increase in cash used in business acquisitions in 2012 was partially offset by a decrease in acquisitions of property, plant, and equipment to $50.5 million in 2012, compared with $60.1 million in 2011.

Financing activities
Net cash used in financing activities in 2013 was $20.1 million lower than in 2012, primarily as a result of a decrease of $20.5 million in repurchases of common stock in 2013.

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

Effect of exchange rates on cash and cash equivalents
Changes in exchange rates on the cash balances of currencies held in foreign denominations resulted in a decrease of $2.8 million, an increase of $1.2 million, and a decrease of $555,000 in 2013, 2012, and 2011, respectively. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro.

Off-balance sheet arrangements:

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at December 31, 2013 and December 31, 2012 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Disclosures about contractual obligations and commitments:

The following table summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2013, as well as an estimate of the timing in which these obligations are expected to be satisfied.

	Total	Less than 1 year	1-3 years	3-5 years	Beyond 5 years
	(in thousands)
Credit Facilities(1)
USD denominated term loan	$271,424	$30,669	$240,755	$—	$—
Multicurrency revolving line of credit	126,853	2,125	124,728	—	—
Operating lease obligations(2)	52,691	11,710	18,259	15,567	7,155
Purchase and service commitments(3)	205,377	203,505	1,840	32	—
Other long-term liabilities reflected on the balance sheet under generally accepted accounting principles(4)	91,999	—	44,314	16,361	31,324
Total	$748,344	$248,009	$429,896	$31,960	$38,479

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

(3)
We enter into standard purchase orders in the ordinary course of business that typically obligate us to purchase materials and other items. Purchase orders can vary in terms, which include open-ended agreements that provide for estimated quantities over an extended shipment period, typically up to one year at an established unit cost. Our long-term executory purchase agreements that contain termination clauses have been classified as less than one year, as the commitments are the estimated amounts we would be required to pay at December 31, 2013 if the commitments were canceled.

(4)
Other long-term liabilities consist of warranty obligations, estimated pension benefit payments, and other obligations. Estimated pension benefit payments include amounts from 2015-2023. Long-term unrecognized tax benefits totaling $23.6 million (net of pre-payments), which include accrued interest and penalties, are not included in the above contractual obligations and commitments table as we cannot reliably estimate the period of cash settlement with the respective taxing authorities. Additionally, because the amount and timing of the future cash outflows are uncertain, deferred revenue totaling $32.7 million, which includes deferred revenue related to extended warranty guarantees, is not included in the table. For further information on defined benefit pension plans, income taxes, and warranty obligations and deferred revenue for extended warranties, see Item 8: "Financial Statements and Supplementary Data," Notes 8, 11, and 12, respectively, included in this Annual Report on Form 10-K.

Liquidity and Capital Resources:

Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital, which represents current assets less current liabilities, was $344.4 million at December 31, 2013, compared with $353.6 million at December 31, 2012.

Borrowings
Our credit facility consists of a $300 million U.S. dollar term loan and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $660 million. At December 31, 2013, $120 million was outstanding under the revolver, and $49.5 million was utilized by outstanding standby letters of credit, resulting in $490.5 million available for additional borrowings.

For further description of the term loan and the revolver under our credit facility, refer to Item 8: “Financial Statements and Supplementary Data, Note 6: Debt” included in this Annual Report on Form 10-K.

For a description of our letters of credit and performance bonds, and the amounts available for additional borrowings or letters of credit under our lines of credit, including the revolver that is part of our credit facility, refer to Item 8: “Financial Statements and Supplementary Data, Note 12: Commitments and Contingencies” included in this Annual Report on Form 10-K.

Share Repurchases
On March 8, 2013, our Board of Directors authorized a repurchase program of up to $50 million in shares of our common stock through March 7, 2014. Repurchases are made in the open market or in privately negotiated transactions and in accordance with applicable securities laws. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. From March 8, 2013 through December 31, 2013, we repurchased approximately 645,000 shares of our common stock, totaling $27.0 million, leaving $23.0 million remaining under the repurchase program. Refer to Item 5: "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" and Item 8: "Financial Statements and Supplementary Data, Note 2: Earnings (Loss) Per Share and Capital Structure" for additional information related to our current share repurchase program.

On February 7, 2014, Itron's Board of Directors authorized a new repurchase program of up to $50 million of our common stock over a 12-month period, which will take effect following the expiration of the current stock repurchase program on March 7, 2014.

Restructuring
During the third quarter of 2013, we announced the approval of projects to restructure our operations to improve profitability and increase efficiencies. We began implementing these projects in the third quarter of 2013, and we expect to substantially complete these projects by December 31, 2014.

Total expected costs were approximately $31.3 million as of December 31, 2013. This is an increase of approximately $2.2 million from the total expected costs at September 30, 2013. This increase was the result of asset impairments recognized at a manufacturing site to be closed and a small increase in the total headcount reduction.

A substantial portion of the total expected restructuring charges was recognized in the second half of 2013, and $36.3 million was accrued at December 31, 2013, of which $30.3 million is expected to be paid over the next 12 months. We have begun to realize benefits from our restructuring projects during 2013, and we expect full realization of the cost savings by the end of 2014 and into 2015. Certain projects are subject to a variety of labor and employment laws, rules, and regulations that could result in a delay in implementing projects at some locations. Real estate market conditions may impact the timing of our ability to sell some of the manufacturing facilities we have designated for closure and disposal. This may delay the completion of the restructuring projects beyond December 31, 2014. For further details regarding our restructuring activities, refer to Item 8: "Financial Statements and Supplementary Data, Note 13: Restructuring" included in this Annual Report on Form 10-K.

Income Tax
Our tax provision (benefit) as a percentage of income (loss) before tax typically differs from the U.S. federal statutory rate of 35%. Changes in our actual tax rate are subject to several factors, including fluctuations in operating results, new or revised tax legislation and accounting pronouncements, changes in the level of business in domestic and foreign jurisdictions, tax credits (including research and development and foreign tax), state income taxes, adjustments to valuation allowances, and interest expense and penalties related to uncertain tax positions, among other items. Changes in tax laws, valuation allowances, and unanticipated tax liabilities could significantly impact our tax rate.

Our tax benefit as a percentage of loss before tax was 2.5% for 2013. Our actual tax rate differed from the 35% U.S. federal statutory tax rate primarily due to the following items which decreased the tax benefit: (1) nondeductible portion of the goodwill impairment; (2) increase in valuation allowance related to deferred tax assets in France for which we do not anticipate future realization; and (3) disallowed deductions due to a change in foreign legislation. The following items increased our tax benefit: (1) recognition of research and experimentation credits for 2012 and 2013 due to the signing of The American Relief Act of 2012 on January 2, 2013; (2) earnings of our subsidiaries outside of the U.S. in jurisdictions where our statutory tax rate is lower than in the U.S.; (3) the benefit of certain interest expense deductions; and (4) benefits of certain acquisition related elections for tax purposes.

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

Our deferred tax assets consist primarily of tax losses and temporary differences related to depreciation, amortization and accrued expenses. Since 2007 one of our Luxembourg entities has incurred losses that we believed would not be utilized and accordingly, the associated deferred tax asset was not recorded. During the fourth quarter of 2013 we have included the losses of the Luxembourg entity on its financial statements as a result of new information supporting the assertion of the ability to generate income in Luxembourg in future periods. At December 31, 2013 the Luxembourg net operating loss carryforward was $408.1 million. A full valuation allowance is recorded for this asset due to a history of losses. We will continue to evaluate the need for a valuation allowance against this tax asset and will adjust the valuation allowance as deemed appropriate which, when adjusted, will result in an impact to the effective tax rate.

Our deferred tax assets at December 31, 2013 do not include the tax effect on $55.2 million of excess tax benefits from employee stock plan exercises. Common stock will be increased by $20.5 million when such excess tax benefits reduce cash taxes payable.

Our cash income tax payments (refunds) for 2013, 2012, and 2011 were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
U.S. federal taxes paid (refunded)	$(13)	$15,500	$5,900
State income taxes paid (refunded)	(18)	2,831	2,450
Foreign and local income taxes paid	18,690	22,468	19,779
Total income taxes paid	$18,659	$40,799	$28,129

Based on current projections, we expect to pay, net of refunds, approximately $300,000 in state taxes and $19.9 million in foreign and local income taxes in 2014. Currently, we do not expect to pay any U.S. federal taxes in 2014.

As of December 31, 2013, there was $40.3 million of cash and short-term investments held by certain foreign subsidiaries that could be repatriated to fund U.S. operations, and additional tax costs may be required. We do not provide U.S. deferred taxes related to the cash in these foreign subsidiaries because our investment is considered permanent in duration. Tax is one of many factors that we consider in the management of global cash. Included in the determination of the tax costs in repatriating foreign cash into the United States are the amount of earnings and profits in a particular jurisdiction, withholding taxes that would be imposed, and available foreign tax credits. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

The American Taxpayer Relief Act of 2012 (the "Act") was signed into law on January 2, 2013 and extended several business tax provisions including: (1) the active financing income and controlled foreign corporation look-through exceptions to certain foreign income; and (2) the research and experimentation credit. The tax effects of the Act were recognized in the first quarter of 2013.
We currently expect our 2014 annual effective tax rate to be higher than 2013 due to: (1) the expiration of the research and experimentation credit and the controlled foreign corporation look-through exception to certain foreign income; (2) the impact of valuation allowances in foreign jurisdictions; and (3) the impacts of foreign legislation.

Other Liquidity Considerations
In several of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc., we consolidate them because we have a greater than 50% ownership interest or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. Approximately $17.1 million of our consolidated cash balance at December 31, 2013 resides in our joint venture entities. As a result, the minority shareholders of these entities control their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the U.S. from these entities.

For a description of our funded and unfunded non-U.S. defined benefit pension plans and our expected 2014 contributions, refer to Item 8: “Financial Statements and Supplementary Data, Note 8: Defined Benefit Pension Plans” included in this Annual Report on Form 10-K.

At December 31, 2013, we have accrued $15.3 million of bonus and profit sharing plans expense for the achievement of annual financial and nonfinancial targets, compared with $22.1 million at December 31, 2012. These awards will be paid in cash during the first quarter of 2014.

General Liquidity Overview
We expect to grow through a combination of internal new product development, licensing technology from and to others, distribution agreements, partnering arrangements, and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings, and the sale of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the next 12 months and into the foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the electricity, gas, and water industries, competitive pressures, changes in estimated liabilities for product warranties and/or litigation, future business combinations, capital market fluctuations, international risks, and other factors described under Item 1A: "Risk Factors,” as well as Item 7A: "Quantitative and Qualitative Disclosures About Market Risk," both included in this Annual Report on Form 10-K.
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
Under contract accounting, if we estimate that the completion of a contract component (unit of accounting) will result in a loss, the loss is recognized in the period in which it is estimated. We reevaluate the estimated loss through the completion of the contract component, and adjust the estimated loss for changes in facts and circumstances.

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

Asset impairments are determined at the asset group level. An impairment may be recorded for assets that are to be abandoned, are to be sold for less than net book value, or are held for sale in which the estimated proceeds are less than the net book value less costs to sell. We may also recognize impairment on an asset group, which is held and used, when the carrying value is not recoverable and exceeds the asset group's fair value. If an asset group is considered a business, a portion of our goodwill balance is allocated to it based on relative fair value.

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

Income Taxes
We estimate income tax expense in each of the taxing jurisdictions in which we operate. Changes in our actual tax rate are subject to several factors, including fluctuations in operating results, new or revised tax legislation and accounting pronouncements, changes in the level of business in domestic and foreign jurisdictions, tax credits (including research and development and foreign tax), state income taxes, adjustments to valuation allowances, and interest expense and penalties related to uncertain tax positions, among other items. Changes in tax laws, valuation allowances, and unanticipated tax liabilities could significantly impact our tax rate.

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

We are subject to audits in multiple taxing jurisdictions in which we operate. These audits may involve complex issues, which may require an extended period of time to resolve. We believe we have recorded adequate income tax provisions and reserves for uncertain tax positions.

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

Goodwill is assigned to our reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics, including the forecasted discounted cash flows associated with each reporting unit. Prior to 2012, we had four reporting units: Itron North America (INA), Itron International (INL) Electricity, INL Gas, and INL Water. Effective January 1, 2012, our three reporting units are Electricity, Gas, and Water. The reporting units are aligned with our reporting segments, effective in the fourth quarter of 2013.

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

Based on our qualitative analysis as of October 1, 2013, we determined that it was more likely than not that the fair value of the Gas and Water reporting units exceeded their respective carrying values. As a result, it was not necessary to complete the two-step impairment test for those reporting units. However, during the fourth quarter of 2013 in conjunction with our annual goodwill impairment test, we recognized a goodwill impairment of $173.2 million in our Electricity reporting unit as the result of delays in global smart grid projects and lower volumes and pricing pressures in certain regions in Europe and Asia/Pacific. The revised forecast for the Electricity business drove a decrease in the fair value of the reporting unit. The goodwill impairment did not impact the debt covenant compliance under our existing credit facility

The goodwill balance in the Electricity reporting unit before and after the goodwill impairment was as follows:

Reporting Unit	Before Impairment	Impairment	After Impairment
	(in thousands)
Electricity	$231,894	$173,249	$58,645

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

Defined Benefit Pension Plans
We sponsor both funded and unfunded defined benefit pension plans for our international employees, primarily in Germany, France, Italy, Indonesia, Brazil, and Spain. We recognize a liability for the projected benefit obligation in excess of plan assets or an asset for plan assets in excess of the projected benefit obligation. We also recognize the funded status of our defined benefit pension plans on our Consolidated Balance Sheets and recognize as a component of other comprehensive income (loss) (OCI), net of tax, the actuarial gains or losses and prior service costs or credits, if any, that arise during the period but are not recognized as components of net periodic benefit cost.

Several economic assumptions and actuarial data are used in calculating the expense and obligations related to these plans. The assumptions are updated annually at December 31 and include the discount rate, the expected remaining service life, the expected rate of return on plan assets, and the rate of future compensation increase. The discount rate is a significant assumption used to value our pension benefit obligation. We determine a discount rate for our plans based on the estimated duration of each plan’s liabilities. For our euro denominated defined benefit pension plans, which represent 95% of our benefit obligation, we use three discount rates, with consideration of the duration of the plans, using a hypothetical yield curve developed from euro-denominated AA-rated corporate bond issues, partially weighted for market value, with minimum amounts outstanding of €250 million for bonds with less than 10 years to maturity and €50 million for bonds with 10 or more years to maturity, and excluding the highest and lowest yielding 10% of bonds within each maturity group. The discount rates used, depending on the duration of the plans, were 2.75%, 3.25% and 3.50%, respectively. The weighted average discount rate used to measure the projected benefit obligation for all of the plans at December 31, 2013 was 3.76%. A change of 25 basis points in the discount rate would change our pension benefit obligation by approximately $3.5 million. The financial and actuarial assumptions used at December 31, 2013 may differ materially from actual results due to changing market and economic conditions and other factors. These differences could result in a significant change in the amount of pension expense recorded in future periods. Gains and losses resulting from changes in actuarial assumptions, including the discount rate, are recognized in OCI in the period in which they occur.

Our general funding policy for these qualified pension plans is to contribute amounts at least sufficient to satisfy funding standards of the respective countries for each plan. Refer to Item 8: “Financial Statements and Supplementary Data, Note 8: Defined Benefit Pension Plans” included in this Annual Report on Form 10-K for our expected contributions for 2014.

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

Stock-Based Compensation
We measure and recognize compensation expense for all stock-based awards made to employees and directors, including awards of stock options, stock sold pursuant to our Employee Stock Purchase Plan (ESPP), and the issuance of restricted stock units and unrestricted stock awards, based on estimated fair values. The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate, and expected term. The fair value of restricted stock units with a market condition is estimated at the date of award using a Monte Carlo simulation model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate and the expected term. In valuing our stock options and restricted stock units with a market condition, significant judgment is required in determining the expected volatility of our common stock and the expected term that individuals will hold their stock options prior to exercising. Expected volatility for stock options is based on the historical and implied volatility of our own common stock while the volatility for our restricted stock units with a market condition is based on the historical volatility of our own stock and the stock for companies comprising the market index within the market condition. The expected term of stock option grants is derived from the historical actual term of option grants and an estimate of future exercises during the remaining contractual period of the option. While volatility and estimated life are assumptions that do not bear the risk of change subsequent to the grant date of stock options, these assumptions may be difficult to measure as they represent future expectations based on historical experience. Further, our expected volatility and expected life may change in the future, which could substantially change the grant-date fair value of future awards of stock options and ultimately the expense we record. For ESPP awards, the fair value is the difference between the market close price of our common stock on the date of purchase and the discounted purchase price. For restricted stock units without a market condition and unrestricted stock awards, the fair value is the market close price of our common stock on the date of grant. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience. Actual results and future estimates may differ substantially from our current estimates. We expense stock-based compensation at the date of grant for unrestricted stock awards. For awards with only a service condition, we expense stock-based compensation, adjusted for estimated forfeitures, using the straight-line method over the requisite service period for the entire award. For awards with both performance and service conditions, we expense the stock-based compensation, adjusted for estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award. Excess tax benefits are credited to common stock when the deduction reduces cash taxes payable. When we have tax deductions in excess of the compensation cost, they are classified as financing cash inflows in the Consolidated Statements of Cash Flows.

Effective October 1, 2013, we changed the terms of the ESPP to reduce the discount to 5% from the fair market value of the stock at the end of each fiscal quarter. As a result of this change, the ESPP is no longer considered compensatory, and no compensation expense is recognized for sales of our common stock to employees.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and estimated cash interest payments over the remaining lives of our debt at December 31, 2013. Weighted average variable rates in the table are based on implied forward rates in the Reuters U.S. dollar yield curve as of December 31, 2013 and our estimated leverage ratio, which determines our additional interest rate margin at December 31, 2013.

	2014	2015	2016	2017	2018	Total	Fair Value
	(in thousands)
Variable Rate Debt
Principal: U.S. dollar term loan	$26,250	$30,000	$202,500	$—	$—	$258,750	$258,011
Average interest rate	1.73%	2.06%	2.86%	—%	—%

Principal: Multicurrency revolving line of credit	$—	$—	$120,000	$—	$—	$120,000	$119,609
Average interest rate	1.73%	2.06%	2.86%	—%	—%

Interest rate swap on LIBOR based debt
Average interest rate (pay)	1.00%	1.00%	1.00%	—%	—%
Average interest rate (receive)	0.23%	0.56%	1.36%	—%	—%
Net/spread	(0.77)%	(0.44)%	0.36%	—%	—%

Based on a sensitivity analysis as of December 31, 2013, we estimate that, if market interest rates average one percentage point higher in 2013 than in the table above, our financial results in 2013 would not be materially impacted.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. As a result, over half of our revenues and operating expenses are denominated in foreign currencies, which expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in functional currencies other than the U.S. dollar was 59% of total revenues for the year ended December 31, 2013, compared with 59% and 58% for the years ended December 31, 2012 and 2011, respectively.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, foreign currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 528 contracts were entered into during the year ended December 31, 2013), not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. The notional amounts of the contracts ranged from $251,000 to $12.0 million, offsetting our exposures from the euro, British pound, Canadian dollar, Australian dollar, Brazilian real, and various other currencies.
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

Philip C. Mezey	Steven M. Helmbrecht
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Itron, Inc.
We have audited the accompanying consolidated balance sheets of Itron, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Itron, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Itron, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 25, 2014 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Seattle, Washington
February 25, 2014

ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
Revenues	$1,948,728	$2,178,178	$2,434,124
Cost of revenues	1,334,195	1,463,031	1,687,666
Gross profit	614,533	715,147	746,458

Operating expenses
Sales and marketing	180,371	197,603	185,105
Product development	176,019	178,653	161,305
General and administrative	142,559	138,290	142,908
Amortization of intangible assets	42,019	47,810	63,394
Restructuring expense	35,497	1,665	68,082
Goodwill impairment	173,249	—	584,847
Total operating expenses	749,714	564,021	1,205,641

Operating income (loss)	(135,181)	151,126	(459,183)
Other income (expense)
Interest income	1,620	952	862
Interest expense	(10,686)	(10,115)	(36,794)
Other income (expense), net	(4,007)	(5,744)	(6,651)
Total other income (expense)	(13,073)	(14,907)	(42,583)

Income (loss) before income taxes	(148,254)	136,219	(501,766)
Income tax benefit (provision)	3,664	(25,995)	(4,430)
Net income (loss)	(144,590)	110,224	(506,196)
Net income attributable to noncontrolling interests	2,219	1,949	3,961
Net income (loss) attributable to Itron, Inc.	$(146,809)	$108,275	$(510,157)

Earnings (loss) per common share - Basic	$(3.74)	$2.73	$(12.56)
Earnings (loss) per common share - Diluted	$(3.74)	$2.71	$(12.56)

Weighted average common shares outstanding - Basic	39,281	39,625	40,612
Weighted average common shares outstanding - Diluted	39,281	39,934	40,612
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net income (loss)	$(144,590)	$110,224	$(506,196)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,077	21,382	1,054
Unrealized gains (losses) on hedging instruments:
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	2	(1,689)	1,909
Net unrealized gain (loss) on nonderivative hedging instruments	—	—	(8,866)
Net hedging loss (gain) reclassified into net income (loss)	431	—	2,611
Pension plan benefit liability adjustment	5,117	(16,940)	852
Total other comprehensive income (loss), net of tax	12,627	2,753	(2,440)

Total comprehensive income (loss), net of tax	(131,963)	112,977	(508,636)

Comprehensive income (loss) attributable to noncontrolling interest, net of tax:
Net income attributable to noncontrolling interests	2,219	1,949	3,961
Foreign currency translation adjustments	(35)	(23)	(254)
Amounts attributable to noncontrolling interests	2,184	1,926	3,707

Comprehensive income (loss) attributable to Itron, Inc.	$(134,147)	$111,051	$(512,343)
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$124,805	$136,411
Accounts receivable, net	356,709	375,326
Inventories	177,467	170,719
Deferred tax assets current, net	37,110	33,536
Other current assets	103,275	104,958
Total current assets	799,366	820,950

Property, plant, and equipment, net	246,820	255,212
Deferred tax assets noncurrent, net	58,880	44,584
Other long-term assets	33,027	28,908
Intangible assets, net	195,840	238,771
Goodwill	548,578	701,016
Total assets	$1,882,511	$2,089,441

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$199,769	$227,739
Other current liabilities	70,768	49,950
Wages and benefits payable	89,314	91,802
Taxes payable	10,700	9,305
Current portion of debt	26,250	18,750
Current portion of warranty	21,048	27,115
Unearned revenue	37,163	42,712
Total current liabilities	455,012	467,373

Long-term debt	352,500	398,750
Long-term warranty	24,098	26,490
Pension plan benefit liability	88,687	90,533
Deferred tax liabilities noncurrent, net	7,326	16,682
Other long-term obligations	81,917	80,100
Total liabilities	1,009,540	1,079,928

Commitments and contingencies (Note 12)

Equity
Preferred stock, no par value, 10 million shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75 million shares authorized, 39,149 and 39,277 shares issued and outstanding	1,290,629	1,294,213
Accumulated other comprehensive loss, net	(21,722)	(34,384)
Accumulated deficit	(413,671)	(266,862)
Total Itron, Inc. shareholders' equity	855,236	992,967
Noncontrolling interests	17,735	16,546
Total equity	872,971	1,009,513
Total liabilities and equity	$1,882,511	$2,089,441
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at January 1, 2011	40,431	$1,328,249	$(34,974)	$135,020	$1,428,295	$10,913	$1,439,208
Net income (loss)				(510,157)	(510,157)	3,961	(506,196)
Other comprehensive income (loss), net of tax			(2,186)		(2,186)	(254)	(2,440)
Stock issues:
Options exercised	42	832			832		832
Restricted stock awards released	271	—			—		—
Issuance of stock-based compensation awards	12	469			469		469
Employee stock purchase plan	99	3,793			3,793		3,793
Stock-based compensation expense		15,942			15,942		15,942
Employee stock plans income tax deficiencies		(635)			(635)		(635)
Repurchase of common stock	(823)	(29,428)			(29,428)		(29,428)
Balances at December 31, 2011	40,032	$1,319,222	$(37,160)	$(375,137)	$906,925	$14,620	$921,545

Net income				108,275	108,275	1,949	110,224
Other comprehensive income (loss), net of tax			2,776		2,776	(23)	2,753
Stock issues and repurchases:
Options exercised	54	1,188			1,188		1,188
Restricted stock awards released	275	—			—		—
Issuance of stock-based compensation awards	17	769			769		769
Employee stock purchase plan	101	3,593			3,593		3,593
Stock-based compensation expense		18,743			18,743		18,743
Employee stock plans income tax deficiencies		(1,861)			(1,861)		(1,861)
Repurchase of common stock	(1,202)	(47,441)			(47,441)		(47,441)
Balances at December 31, 2012	39,277	$1,294,213	$(34,384)	$(266,862)	$992,967	$16,546	$1,009,513

Net income (loss)				(146,809)	(146,809)	2,219	(144,590)
Other comprehensive income (loss), net of tax			12,662		12,662	(35)	12,627
Distributions to noncontrolling interests						(995)	(995)
Stock issues and repurchases:
Options exercised	74	1,771			1,771		1,771
Restricted stock awards released	331	—			—		—
Issuance of stock-based compensation awards	18	811			811		811
Employee stock purchase plan	94	3,528			3,528		3,528
Stock-based compensation expense		18,039			18,039		18,039
Employee stock plans income tax deficiencies		(756)			(756)		(756)
Repurchase of common stock	(645)	(26,977)			(26,977)		(26,977)
Balances at December 31, 2013	39,149	$1,290,629	$(21,722)	$(413,671)	$855,236	$17,735	$872,971
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Operating activities
Net income (loss)	$(144,590)	$110,224	$(506,196)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	98,845	109,471	129,466
Stock-based compensation	18,850	19,512	16,411
Amortization of prepaid debt fees	1,657	1,597	5,715
Amortization of convertible debt discount	—	—	5,336
Deferred taxes, net	(26,757)	(6,775)	(12,985)
Goodwill impairment	173,249	—	584,847
Restructuring expense (recovery), non-cash	1,259	(4,839)	25,144
Other adjustments, net	551	(189)	(44)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	13,652	36,300	(22,770)
Inventories	(10,861)	28,253	6,389
Other current assets	(4,143)	(20,052)	(3,859)
Other long-term assets	1,093	10,578	(17,401)
Accounts payables, other current liabilities, and taxes payable	(7,702)	(47,367)	22,715
Wages and benefits payable	(1,995)	(8,967)	(19,813)
Unearned revenue	(3,274)	12,009	19,070
Warranty	(7,552)	(25,919)	29,616
Other operating, net	3,139	(8,746)	(9,283)
Net cash provided by operating activities	105,421	205,090	252,358

Investing activities
Acquisitions of property, plant, and equipment	(60,020)	(50,543)	(60,076)
Business acquisitions, net of cash equivalents acquired	(860)	(79,017)	(20,092)
Other investing, net	4,109	4,115	1,427
Net cash used in investing activities	(56,771)	(125,445)	(78,741)

Financing activities
Proceeds from borrowings	35,000	80,000	670,000
Payments on debt	(73,750)	(115,002)	(848,054)
Issuance of common stock	5,299	4,781	4,625
Repurchase of common stock	(26,977)	(47,441)	(29,428)
Other financing, net	2,990	134	(6,596)
Net cash used in financing activities	(57,438)	(77,528)	(209,453)

Effect of foreign exchange rate changes on cash and cash equivalents	(2,818)	1,208	(555)
Increase (decrease) in cash and cash equivalents	(11,606)	3,325	(36,391)
Cash and cash equivalents at beginning of period	136,411	133,086	169,477
Cash and cash equivalents at end of period	$124,805	$136,411	$133,086

Non-cash transactions:
Property, plant, and equipment purchased but not yet paid	$828	$8,843	$6,739

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$18,659	$40,799	$28,128
Interest, net of amounts capitalized	9,026	8,536	28,047
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

In this Annual Report, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.
Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977. We provide a portfolio of solutions to utilities for the electricity, gas, and water markets throughout the world.

Financial Statement Preparation
The consolidated financial statements presented in this Annual Report include the Consolidated Statements of Operations, Comprehensive Income (Loss), Equity, and Cash Flows for the years ended December 31, 2013, 2012, and 2011 and the Consolidated Balance Sheets as of December 31, 2013 and 2012 of Itron, Inc. and its subsidiaries.

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

In January 2011, we completed the acquisition of Asais S.A.S. and Asais Conseil S.A.S. (collectively Asais), an energy information management software and consulting services provider located in France. The acquisition consisted of cash and contingent consideration. Additional acquisitions were completed in 2011. This acquisition was immaterial to our financial position, results of operations, and cash flows. (See Business Combinations policy below.)

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

Goodwill and Intangible Assets
Goodwill and intangible assets may result from our acquisitions. We use estimates, including estimates of useful lives of intangible assets, the amount and timing of related future cash flows, and fair values of the related operations, in determining the value assigned to goodwill and intangible assets. Our finite-lived intangible assets are amortized over their estimated useful lives based on estimated discounted cash flows. IPR&D is considered an indefinite-lived intangible asset and is not subject to amortization until the associated projects are completed or terminated. Intangible assets are tested for impairment at the asset group level when events or changes in circumstances indicate the carrying value may not be recoverable. Indefinite-lived intangible assets are tested for impairment annually, when events or changes in circumstances indicate the asset may be impaired, or at the time when their useful lives are determined to no longer be indefinite.

Goodwill is assigned to our reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics, including the forecasted discounted cash flows associated with each reporting unit. Prior to 2012, we had four reporting units: Itron North America (INA), Itron International (INL) Electricity, INL Gas, and INL Water. Effective January 1, 2012, we changed to three reporting units, which are Electricity, Gas, and Water. Each reporting unit corresponds with its respective operating segment, effective in the fourth quarter of 2013.

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

Warranty
We offer standard warranties on our hardware products and large application software products. We accrue the estimated cost of new product warranties based on historical and projected product performance trends and costs during the warranty period. Testing of new products in the development stage helps identify and correct potential warranty issues prior to manufacturing. Quality control efforts during manufacturing reduce our exposure to warranty claims. When our quality control efforts fail to detect a fault in one of our products, we experience an increase in warranty claims. We track warranty claims to identify potential warranty trends. If an unusual trend is noted, an additional warranty accrual would be recorded if a failure event is probable and the cost can be reasonably estimated. When new products are introduced, our process relies on historical averages of similar products until sufficient data are available. As actual experience becomes available, it is used to modify the original estimate to ensure the expected warranty costs are within a range of likely outcomes. Management regularly evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. The warranty allowances may fluctuate due to higher than anticipated material, labor, and other costs we may incur to repair or replace projected product failures, and we may incur additional warranty and related expenses in the future with respect to new or established products, which could adversely affect our financial position and results of operations. The long-term warranty balance includes estimated warranty claims beyond one year. Warranty expense is classified within cost of revenues.

Restructuring and Asset Impairments
We record a liability for costs associated with an exit or disposal activity at its fair value in the period in which the liability is incurred. Employee termination benefits considered postemployment benefits are accrued when the obligation is probable and estimable, such as benefits stipulated by human resource policies and practices or statutory requirements. One-time termination benefits are expensed at the date the employee is notified. If the employee must provide future service greater than 60 days, such benefits are expensed ratably over the future service period. For contract termination costs, we record a liability upon the latter of when we terminate a contract in accordance with the contract terms or when we cease using the rights conveyed by the contract.

Asset impairments are determined at the asset group level. An impairment may be recorded for assets that are to be abandoned, are to be sold for less than net book value, or are held for sale in which the estimated proceeds less costs to sell are less than the net book value. We may also recognize impairment on an asset group, which is held and used, when the carrying value is not recoverable and exceeds the asset group's fair value. If an asset group is considered a business, a portion of our goodwill balance is allocated to it based on relative fair value.

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

Share Repurchase Plan
From time to time, we may repurchase shares of Itron common stock under programs authorized by our Board of Directors. Share repurchases are made in the open market or in privately negotiated transactions and in accordance with applicable securities laws. Under applicable Washington State law, shares repurchased are retired and not displayed separately as treasury stock on the financial statements; the value of the repurchased shares is deducted from common stock.

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
Generally, network software revenue is recognized when shipped if all other revenue recognition criteria are met and services are not essential to the functionality of the software. If implementation services are essential to the functionality of the network software, software and implementation revenues are recognized using the percentage-of-completion methodology of contract accounting when project costs are reliably estimated.
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

Under contract accounting, if we estimate that the completion of a contract component (unit of accounting) will result in a loss, the loss is recognized in the period in which it is estimated. We reevaluate the estimated loss through the completion of the contract component, and adjust the estimated loss for changes in facts and circumstances.

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

Unearned revenue is recorded when a customer pays for products or services, but the criteria for revenue recognition have not been met as of the balance sheet date. Unearned revenues of $69.8 million and $74.9 million at December 31, 2013 and 2012 related primarily to professional services and software associated with our smart metering contracts, extended or noncustomary warranty, and prepaid post-contract support. Deferred costs are recorded for products or services for which ownership (typically defined as title and risk of loss) has transferred to the customer, but the criteria for revenue recognition have not been met as of the balance sheet date. Deferred costs were $23.5 million and $24.4 million at December 31, 2013 and 2012 and are recorded within other assets in the Consolidated Balance Sheets.

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

Effective October 1, 2013, we changed the terms of the ESPP to reduce the discount to 5% from the fair market value of the stock at the end of each fiscal quarter. As a result of this change, the ESPP is no longer considered compensatory, and no compensation expense is recognized for sales of our common stock to employees.

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

New Accounting Pronouncements
The Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013.11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists on July 18, 2013. The ASU requires that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the law. We adopted this amendment as of January 1, 2014. The result of adoption will be to reclassify certain long-term liabilities to long-term deferred tax assets, and the adoption will not result in a change to the tax provision. We do not believe that the impact on the balance sheet will be material.

Note 2:    Earnings (Loss) Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings (loss) per share (EPS):

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
Net income (loss) available to common shareholders	$(146,809)	$108,275	$(510,157)

Weighted average common shares outstanding - Basic	39,281	39,625	40,612
Dilutive effect of stock-based awards	—	309	—
Weighted average common shares outstanding - Diluted	39,281	39,934	40,612
Earnings (loss) per common share - Basic	$(3.74)	$2.73	$(12.56)
Earnings (loss) per common share - Diluted	$(3.74)	$2.71	$(12.56)

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award, and the amount of excess tax benefits, if any. As a result of our net losses for 2013 and 2011, there was no dilutive effect to the weighted average common shares outstanding for these years. Approximately 1.4 million, 1.1 million, and 1.3 million stock-based awards were excluded from the calculation of diluted EPS for the years ended December 31, 2013, 2012, and 2011, respectively, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at December 31, 2013, 2012, and 2011.

Stock Repurchase Plan
On March 8, 2013, the Board authorized a twelve-month repurchase program of up to $50 million in shares of our common stock. From March 8, 2013 through December 31, 2013, we have repurchased approximately 645,000 shares of our common stock, totaling $27.0 million, with $23.0 million remaining under the repurchase program. Repurchases are made in the open market or in privately negotiated transactions and in accordance with applicable securities laws.
Note 3:    Certain Balance Sheet Components

Accounts receivable, net	December 31, 2013	December 31, 2012
	(in thousands)
Trade receivables (net of allowance of $8,368 and $7,372)	$328,240	$329,352
Unbilled receivables	28,469	45,974
Total accounts receivable, net	$356,709	$375,326

At December 31, 2013 and 2012, $3.2 million and $20.0 million were recorded within trade receivables as billed but not yet paid by customers in accordance with contract retainage provisions. At December 31, 2013 and 2012, contract retainage amounts that were unbilled and classified as unbilled receivables were $4.3 million and $11.1 million. These contract retainage amounts within trade receivables and unbilled receivables are expected to be collected within the following 12 months.

At December 31, 2013, long-term unbilled receivables totaled $4.7 million. These long-term unbilled receivables are classified within other long-term assets, as collection is not anticipated within the following 12 months. We had no long-term billed contract retainage receivables at December 31, 2013, as we expect to collect all contract retainage receivables within the following 12 months. We had no long-term unbilled receivables or long-term billed contract retainage receivables at December 31, 2012.

Allowance for doubtful account activity	Year Ended December 31,
	2013	2012
	(in thousands)
Beginning balance	$7,372	$6,049
Provision of doubtful accounts, net	1,740	1,851
Accounts written-off	(636)	(595)
Effects of change in exchange rates	(108)	67
Ending balance	$8,368	$7,372

Inventories	December 31, 2013	December 31, 2012
	(in thousands)
Materials	$102,596	$92,038
Work in process	13,770	12,568
Finished goods	61,101	66,113
Total inventories	$177,467	$170,719

Our inventory levels may vary period to period as a result of our factory scheduling and the timing of contract fulfillments, which may include the buildup of finished goods for shipment.

Consigned inventory is held at third-party locations; however, we retain title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $6.4 million and $5.0 million at December 31, 2013 and 2012, respectively.

Property, plant, and equipment, net	December 31, 2013	December 31, 2012
	(in thousands)
Machinery and equipment	$309,525	$287,791
Computers and software	99,654	84,980
Buildings, furniture, and improvements	145,926	146,191
Land	24,005	25,318
Construction in progress, including purchased equipment	14,257	26,097
Total cost	593,367	570,377
Accumulated depreciation	(346,547)	(315,165)
Property, plant, and equipment, net	$246,820	$255,212

Depreciation expense	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Depreciation expense	$56,826	$61,661	$66,072

During 2013, we placed our ERP software assets in service and transferred them from construction in progress to computers and software.

Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, are as follows:

	December 31, 2013			December 31, 2012
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$428,890	$(356,017)	$72,873	$407,024	$(332,763)	$74,261
Customer contracts and relationships	291,185	(173,952)	117,233	292,252	(154,890)	137,362
Trademarks and trade names	73,117	(67,449)	5,668	72,770	(65,090)	7,680
Other	11,089	(11,023)	66	11,094	(11,026)	68
Total intangible assets subject to amortization	804,281	(608,441)	195,840	783,140	(563,769)	219,371
In-process research and development	—		—	19,400		19,400
Total intangible assets	$804,281	$(608,441)	$195,840	$802,540	$(563,769)	$238,771

A summary of the intangible asset account activity is as follows:

	Year Ended December 31,
	2013	2012
	(in thousands)
Beginning balance, intangible assets, gross	$802,540	$749,194
Intangible assets acquired	(1,500)	43,400
Assets no longer in use written-off	—	(100)
Effect of change in exchange rates	3,241	10,046
Ending balance, intangible assets, gross	$804,281	$802,540

Intangible assets acquired in 2012 were related to the SmartSynch acquisition on May 1, 2012, including IPR&D assets that consisted primarily of projects to upgrade the hardware components of cellular communication modules to be compatible with 3G cellular network standards. Upon completion of these projects in March 2013, we performed a qualitative assessment and determined that it was more than likely that the carrying amount of IPR&D was not impaired. Accordingly, the carrying amount of IPR&D was reclassified as core-developed technology and will be amortized, based on the SmartSynch acquisition discounted cash flow valuation model, over its expected useful life of seven years. For the year ended December 31, 2013, the adjustment of $1.5 million to intangible assets acquired is associated with the correction of an error for a long-term revenue contract from the SmartSynch acquisition. See Note 5 for further discussion of the correction of the error and its impact on goodwill.

During 2012, certain assets that had been fully amortized and were no longer in use were removed from our asset ledger.

Intangible assets of our international subsidiaries are recorded in their respective functional currencies; therefore, the carrying amounts of intangible assets increase or decrease, with a corresponding change in accumulated OCI, due to changes in foreign currency exchange rates.

Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Annual Amortization
(in thousands)
2014	$44,542
2015	35,740
2016	28,113
2017	20,908
2018	14,776
Beyond 2018	51,761
Total intangible assets subject to amortization	$195,840
Note 5:    Goodwill

The following table reflects goodwill allocated to each reporting segment at December 31, 2013 and 2012:

	Electricity	Gas	Water	Total Company
	(in thousands)
Goodwill balance at January 1, 2012
Goodwill before impairment	$436,576	$372,025	$413,156	$1,221,757
Accumulated impairment losses	(254,735)	—	(330,112)	(584,847)
Goodwill, net	181,841	372,025	83,044	636,910

Goodwill acquired	36,540	9,561	—	46,101
Other	2,269	1,725	773	4,767
Effect of change in exchange rates	5,559	432	7,247	13,238

Goodwill balance at December 31, 2012
Goodwill before impairment	475,711	383,743	414,394	1,273,848
Accumulated impairment losses	(249,502)	—	(323,330)	(572,832)
Goodwill, net	226,209	383,743	91,064	701,016

Goodwill impairment	(173,249)	—	—	(173,249)
Adjustments of previous acquisitions	3,958	—	—	3,958
Effect of change in exchange rates	3,314	11,135	2,404	16,853

Goodwill balance at December 31, 2013
Goodwill before impairment	493,610	394,878	429,783	1,318,271
Accumulated impairment losses	(433,378)	—	(336,315)	(769,693)
Goodwill, net	$60,232	$394,878	$93,468	$548,578

During our annual goodwill impairment test, performed as of October 1, 2013, we performed the first step of the goodwill impairment test, in which we determined that the carrying value of the Electricity reporting unit exceeded its fair value, primarily due to delays in global smart grid projects and lower volumes and pricing pressures in certain regions in Europe and Asia/Pacific. The revised forecast for the Electricity business drove a decrease in the fair value of the reporting unit. As a result, we performed the second step of the goodwill impairment test for the Electricity reporting unit, which indicated a goodwill impairment of $173.2 million was necessary. This charge was recorded during the fourth quarter of 2013. We also tested the Gas and Water reporting units, in conjunction with our annual goodwill impairment testing. We used the qualitative assessment methodology, as we determined it was more likely than not that the fair values of these two reporting units exceeded their respective carrying values. As a result, we did not need to perform the quantitative impairment test for the Gas and Water reporting units, and no goodwill impairments were recognized. Refer to Note 1 for a description of our reporting units and the methods used to determine the fair values of our reporting units and to determine the amount of any goodwill impairment.

During the second quarter of 2013, we finalized the purchase price allocation related to the SmartSynch acquisition, which was completed on May 1, 2012, and recorded certain adjustments that are reflected in Adjustments of previous acquisitions above. These adjustments primarily affected the fair value calculation of certain accrued liabilities associated with specific contracts. Among these adjustments is the correction of an error associated with a long-term revenue contract acquired from SmartSynch. In May 2013, we determined that certain manufacturing costs were not reflected in the model used to value this contract at acquisition. Once these costs were properly added to the total cost and profitability estimates, we determined the total contract would result in a loss of $2.4 million over the contract term. Therefore, we recognized a liability for this expected loss on the contract and made a corresponding adjustment to goodwill. Further, we had previously recognized a customer relationship intangible asset of $1.5 million associated with this contract, with amortization scheduled to begin in 2014 based on the contract's original projected cash flow. Since the contract is in an overall loss position, we determined that the intangible asset had no value. We reduced the value of this intangible asset to zero with a corresponding adjustment to goodwill. In accordance with relevant accounting guidance, we evaluated the materiality of the error from a qualitative and quantitative perspective. Based on such evaluation, we concluded that recognizing the contract liability and adjusting the intangible asset value during the three months ended June 30, 2013 would not be material, quantitatively or qualitatively, to our results of operations for the three months ended June 30, 2013 or our expected full year results of operations for 2013 and would not have had a material impact on our results for the year ended December 31, 2012. Because these adjustments were not material individually or in aggregate, we did not retrospectively adjust the comparative amounts on the Consolidated Balance Sheet as of December 31, 2012.

In the preceding table, "Other" includes activities associated with our restructuring projects announced in the fourth quarter of 2011. During the third quarter of 2012, we identified an error in our consolidated financial statements for the year ended December 31, 2011, which resulted in an overstatement of restructuring expense related to the expected sale of a non-core business. The identified assets to be disposed originally included $6.7 million of goodwill, which was impaired and charged to restructuring expense as a result of the expected sale proceeds being less than the carrying value of the identified assets. During the third quarter of 2012, we determined the amount of goodwill that should have been allocated to the asset disposal group was $1.3 million. In accordance with the relevant guidance, management evaluated the materiality of the error from a qualitative and quantitative perspective. Based on such evaluation, we concluded that correcting the goodwill allocated to this business asset group was not material, quantitatively or qualitatively, to our results of operations for the year ended December 31, 2012 and would not have had a material impact on our results for the year ended December 31, 2011. Accordingly, we recorded a non-cash adjustment during the third quarter of 2012 to reduce restructuring expense and increase goodwill by $5.4 million. Additionally, in 2012, we sold a non-core business in Europe to which we allocated $675,000 of goodwill, which was recognized as restructuring expense.

Goodwill and accumulated impairment losses associated with our international subsidiaries are recorded in their respective functional currencies; therefore, the carrying amounts of these balances increase or decrease, with a corresponding change in accumulated OCI, due to changes in foreign currency exchange rates.
Note 6:    Debt

The components of our borrowings are as follows:

	December 31, 2013	December 31, 2012
	(in thousands)
Credit Facilities
USD denominated term loan	$258,750	$277,500
Multicurrency revolving line of credit	120,000	140,000
Total debt	378,750	417,500
Less: Current portion of debt	26,250	18,750
Long-term debt	$352,500	$398,750

Credit Facilities
In August 2011, we entered into a senior secured credit facility (2011 credit facility), which replaced the senior secured credit facility we entered into in 2007 (2007 credit facility). The 2011 credit facility consists of a $300 million U.S. dollar term loan (the term loan) and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $660 million. Both the term loan and the revolver mature on August 8, 2016, and amounts borrowed under the revolver are classified as long-term. Amounts borrowed under the revolver during the credit facility term may be repaid and reborrowed until the revolver's maturity, at which time the revolver will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the revolver are subject to a commitment fee, which is paid in arrears on the last day of each fiscal quarter, ranging from 0.20% to 0.40% per annum depending on our total leverage ratio as of the most recently ended fiscal quarter. Amounts repaid on the term loan may not be reborrowed. The 2011 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, British pounds, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2011 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries, including a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of their first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2011 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2011 credit facility includes debt covenants, which contain certain financial thresholds and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the 2011 credit facility at December 31, 2013.

Scheduled principal repayments for the term loan are due quarterly in the amounts of $5.6 million through June 2014, $7.5 million from September 2014 through June 2016, and the remainder due at maturity on August 8, 2016. The term loan may be repaid early in whole or in part, subject to certain minimum thresholds, without penalty.

Required minimum principal payments on our outstanding credit facilities are as follows:

Minimum Payments
(in thousands)
2014	$26,250
2015	30,000
2016	322,500
2017	—
2018	—
Total minimum payments on debt	$378,750

Under the 2011 credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total leverage ratio (as defined in the credit agreement). The applicable rates per annum may be based on either: (1) the LIBOR rate, plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 1/2 of 1%, or (iii) one month LIBOR plus 1%. At December 31, 2013, the interest rate for both the term loan and the revolver was 1.67% (the LIBOR rate plus a margin of 1.50%).

Total credit facility repayments were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
2011 credit facility term loan	$18,750	$15,002	$7,500
2011 credit facility multicurrency revolving line of credit(1)	55,000	100,000	40,000
2007 credit facility term loans	—	—	406,950
2007 credit facility revolving line of credit(2)	—	—	170,000
Total credit facility repayments	$73,750	$115,002	$624,450

(1)	We borrowed $35.0 million and $80.0 million under the multicurrency revolving line of credit during 2013 and 2012, respectively.

(2)	See repayment of the convertible senior subordinated notes below.

At December 31, 2013, $120 million was outstanding under the 2011 credit facility revolver, and $49.5 million was utilized by outstanding standby letters of credit, resulting in $490.5 million available for additional borrowings.

Prepaid debt fees of approximately $897,000 were capitalized in the second quarter of 2012 associated with the increase in the revolver in April 2012. At December 31, 2013 and 2012, unamortized prepaid debt fees were as follows:

	December 31, 2013	December 31, 2012
	(in thousands)
Unamortized prepaid debt fees	$3,810	$5,367

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

The discount on the liability component was fully amortized by the end of the second quarter of 2011. The interest expense relating to both the contractual interest coupon and amortization of the discount on the liability component is as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Contractual interest coupon	$—	$—	$3,420
Amortization of the discount on the liability component	—	—	5,336
Total interest expense on convertible notes	$—	$—	$8,756
Note 7:    Derivative Financial Instruments

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Refer to Note 1, Note 14, and Note 15 for additional disclosures on our derivative instruments.

The fair values of our derivative instruments are determined using the income approach and significant other observable inputs (also known as “Level 2”). We have used observable market inputs based on the type of derivative and the nature of the underlying instrument. The key inputs include interest rate yield curves (swap rates and futures) and foreign exchange spot and forward rates, all of which are available in an active market. We have utilized the mid-market pricing convention for these inputs at December 31, 2013. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments is in a net asset position. We consider our own nonperformance risk when the net fair value of our derivative instruments is in a net liability position by discounting our derivative liabilities to reflect the potential credit risk to our counterparty through applying a current market indicative credit spread to all cash flows.

The fair values of our derivative instruments at December 31, 2013 and 2012 are as follows:

		Fair Value
	Balance Sheet Location	December 31, 2013	December 31, 2012
		(in thousands)
Asset Derivatives
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	$41	$146

Liability Derivatives
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other current liabilities	$1,557	$629
Interest rate swap contracts	Other long-term obligations	474	2,096
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	$145	$114
Total liability derivatives		$2,176	$2,839

A summary of the potential effect of netting arrangements on our financial position related to the offsetting of our recognized derivative assets and liabilities under master netting arrangements or similar agreements is as follows:

Offsetting of Derivative Assets
		Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets Presented in the Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
December 31, 2013	$41	$(40)	$—	$1

December 31, 2012	$146	$(135)	$—	$11

Offsetting of Derivative Liabilities
		Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities Presented in the Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
December 31, 2013	$2,176	$(40)	$—	$2,136

December 31, 2012	$2,839	$(135)	$—	$2,704

Our derivative assets and liabilities consist of foreign exchange forward and interest rate swap contracts with seven counterparties at December 31, 2013 and eight counterparties at December 31, 2012. No derivative asset or liability balance with any of our counterparties was individually significant at December 31, 2013 or 2012. Our derivative contracts with each of these counterparties exist under agreements that provide for the net settlement of all contracts through a single payment in a single currency in the event of default. We have no pledges of cash collateral against our obligations nor have we received pledges of cash collateral from our counterparties under the associated derivative contracts.

OCI during the reporting period for our derivative and nonderivative instruments designated as hedging instruments (collectively, hedging instruments), net of tax, was as follows:

	2013	2012
	(in thousands)
Net unrealized gain (loss) on hedging instruments at January 1,	$(16,069)	$(14,380)
Unrealized gain (loss) on derivative instruments	2	(1,689)
Realized (gains) losses reclassified into net income (loss)	431	—
Net unrealized gain (loss) on hedging instruments at December 31,	$(15,636)	$(16,069)

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

In May 2012, we entered into six forward starting pay-fixed receive one-month LIBOR interest rate swaps. The interest rate swaps convert $200 million of our LIBOR based debt from a floating LIBOR interest rate to a fixed interest rate of 1.00% (excluding the applicable margin on the debt) and are effective July 31, 2013 to August 8, 2016. The cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swaps are recorded as a component of OCI and will be recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedges will be recognized as adjustments to interest expense. The amount of net losses expected to be reclassified into earnings in the next 12 months is $1.5 million. At December 31, 2013, our LIBOR-based debt balance was $378.8 million.

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

The before-tax effect of our cash flow derivative instruments on the Consolidated Balance Sheets and the Consolidated Statements of Operations for the years ended December 31 are as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)				Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
				Location	Amount			Location	Amount
	2013	2012	2011		2013	2012	2011		2013	2012	2011
	(in thousands)				(in thousands)				(in thousands)
Interest rate swap contracts	$(3)	$(2,725)	$(4,200)	Interest expense	$697	$—	$(7,254)	Interest expense	$—	$—	$(201)

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

The before-tax and net of tax effects of our net investment hedge nonderivative financial instrument on OCI for the years ended December 31 are as follows:

Nonderivative Financial Instruments in ASC 815-20 Net Investment Hedging Relationships	Euro Denominated Term Loan Designated as a Hedge of Our Net Investment in International Operations
	2013	2012	2011
	(in thousands)
Gain (loss) recognized in OCI on derivative (Effective Portion)
Before tax	$—	$—	$(14,278)
Net of tax	$—	$—	$(8,866)

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 528 contracts were entered into during the year ended December 31, 2013), which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. The notional amounts of the contracts ranged from $251,000 to $12.0 million, offsetting our exposures from the euro, British pound, Canadian dollar, Australian dollar, Brazilian real, and various other currencies.

The effect of our foreign exchange forward derivative instruments on the Consolidated Statements of Operations for the years ended December 31 is as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
	2013	2012	2011
	(in thousands)
Foreign exchange forward contracts	$(145)	$(422)	$(2,022)
Note 8:    Defined Benefit Pension Plans

We sponsor both funded and unfunded defined benefit pension plans for our international employees, primarily in Germany, France, Italy, Indonesia, Brazil, and Spain, offering death and disability, retirement, and special termination benefits. The defined benefit obligation is calculated annually by using the projected unit credit method. The measurement date for the pension plans was December 31, 2013.

Our general funding policy for these qualified pension plans is to contribute amounts sufficient to satisfy regulatory funding standards of the respective countries for each plan. We contributed $436,000 and $440,000 to the defined benefit pension plans for the years ended December 31, 2013 and 2012, respectively. The timing of when contributions are made can vary by plan and from year to year. For 2014, assuming that actual plan asset returns are consistent with our expected rate of return, and that interest rates remain constant, we expect to contribute approximately $450,000 to our defined benefit pension plans.

The following tables summarize the benefit obligation, plan assets, funded status of the defined benefit plans, amounts recognized in the Consolidated Balance Sheets and amounts recognized in accumulated other comprehensive income at December 31, 2013 and 2012.

	Year Ended December 31,
	2013	2012
	(in thousands)
Change in benefit obligation:
Benefit obligation at January 1,	$101,766	$72,601
Service cost	4,205	2,700
Interest cost	3,355	3,625
Actuarial (gain) loss	(6,160)	24,492
Benefits paid	(5,369)	(4,131)
Foreign currency exchange rate changes	2,698	2,395
Other	2,167	84
Benefit obligation at December 31,	$102,662	$101,766

Change in plan assets:
Fair value of plan assets at January 1,	$8,561	$7,980
Actual return on plan assets	119	225
Company contributions	436	440
Benefits paid	(537)	(227)
Foreign currency exchange rate changes	(267)	143
Other	3,368	—
Fair value of plan assets at December 31,	11,680	8,561
Ending balance at fair value (net pension plan benefit liability)	$90,982	$93,205

The weighted average discount rate used to measure our benefit obligations, which is based on published bond indexes, increased by 40 basis points from December 31, 2012 to December 31, 2013, driving a $6.2 million actuarial gain during 2013, which is recognized in OCI. The significant actuarial weighted average assumptions are discussed in greater detail below.

Our defined benefit pension plans are denominated in the functional currencies of the respective countries in which the plans are sponsored; therefore, the balances increase or decrease, with a corresponding change in OCI, due to changes in foreign currency exchange rates. Amounts recognized on the Consolidated Balance Sheets consist of:

	At December 31,
	2013	2012
	(in thousands)
Assets
Plan assets in other long-term assets	$1,426	$227

Liabilities
Current portion of pension plan liability in wages and benefits payable	3,721	2,899
Long-term portion of pension plan liability	88,687	90,533

Net pension plan benefit liability	$90,982	$93,205

Amounts in accumulated other comprehensive income (pre-tax) that have not yet been recognized as components of net periodic benefit costs consist of:

	At December 31,
	2013	2012
	(in thousands)
Net actuarial loss	$13,262	$20,676
Net prior service cost	1,133	1,063
Amount included in accumulated other comprehensive income	$14,395	$21,739

Amounts recognized in OCI (pre-tax) are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net actuarial (gain) loss	$(5,881)	$24,492	$(597)
Settlement/curtailment loss	(325)	(13)	(25)
Plan asset (gain) loss	516	108	(105)
Amortization of net actuarial gain (loss)	(926)	(161)	85
Amortization of prior service cost	(70)	(68)	(74)
Other	(658)	—	(1)
Other comprehensive (income) loss	$(7,344)	$24,358	$(717)

The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2014 is $0.6 million.

Net periodic pension benefit costs for our plans include the following components:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Service cost	$4,205	$2,700	$2,512
Interest cost	3,355	3,625	3,754
Expected return on plan assets	(635)	(331)	(322)
Amortization of prior service costs	70	68	74
Amortization of actuarial net (gain) loss	926	161	(85)
Settlements and other	(493)	97	25
Net periodic benefit cost	$7,428	$6,320	$5,958

The significant actuarial weighted average assumptions used in determining the benefit obligations and net periodic benefit cost for our benefit plans are as follows:

	At and For The Year Ended December 31,
	2013	2012	2011
Actuarial assumptions used to determine benefit obligations at end of period:
Discount rate	3.76%	3.36%	5.51%
Expected annual rate of compensation increase	3.33%	3.41%	3.38%
Actuarial assumptions used to determine net periodic benefit cost for the period:
Discount rate	3.36%	5.51%	5.35%
Expected rate of return on plan assets	3.63%	4.08%	4.00%
Expected annual rate of compensation increase	3.41%	3.38%	3.35%

We determine a discount rate for our plans based on the estimated duration of each plan’s liabilities. For our euro denominated defined benefit pension plans, which represent 95% of our benefit obligation, we use three discount rates, with consideration of the duration of the plans, using a hypothetical yield curve developed from euro-denominated AA-rated corporate bond issues, partially weighted for market value, with minimum amounts outstanding of €250 million for bonds with less than 10 years to maturity and €50 million for bonds with 10 or more years to maturity, and excluding the highest and lowest yielding 10% of bonds within each maturity group. The discount rates used, depending on the duration of the plans, were 2.75%, 3.25%, and 3.50%. As a result of the 40 basis point increase in the weighted average discount rate used to measure our benefit obligations, the actuarial gain, which is recognized in OCI, was $6.2 million in 2013.

Our expected rate of return on plan assets is derived from a study of actual historic returns achieved and anticipated future long-term performance of plan assets. While the study primarily gives consideration to recent insurers’ performance and historical returns, the assumption represents a long-term prospective return.

The total accumulated benefit obligation for our defined benefit pension plans was $93.3 million and $90.8 million at December 31, 2013 and 2012, respectively.

We have two plans in which the fair value of plan assets exceeds the plan's accumulated benefit obligation.

The total obligation and fair value of plan assets for plans with accumulated benefit obligations exceeding the fair value of plan assets are as follows:

	At December 31,
	2013	2012
	(in thousands)
Projected benefit obligation	$99,694	$100,357
Accumulated benefit obligation	90,803	89,687
Fair value of plan assets	7,286	6,925

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

The fair values of our plan investments by asset category as of December 31, 2013, and 2012 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)
	(in thousands)
2013
Cash	$846	$846	$—
Insurance funds	8,260	—	8,260
Other securities	2,574	—	2,574
Total fair value of plan assets	$11,680	$846	$10,834

2012
Cash	$903	$903	$—
Insurance funds	7,658	—	7,658
Total fair value of plan assets	$8,561	$903	$7,658

As the plan assets are not significant to our total company assets, no further breakdown is provided.

Annual benefit payments, including amounts to be paid from our assets for unfunded plans, and reflecting expected future service, as appropriate, are expected to be paid as follows:

Year Ending December 31,	Estimated Annual Benefit Payments

(in thousands)
2014	$4,521
2015	3,781
2016	4,093
2017	4,464
2018	4,394
2019 - 2023	26,825
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

	2013	2012	2011
	(in thousands)
Stock options	$2,074	$1,547	$1,445
Restricted stock units	15,475	16,583	13,842
Unrestricted stock awards	811	769	469
ESPP	490	613	655
Total stock-based compensation	$18,850	$19,512	$16,411

Related tax benefit	$5,152	$5,377	$4,478

We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied.

Subject to stock splits, dividends, and other similar events, 3,500,000 shares of common stock are reserved and authorized for issuance under our 2010 Stock Incentive Plan (Stock Incentive Plan). Awards consist of stock options, restricted stock units, and unrestricted stock awards. At December 31, 2013, 747,416 shares were available for grant under the Stock Incentive Plan. The Stock Incentive Plan shares are subject to a fungible share provision such that, with respect to grants made after December 31, 2009, the authorized share reserve is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or stock appreciation right.

Stock Options
Options to purchase our common stock are granted to certain employees, senior management, and members of the Board of Directors with an exercise price equal to the market close price of the stock on the date the Board of Directors approves the grant. Options generally become exercisable in three equal annual installments beginning one year from the date of grant and generally expire 10 years from the date of grant. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations.

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2013	2012	2011
Dividend yield	—	—	—
Expected volatility	38.1%	42.1%	46.5%
Risk-free interest rate	1.0%	0.8%	1.6%
Expected term (years)	5.5	5.1	4.9

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

A summary of our stock option activity for the years ended December 31 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2011	1,102	$55.21	5.6	$10,883
Granted	113	51.12			$21.38
Exercised	(42)	19.71		1,283
Forfeited	(63)	58.50
Expired	(1)	7.00
Outstanding, December 31, 2011	1,109	$55.97	4.5	$2,323

Granted	196	$43.27			$16.51
Exercised	(54)	21.91		$1,078
Expired	(114)	69.37
Outstanding, December 31, 2012	1,137	$54.06	4.8	$3,815

Granted	129	$42.76			$15.44
Exercised	(74)	23.87		$1,377
Expired	(12)	49.04
Outstanding, December 31, 2013	1,180	$54.79	4.6	$1,300

Exercisable, December 31, 2013	906	$58.19	3.4	$1,275

Expected to vest, December 31, 2013	263	$43.59	8.8	$25

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

As of December 31, 2013, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $3.1 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

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

Year Ended December 31, 2013
Dividend yield	—
Expected volatility	39.1%
Risk-free interest rate	0.3%
Expected term (years)	2.5

Weighted-average fair value	$45.03

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

The following table summarizes restricted stock unit activity for the years ended December 31:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value(1)
	(in thousands)		(in thousands)
Outstanding, January 1, 2011	588
Granted(2)	355	$54.71
Released	(271)		$20,413
Forfeited	(47)
Outstanding, December 31, 2011	625

Granted	464	$47.21
Released	(275)		$16,855
Forfeited	(40)
Outstanding, December 31, 2012	774

Granted	255	$42.51
Released	(331)		$17,983
Forfeited	(40)
Outstanding, December 31, 2013	658

Vested but not released, December 31, 2013	8		$324

Expected to vest, December 31, 2013	589		$24,391

(1)
The aggregate intrinsic value is the market value of the stock, before applicable income taxes, based on the closing price on the stock release dates or at the end of the period for restricted stock units expected to vest.

(2)	These restricted stock units include 61,500 shares for the 2011 awards under the Performance Award Agreement, which are eligible for vesting at December 31, 2011.

At December 31, 2013, unrecognized compensation expense on restricted stock units was $15.2 million, which is expected to be recognized over a weighted average period of approximately 1.6 years.

Unrestricted Stock Awards
We grant unrestricted stock awards to members of our Board of Directors as part of their compensation. Awards are fully vested and expensed when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of grant.

The following table summarizes unrestricted stock award activity for the years ended December 31:

	2013	2012	2011
	(in thousands, except per share data)
Shares of unrestricted stock granted	18	19	11

Weighted average grant date fair value per share	$44.12	$41.43	$41.19

Employee Stock Purchase Plan
Under the terms of the ESPP, employees can deduct up to 10% of their regular cash compensation to purchase our common stock at a discount from the fair market value of the stock at the end of each fiscal quarter, subject to other limitations under the plan. The sale of the stock to the employees occurs at the beginning of the subsequent quarter. Effective October 1, 2013, we changed the terms of the ESPP to reduce the discount from 15% to 5% from the fair market value of the stock at the end of each fiscal quarter. As a result of this change, the ESPP will no longer be considered compensatory, and no compensation expense will be recognized for future sales of our common stock to employees. Prior to October 1, 2013, the plan was considered compensatory.

The following table summarizes ESPP activity for the years ended December 31:

	2013	2012	2011
	(in thousands, except per share data)
Shares of stock sold to employees(1)	94	101	99

Weighted average fair value per ESPP award(2)	$6.61	$6.29	$6.22

(1)	Stock sold to employees during each fiscal quarter under the ESPP is associated with the offering period ending on the last day of the previous fiscal quarter.

(2)
Relating to awards associated with the offering periods during the years ended December 31. Effective October 1, 2013, the ESPP is no longer compensatory and therefore the 2013 weighted average fair value per award is for the nine months ended September 30, 2013.

At December 31, 2013, all compensation cost associated with the ESPP had been recognized. There were approximately 506,000 shares of common stock available for future issuance under the ESPP at December 31, 2013.
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

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Defined contribution plans expense	$7,392	$7,551	$7,228

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

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Bonus and profit sharing plans and award expense	$15,745	$25,297	$28,926

Note 11:    Income Taxes

The following table summarizes the provision (benefit) for U.S. federal, state, and foreign taxes on income from continuing operations:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Current:
Federal	$145	$11,935	$5,472
State and local	1,089	1,387	2,045
Foreign	21,860	19,448	9,898
Total current	23,094	32,770	17,415

Deferred:
Federal	(16,413)	12,195	17,861
State and local	(2,472)	468	(2,099)
Foreign	(25,872)	(32,293)	(42,554)
Total deferred	(44,757)	(19,630)	(26,792)

Change in valuation allowance	17,999	12,855	13,807
Total provision (benefit) for income taxes	$(3,664)	$25,995	$4,430

A reconciliation of income taxes at the U.S. federal statutory rate of 35% to the consolidated actual tax rate is as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Income (loss) before income taxes
Domestic	$19,016	$167,299	$125,010
Foreign	(167,270)	(31,080)	(626,776)
Total income (loss) before income taxes	$(148,254)	$136,219	$(501,766)

Expected federal income tax provision (benefit)	$(51,889)	$47,677	$(175,618)
Goodwill impairment	49,730	(1,905)	207,054
Change in valuation allowance	17,999	12,855	13,807
Luxembourg net operating loss	(5,443)	(12,767)	(5,289)
Stock-based compensation	1,598	1,787	951
Foreign earnings	(10,212)	(23,769)	(19,222)
Tax credits	(10,352)	(2,174)	(6,877)
Uncertain tax positions, including interest and penalties	1,360	(2,740)	(3,996)
Change in tax rates	1,442	174	(1,522)
State income tax provision (benefit), net of federal effect	(2,291)	1,242	(768)
U.S. tax provision on foreign earnings	(245)	2,370	—
Domestic production activities deduction	(146)	(2,612)	(4,313)
Local foreign taxes	3,212	3,635	3,525
Other, net	1,573	2,222	(3,302)
Total provision for income taxes	$(3,664)	$25,995	$4,430

Our tax benefit as a percentage of loss before tax was 2.5% for 2013. Our actual tax rate differed from the 35% U.S. federal statutory tax rate due to the following items which decreased the tax benefit: (1) nondeductible portion of the goodwill impairment; (2) increase in valuation allowance related to deferred tax assets in France for which we do not anticipate future realization; and (3)

disallowed deductions due to a change in foreign legislation. The following items increased our tax benefit: (1) recognition of research and experimentation credits for 2012 and 2013 due to the signing of The American Relief Act of 2012 on January 2, 2013; (2) earnings of our subsidiaries outside of the U.S. in jurisdictions where our statutory tax rate is lower than in the U.S.; (3) the benefit of certain interest expense deductions; and (4) benefits of certain acquisition related elections for tax purposes.

Our tax provisions for 2012 and 2011 reflect the benefits of lower statutory tax rates on foreign earnings as compared with our U.S. federal statutory rate, foreign interest expense deductions and the benefits of certain acquisition related elections for tax purposes. During 2012, we recognized a benefit related to the release of reserve for uncertain tax positions. No foreign tax benefit was recorded for the goodwill impairment charge in 2011.

Deferred tax assets and liabilities consist of the following:

	At December 31,
	2013	2012
	(in thousands)
Deferred tax assets
Loss carryforwards(1)	$174,360	$164,254
Accrued expenses	40,593	32,998
Depreciation and amortization	16,770	9,632
Warranty reserves	16,704	16,712
Tax credits(2)	16,073	7,054
Pension plan benefits expense	13,464	14,834
Equity compensation	9,908	10,501
Inventory valuation	2,942	4,557
Other deferred tax assets, net	9,858	5,824
Total deferred tax assets	300,672	266,366
Valuation allowance	(161,026)	(138,910)
Total deferred tax assets, net of valuation allowance	139,646	127,456

Deferred tax liabilities
Depreciation and amortization	(50,606)	(59,210)
Tax effect of accumulated translation	(1,551)	(2,012)
Other deferred tax liabilities, net	(2,883)	(4,826)
Total deferred tax liabilities	(55,040)	(66,048)
Net deferred tax assets	$84,606	$61,408

(1)
For tax return purposes at December 31, 2013, we had U.S. federal loss carryforwards of $23.1 million that expire during the years 2020 and 2021. At December 31, 2013, we have net operating loss carryforwards in Luxembourg of $408.1 million that can be carried forward indefinitely, offset by a full valuation allowance (see discussion below). The remaining portion of the loss carryforwards are composed primarily of losses in various other foreign jurisdictions. The majority of these losses can be carried forward indefinitely. At December 31, 2013, there was a valuation allowance of $161.0 million primarily associated with foreign loss carryforwards.

(2)
For tax return purposes at December 31, 2013, we had: (1) U.S. general business credits of $28.0 million, which begin to expire in 2021; (2) U.S. alternative minimum tax credits of $2.5 million that can be carried forward indefinitely; and (3) U.S. foreign tax credits of $900,000, which begin to expire in 2019.

Since 2007 one of our Luxembourg entities has incurred losses that the Company believed would not be utilized and accordingly, the associated deferred tax asset was not recorded. During the fourth quarter of 2013 the Company has included the losses of the Luxembourg entity on its financial statements as a result of new information supporting the assertion of the ability to generate income in Luxembourg in future periods.

At December 31, 2013 the Luxembourg net operating loss carryforward was $408.1 million. A full valuation allowance is recorded for this asset due to a history of losses. The Company will continue to evaluate the need for a valuation allowance against this tax asset and will adjust the valuation allowance as deemed appropriate which, when adjusted, will result in an impact to the effective tax rate.

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

Our deferred tax assets at December 31, 2013 do not include the tax effect on $55.2 million of excess tax benefits from employee stock plan exercises. Common stock will be increased by $20.5 million when such excess tax benefits reduce cash taxes payable.

We do not provide U.S. deferred taxes on temporary differences related to our foreign investments that are considered permanent in duration. These temporary differences consist primarily of undistributed foreign earnings of $22.5 million and $48.8 million at December 31, 2013 and 2012, respectively. Foreign taxes have been provided on these undistributed foreign earnings. We have not computed the unrecognized deferred income tax liability on these temporary differences. There are many assumptions that must be considered to calculate the liability, thereby making it impractical to compute at this time.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits at January 1, 2011	$44,049
Gross increase to positions in prior years	2,132
Gross decrease to positions in prior years	(16,603)
Gross increases to current period tax positions	1,866
Audit settlements	—
Decrease related to lapsing of statute of limitations	(2,888)
Effect of change in exchange rates	(74)
Unrecognized tax benefits at December 31, 2011	$28,482

Gross increase to positions in prior years	299
Gross decrease to positions in prior years	(51)
Gross increases to current period tax positions	3,347
Audit settlements	(27)
Decrease related to lapsing of statute of limitations	(5,769)
Effect of change in exchange rates	152
Unrecognized tax benefits at December 31, 2012	$26,433

Gross increase to positions in prior years	2,154
Gross decrease to positions in prior years	(536)
Gross increases to current period tax positions	1,670
Audit settlements	—
Decrease related to lapsing of statute of limitations	(817)
Effect of change in exchange rates	(289)
Unrecognized tax benefits at December 31, 2013	$28,615

	At December 31,
	2013	2012	2011
	(in thousands)
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	$27,694	$25,852	$28,196

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense (benefit) recognized is as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net interest and penalties expense (benefit)	$(898)	$(414)	$(795)

	At December 31,
	2013	2012
	(in thousands)
Accrued interest	$2,078	$3,095
Accrued penalties	3,075	3,030

We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $2.1 million within the next twelve months due to the expiration of the statute of limitations. At December 31, 2013, we are not able to reasonably estimate the timing of future cash flows relating to our uncertain tax positions.

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are subject to income tax examination by tax authorities in our major tax jurisdictions as follows:

Tax Jurisdiction	Years Subject to Audit
U.S. federal	Subsequent to 1998
France	Subsequent to 2009
Germany	Subsequent to 2007
Brazil	Subsequent to 2007
United Kingdom	Subsequent to 2006

The American Taxpayer Relief Act of 2012 (the "Act") was signed into law on January 2, 2013 and extended several business tax provisions including: (1) the active financing income and controlled foreign corporation look-through exceptions to certain foreign income; and (2) the research and experimentation credit. The tax effects of the Act were recognized in the first quarter of 2013.

Note 12:    Commitments and Contingencies

Commitments
Operating lease rental expense for factories, service and distribution locations, offices, and equipment was as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Rental expense	$18,662	$17,877	$18,513

Future minimum lease payments at December 31, 2013, under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

Minimum Payments
(in thousands)
2014	$11,710
2015	9,918
2016	8,341
2017	7,797
2018	7,770
Beyond 2018	7,155
Future minimum lease payments	$52,691

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

Our available lines of credit, outstanding standby LOCs, and bonds are as follows:

	December 31, 2013	December 31, 2012
	(in thousands)
Credit facilities(1)
Multicurrency revolving line of credit	$660,000	$660,000
Long-term borrowings	(120,000)	(140,000)
Standby LOCs issued and outstanding	(49,491)	(54,328)
Net available for additional borrowings and LOCs	$490,509	$465,672

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving line of credit	$115,269	$67,308
Standby LOCs issued and outstanding	(31,714)	(29,906)
Short-term borrowings(2)	(4,252)	(851)
Net available for additional borrowings and LOCs	$79,303	$36,551

Unsecured surety bonds in force	$186,446	$164,820

(1)	Refer to Note 6 for details regarding our secured credit facilities.

(2)	Short-term borrowings are included in “Other current liabilities” on the Consolidated Balance Sheets.

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

Itron and its subsidiaries are parties to various employment-related proceedings in jurisdictions where it does business. None of the proceedings are individually material to Itron, and we believe that we have made adequate provision such that the ultimate disposition of the proceedings will not materially affect Itron's business or financial condition.

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

On October 31, 2013, we received a claim from one of our customers relating to alleged defects in meters sold to this customer since the year 2000. The customer asserts that it should be compensated for product and other related costs. Itron has engaged the customer in discussions to determine the factual basis for the claim.  Since the discussions and related analysis are at an early stage, Itron is not yet able to estimate a potential range of loss. Currently, we do not believe that the outcome of this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which such a loss is recognized.

Warranty
A summary of the warranty accrual account activity is as follows:

	Year Ended December 31,
	2013	2012
	(in thousands)
Beginning balance	$53,605	$79,536
New product warranties	5,561	8,735
Other changes/adjustments to warranties	10,343	4,451
Claims activity	(23,593)	(38,979)
Effect of change in exchange rates	(770)	(138)
Ending balance	45,146	53,605
Less: current portion of warranty	21,048	27,115
Long-term warranty	$24,098	$26,490

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to extended warranty contracts, and other changes and adjustments to warranties. Warranty expense for the years ended December 31 is as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Total warranty expense	$15,904	$13,186	$49,851

Warranty expense increased $2.7 million during the year ended December 31, 2013 compared with the prior year primarily as a result of an increased provision due to the identification of battery and firmware issues for a customer. Warranty expense for the year ended December 31, 2012 reflects a $5.3 million adjustment, which reduced a warranty accrual, originally recorded in 2011, as a result of lower than estimated replacements. Warranty expense for the year ended December 31, 2011 reflects a charge of $12.6 million associated with a vendor-supplied component in North America and a charge of $6.6 million resulting from the identification of a specific batch of C&I meters that were manufactured in North America with a misaligned automated solder-feeder. Warranty expense for the year ended December 31, 2011 also reflects the benefit of an $8.6 million insurance recovery associated with the settlement of product claims in Sweden in 2010 and a warranty charge of $9.2 million related to certain products in Brazil.

Extended Warranty
A summary of changes to unearned revenue for extended warranty contracts is as follows:

	Year Ended December 31,
	2013	2012
	(in thousands)
Beginning balance	$31,960	$24,448
Unearned revenue for new extended warranties	4,039	8,832
Unearned revenue recognized	(2,210)	(1,390)
Effect of change in exchange rates	(261)	70
Ending balance	33,528	31,960
Less: current portion of unearned revenue for extended warranty	2,385	2,031
Long-term unearned revenue for extended warranty within Other long-term obligations	$31,143	$29,929

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

Plan costs are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Plan costs	$22,324	$26,755	$24,331

IBNR accrual, which is included in wages and benefits payable, is as follows:

	December 31, 2013	December 31, 2012
	(in thousands)
IBNR accrual	$2,206	$2,552

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

As of June 30, 2013, we had substantially completed these restructuring projects. We do not anticipate further expenses related to these restructuring projects to be recognized in the Consolidated Statements of Operations in future periods.

The total expected restructuring costs, the costs recognized in prior periods, the restructuring costs recognized during the year ended December 31, 2013, and the remaining expected restructuring costs as of December 31, 2013 are as follows:

	Total Expected Costs at December 31, 2013	Costs Recognized in Prior Periods	Costs Recognized During the Year Ended December 31, 2013	Remaining Costs to be Recognized at December 31, 2013
	(in thousands)
Employee severance costs	$46,850	$44,196	$2,654	$—
Asset impairments	20,332	20,305	27	—
Other restructuring costs	6,963	5,246	1,717	—
Total	$74,145	$69,747	$4,398	$—

Segments:
Electricity	$28,805	$27,712	$1,093	$—
Gas	24,580	25,478	(898)	—
Water	15,675	14,556	1,119	—
Corporate unallocated	5,085	2,001	3,084	—
Total	$74,145	$69,747	$4,398	$—

2013 Projects
On September 10, 2013, our management approved new projects to restructure our operations to improve profitability and increase efficiencies. These new restructuring projects will reduce headcount and close or consolidate several manufacturing and office facilities. Overall, we expect to reduce our work force by approximately 9%.

We began implementing these projects in the third quarter of 2013, and we expect to substantially complete these projects by December 31, 2014. Certain aspects of the projects are subject to a variety of labor and employment laws, rules, and regulations, which could result in a delay in implementing the projects at some locations.

The total expected restructuring costs as of December 31, 2013 were approximately $31.3 million, which is an increase of approximately $2.2 million from the total expected costs at September 30, 2013. The increase was the result of asset impairments recognized at a manufacturing site to be closed and a small increase in the total headcount reduction.

The total expected restructuring costs, the restructuring costs recognized during the year ended December 31, 2013, and the remaining expected restructuring costs as of December 31, 2013 are as follows:

	Total Expected Costs at December 31, 2013	Costs Recognized During the Year Ended December 31, 2013	Remaining Costs to be Recognized at December 31, 2013
	(in thousands)
Employee severance costs	$29,186	$29,186	$—
Asset impairments	1,232	1,232	—
Other restructuring costs	931	681	250
Total	$31,349	$31,099	$250

Segments:
Electricity	$24,250	$24,056	$194
Gas	4,404	4,369	35
Water	1,973	1,957	16
Corporate unallocated	722	717	5
Total	$31,349	$31,099	$250

In addition, the 2013 Projects resulted in approximately $850,000 of inventory obsolescence that was recorded in cost of revenues.  This obsolescence expense resulted from the decision to stop manufacturing certain products in Latin America for which raw materials remained on hand.

The following table summarizes the activity within the restructuring related balance sheet accounts during the year ended December 31, 2013:

	Accrued Employee Severance	Asset Impairments & Net (Gain) Loss on Sale or Disposal	Other Accrued Costs	Total
	(in thousands)
Beginning balance, January 1, 2013	$14,498	$—	$3,216	$17,714
Costs incurred and charged to expense	31,840	1,259	2,398	35,497
Cash payments	(14,511)	—	(1,972)	(16,483)
Non-cash items	—	(1,259)	—	(1,259)
Effect of change in exchange rates	882	—	(10)	872
Ending balance, December 31, 2013	$32,709	$—	$3,632	$36,341

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

The current portions of the restructuring related liability balances were $30.3 million and $13.2 million as of December 31, 2013 and 2012, respectively. The current portion of the liability is classified within "Other current liabilities" on the Consolidated Balance Sheets. The long-term portions of the restructuring related liability related balances were $6.0 million and $4.5 million as of December 31, 2013 and 2012, respectively. The long term portion of the restructuring liability is classified within "Other long-term liabilities" on the Consolidated Balance Sheets.

Asset impairments are determined at the asset group level. Assets held for sale are classified within other current assets and are reported at the lower of the carrying amount or the fair value, less costs to sell, and are no longer depreciated or amortized.

The following table includes long-lived assets held for sale and long-lived assets held and used that were measured at fair value on a nonrecurring basis as of December 31, 2013 and 2012, and the related recognized losses for the years ended December 31, 2013 and 2012:

	Net Carrying Value	Fair Value Measurement (Level 3)	Total Loss Recognized
	(in thousands)
2013
Long-lived assets held for sale	$—	$—	$—

2012
Long-lived assets held for sale	$3,184	$3,184	$2

The fair values of the disposal groups included in long-lived assets held for sale were determined based on the estimated proceeds from their expected sales, net of estimated selling costs. Long-lived assets held for sale at December 31, 2012 consist of one asset group that includes land, a building, and building improvements, which was sold in 2013.

Revenues and net operating income from the activities we have exited or will exit under the restructuring plan are not material to our operating segments or consolidated results.
Note 14:     Shareholders’ Equity

Stock Repurchase Plan
On March 8, 2013, the Board authorized a twelve-month repurchase program of up to $50 million in shares of our common stock. From March 8, 2013 through December 31, 2013, we have repurchased 645,000 shares of our common stock, totaling $27.0 million, with $23.0 million remaining under the repurchase program. Repurchases are made in the open market or in privately negotiated transactions and in accordance with applicable securities laws. Refer to Part II, Item 5: "Market For Registrants Common Equity, Released Stockholder Matters and Issuer Purchases of Equity Securities" for additional information related to our share repurchase program.

Other Comprehensive Income (Loss)
Other comprehensive income (loss) is reflected as a net increase (decrease) to shareholders’ equity and is not reflected in our results of operations. The changes in the components of accumulated other comprehensive income (loss), net of tax, were as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Plan Benefit Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balances at January 1, 2011	$(26,026)	$(4,520)	$(5,514)	$1,086	$(34,974)
OCI before reclassifications	1,308	4,520	(8,866)	869	(2,169)
Amounts reclassified from AOCI	—	—	—	(17)	(17)
Current period other comprehensive income (loss)	1,308	4,520	(8,866)	852	(2,186)
Balances at December 31, 2011	$(24,718)	$—	$(14,380)	$1,938	$(37,160)
OCI before reclassifications	21,405	(1,689)	—	(16,772)	2,944
Amounts reclassified from AOCI	—	—	—	(168)	(168)
Current period other comprehensive income (loss)	21,405	(1,689)	—	(16,940)	2,776
Balances at December 31, 2012	$(3,313)	$(1,689)	$(14,380)	$(15,002)	$(34,384)
OCI before reclassifications	7,112	2	—	6,496	13,610
Amounts reclassified from AOCI	—	431	—	(1,379)	(948)
Current period other comprehensive income (loss)	7,112	433	—	5,117	12,662
Balances at December 31, 2013	$3,799	$(1,256)	$(14,380)	$(9,885)	$(21,722)

The before-tax amount, income tax (provision) benefit, and net-of-tax amount related to each component of other comprehensive income (loss) during the reporting periods were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Before-tax amount
Foreign currency translation adjustment	$8,126	$28,002	$1,101
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(3)	(2,725)	3,054
Net unrealized gain (loss) on a nonderivative net investment hedging instrument	—	—	(14,278)
Net hedging (gain) loss reclassified into net income (loss)	697	—	4,200
Pension plan benefits liability adjustment	7,344	(24,358)	717
Total other comprehensive income (loss), before tax	16,164	919	(5,206)

Tax (provision) benefit
Foreign currency translation adjustment	(1,014)	(6,597)	207
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	5	1,036	(1,145)
Net unrealized gain (loss) on a nonderivative net investment hedging instrument	—	—	5,412
Net hedging (gain) loss reclassified into net income (loss)	(266)	—	(1,589)
Pension plan benefits liability adjustment	(2,227)	7,418	135
Total other comprehensive income (loss) tax (provision) benefit	(3,502)	1,857	3,020

Net-of-tax amount
Foreign currency translation adjustment	7,112	21,405	1,308
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	2	(1,689)	1,909
Net unrealized gain (loss) on a nonderivative net investment hedging instrument	—	—	(8,866)
Net hedging (gain) loss reclassified into net income (loss)	431	—	2,611
Pension plan benefits liability adjustment	5,117	(16,940)	852
Total other comprehensive income (loss), net of tax	$12,662	$2,776	$(2,186)

Details about the AOCI components reclassified to the Consolidated Statements of Operations during the reporting periods are as follows:

	Amount Reclassified from AOCI(1)
	Year Ended December 31,			Affected Line Item in the Income Statement
	2013	2012	2011
	(in thousands)
Amortization of defined benefit pension items
Prior-service costs	$(70)	$(68)	$(74)	(2)
Actuarial gains (losses)	(926)	(161)	85	(2)
Loss on settlement	(325)	(13)	(25)	(2)
Other	(658)	—	—	(2)
Total, before tax	(1,979)	(242)	(14)	Income before income taxes
Tax benefit (provision)	600	74	(3)	Income tax provision
Total, net of tax	(1,379)	(168)	(17)	Net income

Total reclassifications for the period, net of tax	$(1,379)	$(168)	$(17)	Net income

(1)	Amounts in parenthesis indicate debits to the Statements of Operations.

(2)	These AOCI components are included in the computation of net periodic pension cost. Refer to Note 8 for additional details.

Refer to Note 7 for additional details related to derivative activities that resulted in reclassification of AOCI to the Consolidated Statements of Operations.

Note 15:    Fair Values of Financial Instruments

The fair values at December 31, 2013 and 2012 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Assets
Cash and cash equivalents	$124,805	$124,805	$136,411	$136,411
Foreign exchange forwards	41	41	146	146

Liabilities
Credit facility
USD denominated term loan	$258,750	$258,011	$277,500	$275,365
Multicurrency revolving line of credit	120,000	119,609	140,000	138,751
Interest rate swaps	2,031	2,031	2,725	2,725
Foreign exchange forwards	145	145	114	114

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
Note 16:    Segment Information

In March 2013, we separated the management of our Energy operating segment into Electricity and Gas to allow each business line to develop its own go-to-market strategy, prioritize its marketing and product development requirements, and focus on its strategic investments. Our sales, marketing, and delivery functions are managed under three business lines - Electricity, Gas, and Water. Our product development and manufacturing operations are now managed on a worldwide basis to promote a global perspective in our operations and processes and still maintain alignment with the business lines. The transition to the new organizational structure, including changes to operations and financial reporting systems, was completed in the fourth quarter of 2013. Our historical segment information for the years ended December 31, 2012 and 2011 has been recast to reflect our new operating segments.

Our Water operating segment includes both our global water and heat solutions.

We have three measures of segment performance: revenue, gross profit (margin), and operating income (margin). Our operating segments have distinct products, and, therefore, intersegment revenues are minimal. Corporate operating expenses, interest income, interest expense, other income (expense), and income tax provision (benefit) are not allocated to the segments, nor included in the measure of segment profit or loss. In addition, we allocate only certain production assets and intangible assets to our operating segments. We do not manage the performance of the segments on a balance sheet basis.

Segment Products

Electricity
Standard electricity (electromechanical and electronic) meters; advanced electricity meters and communication modules; smart electricity meters; smart electricity communication modules; prepayment systems, including smart key, keypad, and smart card communication technologies; advanced systems, including handheld, mobile, and fixed network collection technologies; smart network technologies; meter data management software; knowledge application solutions; and professional services, including implementation, installation, consulting, and analysis.

Gas
Standard gas meters; advanced gas meters and communication modules; smart gas meters; smart gas communication modules; prepayment systems, including smart key, keypad, and smart card communication technologies; advanced systems, including handheld, mobile, and fixed network collection technologies; smart network technologies; meter data management software; knowledge application solutions; and professional services, including implementation, installation, consulting, and analysis.

Water
Standard water and heat meters; advanced and smart water meters and communication modules; advanced systems including handheld, mobile, and fixed network collection technologies; meter data management software; knowledge application solutions; and professional services including implementation, installation, consulting, analysis, and system management.

Revenues, gross profit, and operating income associated with our segments were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Revenues
Electricity	$836,553	$1,024,340	$1,239,428
Gas	570,297	627,193	672,999
Water	541,878	526,645	521,697
Total Company	$1,948,728	$2,178,178	$2,434,124

Gross profit
Electricity	$218,913	$295,005	$323,632
Gas	207,915	235,391	254,943
Water	187,705	184,751	167,883
Total Company	$614,533	$715,147	$746,458

Operating income (loss)
Electricity	$(235,908)	$24,812	$(218,284)
Gas	83,882	110,557	105,453
Water	63,252	59,210	(303,772)
Corporate unallocated	(46,407)	(43,453)	(42,580)
Total Company	(135,181)	151,126	(459,183)
Total other income (expense)	(13,073)	(14,907)	(42,583)
Income (loss) before income taxes	$(148,254)	$136,219	$(501,766)

For the year ended December 31, 2013, no single customer represented more than 10% of total Company or the Electricity, Gas or Water operating segment revenues.

For the year ended December 31, 2012, no single customer represented more than 10% of total Company or the Gas or Water operating segment revenues, and one customer accounted for 17% of the Electricity operating segment revenues.

For the year ended December 31, 2011, no single customer represented more than 10% of total Company or the Gas or Water operating segment revenues, and one customer from the Electricity operating segment accounted for 15% and a second customer accounted for 14% of the Electricity operating segment revenues.

Revenues by region were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
United States and Canada	$851,295	$1,014,739	$1,182,775
Europe, Middle East, and Africa (EMEA)	858,026	878,615	899,642
Other	239,407	284,824	351,707
Total revenues	$1,948,728	$2,178,178	$2,434,124

Property, plant, and equipment, net, by geographic area were as follows:

	At December 31,
	2013	2012	2011
	(in thousands)
United States	$87,954	$98,389	$107,153
Outside United States	158,866	156,823	155,517
Total property, plant, and equipment, net	$246,820	$255,212	$262,670

Depreciation and amortization expense associated with our segments was as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Electricity	$46,535	$52,113	$62,860
Gas	27,266	29,968	34,275
Water	24,797	27,324	32,313
Corporate Unallocated	247	66	18
Total Company	$98,845	$109,471	$129,466

Note 17: Quarterly Results (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per common share and stock price data)
2013
Statement of operations data:
Revenues	$447,536	$482,175	$495,491	$523,526	$1,948,728
Gross profit	140,123	159,588	150,084	164,738	614,533
Net income (loss) attributable to Itron, Inc.	2,570	12,399	(7,348)	(154,430)	(146,809)

Earnings (loss) per common share - Basic	$0.07	$0.31	$(0.19)	$(3.93)	$(3.74)
Earnings (loss) per common share - Diluted	$0.06	$0.31	$(0.19)	$(3.93)	$(3.74)

Stock Price:
High	47.90	47.00	43.72	45.76	47.90
Low	41.50	39.15	37.16	38.79	37.16

2012
Statement of operations data:
Revenues	$571,640	$579,140	$504,063	$523,335	$2,178,178
Gross profit	183,105	196,745	171,797	163,500	715,147
Net income (loss) attributable to Itron, Inc.	25,353	31,615	35,347	15,960	108,275

Earnings (loss) per common share - Basic	$0.64	$0.79	$0.90	$0.40	$2.73
Earnings (loss) per common share - Diluted	$0.63	$0.79	$0.89	$0.40	$2.71

Stock Price:
High	48.23	45.42	45.85	45.26	48.23
Low	36.60	33.50	38.28	38.71	33.50

During 2013, we incurred a goodwill impairment charge of $173.2 million. In addition we incurred costs of $1.7 million in 2012 and $4.4 million in 2013 related to restructuring projects approved in 2011. Further, in 2013, new restructuring projects were approved to increase efficiency and lower our cost of manufacturing, for which we incurred costs of $31.1 million in 2013.
Note 18:    Subsequent Events

Stock Repurchases
Subsequent to December 31, 2013 we repurchased 75,203 shares of our common stock under the stock repurchase program authorized by the Board of Directors on March 8, 2013. The average price paid per share was $39.20.

On February 7, 2014, Itron's Board of Directors authorized a new repurchase program of up to $50 million of our common stock over a 12-month period, which will take effect following the expiration of the current stock repurchase program on March 7, 2014. Repurchases are made in the open market or in privately negotiated transactions and in accordance with applicable securities laws.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with our independent accountants on accounting and financial disclosure matters within the three year period ended December 31, 2013, or in any period subsequent to such date, through the date of this report.
ITEM 9A:    CONTROLS AND PROCEDURES

(i)	Evaluation of disclosure controls and procedures.
An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2013, the Company’s disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

(ii)    Internal Control Over Financial Reporting.

(a)
Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included in this Annual Report on Form 10-K.

(b)
Changes in internal control over financial reporting. The Company’s disclosure controls, including the Company’s internal controls, are designed to provide a reasonable level of assurance that the stated objectives are met. We concluded, as stated in (a) above, that the Company’s internal control over financial reporting was effective in providing this reasonable level of assurance as of December 31, 2013. The Company’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls or internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been prevented or detected. These inherent limitations include the fact that judgments in decision-making can be faulty. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be prevented or detected.

While we are continuing the process of upgrading our global enterprise resource software system, there have been no changes in our internal control over financial reporting during the year ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(c)	Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Itron, Inc.
We have audited Itron, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Itron, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Itron, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Itron, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013 of Itron, Inc. and our report dated February 25, 2014 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Seattle, Washington
February 25, 2014
ITEM 9B:    OTHER INFORMATION
No information was required to be disclosed in a report on Form 8-K during the fourth quarter of 2013 that was not reported.

PART III
ITEM 10:    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The section entitled “Proposal 1 – Election of Directors” appearing in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 1, 2014 (the 2014 Proxy Statement) sets forth certain information with regard to our directors as required by Item 401 of Regulation S-K and is incorporated herein by reference.
Certain information with respect to persons who are or may be deemed to be executive officers of Itron, Inc. as required by Item 401 of Regulation S-K is set forth under the caption “Management” in Part I of this Annual Report on Form 10-K.
The section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the 2014 Proxy Statement sets forth certain information as required by Item 405 of Regulation S-K and is incorporated herein by reference.
The section entitled “Corporate Governance” appearing in the 2014 Proxy Statement sets forth certain information with respect to the Registrant’s code of conduct and ethics as required by Item 406 of Regulation S-K and is incorporated herein by reference. Our code of conduct and ethics can be accessed on our website, at www.itron.com under the Investors section.
There were no material changes to the procedures by which security holders may recommend nominees to Itron's board of directors during 2014, as set forth by Item 407(c)(3) of Regulation S-K.
The section entitled “Corporate Governance” appearing in the 2014 Proxy Statement sets forth certain information regarding the Audit/Finance Committee, including the members of the Committee and the Audit/Finance Committee financial experts, as set forth by Item 407(d)(4) and (d)(5) of Regulation S-K and is incorporated herein by reference.
ITEM 11:    EXECUTIVE COMPENSATION
The sections entitled “Compensation of Directors” and “Executive Compensation” appearing in the 2014 Proxy Statement set forth certain information with respect to the compensation of directors and management of Itron as required by Item 402 of Regulation S-K and are incorporated herein by reference.
The section entitled “Corporate Governance” appearing in the 2014 Proxy Statement sets forth certain information regarding members of the Compensation Committee required by Item 407(e)(4) of Regulation S-K and is incorporated herein by reference.
The section entitled “Compensation Committee Report” appearing in the 2014 Proxy Statement sets forth certain information required by Item 407(e)(5) of Regulation S-K and is incorporated herein by reference.
ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The section entitled “Equity Compensation Plan Information” appearing in the 2014 Proxy Statement sets forth certain information required by Item 201(d) of Regulation S-K and is incorporated herein by reference.
The section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2014 Proxy Statement sets forth certain information with respect to the ownership of our common stock as required by Item 403 of Regulation S-K and is incorporated herein by reference.
ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The section entitled “Corporate Governance” appearing in the 2014 Proxy Statement sets forth certain information required by Item 404 of Regulation S-K and is incorporated herein by reference.
The section entitled “Corporate Governance” appearing in the 2014 Proxy Statement sets forth certain information with respect to director independence as required by Item 407(a) of Regulation S-K and is incorporated herein by reference.

ITEM 14:    PRINCIPAL ACCOUNTING FEES AND SERVICES
The section entitled “Independent Registered Public Accounting Firm’s Audit Fees and Services” appearing in the 2014 Proxy Statement sets forth certain information with respect to the principal accounting fees and services and the Audit/Finance Committee’s policy on pre-approval of audit and permissible non-audit services performed by our independent auditors as required by Item 9(e) of Schedule 14A and is incorporated herein by reference.

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

4.1
Credit Agreement dated August 5, 2011 among Itron, Inc. and a syndicate of banks led by Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A., and J.P. Morgan Europe Limited. (Filed as Exhibit 4.1 to Itron, Inc.’s Current Report on Form 8-K, filed on August 8, 2011 - File No. 0-22418)

4.2
Security Agreement dated August 5, 2011 among Itron, Inc. and Wells Fargo Bank, National Association. (Filed as Exhibit 4.2 to Itron, Inc.’s Current Report on Form 8-K, filed on August 8, 2011 - File No. 0-22418)

10.1
Form of Amended and Restated Change in Control Severance Agreement for Executive Officers. * (Filed as Exhibit 10.1 to Itron, Inc.’s Annual Report on Form 10-K, filed on February 22, 2013 - File No. 0-22418)

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

10.10
Terms of the Amended and Restated Equity Grant Program for Nonemployee Directors under the Itron, Inc. Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.4 to Itron, Inc.’s Annual Report on Form 10-K, filed on February 26, 2008 - File No. 0-22418)

10.11
Form of Non-Qualified Stock Option Grant Notice and Agreement for Nonemployee Directors under the Itron, Inc. Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.9 to Itron, Inc.’s Annual Report on Form 10-K, filed on February 26, 2009 - File No. 0-22418)

10.12
Form of Stock Option Grant Notice and Agreement for use in connection with both incentive and non-qualified stock options granted under Itron, Inc.'s Amended and Restated 2000 Stock Incentive Plan. * (Filed as Exhibit 10.6 to Itron, Inc.’s Current Report on Form 8-K, filed on February 18, 2010 - File No. 0-22418)

10.13
Form of Restricted Stock Unit (RSU) Award Notice and Agreement for U.S. Participants for use in connection with the Company’s Long-Term Performance Plan (LTPP) and issued under Itron, Inc.'s Amended and Restated 2000 Stock Incentive Plan. * (Filed as Exhibit 10.1 to Itron, Inc.’s Current Report on Form 8-K, filed on February 18, 2010 - File No. 0-22418)

10.14
Form of RSU Award Notice and Agreement for International Participants (excluding France) for use in connection with the Company’s LTPP and issued under Itron, Inc.'s Amended and Restated 2000 Stock Incentive Plan. * (Filed as Exhibit 10.2 to Itron, Inc.’s Current Report on Form 8-K, filed on February 18, 2010 - File No. 0-22418)

10.15
Form of RSU Award Notice and Agreement for Participants in France for use in connection with Itron, Inc.'s LTPP and issued under Itron, Inc.'s Amended and Restated 2000 Stock Incentive Plan. * (Filed as Exhibit 10.3 to Itron, Inc.’s Current Report on Form 8-K, filed on February 18, 2010 - File No. 0-22418)

10.16
Form of RSU Award Notice and Agreement for all Participants (excluding France) for use in connection with Itron, Inc.'s Amended and Restated 2000 Stock Incentive Plan. * (Filed as Exhibit 10.4 to Itron, Inc.’s Current Report on Form 8-K, filed on February 18, 2010 - File No. 0-22418)

10.17
Form of RSU Award Notice and Agreement for Participants in France for use in connection with Itron, Inc.'s Amended and Restated 2000 Stock Incentive Plan. * (Filed as Exhibit 10.5 to Itron, Inc.’s Current Report on Form 8-K, filed on February 18, 2010 - File No. 0-22418)

10.18
Form of Long Term Performance RSU Award Notice and Agreement for U.S. Participants for use in connection with Itron, Inc.'s 2010 Stock Incentive Plan. * (Filed as Exhibit 10.4 to Itron, Inc.’s Quarterly Report on Form 10-Q, filed on May 3, 2013 - File No. 0-22418)

10.19
Form of Long Term Performance RSU Award Notice and Agreement for International Participants (excluding France) for use in connection with Itron, Inc.'s 2010 Stock Incentive Plan. * (Filed as Exhibit 10.19 to Itron, Inc.’s Annual Report on Form 10-K, filed on February 25, 2011 - File No. 0-22418)

10.20
Form of Long Term Performance RSU Award Notice and Agreement for Participants in France for use in connection with Itron, Inc.'s 2010 Stock Incentive Plan. * (Filed as Exhibit 10.5 to Itron, Inc.’s Quarterly Report on Form 10-Q, filed on May 3, 2013 - File No. 0-22418)

10.21
Form of RSU Award Notice and Agreement for all Participants (excluding France) for use in connection with Itron, Inc.'s 2010 Stock Incentive Plan. * (Filed as Exhibit 10.1 to Itron, Inc.’s Quarterly Report on Form 10-Q, filed on May 3, 2013 - File No. 0-22418)

10.22
Form of RSU Award Notice and Agreement for Participants in France for use in connection with Itron, Inc.'s 2010 Stock Incentive Plan. * (Filed as Exhibit 10.2 to Itron, Inc.’s Quarterly Report on Form 10-Q, filed on May 3, 2013 - File No. 0-22418)

10.23
Form of RSU Award Notice and Agreement for Non-employee Directors for use in connection with Itron, Inc.'s 2010 Stock Incentive Plan. * (Filed as Exhibit 10.3 to Itron, Inc.’s Quarterly Report on Form 10-Q, filed on May 3, 2013 - File No. 0-22418)

Exhibit Number	Description of Exhibits

10.24
Form of Stock Option Grant Notice and Agreement for use in connection with both incentive and non-qualified stock options granted under Itron, Inc.'s 2010 Stock Incentive Plan. * (Filed as Exhibit 10.23 to Itron, Inc's Annual Report on Form 10-K, filed on February 22, 2013 - File No. 22418)

10.25	Executive Deferred Compensation Plan. * (Filed as Exhibit 10.1 to Itron, Inc.’s Quarterly Report on Form 10-Q, filed on November 1, 2011 - File No. 0-22418)

10.26	Amended and Restated 2002 Employee Stock Purchase Plan. (Filed as Exhibit 10.20 to Itron’s Annual Report on Form 10-K, filed on February 26, 2009 - File No. 0-22418)

10.27	Stock Option Plan for Nonemployee Directors. (Filed as Exhibit 10.11 to Itron, Inc.’s Registration Statement on Form S-1 dated July 22, 1992)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Liberty Lake, State of Washington, on the 25th day of February, 2014.

ITRON, INC.

By:	/S/ STEVEN M. HELMBRECHT
Steven M. Helmbrecht
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 25th day of February, 2014.

Signatures	Title

/s/ PHILIP C. MEZEY
Philip C. Mezey	President and Chief Executive Officer (Principal Executive Officer), Director

/s/ STEVEN M. HELMBRECHT
Steven M. Helmbrecht	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ KIRBY A. DYESS
Kirby A. Dyess	Director

/s/ JON E. ELIASSEN
Jon E. Eliassen	Chairman of the Board

/s/ CHARLES H. GAYLORD, JR.
Charles H. Gaylord, Jr.	Director

/s/ THOMAS S. GLANVILLE
Thomas S. Glanville	Director

/s/ SHARON L. NELSON
Sharon L. Nelson	Director

/s/ MICHAEL V. PULLI
Michael V. Pulli	Director

/s/ GARY E. PRUITT
Gary E. Pruitt	Director

/s/ GRAHAM M. WILSON
Graham M. Wilson	Director

/s/ LYNDA L. ZIEGLER
Lynda L. Ziegler	Director

SCHEDULE II:     VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Other Adjustments	Additions Charged to Costs and Expenses	Balance at End of Period, Noncurrent
	(in thousands)
Year ended December 31, 2013:
Deferred tax assets valuation allowance	$138,910	$4,117	$17,999	$161,026
Year ended December 31, 2012:
Deferred tax assets valuation allowance	$124,244	$1,811	$12,855	$138,910
Year ended December 31, 2011:
Deferred tax assets valuation allowance	$115,138	$(4,701)	$13,807	$124,244