Form 10-Q
period 2014-03-31
ITRON INC /WA/
filed 2014-05-01
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2014 there were outstanding 39,323,103 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share data)
Revenues	$474,795	$447,536
Cost of revenues	320,260	307,413
Gross profit	154,535	140,123

Operating expenses
Sales and marketing	47,609	48,216
Product development	44,409	44,208
General and administrative	40,407	33,595
Amortization of intangible assets	11,070	10,744
Restructuring expense	5,524	1,013
Goodwill impairment	977	—
Total operating expenses	149,996	137,776

Operating income	4,539	2,347
Other income (expense)
Interest income	97	1,061
Interest expense	(2,909)	(2,338)
Other income (expense), net	(2,498)	(817)
Total other income (expense)	(5,310)	(2,094)

Income (loss) before income taxes	(771)	253
Income tax benefit	653	3,243
Net income (loss)	(118)	3,496
Net income attributable to noncontrolling interests	136	926
Net income (loss) attributable to Itron, Inc.	$(254)	$2,570

Earnings (loss) per common share - Basic	$(0.01)	$0.07
Earnings (loss) per common share - Diluted	$(0.01)	$0.06

Weighted average common shares outstanding - Basic	39,235	39,420
Weighted average common shares outstanding - Diluted	39,235	39,770
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net income (loss)	$(118)	$3,496
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,374)	(31,300)
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	(95)	(73)
Net hedging loss (gain) reclassified into net income	258	—
Pension plan benefit liability adjustment	97	(380)
Total other comprehensive income (loss), net of tax	(3,114)	(31,753)
Total comprehensive income (loss), net of tax	(3,232)	(28,257)
Comprehensive income (loss) attributable to noncontrolling interests, net of tax:
Net income attributable to noncontrolling interests	136	926
Foreign currency translation adjustments	—	(5)
Amounts attributable to noncontrolling interests	136	921
Comprehensive income (loss) attributable to Itron, Inc.	$(3,368)	$(29,178)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$146,327	$124,805
Accounts receivable, net	341,547	356,709
Inventories	192,573	177,467
Deferred tax assets current, net	36,995	37,110
Other current assets	104,967	103,275
Total current assets	822,409	799,366

Property, plant, and equipment, net	237,326	246,820
Deferred tax assets noncurrent, net	61,873	58,880
Other long-term assets	32,102	33,027
Intangible assets, net	184,052	195,840
Goodwill	546,437	548,578
Total assets	$1,884,199	$1,882,511

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$210,675	$199,769
Other current liabilities	75,969	70,768
Wages and benefits payable	89,129	89,314
Taxes payable	14,819	10,700
Current portion of debt	28,125	26,250
Current portion of warranty	21,989	21,048
Unearned revenue	53,457	37,163
Total current liabilities	494,163	455,012

Long-term debt	320,000	352,500
Long-term warranty	24,035	24,098
Pension plan benefit liability	89,498	88,687
Deferred tax liabilities noncurrent, net	6,123	7,326
Other long-term obligations	79,580	81,917
Total liabilities	1,013,399	1,009,540

Commitments and contingencies

Equity
Preferred stock	—	—
Common stock	1,291,690	1,290,629
Accumulated other comprehensive loss, net	(24,836)	(21,722)
Accumulated deficit	(413,925)	(413,671)
Total Itron, Inc. shareholders' equity	852,929	855,236
Noncontrolling interests	17,871	17,735
Total equity	870,800	872,971
Total liabilities and equity	$1,884,199	$1,882,511
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Operating activities
Net income (loss)	$(118)	$3,496
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,592	24,757
Stock-based compensation	4,584	5,096
Amortization of prepaid debt fees	404	414
Deferred taxes, net	(3,915)	(9,227)
Goodwill impairment	977	—
Restructuring expense, non-cash	—	26
Other adjustments, net	32	196
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	15,392	8,362
Inventories	(15,827)	(15,944)
Other current assets	(1,547)	(6,867)
Other long-term assets	892	3,549
Accounts payable, other current liabilities, and taxes payable	25,303	(14,629)
Wages and benefits payable	272	(6,546)
Unearned revenue	16,441	13,474
Warranty	675	(2,098)
Other operating, net	(2,396)	(3,464)
Net cash provided by operating activities	66,761	595

Investing activities
Acquisitions of property, plant, and equipment	(8,564)	(14,765)
Business acquisitions, net of cash and cash equivalents acquired	—	(860)
Other investing, net	167	56
Net cash used in investing activities	(8,397)	(15,569)

Financing activities
Payments on debt	(30,625)	(18,750)
Issuance of common stock	310	1,073
Repurchase of common stock	(2,948)	(200)
Other financing, net	(2,244)	634
Net cash used in financing activities	(35,507)	(17,243)

Effect of foreign exchange rate changes on cash and cash equivalents	(1,335)	(2,633)
Increase (decrease) in cash and cash equivalents	21,522	(34,850)
Cash and cash equivalents at beginning of period	124,805	136,411
Cash and cash equivalents at end of period	$146,327	$101,561

Non-cash transactions:
Property, plant, and equipment purchased but not yet paid	$540	$6,890

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$(891)	$2,671
Interest, net of amounts capitalized	2,460	1,867
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977. We provide a portfolio of products and services to utilities for the electricity, natural gas, and water markets throughout the world.

Financial Statement Preparation
The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2014 and 2013, the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013 of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed.

Certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the 2013 audited financial statements and notes included in our Annual Report on Form 10-K filed with the SEC on February 26, 2014. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

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

Noncontrolling Interests
In several of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly-owned by Itron, we consolidate them because we have a greater than 50% ownership interest or because we exercise control over the operations. The noncontrolling interest balance is adjusted each period to reflect the allocation of net income (loss) and other comprehensive income (loss) attributable to the noncontrolling interests, as shown in our Consolidated Statements of Operations and our Consolidated Statements of Comprehensive Income (Loss) as well as contributions from and distributions to the owners. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders.

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

Derivatives are not used for trading or speculative purposes. Our derivative contract counterparties are credit-worthy multinational commercial banks, with whom we have master netting agreements; however, our derivative positions are not recorded on a net basis in the Consolidated Balance Sheets. There are no credit-risk-related contingent features within our derivative instruments. Refer to Note 7 and Note 13 for further disclosures of our derivative instruments and their impact on OCI.

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

Goodwill is assigned to our reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics, including the forecast discounted cash flows associated with each reporting unit. Each reporting unit corresponds with its respective operating segment, effective in the fourth quarter of 2013.

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

Restructuring and Asset Impairments
We record a liability for costs associated with an exit or disposal activity at its fair value in the period in which the liability is incurred. Employee termination benefits considered postemployment benefits are accrued when the obligation is probable and estimable, such as benefits stipulated by human resource policies and practices or statutory requirements. One-time termination benefits are expensed at the date the employee is notified. If the employee must provide future service greater than 60 days, such benefits are expensed ratably over the future service period. For contract termination costs, we record a liability upon the termination of a contract in accordance with the contract terms or the cessation of the use of the rights conveyed by the contract, whichever occurs later.

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

Share Repurchase Plan
From time to time, we may repurchase shares of Itron common stock under programs authorized by our Board of Directors. Share repurchases are made in the open market or in privately negotiated transactions and in accordance with applicable securities laws. Under applicable Washington State law, shares repurchased are retired and not reported separately as treasury stock on the financial statements; the value of the repurchased shares is deducted from common stock.

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

Under contract accounting, if we estimate that the completion of a contract component (unit of accounting) will result in a loss, the loss is recognized in the period in which it is estimated. We reevaluate the estimated loss through the completion of the contract component and adjust the estimated loss for changes in facts and circumstances.

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
Unearned revenue is recorded when a customer pays for products or services, but the criteria for revenue recognition have not been met as of the balance sheet date. Unearned revenues of $85.9 million and $69.8 million at March 31, 2014 and December 31, 2013 related primarily to professional services and software associated with our smart metering contracts, extended or noncustomary warranty, and prepaid post-contract support. Deferred costs are recorded for products or services for which ownership (typically defined as title and risk of loss) has transferred to the customer, but the criteria for revenue recognition have not been met as of the balance sheet date. Deferred costs were $24.3 million and $23.5 million at March 31, 2014 and December 31, 2013 and are recorded within other assets in the Consolidated Balance Sheets.

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

Income Taxes
We compute our interim income tax provision through the use of an estimated annual effective tax rate (ETR) applied to year-to-date operating results and specific events that are discretely recognized as they occur. In calculating the estimated annual ETR, we analyze various factors, including the forecast mix of earnings in domestic and international jurisdictions, new or revised tax legislation and accounting pronouncements, tax credits, state income taxes, adjustments to valuation allowances, and uncertain tax positions, among other items. Discrete items, including the effect of changes in tax laws, tax rates, and certain circumstances with respect to valuation allowances or other unusual or non-recurring tax adjustments, are reflected in the period in which they occur as an addition to, or reduction from, the income tax provision, rather than included in the estimated annual ETR.

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

We utilize a two step approach to account for uncertain tax positions. A tax position is first evaluated for recognition based on its technical merits. Tax positions that have a greater than 50% likelihood of being realized upon ultimate settlement are then measured to determine amounts to be recognized in the financial statements. This measurement incorporates information about potential settlements with taxing authorities. A previously recognized tax position is derecognized in the first period in which the position no longer meets the recognition threshold or upon expiration of the statute of limitations. We classify interest expense and penalties related to uncertain tax positions and interest income on tax overpayments as part of income tax expense.

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

New Accounting Pronouncement
The Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2013.11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists on July 18, 2013. The ASU requires that an unrecognized tax benefit should be presented as a reduction of a deferred tax asset when settlement in this manner is available under the law. We adopted this amendment as of January 1, 2014. The result of adoption was to reclassify an immaterial amount of long-term liabilities to long-term deferred tax assets with no impact to the tax provision during the first quarter of 2014.

Note 2:    Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings (loss) per share (EPS):

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share data)
Net income (loss) available to common shareholders	$(254)	$2,570

Weighted average common shares outstanding - Basic	39,235	39,420
Dilutive effect of stock-based awards	—	350
Weighted average common shares outstanding - Diluted	39,235	39,770
Earnings (loss) per common share - Basic	$(0.01)	$0.07
Earnings (loss) per common share - Diluted	$(0.01)	$0.06

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award, and the amount of excess tax benefits, if any. As a result of our net loss for for the three months ended March 31, 2014, there was no dilutive effect to the weighted average common shares outstanding for this period. Approximately 1.6 million stock-based awards were excluded from the calculation of diluted EPS for the three months ended March 31, 2014, and approximately 1.2 million stock-based awards were excluded from the calculation of diluted EPS for the three months ended March 31, 2013, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock would be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at March 31, 2014 and December 31, 2013.

Stock Repurchase Plan
On March 8, 2013, the Board authorized a 12-month repurchase program of up to $50 million in shares of our common stock. The March 8, 2013 authorization expired on March 7, 2014. From March 8, 2013 through March 7, 2014, we repurchased 720,595 shares of our common stock, totaling $29.9 million. From January 1, 2014 through March 7, 2014, we repurchased 75,203 shares of our common stock, totaling $2.9 million.

On February 7, 2014, the Board authorized a 12-month repurchase program of up to $50 million in shares of our common stock, to begin on March 8, 2014, upon the expiration of the previous stock repurchase program. From March 8, 2014 through March 31, 2014, we have not repurchased any shares of our common stock, and $50.0 million remains under the current program for future purchases.
Note 3:    Certain Balance Sheet Components

Accounts receivable, net	March 31, 2014	December 31, 2013
	(in thousands)
Trade receivables (net of allowance of $8,758 and $8,368)	$310,927	$328,240
Unbilled receivables	30,620	28,469
Total accounts receivable, net	$341,547	$356,709

At March 31, 2014 and December 31, 2013, $3.1 million and $3.2 million, respectively, were recorded within trade receivables as billed but not yet paid by customers, in accordance with contract retainage provisions. At March 31, 2014 and December 31, 2013, contract retainage amounts that were unbilled and classified as unbilled receivables were $5.0 million and $4.3 million, respectively. These contract retainage amounts within trade receivables and unbilled receivables are expected to be collected within the following 12 months.

At March 31, 2014, long-term unbilled receivables totaled $4.5 million. These long-term unbilled receivables are classified within other long-term assets, as collection is not anticipated within the following 12 months. We had no long-term billed contract retainage receivables at March 31, 2014, as we expect to collect all contract retainage receivables within the following 12 months. At December 31, 2013, long-term unbilled receivables totaled $4.7 million. These long-term unbilled receivables are classified within other long-term assets. We had no long-term billed contract retainage receivables at December 31, 2013.

Allowance for doubtful account activity	Three Months Ended March 31,
	2014	2013
	(in thousands)
Beginning balance	$8,368	$7,372
Provision (release) of doubtful accounts, net	606	(904)
Accounts written-off	(232)	(105)
Effect of change in exchange rates	16	(219)
Ending balance	$8,758	$6,144

Inventories	March 31, 2014	December 31, 2013
	(in thousands)
Materials	$110,861	$102,596
Work in process	10,958	13,770
Finished goods	70,754	61,101
Total inventories	$192,573	$177,467

Our inventory levels may vary from period to period as a result of our factory scheduling and the timing of contract fulfillments, which may include the buildup of materials in preparation for customer orders or finished goods for shipment.

Consigned inventory is held at third-party locations; however, we retain title to the inventory until it is purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $4.2 million and $6.4 million at March 31, 2014 and December 31, 2013, respectively.

Property, plant, and equipment, net	March 31, 2014	December 31, 2013
	(in thousands)
Machinery and equipment	$311,578	$309,525
Computers and software	101,002	99,654
Buildings, furniture, and improvements	146,214	145,926
Land	24,039	24,005
Construction in progress, including purchased equipment	13,393	14,257
Total cost	596,226	593,367
Accumulated depreciation	(358,900)	(346,547)
Property, plant, and equipment, net	$237,326	$246,820

Depreciation expense	Three Months Ended March 31,
	2014	2013
	(in thousands)
Depreciation expense	$14,522	$14,013

Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, were as follows:

	March 31, 2014			December 31, 2013
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$427,981	$(361,601)	$66,380	$428,890	$(356,017)	$72,873
Customer contracts and relationships	290,198	(177,737)	112,461	291,185	(173,952)	117,233
Trademarks and trade names	72,942	(67,795)	5,147	73,117	(67,449)	5,668
Other	11,087	(11,023)	64	11,089	(11,023)	66
Total intangible assets	$802,208	$(618,156)	$184,052	$804,281	$(608,441)	$195,840

A summary of intangible asset activity is as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Beginning balance, intangible assets, gross	$804,281	$802,540
Effect of change in exchange rates	(2,073)	(20,624)
Ending balance, intangible assets, gross	$802,208	$781,916

Intangible assets of our international subsidiaries are recorded in their respective functional currency; therefore, the carrying amounts of intangible assets increase or decrease, with a corresponding change in accumulated OCI, due to changes in foreign currency exchange rates.

Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Annual Amortization
(in thousands)
2014 (amount remaining at March 31, 2014)	$33,305
2015	35,630
2016	28,025
2017	20,836
2018	14,655
Beyond 2018	51,601
Total intangible assets subject to amortization	$184,052

Note 5:    Goodwill

The following table reflects goodwill allocated to each reporting segment as of March 31, 2014:

	Electricity	Gas	Water	Total Company
	(in thousands)
Balance at January 1, 2014
Goodwill before impairment	$493,610	$394,878	$429,783	$1,318,271
Accumulated impairment losses	(433,378)	—	(336,315)	(769,693)
Goodwill, net	60,232	394,878	93,468	548,578

Goodwill impairment	(977)	—	—	(977)
Effect of change in exchange rates	(105)	(852)	(207)	(1,164)

Balance at March 31, 2014
Goodwill before impairment	492,619	394,026	428,835	1,315,480
Accumulated impairment losses	(433,469)	—	(335,574)	(769,043)
Goodwill, net	$59,150	$394,026	$93,261	$546,437

During our 2013 annual goodwill impairment test, we determined that the carrying value of the Electricity reporting unit exceeded its fair value, primarily due to delays in global smart grid projects and lower volumes and pricing pressures in certain regions in Europe and Asia/Pacific. The revised forecast for the Electricity business drove a decrease in the fair value of the reporting unit. As a result, we performed the second step of the goodwill impairment test for the Electricity reporting unit, which indicated a goodwill impairment of $173.2 million was necessary. This charge was recorded during the fourth quarter of 2013. Upon finalizing our 2013 goodwill analysis late in the year-end reporting process, we determined $977,000 of additional goodwill impairment expense should have been recognized. In accordance with relevant accounting guidance, we evaluated the materiality of the error from a qualitative and quantitative perspective. Based on such evaluation, we concluded that recognizing the incremental goodwill impairment during the three months ended March 31, 2014 would not be material, quantitatively or qualitatively, to our results of operations for the three months ended March 31, 2014 or our expected full year results of operations for 2014 and would not have had a material impact on our results for the year ended December 31, 2013. Because this adjustment was not material individually or in aggregate, we did not retrospectively adjust the comparative amount on the Consolidated Balance Sheet as of December 31, 2013.

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
Note 6:    Debt

The components of our borrowings were as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Credit facility:
USD denominated term loan	$253,125	$258,750
Multicurrency revolving line of credit	95,000	120,000
Total debt	348,125	378,750
Less: current portion of debt	28,125	26,250
Long-term debt	$320,000	$352,500

Credit Facility
Our credit facility is dated August 5, 2011. The credit facility consists of a $300 million U.S. dollar term loan (the term loan) and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $660 million. Both the term loan and the revolver mature on August 8, 2016. Amounts borrowed under the revolver are classified as long-term and, during the credit facility term, may be repaid and reborrowed until the revolver's maturity, at which time the revolver will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the revolver are subject to a commitment fee, which is paid in arrears on the last day of each fiscal quarter, ranging from 0.20% to 0.40% per annum depending on our total leverage ratio as of the most recently ended fiscal quarter. Amounts repaid on the term loan may not be reborrowed. The credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, British pounds, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries, including a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of their first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The credit facility includes debt covenants, which contain certain financial ratio thresholds and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the credit facility at March 31, 2014.

Scheduled principal repayments for the term loan are due quarterly in the amounts of $5.6 million through June 2014 and $7.5 million from September 2014 through June 2016, with the remainder due at maturity on August 8, 2016. The term loan may be repaid early in whole or in part, subject to certain minimum thresholds, without penalty.

Under the credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total leverage ratio (as defined in the credit agreement). The applicable rates per annum may be based on either: (1) the LIBOR rate, plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 1/2 of 1%, or (iii) one month LIBOR plus 1%. At March 31, 2014, the interest rate for both the term loan and the revolver was 1.66% (the LIBOR rate plus a margin of 1.50%).

Total credit facility repayments were as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Term loan	$5,625	$3,750
Multicurrency revolving line of credit	25,000	15,000
Total credit facility repayments	$30,625	$18,750

At March 31, 2014, $95.0 million was outstanding under the credit facility revolver, and $47.3 million was utilized by outstanding standby letters of credit, resulting in $517.7 million available for additional borrowings.

Unamortized prepaid debt fees were as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Unamortized prepaid debt fees	$3,431	$3,810
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

The fair values of our derivative instruments at March 31, 2014 and December 31, 2013 were as follows:

		Fair Value
	Balance Sheet Location	March 31, 2014	December 31, 2013
		(in thousands)
Asset Derivatives
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	$126	$41

Liability Derivatives
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other current liabilities	$1,623	$1,557
Interest rate swap contracts	Other long-term obligations	145	474
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	330	145
Total liability derivatives		$2,098	$2,176

OCI during the reporting periods for our derivative and nonderivative hedging instruments, net of tax, was as follows:

	2014	2013
	(in thousands)
Net unrealized loss on hedging instruments at January 1,	$(15,636)	$(16,069)
Unrealized gain (loss) on derivative instruments	(95)	(73)
Realized losses reclassified into net income (loss)	258	—
Net unrealized loss on hedging instruments at March 31,	$(15,473)	$(16,142)

Included in the net unrealized loss on hedging instruments at March 31, 2014 and 2013 is a loss of $14.4 million, net of tax, related to our nonderivative net investment hedge, which terminated in 2011. This loss on our net investment hedge will remain in accumulated OCI until such time when earnings are impacted by a sale or liquidation of the associated foreign operation.

A summary of the potential effect of netting arrangements on our financial position related to the offsetting of our recognized derivative assets and liabilities under master netting arrangements or similar agreements is as follows:

Offsetting of Derivative Assets
		Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets Presented in the Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
March 31, 2014	$126	$(123)	$—	$3

December 31, 2013	$41	$(40)	$—	$1

Offsetting of Derivative Liabilities
		Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities Presented in the Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
March 31, 2014	$2,098	$(123)	$—	$1,975

December 31, 2013	$2,176	$(40)	$—	$2,136

Our derivative assets and liabilities consist of foreign exchange forward and interest rate swap contracts with nine counterparties at March 31, 2014 and seven counterparties at December 31, 2013. No derivative asset or liability balance with any of our counterparties was individually significant at March 31, 2014 or December 31, 2013. Our derivative contracts with each of these counterparties exist under agreements that provide for the net settlement of all contracts through a single payment in a single currency in the event of default. We have no pledges of cash collateral against our obligations nor have we received pledges of cash collateral from our counterparties under the associated derivative contracts.

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

In May 2012, we entered into six forward starting pay-fixed, receive one-month LIBOR interest rate swaps. The interest rate swaps convert $200 million of our LIBOR-based debt from a floating LIBOR interest rate to a fixed interest rate of 1.00% (excluding the applicable margin on the debt) and are effective from July 31, 2013 to August 8, 2016. These cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swaps are recorded as a component of OCI and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedges are recognized as adjustments to interest expense. The amount of net losses expected to be reclassified into earnings in the next 12 months is $1.6 million. At March 31, 2014, our LIBOR-based debt balance was $348.1 million.

We will continue to monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

The before-tax effect of our cash flow derivative instruments on the Consolidated Balance Sheets and the Consolidated Statements of Operations for the three months ended March 31 were as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
			Location	Amount		Location	Amount
	2014	2013		2014	2013		2014	2013
	(in thousands)			(in thousands)			(in thousands)
Three Months Ended March 31,
Interest rate swap contracts	$(155)	$(92)	Interest expense	$(418)	$—	Interest expense	$—	$—

Derivatives Not Designated as Hedging Relationships
We are exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 126 contracts were entered into during the three months ended March 31, 2014), which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these non-functional currency assets and liabilities. The notional amounts of the contracts ranged from $283,000 to $12.4 million, offsetting our exposures to the euro, South African rand, Saudi riyal, Canadian dollar, Australian dollar, Chinese yuan renminbi, and various other currencies.

The effect of our foreign exchange forward derivative instruments on the Consolidated Statements of Operations for the three months ended March 31 was as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
	Three Months Ended March 31,
	2014	2013
	(in thousands)
Foreign exchange forward contracts	$(848)	$214
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
Our defined benefit pension plans are denominated in the functional currencies of the respective countries in which the plans are sponsored; therefore, the balances increase or decrease, with a corresponding change in OCI, due to changes in foreign currency exchange rates. Amounts recognized on the Consolidated Balance Sheets consist of:

	March 31, 2014	December 31, 2013
	(in thousands)
Assets
Plan assets in other long-term assets	$1,482	$1,426

Liabilities
Current portion of pension plan liability in wages and benefits payable	3,199	3,721
Long-term portion of pension plan liability	89,498	88,687

Net pension plan benefit liability	$91,215	$90,982

Our asset investment strategy focuses on maintaining a portfolio using primarily insurance funds, which are accounted for as investments and measured at fair value, in order to achieve our long-term investment objectives on a risk adjusted basis. Our general funding policy for these qualified pension plans is to contribute amounts sufficient to satisfy regulatory funding standards of the respective countries for each plan. We contributed $26,000 and $42,000 to the defined benefit pension plans for the three months ended March 31, 2014 and 2013, respectively. The timing of contributions can vary by plan and from year to year. For 2014, assuming that actual plan asset returns are consistent with our expected rate of return, and that interest rates remain constant, we expect to contribute approximately $458,000 to our defined benefit pension plans. We contributed $436,000 to the defined benefit pension plans for the year ended December 31, 2013.
Net periodic pension benefit costs for our plans include the following components:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Service cost	$948	$981
Interest cost	893	800
Expected return on plan assets	(157)	(79)
Settlements and other	(2)	(814)
Amortization of actuarial net loss	123	251
Amortization of unrecognized prior service costs	18	17
Net periodic benefit cost	$1,823	$1,156

Note 9:    Stock-Based Compensation

We record stock-based compensation expense for awards of stock options, stock sold pursuant to our ESPP (until October 1, 2013), and the issuance of restricted stock units and unrestricted stock awards. We expense stock-based compensation primarily using the straight-line method over the requisite service period. For the three months ended March 31, stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Stock options	$554	$473
Restricted stock units	3,800	4,235
Unrestricted stock awards	230	197
ESPP	—	191
Total stock-based compensation	$4,584	$5,096

Related tax benefit	$1,287	$1,364

We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied.

Subject to stock splits, dividends, and other similar events, 3,500,000 shares of common stock are reserved and authorized for issuance under our 2010 Stock Incentive Plan (Stock Incentive Plan). Awards consist of stock options, restricted stock units, and unrestricted stock awards. At March 31, 2014, 72,843 shares were available for grant under the Stock Incentive Plan. The Stock Incentive Plan shares are subject to a fungible share provision such that, with respect to grants made after December 31, 2009, the authorized share reserve is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

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

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2014	2013
Dividend yield	0.0%	0.0%
Expected volatility	39.8%	38.1%
Risk-free interest rate	1.7%	1.0%
Expected term (years)	5.5	5.5

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

A summary of our stock option activity for the three months ended March 31 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2013	1,137	$54.06	4.8	$3,815
Granted	129	42.76			$15.44
Exercised	(11)	28.92		$171
Expired	(3)	48.51
Outstanding, March 31, 2013	1,252	$53.14	5.1	$4,805

Outstanding, January 1, 2014	1,180	$54.79	4.6	$1,300
Granted	147	35.19			$13.64
Exercised	(5)	35.71		$25
Expired	—	—
Outstanding, March 31, 2014	1,322	$52.68	5.0	$613

Exercisable, March 31, 2014	975	$57.41	3.5	$562

Expected to vest, March 31, 2014	329	$39.45	9.2	$47

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

As of March 31, 2014, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $4.5 million, which is expected to be recognized over a weighted average period of approximately 2.2 years.

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

Beginning in 2013, the performance-based restricted stock units to be issued under the Long-Term Performance Restricted Stock Unit Award Agreement (Performance Award Agreement) are determined based on (1) our achievement of specified non-GAAP EPS targets, as established by the Board at the beginning of each year for each of the calendar years contained in the performance periods (2-year and 3-year awards in 2013 and 3-year awards in subsequent years) (the performance condition) and (2) our total shareholder return (TSR) relative to the TSR attained by companies that are included in the Russell 3000 Index during the performance periods (the market condition). Compensation expense, net of forfeitures, is recognized on a straight-line basis, and the units vest upon achievement of the performance condition, provided participants are employed by Itron at the end of the respective performance periods. For U.S. participants who retire during the performance period, a pro-rated number of restricted stock units (based on the number of days of employment during the performance period) immediately vest based on the attainment of the performance goals as assessed after the end of the performance period.
Depending on the level of achievement of the performance condition, the actual number of shares to be earned ranges between 0% and 160% of the awards originally granted. At the end of the performance periods, if the performance conditions are achieved at or above threshold, the number of shares earned is further adjusted by a TSR multiplier payout percentage, which ranges between 75% and 125%, based on the market condition. Therefore, based on the attainment of the performance and market conditions, the actual number of shares that vest may range from 0% to 200% of the awards originally granted. Due to the presence of the TSR multiplier market condition, we utilize a Monte Carlo valuation model to determine the fair value of the awards at the grant date. This pricing model uses multiple simulations to evaluate the probability of our achievement of various stock price levels to determine our expected TSR performance ranking. The weighted-average assumptions used to estimate the fair value of performance-based restricted stock units awarded and the resulting weighted average fair-value are as follows:

	Three Months Ended March 31,
	2014	2013
Dividend yield	0.0%	0.0%
Expected volatility	30.9%	31.9%
Risk-free interest rate	0.2%	0.3%
Expected term (years)	1.4	2.5

Weighted-average fair value	$28.88	$44.93

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

The following table summarizes restricted stock unit activity for the three months ended March 31:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value(1)
	(in thousands)		(in thousands)
Outstanding, January 1, 2013	774
Granted (2)	237	$42.13
Released	(224)		$12,084
Forfeited	(7)
Outstanding, March 31, 2013	780

Outstanding, January 1, 2014	658
Granted (2)	308	$35.38
Released	(236)		$11,666
Forfeited	(3)
Outstanding, March 31, 2014	727

Vested but not released, March 31, 2014	8		$300

Expected to vest, March 31, 2014	605		$21,503

(1)
The aggregate intrinsic value is the market value of the stock, before applicable income taxes, based on the closing price on the stock release dates or at the end of the period for restricted stock units expected to vest.

(2)
Restricted stock units granted in 2013 and 2014 do not include awards under the Performance Award Agreement for the respective years, as these awards are not granted until attainment of annual performance goals has been determined at the conclusion of the performance period, which had not occurred as of March 31, 2013 and 2014, respectively.

At March 31, 2014, unrecognized compensation expense on restricted stock units was $23.5 million, which is expected to be recognized over a weighted average period of approximately 2.1 years.

Unrestricted Stock Awards
We grant unrestricted stock awards to members of our Board of Directors as part of their compensation. Awards are fully vested and expensed when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of grant.

The following table summarizes unrestricted stock award activity for the three months ended March 31:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share data)
Shares of unrestricted stock granted	6	4

Weighted average grant date fair value per share	$40.63	$45.43

Employee Stock Purchase Plan
Under the terms of the ESPP, employees can deduct up to 10% of their regular cash compensation to purchase our common stock at a discount from the fair market value of the stock at the end of each fiscal quarter, subject to other limitations under the plan. The sale of the stock to the employees occurs at the beginning of the subsequent quarter. Effective October 1, 2013, we changed the terms of the ESPP to reduce the discount from 15% to 5% from the fair market value of the stock at the end of each fiscal quarter. As a result of this change, the ESPP is no longer considered compensatory, and no compensation expense is recognized for future sales of our common stock to employees. Prior to October 1, 2013, the plan was considered compensatory.

The following table summarizes ESPP activity for the three months ended March 31:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share data)
Shares of stock sold to employees(1)	14	20

Weighted average fair value per ESPP award(2)	$—	$6.96

(1)	Stock sold to employees during each fiscal quarter under the ESPP is associated with the offering period ending on the last day of the previous fiscal quarter.

(2)	Effective October 1, 2013, the ESPP is no longer compensatory, and therefore the weighted average fair value per award is not applicable for the three months ended March 31, 2014.

There were approximately 492,000 shares of common stock available for future issuance under the ESPP at March 31, 2014.
Note 10:    Income Taxes

Our tax provisions as a percentage of income (loss) before tax typically differ from the federal statutory rate of 35%, and may vary from period to period, due to fluctuations in the forecast mix of earnings in domestic and international jurisdictions, new or revised tax legislation and accounting pronouncements, tax credits, state income taxes, adjustments to valuation allowances, and uncertain tax positions, among other items.

Our tax benefit for the first three months of 2014 was higher than the federal statutory benefit of 35% due to discrete tax benefits recognized.

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

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense recognized were as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net interest and penalties expense (benefit)	$(543)	$171

Accrued interest and penalties recorded were as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Accrued interest	$1,846	$2,078
Accrued penalties	2,808	3,075

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate were as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Unrecognized tax benefits related to uncertain tax positions	$29,068	$28,615
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	27,833	27,694

We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $2.0 million within the next twelve months due to the expiration of the statute of limitations. At March 31, 2014, we are not able to reasonably estimate the timing of future cash flows related to our uncertain tax positions.

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

Our available lines of credit, outstanding standby LOCs, and bonds were as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Credit facilities(1)
Multicurrency revolving line of credit	$660,000	$660,000
Long-term borrowings	(95,000)	(120,000)
Standby LOCs issued and outstanding	(47,336)	(49,491)
Net available for additional borrowings and LOCs	$517,664	$490,509

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$127,181	$115,269
Standby LOCs issued and outstanding	(32,882)	(31,714)
Short-term borrowings(2)	(2,058)	(4,252)
Net available for additional borrowings and LOCs	$92,241	$79,303

Unsecured surety bonds in force	$145,292	$186,446

(1)	Refer to Note 6 for details regarding our secured credit facilities.

(2)	Short-term borrowings are included in "Other current liabilities" on the Consolidated Balance Sheets.

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

In 2010 and 2011, Transdata Incorporated (Transdata) filed lawsuits against four of our customers, CenterPoint Energy (CenterPoint), TriCounty Electric Cooperative, Inc. (Tri-County), San Diego Gas & Electric Company (San Diego), and Texas-New Mexico Power Company (TNMP), as well as several other utilities, alleging infringement of three patents owned by Transdata related to the use of an antenna in a meter. Pursuant to our contractual obligations with our customers, we agreed, subject to certain exceptions, to indemnify and defend them in these lawsuits. The complaints seek unspecified damages as well as injunctive relief. CenterPoint, Tri-County, San Diego, and TNMP have denied all of the substantive allegations and filed counterclaims seeking a declaratory judgment that the patents are invalid and not infringed. In December 2011, the Judicial Panel on Multi-District Litigation consolidated all of these cases in the Western District of Oklahoma for pretrial proceedings. On April 17, 2011, the Oklahoma court stayed the litigation pending the resolution of re-examination proceedings in the United States Patent and Trademark Office (U.S. PTO). The U.S. PTO has issued re-examination certificates confirming the patentability of the original claims and allowing certain new claims added by TransData. The parties conducted a claim construction hearing on February 5, 2013 on one claim term -- "electric meter circuitry." After initially adopting defendants' proposed construction of the term, the Court granted TransData's motion for reconsideration by order of June 25, 2013, and has adopted TransData's proposed construction. On October 1, 2013, the Court issued an order construing other claim terms. Fact discovery is currently scheduled to close on June 29, 2014, with experts' reports to follow. No trials are scheduled. We do not believe this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which such a loss is recognized.

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

On October 31, 2013, we received a claim from one of our customers relating to alleged defects in meters sold to this customer since the year 2000. The customer asserts that it should be compensated for product and other related costs. We have engaged the customer in discussions to determine the factual basis for the claim. Since the discussions and related analysis are at an early stage, we are not yet able to estimate a potential range of loss. Currently, we do not believe that the outcome of this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which such a loss is recognized.

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Beginning balance	$45,146	$53,605
New product warranties	1,231	861
Other changes/adjustments to warranties	2,093	2,027
Claims activity	(2,631)	(5,099)
Effect of change in exchange rates	185	(640)
Ending balance	46,024	50,754
Less: current portion of warranty	21,989	25,150
Long-term warranty	$24,035	$25,604

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to extended warranty contracts, and other changes and adjustments to warranties. Warranty expense for the three months ended March 31 was as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Total warranty expense	$3,324	$2,888

Unearned Revenue Related to Extended Warranty
A summary of changes to unearned revenue for extended warranty contracts is as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Beginning balance	$33,528	$31,960
Unearned revenue for new extended warranties	848	961
Unearned revenue recognized	(669)	(470)
Effect of change in exchange rates	(117)	(88)
Ending balance	33,590	32,363
Less: current portion of unearned revenue for extended warranty	2,424	2,285
Long-term unearned revenue for extended warranty within other long-term obligations	$31,166	$30,078

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

Plan costs were as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Plan costs	$6,263	$4,838

The IBNR accrual, which is included in wages and benefits payable, was as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
IBNR accrual	$2,075	$2,206

Our IBNR accrual and expenses may fluctuate due to the number of plan participants, claims activity, and deductible limits. For our employees located outside of the United States, health benefits are provided primarily through governmental social plans, which are funded through employee and employer tax withholdings.
Note 12:    Restructuring

2013 Projects
On September 10, 2013, our management approved new projects to restructure our operations to improve profitability and increase efficiencies. These restructuring projects will reduce headcount and close or consolidate several manufacturing and office facilities. Overall, we expect to reduce our work force by approximately 9%.

We began implementing these projects in the third quarter of 2013, and we expect to substantially complete these projects by December 31, 2014. Certain aspects of the projects are subject to a variety of labor and employment laws, rules, and regulations, which could result in a delay in implementing the projects at some locations.

During the three months ended March 31, 2014, the total expected costs increased $5.8 million from our December 31, 2013 expected costs. This increase was primarily a result of additional workforce reductions from the planned consolidation of certain corporate functions, partially offset by lower than expected severance costs in the Electricity and Gas segments.

The total expected restructuring costs, the restructuring costs recognized during the three months ended March 31, 2014, and the remaining expected restructuring costs as of March 31, 2014 were as follows:

	Total Expected Costs at March 31, 2014	Costs Recognized in Prior Periods	Costs Recognized During the Three Months Ended March 31, 2014	Remaining Costs to be Recognized at March 31, 2014
	(in thousands)
Employee severance costs	$33,381	$29,186	$4,195	$—
Asset impairments	1,232	1,232	—	—
Other restructuring costs	2,510	681	1,329	500
Total	$37,123	$31,099	$5,524	$500

Segments:
Electricity	$23,526	$24,056	$(530)	$—
Gas	4,066	4,369	(303)	—
Water	2,514	1,957	557	—
Corporate unallocated	7,017	717	5,800	500
Total	$37,123	$31,099	$5,524	$500

The following table summarizes the activity within the restructuring related balance sheet accounts during the three months ended March 31, 2014:

	Accrued Employee Severance	Asset Impairments & Net Loss on Sale or Disposal	Other Accrued Costs	Total
	(in thousands)
Beginning balance, January 1, 2014	$32,709	$—	$3,632	$36,341
Costs incurred and charged to expense	4,195	—	1,329	5,524
Cash payments	(3,675)	—	(88)	(3,763)
Non-cash items	—	—	—	—
Effect of change in exchange rates	(124)	—	9	(115)
Ending balance, March 31, 2014	$33,105	$—	$4,882	$37,987

Other restructuring costs include expenses to exit facilities, such as costs to relocate inventory and equipment and contract cancellation costs, once the operations in those facilities have ceased. Costs associated with restructuring activities are generally presented as restructuring expense in the Consolidated Statements of Operations, except for certain costs associated with inventory write-downs, which are classified within cost of revenues, and accelerated depreciation expense, which is recognized according to the use of the asset.

The current portions of the restructuring related liability balances were $32.0 million and $30.3 million as of March 31, 2014 and December 31, 2013, respectively. The current portion of the liability is classified within "Other current liabilities" on the Consolidated Balance Sheets. The long-term portions of the restructuring related liability balances were $6.0 million as of March 31, 2014 and December 31, 2013. The long-term portion of the restructuring liability is classified within "Other long-term obligations" on the Consolidated Balance Sheets.

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

As of June 30, 2013, we had substantially completed these restructuring projects, resulting in approximately $74.1 million of restructuring expense, which was recognized from the fourth quarter of 2011 through the second quarter of 2013.

Note 13:    Other Comprehensive Income (Loss)

OCI is reflected as a net increase (decrease) to Itron, Inc. shareholders’ equity and is not reflected in our results of operations. The before-tax amount, income tax (provision) benefit, and net-of-tax amount related to each component of other comprehensive income (loss) during the reporting periods were as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Before-tax amount
Foreign currency translation adjustment	$(3,523)	$(27,447)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(155)	(92)
Net hedging loss (gain) reclassified into net income	418	—
Pension plan benefits liability adjustment	139	(546)
Total other comprehensive income (loss), before tax	(3,121)	(28,085)

Tax (provision) benefit
Foreign currency translation adjustment	149	(3,848)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	60	19
Net hedging loss (gain) reclassified into net income	(160)	—
Pension plan benefits liability adjustment	(42)	166
Total other comprehensive income (loss) tax (provision) benefit	7	(3,663)

Net-of-tax amount
Foreign currency translation adjustment	(3,374)	(31,295)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(95)	(73)
Net hedging loss (gain) reclassified into net income	258	—
Pension plan benefits liability adjustment	97	(380)
Total other comprehensive income (loss), net of tax	$(3,114)	$(31,748)

The changes in the components of accumulated other comprehensive income (loss) (AOCI), net of tax, were as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Plan Benefit Liability Adjustments	Total
	(in thousands)
Balances at January 1, 2013	$(3,313)	$(1,689)	$(14,380)	$(15,002)	$(34,384)
OCI before reclassifications	(31,295)	(73)	—	(566)	(31,934)
Amounts reclassified from AOCI	—	—	—	186	186
Total other comprehensive income (loss)	(31,295)	(73)	—	(380)	(31,748)
Balances at March 31, 2013	$(34,608)	$(1,762)	$(14,380)	$(15,382)	$(66,132)

Balances at January 1, 2014	$3,799	$(1,256)	$(14,380)	$(9,885)	$(21,722)
OCI before reclassifications	(3,374)	(95)	—	(2)	(3,471)
Amounts reclassified from AOCI	—	258	—	99	357
Total other comprehensive income (loss)	(3,374)	163	—	97	(3,114)
Balances at March 31, 2014	$425	$(1,093)	$(14,380)	$(9,788)	$(24,836)

Details about the AOCI components reclassified to the Consolidated Statements of Operations during the reporting periods are as follows:

	Amount Reclassified from AOCI(1)
	Three Months Ended March 31,		Affected Line Item in the Income Statement
	2014	2013
	(in thousands)
Amortization of defined benefit pension items
Prior-service costs	$(18)	$(17)	(2)
Actuarial losses	(123)	(251)	(2)
Total, before tax	(141)	(268)	Income before income taxes
Tax benefit (provision)	42	82	Income tax provision
Total, net of tax	(99)	(186)	Net income

Total reclassifications for the period, net of tax	$(99)	$(186)	Net income

(1)	Amounts in parenthesis indicate debits to the Consolidated Statements of Operations.

(2)	These AOCI components are included in the computation of net periodic pension cost. Refer to Note 8 for additional details.

Refer to Note 7 for additional details related to derivative activities that resulted in reclassification of AOCI to the Consolidated Statements of Operations.
Note 14:    Fair Values of Financial Instruments

The fair values at March 31, 2014 and December 31, 2013 do not reflect subsequent changes in the economy, interest rates, and other variables that may affect the determination of fair value. The following table presents the fair values of our financial instruments as of the balance sheet dates:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Assets
Cash and cash equivalents	$146,327	$146,327	$124,805	$124,805
Foreign exchange forwards	126	126	41	41

Liabilities
Credit facility
USD denominated term loan	$253,125	$252,465	$258,750	$258,011
Multicurrency revolving line of credit	95,000	94,719	120,000	119,609
Interest rate swaps	1,768	1,768	2,031	2,031
Foreign exchange forwards	330	330	145	145

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

Note 15:    Segment Information

We operate under the Itron brand worldwide and manage and report under three operating segments, Electricity, Gas, and Water. Our Water operating segment includes both our global water and heat solutions.

In March 2013, we separated the management of our Energy operating segment into Electricity and Gas to allow each business line to develop its own go-to-market strategy, prioritize its marketing and product development requirements, and focus on its strategic investments. Our sales, marketing, and delivery functions are managed under three business lines - Electricity, Gas, and Water. Our product development and manufacturing operations are now managed on a worldwide basis to promote a global perspective in our operations and processes while maintaining alignment with the business lines. The transition to the new organizational structure, including changes to operations and financial reporting systems, was completed in the fourth quarter of 2013. Our historical segment information for the three months ended March 31, 2013 has been recast to reflect our new operating segments.

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

Water
Standard water and heat meters; advanced and smart water meters and communication modules; smart heat meters; advanced systems including handheld, mobile, and fixed network collection technologies; meter data management software; knowledge application solutions; and professional services including implementation, installation, consulting, analysis, and system management.

Revenues, gross profit, and operating income associated with our segments were as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenues
Electricity	$180,218	$175,763
Gas	146,109	136,915
Water	148,468	134,858
Total Company	$474,795	$447,536

Gross profit
Electricity	$42,740	$44,912
Gas	58,406	50,642
Water	53,389	44,569
Total Company	$154,535	$140,123

Operating income (loss)
Electricity	$(22,969)	$(19,050)
Gas	25,724	19,530
Water	20,643	12,575
Corporate unallocated	(18,859)	(10,708)
Total Company	4,539	2,347
Total other income (expense)	(5,310)	(2,094)
Income (loss) before income taxes	$(771)	$253

For the three months ended March 31, 2014 and March 31, 2013, no single customer represented more than 10% of total Company or the Electricity, Gas, or Water operating segment revenues.

Revenues by region were as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
United States and Canada	$200,370	$177,206
Europe, Middle East, and Africa	223,504	211,895
Other	50,921	58,435
Total revenues	$474,795	$447,536

Depreciation and amortization expense associated with our segments was as follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Electricity	$12,767	$11,630
Gas	6,649	6,841
Water	6,094	6,269
Corporate Unallocated	82	17
Total Company	$25,592	$24,757

ITEM 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes included in this report and with our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (SEC) on February 26, 2014.

Documents we provide to the SEC are available free of charge under the Investors section of our website at www.itron.com as soon as practicable after they are filed with or furnished to the SEC. In addition, these documents are available at the SEC’s website (http://www.sec.gov), at the SEC’s Headquarters at 100 F Street, NE, Washington, DC 20549, or by calling 1-800-SEC-0330.

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, revenues, earnings growth, liquidity, and other items. This document reflects our current plans and expectations and is based on information currently available as of the date of this Quarterly Report on Form 10-Q. When we use the words “expect,” “intend,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “future,” “objective,” “may,” “will,” “will continue,” and similar expressions, they are intended to identify forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. These assumptions and estimates could be inaccurate and cause our actual results to vary materially from expected results. Risks and uncertainties include 1) the rate and timing of customer demand for our products, 2) rescheduling or cancellations of current customer orders and commitments, 3) changes in estimated liabilities for product warranties and/or litigation, 4) our dependence on customers' acceptance of new products and their performance, 5) competition, 6) changes in domestic and international laws and regulations, 7) changes in foreign currency exchange rates and interest rates, 8) international business risks, 9) our own and our customers' or suppliers' access to and cost of capital, 10) future business combinations, and 11) other factors. You should not solely rely on these forward-looking statements as they are only valid as of the date of this Quarterly Report on Form 10-Q. We do not have any obligation to publicly update or revise any forward-looking statement in this document. For a more complete description of these and other risks, refer to Item 1A: “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the SEC on February 26, 2014.

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

We operate under the Itron brand worldwide and manage and report under three operating segments - Electricity, Gas, and Water.
In March 2013, we separated the management of our Energy operating segment into Electricity and Gas to allow each business line to develop its own go-to-market strategy, prioritize its marketing and product development requirements, and focus on its strategic investments. Our sales, marketing, and delivery functions are managed under our three business lines - Electricity, Gas, and Water. Our product development and manufacturing operations are now managed on a worldwide basis to promote a global perspective in our operations and processes and still maintain alignment with the business lines. The transition to the new organizational structure, including changes to operations and financial reporting systems, was completed in the fourth quarter of 2013. Our historical segment information for the three months ended March 31, 2013 has been recast to reflect our new operating segments.

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

Overview

Revenues for the three months ended March 31, 2014 were $475 million, compared with $448 million in the same period last year. The increase in 2014 was the result of higher revenues in all three segments. Gross margin for the three months ended

March 31, 2014 was 32.5%, compared with gross margins of 31.3% for the same period in 2013. The higher margins were the result of higher volumes and more favorable mix of products in the Gas and Water segments.

Our tax benefit for the first three months of 2014 was higher than the federal statutory benefit of 35% due to discrete tax benefits recognized. Our tax benefit for the first three months of 2013 reflects the favorable discrete tax benefit for the retroactive extension of the 2012 research and experimentation credit in the amount of $4.0 million. The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013 and extended several business tax provisions including the research and experimentation credit. Our annual estimated effective tax rate for 2013 was favorably impacted by a higher percentage of projected earnings in foreign jurisdictions with tax rates below 35%, the benefit of certain interest expense deductions, and an election under U.S. Internal Revenue Code Section 338 with respect to a foreign acquisition in 2007.

Bookings during the first quarter of 2014 include a $279 million booking for a significant project in our Electricity operating segment. Total backlog was $1.3 billion and twelve-month backlog was $614 million at March 31, 2014.

On February 7, 2014, Itron's Board of Directors authorized a new repurchase program of up to $50 million in shares of our common stock over a 12-month period; this program took effect following the expiration of the previous stock repurchase program on March 7, 2014. Repurchases are made in the open market or in privately negotiated transactions and in accordance with applicable securities laws. Refer to Part II, Item 2: "Unregistered Sales of Equity Securities and Use of Proceeds" for additional information related to our share repurchase program.

Total Company Revenues, Gross Profit and Margin, and Unit Shipments

	Three Months Ended March 31,
	2014	2013	% Change
	(in thousands)
Revenues	$474,795	$447,536	6%
Gross Profit	$154,535	$140,123	10%
Gross Margin	32.5%	31.3%

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenues by Region
United States and Canada (North America)	$200,370	$177,206
Europe, Middle East, and Africa (EMEA)	223,504	211,895
Other	50,921	58,435
Total revenues	$474,795	$447,536

Meter and Module Summary
We classify meters into three categories:

•	Standard metering – no built-in remote reading communication technology

•	Advanced metering – one-way communication of meter data

•	Smart metering – two-way communication including remote meter configuration and upgrade (consisting primarily of our OpenWay® technology)

In addition, advanced and smart meter communication modules can be sold separately from the meter.

Our revenue is driven significantly by sales of meters and communication modules. A summary of our meter and communication module shipments is as follows:

	Three Months Ended March 31,
	2014	2013
	(units in thousands)
Meters
Standard	4,850	4,440
Advanced and smart	1,520	1,630
Total meters	6,370	6,070

Stand-alone communication modules
Advanced and smart	1,350	1,340

Revenues
Revenues increased $27.3 million or 6%, for the three months ended March 31, 2014, compared with the same period in 2013. This increase was driven by higher revenues in all segments, with the largest increase, both in dollars and percentage points, occurring in the Water segment. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

No single customer accounted for more than 10% of total Company revenues during the three months ended March 31, 2014 and March 31, 2013. Our 10 largest customers accounted for 20% of total revenues during the first quarters ended March 31, 2014 and 2013, respectively.

Gross Margins
Gross margin for the first quarter of 2014 was 32.5%, compared with 31.3% for the same period in 2013. Margins increased in the Gas and Water segments but declined in the Electricity segment. The higher margins in the Gas and Water segments were primarily the result of more favorable product mix, which is due to higher volumes of products with higher margins as a proportion of total sales, and improved absorption as a result of increased volumes. The Electricity segment gross margin declined because of lower volumes; less favorable product mix, which is due to higher volumes of products with lower margins as a proportion of total sales; and increased warranty expense. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

Operating Segment Results

For a description of our operating segments, refer to Item 1: “Financial Statements Note 15: Segment Information”.

	Three Months Ended March 31,
	2014	2013	% Change
Segment Revenues	(in thousands)
Electricity	$180,218	$175,763	3%
Gas	146,109	136,915	7%
Water	148,468	134,858	10%
Total revenues	$474,795	$447,536	6%

	Three Months Ended March 31,
	2014		2013
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(in thousands)		(in thousands)
Electricity	$42,740	23.7%	$44,912	25.6%
Gas	58,406	40.0%	50,642	37.0%
Water	53,389	36.0%	44,569	33.0%
Total gross profit and margin	$154,535	32.5%	$140,123	31.3%

	Three Months Ended March 31,
	2014		2013
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss) and Operating Margin	(in thousands)		(in thousands)
Electricity	$(22,969)	(13)%	$(19,050)	(11)%
Gas	25,724	18%	19,530	14%
Water	20,643	14%	12,575	9%
Corporate unallocated	(18,859)		(10,708)
Total Company	$4,539	1%	$2,347	1%

Electricity:

Revenues - Three months ended March 31, 2014 vs. Three months ended March 31, 2013
Electricity revenues increased $4.5 million, or 3%, for the three months ended March 31, 2014, compared with the same period in 2013. Revenues in 2014 were higher primarily due to increased product shipments and higher professional services in North America, the impact of which was partially offset by lower volumes of prepayment meters in Asia/Pacific. The net translation effect of our operations denominated in foreign currencies into U.S. dollars negatively impacted Electricity revenues by $4.4 million in 2014.

No single customer accounted for more than 10% of the Electricity operating segment revenues during the three months ended March 31, 2014 and 2013.

Gross Margin - Three months ended March 31, 2014 vs. Three months ended March 31, 2013
Electricity gross margin was 23.7% for the three months ended March 31, 2014, compared with 25.6% for the first three months in 2013. During the first quarter of 2014, gross margin decreased 190 basis points over the prior year, primarily as the result of less favorable product mix, lower volumes of standard and prepayment meters, and higher warranty expense, partially offset by higher volumes of smart meters.

Operating Expenses - Three months ended March 31, 2014 vs. Three months ended March 31, 2013
Electricity operating expenses increased $1.7 million, or 3%, for the three months ended March 31, 2014, compared with the same period in 2013 primarily as a result of $2.5 million in higher litigation expenses and $1.0 million in goodwill impairment, offset partially by lower sales and marketing and product development expenses. Operating expenses for sales and marketing, product development, general and administrative, and amortization of intangible assets as a percentage of revenues were 36% in 2014 and 37% in 2013.

Gas:

Revenues - Three months ended March 31, 2014 vs. Three months ended March 31, 2013
Gas revenues increased $9.2 million, or 7%, for the three months ended March 31, 2014, compared with the first quarter of 2013, primarily driven by North America, which had an increase of $10.4 million of product shipments partially offset by $2.4 million of lower professional services.

No single customer accounted for more than 10% of the Gas operating segment revenues during the three months ended March 31, 2014 and 2013.

Gross Margin - Three months ended March 31, 2014 vs. Three months ended March 31, 2013
Gas gross margin was 40.0% for the three months ended March 31, 2014, compared with 37.0% for first quarter in 2013. The increase was driven by higher volumes and more favorable product mix in North America, as well as lower warranty costs across the Gas business.

Operating Expenses - Three months ended March 31, 2014 vs. Three months ended March 31, 2013
Gas operating expenses increased $1.6 million, or 5.0%, for the three months ended March 31, 2014, compared with the same period in 2013. This was due primarily to higher product development costs in 2014. Operating expenses for sales and marketing, product development, general and administrative, and amortization of intangible assets as a percentage of revenues were 23% in 2014 and 2013.

Water:

Revenues - Three months ended March 31, 2014 vs. Three months ended March 31, 2013
Revenues increased $13.6 million, or 10%, for the three months ended March 31, 2014, compared with the first quarter of 2013. This increase was primarily due to $11.6 million in higher product volume, including heat products, in EMEA and by $2.2 million in increased shipments in Latin America.

No single customer represented more than 10% of the Water operating segment revenues during the three months ended March 31, 2014 and 2013.

Gross Margin - Three months ended March 31, 2014 vs. Three months ended March 31, 2013
Water gross margin increased to 36.0% for the three months ended March 31, 2014, compared with 33.0% for the same period last year, primarily as the result of a decrease in professional services in North America, which have a lower gross margin, along with increased product volumes in North America and Latin America.

Operating Expenses - Three months ended March 31, 2014 vs. Three months ended March 31, 2013
Operating expenses for the three months ended March 31, 2014 increased by $0.8 million, or 2%, over the first quarter of 2013, primarily as the result of increased share of allocated costs. Operating expenses for sales and marketing, product development, general and administrative, and amortization of intangible assets as a percentage of revenues were 22% in 2014 and 23% in 2013.

Corporate unallocated:

Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses increased by $8.2 million in the three months ended March 31, 2014, due to increased restructuring costs of $4.2 million during the first quarter 2014 as compared with the same period of 2013, as well as higher professional services costs.

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

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
	(in millions)
March 31, 2014	$745	$1,333	$614
December 31, 2013	527	1,068	549
September 30, 2013	457	1,055	582
June 30, 2013	515	1,058	558
March 31, 2013	447	1,029	565

Information on bookings by our operating segments is as follows:

Quarter Ended	Total Bookings	Electricity	Gas	Water
	(in millions)
March 31, 2014	$745	$463	$135	$147
December 31, 2013	527	192	142	193
September 30, 2013	457	167	167	123
June 30, 2013	515	256	109	150
March 31, 2013	447	171	134	142

Bookings during the first quarter of 2014 include a $279 million booking for a significant project in our Electricity operating segment.

Operating Expenses

	Three Months Ended March 31,
	2014	% of Revenues	2013	% of Revenues
	(in thousands)		(in thousands)
Sales and marketing	$47,609	10%	$48,216	11%
Product development	44,409	10%	44,208	10%
General and administrative	40,407	9%	33,595	8%
Amortization of intangible assets	11,070	2%	10,744	2%
Restructuring	5,524	1%	1,013	—%
Goodwill impairment	977	—%	—	—%
Total operating expenses	$149,996	32%	$137,776	31%

Operating expenses increased $12.2 million for the three months ended March 31, 2014, primarily due to increased restructuring costs associated with the 2013 Projects, litigation reserves, which are included within general and administrative operating expense, and goodwill impairment.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Interest income	$97	$1,061
Interest expense	(2,505)	(1,925)
Amortization of prepaid debt fees	(404)	(413)
Other income (expense), net	(2,498)	(817)
Total other income (expense)	$(5,310)	$(2,094)

Interest income: Interest income is generated from our cash and cash equivalents balances and certain deposits on hand with third parties. Interest income declined during the three months ended March 31, 2014 as interest rates remained low, and we recognized interest on deposits with government entities related to tax contingencies in 2013.

Interest expense: Interest expense for the three months ended March 31, 2014 increased due to the impact of interest rate swaps, which became effective during the third quarter of 2013 and a higher interest rate margin on the credit facility, offset partially by lower debt outstanding. Average total debt outstanding was $375.0 million and $416.7 million for the quarters ended March 31, 2014 and 2013, respectively.

Amortization of prepaid debt fees: Amortization of prepaid debt fees for the three months ended March 31, 2014 remained consistent with the same period in 2013. Refer to Item 1: “Financial Statements Note 6: Debt” for additional details related to our long-term borrowings.

Other income (expense), net: Other expenses, net, consist primarily of unrealized and realized foreign currency gains and losses from balances denominated in currencies other than the reporting entity's functional currency and other non-operating income (expenses). As a result of currency movements in certain markets in which we do business, foreign currency losses, net of hedging, were $2.1 million for the three months ended March 31, 2014, compared with net foreign currency losses of $594,000 in the same period in 2013.

Financial Condition

Cash Flow Information:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Operating activities	$66,761	$595
Investing activities	(8,397)	(15,569)
Financing activities	(35,507)	(17,243)
Effect of exchange rates on cash and cash equivalents	(1,335)	(2,633)
Increase (decrease) in cash and cash equivalents	$21,522	$(34,850)

Cash and cash equivalents was $146.3 million at March 31, 2014, compared with $124.8 million at December 31, 2013.

Operating activities
Cash provided by operating activities during the three months ended March 31, 2014 was $66.2 million higher than during the same period in 2013. This increase was primarily due to invoice timing, resulting in $37.8 million of decreased payments in accounts payable during the first quarter of 2014 compared with the first quarter of 2013, as well as $7.0 million in increased collections of accounts receivable and $3.0 million in increased receipts of unearned revenue.

Investing activities
Cash used in investing activities during the three months ended March 31, 2014 was $7.2 million lower compared with the same period in 2013, primarily due to a decline in the acquisition of property, plant, and equipment of $6.2 million.

Financing activities
Net cash used in financing activities during the three months ended March 31, 2014 was $18.3 million higher, compared with the same period in 2013, primarily as a result of $11.9 million in increased debt repayments and $2.7 million higher repurchases of our common stock. Refer to Part II, Item 2: "Unregistered Sale of Equity Securities and Use of Proceeds" for additional details related to our share repurchase program.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations for the three months ended March 31, 2014 was a decrease of $1.3 million, compared with a decrease of $2.6 million for the same period in 2013.

Off-balance sheet arrangements:

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at March 31, 2014 and December 31, 2013 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Liquidity and Capital Resources:

Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital, which represents current assets less current liabilities, was $328.2 million at March 31, 2014, compared with $344.4 million at December 31, 2013.

Borrowings
Our credit facility consists of a $300 million U.S. dollar term loan and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $660 million. At March 31, 2014, $95.0 million was outstanding under the revolver, and $47.3 million was utilized by outstanding standby letters of credit, resulting in $517.7 million available for additional borrowings.

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

Share Repurchase
On March 8, 2013, the Board authorized a twelve-month repurchase program of up to $50 million in shares of our common stock. The March 8, 2013 authorization expired on March 7, 2014. From January 1, 2014 through March 7, 2014, we repurchased 75,203 shares of our common stock, totaling $2.9 million.

On February 7, 2014, the Board authorized a twelve-month repurchase program of up to $50 million in shares of our common stock, to begin on March 8, 2014, upon the expiration of the previous stock repurchase program. From March 8, 2014 through March 31, 2014, we have not repurchased any shares of our common stock, and $50.0 million remains under the current repurchase program.

Repurchases are made in the open market or in privately negotiated transactions and in accordance with applicable securities laws. Refer to Part II, Item 2: "Unregistered Sales of Equity Securities and Use of Proceeds" for additional information related to our share repurchase program.

Restructuring
During the third quarter of 2013, we announced the approval of projects to restructure our operations to improve profitability and increase efficiencies. These restructuring projects will reduce headcount and close or consolidate several manufacturing and office facilities.

We began implementing these projects in the third quarter of 2013, and we expect to substantially complete these projects by December 31, 2014. Certain projects are subject to a variety of labor and employment laws, rules, and regulations, which could result in a delay in implementing the projects at some locations. This may delay the completion of the restructuring projects beyond December 31, 2014. During the three months ended March 31, 2014, the total expected costs increased $5.8 million from our December 31, 2013 expected costs. This increase was primarily a result of additional workforce reductions from the planned consolidation of certain corporate functions, offset by lower than expected severance costs in the Electricity and Gas segments. At March 31, 2014, the current and long-term portions of the restructuring related liability balances were $32.0 million and $6.0 million, respectively. For further details regarding our restructuring activities, refer to Item 1: “Financial Statements, Note 12: Restructuring.”

Other Liquidity Considerations
We have tax credits and net operating loss carryforwards in various jurisdictions that are available to reduce cash taxes. However, utilization of tax credits and net operating losses are limited in certain jurisdictions. Based on current projections, we expect to pay, net of refunds, approximately $1.8 million in U.S federal taxes, and $18.1 million in local and foreign taxes in 2014. For a discussion of our tax provision and unrecognized tax benefits, see Item 1: “Financial Statements, Note 10: Income Taxes.”

As of March 31, 2014, there was $39.5 million of cash and short-term investments held by foreign subsidiaries that could be repatriated to fund U.S. operations, and additional tax costs may be required. We do not provide U.S. deferred taxes related to the cash in these foreign subsidiaries because our investment is considered permanent in duration. Tax is one of the many factors that we consider in the management of global cash. Included in the determination of the tax costs in repatriating foreign cash into the United States are the amount of earnings and profits in a particular jurisdiction, withholding taxes that would be imposed, and available foreign tax credits. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

In several of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc, we consolidate them because we have a greater than 50% ownership interest or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. Approximately $23.1 million of our consolidated cash balance at March 31, 2014 resides in our joint venture entities. As a result, the minority shareholders of these entities control their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from these entities.

For a description of our funded and unfunded non-U.S. defined benefit pension plans and our expected 2014 contributions, refer to Item 1: “Financial Statements, Note 8: Defined Benefit Pension Plans.”

For a description of our bonus and profit sharing plans, including the amounts accrued at March 31, 2014 and the expected timing of payment, refer to Bonus and Profit Sharing within Critical Accounting Estimates below.

General Liquidity Overview
We expect to grow through a combination of internal new product development, licensing technology from and to others, distribution agreements, partnering arrangements, and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings, and the sale of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the next 12 months and into the foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the electricity, gas, and water industries, competitive pressures, changes in estimated liabilities for product warranties and/or litigation, future business combinations, capital market fluctuations, international risks, and other factors described under “Risk Factors” within Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the SEC on February 26, 2014, as well as “Quantitative and Qualitative Disclosures About Market Risk” within Item 3 of Part I included in this Quarterly Report on Form 10-Q.

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

Income Taxes
The calculation of our annual estimated effective tax rate requires significant judgment and is subject to several factors, including fluctuations in the forecast mix of earnings in domestic and international jurisdictions, new or revised tax legislation and accounting pronouncements, tax credits, state income taxes, adjustments to valuation allowances, and uncertain tax positions, among other items.

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

Goodwill is assigned to our reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics, including the forecast discounted cash flows associated with each reporting unit. The reporting units are aligned with our reporting segments, effective in the fourth quarter of 2013.

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

Based on our qualitative analysis as of October 1, 2013, we determined that it was more likely than not that the fair value of the Gas and Water reporting units exceeded their respective carrying values. As a result, it was not necessary to complete the two-step impairment test for those reporting units. However, during the fourth quarter of 2013 in conjunction with our annual goodwill impairment test, we recognized a goodwill impairment of $173.2 million in our Electricity reporting unit as the result of delays in global smart grid projects and lower volumes and pricing pressures in certain regions in Europe and Asia/Pacific. The revised forecast for the Electricity business drove a decrease in the fair value of the reporting unit. Upon finalizing our 2013 goodwill analysis late in the year-end reporting process, we determined $977,000 of additional goodwill impairment expense should have been recognized. See Item 1: “Financial Statements, Note 5: Goodwill.” for further information regarding this adjustment.

The goodwill balance in the Electricity reporting unit before and after the goodwill impairment was as follows:

Reporting Unit	Before Impairment	Impairment	After Impairment
	(in thousands)
Electricity	$231,894	$174,226	$57,668

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

Our general funding policy for these qualified pension plans is to contribute amounts at least sufficient to satisfy funding standards of the respective countries for each plan. Refer to Item 1: “Financial Statements, Note 8: Defined Benefit Pension Plans” for our expected contributions for 2014.

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

Bonus and Profit Sharing
We have various employee bonus and profit sharing plans, which provide award amounts for the achievement of annual financial and nonfinancial targets. If management determines it probable that the targets will be achieved and the amounts can be reasonably estimated, a compensation accrual is recorded based on the proportional achievement of the financial and nonfinancial targets. Although we monitor and accrue expenses quarterly based on our estimated progress toward the achievement of the annual targets, the actual results at the end of the year may require awards that are significantly greater or less than the estimates made in earlier quarters. For the three months ended March 31, 2014, we accrued $7.7 million for such awards, compared with $5.3 million for the same periods in 2013. Awards are typically distributed in the first quarter of the following year.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and the weighted average interest rates at March 31, 2014. Weighted average variable rates in the table are based on implied forward rates in the Reuters U.S. dollar yield curve as of March 31, 2014 and our estimated leverage ratio, which determines our additional interest rate margin at March 31, 2014.

	2014	2015	2016	2017	2018	Total	Fair Value
	(in thousands)
Variable Rate Debt
Principal: U.S. dollar term loan	$20,625	$30,000	$202,500	$—	$—	$253,125	$252,465
Average interest rate	1.68%	2.07%	2.82%	—%	—%

Principal: Multicurrency revolving line of credit	$—	$—	$95,000	$—	$—	$95,000	$94,719
Average interest rate	1.68%	2.07%	2.82%	—%	—%

Interest rate swap on LIBOR-based debt
Average interest rate (Pay)	1.00%	1.00%	1.00%	—%	—%
Average interest rate (Receive)	0.18%	0.57%	1.32%	—%	—%
Net/Spread	(0.82)%	(0.43)%	0.32%	—%	—%

Based on a sensitivity analysis as of March 31, 2014, we estimate that, if market interest rates average one percentage point higher in 2014 than in the table above, our financial results in 2014 would not be materially impacted.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. As a result, over half of our revenues and operating expenses are denominated in foreign currencies, which expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in functional currencies other than the U.S. dollar were 60% of total revenues for the three months ended March 31, 2014, compared with 64% for the same respective period in 2013.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, non-functional currency monetary assets and liabilities are revalued, with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 126 contracts were entered into during the three months ended March 31, 2014) not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. The notional amounts of the contracts ranged from $283,000 to $12.4 million, offsetting our exposures from the euro, South African rand, Saudi riyal, Canadian dollar, Australian dollar, Chinese yuan renminbi, and various other currencies.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:	Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. At March 31, 2014, an evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2014, the Company’s disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

(b)
Changes in internal controls over financial reporting. While we are continuing the process of upgrading our global enterprise resource software systems, there have been no changes in our internal control over financial reporting during the three months ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings
Refer to Item 1: “Financial Statements, Note 11: Commitments and Contingencies”.

Item 1A:	Risk Factors
There were no material changes to risk factors during the first quarter of 2014 from those previously disclosed in Item 1A: "Risk Factors" of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the SEC on February 26, 2014.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Issuer Repurchase of Equity Securities
The table below summarizes information about the Company's purchases of its shares of common stock, based on settlement date, during the quarterly period ended March 31, 2014.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
January 1 through January 31	1,703	$40.00	1,703	$22,955
February 1 through February 28	73,500	39.18	73,500	20,075
March 1 through March 31	—	—	—	50,000
Total	75,203	$39.20	75,203

(1)
On February 7, 2014, the Board authorized a new repurchase program of up to $50 million of our common stock over a 12-month period, which took effect following the expiration of the previous stock repurchase program on March 7, 2014. Repurchases are made in the open market or in privately negotiated transactions, and in accordance with applicable securities laws. No shares were purchased outside of these plans.

(2)	Includes commissions.

Item 5:	Other Information

(a) No information was required to be disclosed in a report on Form 8-K during the first quarter of 2014 that was not reported.

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

ITRON, INC.

April 30, 2014	By:	/s/ STEVEN M. HELMBRECHT
Date		Steven M. Helmbrecht
Executive Vice President and Chief Financial Officer