Form 10-Q
period 2014-06-30
ITRON INC /WA/
filed 2014-08-06
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2014 there were outstanding 39,244,810 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1:     Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Revenues	$489,353	$482,175	$964,148	$929,711
Cost of revenues	326,312	322,587	646,572	630,000
Gross profit	163,041	159,588	317,576	299,711

Operating expenses
Sales and marketing	46,119	46,182	93,728	94,398
Product development	43,999	43,481	88,408	87,689
General and administrative	37,680	38,317	78,087	71,912
Amortization of intangible assets	11,109	10,247	22,179	20,991
Restructuring expense	(7,793)	3,385	(2,269)	4,398
Goodwill impairment	—	—	977	—
Total operating expenses	131,114	141,612	281,110	279,388

Operating income	31,927	17,976	36,466	20,323
Other income (expense)
Interest income	53	194	150	1,255
Interest expense	(2,913)	(2,336)	(5,822)	(4,674)
Other income (expense), net	(1,375)	(1,742)	(3,873)	(2,559)
Total other income (expense)	(4,235)	(3,884)	(9,545)	(5,978)

Income before income taxes	27,692	14,092	26,921	14,345
Income tax benefit (provision)	(7,848)	(1,896)	(7,195)	1,347
Net income	19,844	12,196	19,726	15,692
Net income (loss) attributable to noncontrolling interests	585	(203)	721	723
Net income attributable to Itron, Inc.	$19,259	$12,399	$19,005	$14,969

Earnings per common share - Basic	$0.49	$0.31	$0.48	$0.38
Earnings per common share - Diluted	$0.49	$0.31	$0.48	$0.38

Weighted average common shares outstanding - Basic	39,356	39,431	39,296	39,426
Weighted average common shares outstanding - Diluted	39,544	39,678	39,528	39,724
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net income	$19,844	$12,196	$19,726	$15,692
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7,995)	7,180	(11,369)	(24,120)
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	(383)	845	(478)	772
Net hedging loss (gain) reclassified into net income	264	—	522	—
Pension plan benefit liability adjustment	118	183	215	(197)
Total other comprehensive income (loss), net of tax	(7,996)	8,208	(11,110)	(23,545)
Total comprehensive income (loss), net of tax	11,848	20,404	8,616	(7,853)
Comprehensive income (loss) attributable to noncontrolling interests, net of tax:
Net income (loss) attributable to noncontrolling interests	585	(203)	721	723
Foreign currency translation adjustments	—	5	—	—
Amounts attributable to noncontrolling interests	585	(198)	721	723
Comprehensive income (loss) attributable to Itron, Inc.	$11,263	$20,602	$7,895	$(8,576)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$114,780	$124,805
Accounts receivable, net	369,473	356,709
Inventories	192,413	177,467
Deferred tax assets current, net	37,103	37,110
Other current assets	112,172	103,275
Total current assets	825,941	799,366

Property, plant, and equipment, net	234,840	246,820
Deferred tax assets noncurrent, net	64,641	58,880
Other long-term assets	31,862	33,027
Intangible assets, net	172,927	195,840
Goodwill	541,539	548,578
Total assets	$1,871,750	$1,882,511

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$209,080	$199,769
Other current liabilities	69,064	70,768
Wages and benefits payable	93,069	89,314
Taxes payable	14,172	10,700
Current portion of debt	30,000	26,250
Current portion of warranty	23,689	21,048
Unearned revenue	53,487	37,163
Total current liabilities	492,561	455,012

Long-term debt	297,500	352,500
Long-term warranty	18,860	24,098
Pension plan benefit liability	87,988	88,687
Deferred tax liabilities noncurrent, net	6,297	7,326
Other long-term obligations	84,608	81,917
Total liabilities	987,814	1,009,540

Commitments and contingencies

Equity
Preferred stock	—	—
Common stock	1,293,548	1,290,629
Accumulated other comprehensive loss, net	(32,832)	(21,722)
Accumulated deficit	(394,666)	(413,671)
Total Itron, Inc. shareholders' equity	866,050	855,236
Noncontrolling interests	17,886	17,735
Total equity	883,936	872,971
Total liabilities and equity	$1,871,750	$1,882,511
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Operating activities
Net income	$19,726	$15,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50,606	49,031
Stock-based compensation	9,454	10,122
Amortization of prepaid debt fees	808	829
Deferred taxes, net	(8,046)	(11,543)
Goodwill impairment	977	—
Restructuring expense, non-cash	—	27
Other adjustments, net	85	324
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(14,712)	(4,278)
Inventories	(16,801)	(25,124)
Other current assets	(9,103)	(9,408)
Other long-term assets	312	4,489
Accounts payable, other current liabilities, and taxes payable	12,360	(10,280)
Wages and benefits payable	4,473	(5,661)
Unearned revenue	16,560	10,497
Warranty	(2,864)	(1,797)
Other operating, net	3,356	(3,946)
Net cash provided by operating activities	67,191	18,974

Investing activities
Acquisitions of property, plant, and equipment	(19,403)	(28,895)
Business acquisitions, net of cash and cash equivalents acquired	—	(860)
Other investing, net	56	241
Net cash used in investing activities	(19,347)	(29,514)

Financing activities
Proceeds from borrowings	—	15,000
Payments on debt	(51,250)	(22,500)
Issuance of common stock	1,530	2,590
Repurchase of common stock	(7,164)	(16,126)
Other financing, net	1,204	2,220
Net cash used in financing activities	(55,680)	(18,816)

Effect of foreign exchange rate changes on cash and cash equivalents	(2,189)	(3,393)
Increase (decrease) in cash and cash equivalents	(10,025)	(32,749)
Cash and cash equivalents at beginning of period	124,805	136,411
Cash and cash equivalents at end of period	$114,780	$103,662

Non-cash transactions:
Property, plant, and equipment purchased but not yet paid	$2,445	$7,284

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$3,502	$8,200
Interest, net of amounts capitalized	4,911	3,804
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977. We provide a portfolio of products and services to utilities for the electricity, natural gas, and water markets throughout the world.

Financial Statement Preparation
The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2014 and 2013, the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013 of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed.

Certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the 2013 audited financial statements and notes included in our Annual Report on Form 10-K filed with the SEC on February 26, 2014. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

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

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset group may not be recoverable. Assets held for sale are classified within other current assets in the Consolidated Balance Sheets, are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Gains and losses from asset disposals and impairment losses are classified within the Consolidated Statements of Operations according to the use of the asset, except those gains and losses recognized in conjunction with our restructuring activities, which are classified within restructuring expense.

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

Restructuring
We record a liability for costs associated with an exit or disposal activity under a restructuring project at its fair value in the period in which the liability is incurred. Employee termination benefits considered postemployment benefits are accrued when the obligation is probable and estimable, such as benefits stipulated by human resource policies and practices or statutory requirements. One-time termination benefits are expensed at the date the employee is notified. If the employee must provide future service greater than 60 days, such benefits are expensed ratably over the future service period. For contract termination costs, we record a liability upon the termination of a contract in accordance with the contract terms or the cessation of the use of the rights conveyed by the contract, whichever occurs later.

Asset impairments associated with a restructuring project are determined at the asset group level. An impairment may be recorded for assets that are to be abandoned, are to be sold for less than net book value, or are held for sale in which the estimated proceeds less costs to sell are less than the net book value. We may also recognize impairment on an asset group, which is held and used, when the carrying value is not recoverable and exceeds the asset group's fair value. If an asset group is considered a business, a portion of the Company's goodwill balance is allocated to it based on relative fair value. If the sale of an asset group under a restructuring project results in proceeds that exceed the net book value of the asset group, the resulting gain is recorded within restructuring expense in the Consolidated Statements of Operations.

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
Unearned revenue is recorded when a customer pays for products or services, but the criteria for revenue recognition have not been met as of the balance sheet date. Unearned revenues of $86.3 million and $69.8 million at June 30, 2014 and December 31, 2013 related primarily to professional services and software associated with our smart metering contracts, extended or noncustomary warranty, and prepaid post-contract support. Deferred costs are recorded for products or services for which ownership (typically defined as title and risk of loss) has transferred to the customer, but the criteria for revenue recognition have not been met as of the balance sheet date. Deferred costs were $27.7 million and $23.5 million at June 30, 2014 and December 31, 2013 and are recorded within other assets in the Consolidated Balance Sheets.

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

New Accounting Pronouncement
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 is effective for us on January 1, 2017 using either the retrospective or modified-retrospective transition method. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

Note 2:    Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Net income available to common shareholders	$19,259	$12,399	$19,005	$14,969

Weighted average common shares outstanding - Basic	39,356	39,431	39,296	39,426
Dilutive effect of stock-based awards	188	247	232	298
Weighted average common shares outstanding - Diluted	39,544	39,678	39,528	39,724
Earnings per common share - Basic	$0.49	$0.31	$0.48	$0.38
Earnings per common share - Diluted	$0.49	$0.31	$0.48	$0.38

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award, and the amount of excess tax benefits, if any. Approximately 1.2 million and 1.3 million stock-based awards were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2014, and approximately 1.1 million and 1.2 million stock-based awards were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2013, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock would be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at June 30, 2014 and December 31, 2013.

Stock Repurchase Plan
On March 8, 2013, the Board authorized a 12-month repurchase program of up to $50 million in shares of our common stock. The March 8, 2013 authorization expired on March 7, 2014. From January 1, 2014 through March 7, 2014, we repurchased 75,203 shares of our common stock, totaling $2.9 million.

On February 7, 2014, the Board authorized a 12-month repurchase program of up to $50 million in shares of our common stock, to begin on March 8, 2014, upon the expiration of the previous stock repurchase program. From March 8, 2014 through June 30, 2014, we repurchased 107,477 shares of our common stock, totaling $4.2 million, and $45.8 million remains under the current program for future purchases.
Note 3:    Certain Balance Sheet Components

Accounts receivable, net	June 30, 2014	December 31, 2013
	(in thousands)
Trade receivables (net of allowance of $7,355 and $8,368)	$341,937	$328,240
Unbilled receivables	27,536	28,469
Total accounts receivable, net	$369,473	$356,709

At June 30, 2014 and December 31, 2013, $4.3 million and $3.2 million, respectively, were recorded within trade receivables as billed but not yet paid by customers, in accordance with contract retainage provisions. At June 30, 2014 and December 31, 2013, contract retainage amounts that were unbilled and classified as unbilled receivables were $3.1 million and $4.3 million, respectively. These contract retainage amounts within trade receivables and unbilled receivables are expected to be collected within the following 12 months.

At June 30, 2014 and December 31, 2013, long-term unbilled receivables totaled $4.7 million. These long-term unbilled receivables are classified within other long-term assets, as collection is not anticipated within the following 12 months. We had no long-term billed contract retainage receivables at June 30, 2014 and December 31, 2013, as we expect to collect all contract retainage receivables within the following 12 months.

Allowance for doubtful accounts activity	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Beginning balance	$8,758	$6,144	$8,368	$7,372
Provision (release) of doubtful accounts, net	(795)	1,075	(189)	171
Accounts written-off	(558)	(198)	(790)	(303)
Effect of change in exchange rates	(50)	(73)	(34)	(292)
Ending balance	$7,355	$6,948	$7,355	$6,948

Inventories	June 30, 2014	December 31, 2013
	(in thousands)
Materials	$106,842	$102,596
Work in process	13,981	13,770
Finished goods	71,590	61,101
Total inventories	$192,413	$177,467

Our inventory levels may vary from period to period as a result of our factory scheduling and the timing of contract fulfillments, which may include the buildup of materials in preparation for customer orders or finished goods for shipment.

Consigned inventory is held at third-party locations; however, we retain title to the inventory until it is purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $3.4 million and $6.4 million at June 30, 2014 and December 31, 2013, respectively.

Property, plant, and equipment, net	June 30, 2014	December 31, 2013
	(in thousands)
Machinery and equipment	$312,657	$309,525
Computers and software	102,395	99,654
Buildings, furniture, and improvements	146,069	145,926
Land	23,957	24,005
Construction in progress, including purchased equipment	18,123	14,257
Total cost	603,201	593,367
Accumulated depreciation	(368,361)	(346,547)
Property, plant, and equipment, net	$234,840	$246,820

Depreciation expense	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Depreciation expense	$13,905	$14,027	$28,427	$28,040

Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, were as follows:

	June 30, 2014			December 31, 2013
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$426,732	$(366,898)	$59,834	$428,890	$(356,017)	$72,873
Customer contracts and relationships	289,640	(181,738)	107,902	291,185	(173,952)	117,233
Trademarks and trade names	72,745	(68,117)	4,628	73,117	(67,449)	5,668
Other	11,586	(11,023)	563	11,089	(11,023)	66
Total intangible assets	$800,703	$(627,776)	$172,927	$804,281	$(608,441)	$195,840

A summary of intangible asset activity is as follows:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Beginning balance, intangible assets, gross	$804,281	$802,540
Intangible assets acquired	497	(1,500)
Effect of change in exchange rates	(4,075)	(16,894)
Ending balance, intangible assets, gross	$800,703	$784,146

For the six months ended June 30, 2013, the adjustment of $1.5 million to intangible assets acquired is associated with the correction of an error for a long-term revenue contract from the SmartSynch acquisition, which occurred in 2012. During the second quarter of 2013, we finalized the purchase price allocation related to the SmartSynch acquisition, which was completed on May 1, 2012, and recorded certain adjustments that are reflected as Intangible assets acquired. These adjustments primarily affected the fair value calculation of certain accrued liabilities associated with specific contracts. Among these adjustments was the correction of an error associated with a long-term revenue contract acquired from SmartSynch. In May 2013, we determined that certain manufacturing costs were not reflected in the model used to value this contract as acquisition. Once these costs were properly added to the total cost and profitability estimates, we determined the total contract would result in a loss over the contract term. Previously, we had recognized a customer relationship intangible asset of $1.5 million associated with this contract, with amortization scheduled to begin in 2014 based on the contract's original projected cash flow. Since the contract is in an overall loss position, we determined that the intangible asset had no value. We reduced the value of this intangible asset to zero with a corresponding adjustment to goodwill.

Intangible assets of our international subsidiaries are recorded in their respective functional currency; therefore, the carrying amounts of intangible assets increase or decrease, with a corresponding change in accumulated OCI, due to changes in foreign currency exchange rates.

Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Annual Amortization
(in thousands)
2014 (amount remaining at June 30, 2014)	$22,200
2015	35,643
2016	28,062
2017	20,895
2018	14,674
Beyond 2018	51,453
Total intangible assets subject to amortization	$172,927

Note 5:    Goodwill

The following table reflects goodwill allocated to each reporting segment as of June 30, 2014:

	Electricity	Gas	Water	Total Company
	(in thousands)
Balance at January 1, 2014
Goodwill before impairment	$493,610	$394,878	$429,783	$1,318,271
Accumulated impairment losses	(433,378)	—	(336,315)	(769,693)
Goodwill, net	60,232	394,878	93,468	548,578

Goodwill impairment	(977)	—	—	(977)
Effect of change in exchange rates	(434)	(4,613)	(1,015)	(6,062)

Balance at June 30, 2014
Goodwill before impairment	487,903	390,265	423,604	1,301,772
Accumulated impairment losses	(429,082)	—	(331,151)	(760,233)
Goodwill, net	$58,821	$390,265	$92,453	$541,539

During our 2013 annual goodwill impairment test, we determined that the carrying value of the Electricity reporting unit exceeded its fair value, primarily due to delays in global smart grid projects and lower volumes and pricing pressures in certain regions in Europe and Asia/Pacific. The revised forecast for the Electricity business drove a decrease in the fair value of the reporting unit. As a result, we performed the second step of the goodwill impairment test for the Electricity reporting unit, which indicated a goodwill impairment of $173.2 million. This charge was recorded during the fourth quarter of 2013. Upon finalizing our 2013 goodwill analysis late in the year-end reporting process, we determined $977,000 of additional goodwill impairment expense should have been recognized. In accordance with relevant accounting guidance, we evaluated the materiality of the error from a qualitative and quantitative perspective. Based on such evaluation, we concluded that recognizing the incremental goodwill impairment during the three months ended March 31, 2014 would not be material, quantitatively or qualitatively, to our results of operations for the three months ended March 31, 2014 or our expected full year results of operations for 2014 and would not have had a material impact on our results for the year ended December 31, 2013.

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
Note 6:    Debt

The components of our borrowings were as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Credit facility:
USD denominated term loan	$247,500	$258,750
Multicurrency revolving line of credit	80,000	120,000
Total debt	327,500	378,750
Less: current portion of debt	30,000	26,250
Long-term debt	$297,500	$352,500

Credit Facility
Our credit facility is dated August 5, 2011. The credit facility consists of a $300 million U.S. dollar term loan (the term loan) and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $660 million. Both the term loan and the revolver mature on August 8, 2016. Amounts borrowed under the revolver are classified as long-term and, during the credit facility term, may be repaid and reborrowed until the revolver's maturity, at which time the revolver will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the revolver are subject to a commitment fee, which is paid in arrears on the last day of each fiscal quarter, ranging from 0.20% to 0.40% per annum depending on our total leverage ratio as of the most recently ended fiscal quarter. Amounts repaid on the term loan may not be reborrowed. The credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, British pounds, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries, including a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of their first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The credit facility includes debt covenants, which contain certain financial ratio thresholds and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the credit facility at June 30, 2014.

Scheduled principal repayments for the term loan are due quarterly in the amount of $7.5 million from September 2014 through June 2016 with the remainder due at maturity on August 8, 2016. The term loan may be repaid early in whole or in part, subject to certain minimum thresholds, without penalty.

Under the credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total leverage ratio (as defined in the credit agreement). The applicable rates per annum may be based on either: (1) the LIBOR rate, plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 1/2 of 1%, or (iii) one month LIBOR plus 1%. At June 30, 2014, the interest rate for both the term loan and the revolver was 1.65% (the LIBOR rate plus a margin of 1.50%).

Total credit facility repayments were as follows:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Term loan	$11,250	$7,500
Multicurrency revolving line of credit	40,000	15,000
Total credit facility repayments	$51,250	$22,500

At June 30, 2014, $80.0 million was outstanding under the credit facility revolver, and $49.8 million was utilized by outstanding standby letters of credit, resulting in $530.2 million available for additional borrowings.

Unamortized prepaid debt fees were as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Unamortized prepaid debt fees	$3,052	$3,810
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

The fair values of our derivative instruments were as follows:

		Fair Value
	Balance Sheet Location	June 30, 2014	December 31, 2013
		(in thousands)
Asset Derivatives
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	$57	$41

Liability Derivatives
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other current liabilities	$1,618	$1,557
Interest rate swap contracts	Other long-term obligations	340	474
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	146	145
Total liability derivatives		$2,104	$2,176

OCI during the reporting periods for our derivative and nonderivative hedging instruments, net of tax, was as follows:

	2014	2013
	(in thousands)
Net unrealized loss on hedging instruments at January 1,	$(15,636)	$(16,069)
Unrealized gain (loss) on derivative instruments	(478)	772
Realized losses reclassified into net income (loss)	522	—
Net unrealized loss on hedging instruments at June 30,	$(15,592)	$(15,297)

Included in the net unrealized loss on hedging instruments at June 30, 2014 and 2013 is a loss of $14.4 million, net of tax, related to our nonderivative net investment hedge, which terminated in 2011. This loss on our net investment hedge will remain in accumulated OCI until such time when earnings are impacted by a sale or liquidation of the associated foreign operation.

A summary of the potential effect of netting arrangements on our financial position related to the offsetting of our recognized derivative assets and liabilities under master netting arrangements or similar agreements is as follows:

Offsetting of Derivative Assets
		Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets Presented in the Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
June 30, 2014	$57	$(57)	$—	$—

December 31, 2013	$41	$(40)	$—	$1

Offsetting of Derivative Liabilities
		Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities Presented in the Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
June 30, 2014	$2,104	$(57)	$—	$2,047

December 31, 2013	$2,176	$(40)	$—	$2,136

Our derivative assets and liabilities consist of foreign exchange forward and interest rate swap contracts with nine counterparties at June 30, 2014 and seven counterparties at December 31, 2013. No derivative asset or liability balance with any of our counterparties was individually significant at June 30, 2014 or December 31, 2013. Our derivative contracts with each of these counterparties exist under agreements that provide for the net settlement of all contracts through a single payment in a single currency in the event of default. We have no pledges of cash collateral against our obligations nor have we received pledges of cash collateral from our counterparties under the associated derivative contracts.

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

In May 2012, we entered into six forward starting pay-fixed, receive one-month LIBOR interest rate swaps. The interest rate swaps convert $200 million of our LIBOR-based debt from a floating LIBOR interest rate to a fixed interest rate of 1.00% (excluding the applicable margin on the debt) and are effective from July 31, 2013 to August 8, 2016. These cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swaps are recorded as a component of OCI and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedges are recognized as adjustments to interest expense. The amount of net losses expected to be reclassified into earnings in the next 12 months is $1.6 million. At June 30, 2014, our LIBOR-based debt balance was $327.5 million.

We will continue to monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

The before-tax effect of our cash flow derivative instruments on the Consolidated Balance Sheets and the Consolidated Statements of Operations for the three and six months ended June 30 were as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
			Location	Amount		Location	Amount
	2014	2013		2014	2013		2014	2013
	(in thousands)			(in thousands)			(in thousands)
Three Months Ended June 30,
Interest rate swap contracts	$(616)	$1,336	Interest expense	$(426)	$—	Interest expense	$—	$—

Six Months Ended June 30,
Interest rate swap contracts	$(771)	$1,244	Interest expense	$(845)	$—	Interest expense	$—	$—

Derivatives Not Designated as Hedging Relationships
We are exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 259 contracts were entered into during the six months ended June 30, 2014), which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these non-functional currency assets and liabilities. The notional amounts of the contracts ranged from

$224,000 to $16.6 million, offsetting our exposures to the euro, South African rand, Saudi riyal, Canadian dollar, Australian dollar, Chinese yuan renminbi, and various other currencies.

The effect of our foreign exchange forward derivative instruments on the Consolidated Statements of Operations for the three and six months ended June 30 was as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Foreign exchange forward contracts	$(1,083)	$(971)	$(1,931)	$(757)
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
Our defined benefit pension plans are denominated in the functional currencies of the respective countries in which the plans are sponsored; therefore, the balances increase or decrease, with a corresponding change in OCI, due to changes in foreign currency exchange rates. Amounts recognized on the Consolidated Balance Sheets consist of:

	June 30, 2014	December 31, 2013
	(in thousands)
Assets
Plan assets in other long-term assets	$1,550	$1,426

Liabilities
Current portion of pension plan liability in wages and benefits payable	3,377	3,721
Long-term portion of pension plan liability	87,988	88,687

Net pension plan benefit liability	$89,815	$90,982

Our asset investment strategy focuses on maintaining a portfolio using primarily insurance funds, which are accounted for as investments and measured at fair value, in order to achieve our long-term investment objectives on a risk adjusted basis. Our general funding policy for these qualified pension plans is to contribute amounts sufficient to satisfy regulatory funding standards of the respective countries for each plan. We contributed $361,000 and $110,000 to the defined benefit pension plans for the six months ended June 30, 2014 and 2013, respectively. The timing of contributions can vary by plan and from year to year. For 2014, assuming that actual plan asset returns are consistent with our expected rate of return, and that interest rates remain constant, we expect to contribute approximately $445,000 to our defined benefit pension plans. We contributed $436,000 to the defined benefit pension plans for the year ended December 31, 2013.
Net periodic pension benefit costs for our plans include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Service cost	$1,079	$1,011	$2,027	$1,992
Interest cost	897	786	1,790	1,586
Expected return on plan assets	(163)	(79)	(320)	(158)
Settlements and other	29	—	27	(814)
Amortization of actuarial net loss	122	246	245	497
Amortization of unrecognized prior service costs	18	17	36	34
Net periodic benefit cost	$1,982	$1,981	$3,805	$3,137

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Stock options	$546	$519	$1,100	$992
Restricted stock units	4,094	4,158	7,894	8,393
Unrestricted stock awards	230	205	460	402
ESPP	—	144	—	335
Total stock-based compensation	$4,870	$5,026	$9,454	$10,122

Related tax benefit	$1,388	$1,391	$2,676	$2,755

We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied.

Subject to stock splits, dividends, and other similar events, 7,473,956 shares of common stock are reserved and authorized for issuance under our Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan). Awards consist of stock options, restricted stock units, and unrestricted stock awards. At June 30, 2014, 3,705,089 shares were available for grant under the Stock Incentive Plan. The Stock Incentive Plan shares are subject to a fungible share provision such that the authorized share reserve is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

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

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014 (1)	2013 (1)	2014	2013
Dividend yield	—%	—%	—%	—%
Expected volatility	—%	—%	39.8%	38.1%
Risk-free interest rate	—%	—%	1.7%	1.0%
Expected term (years)	—	—	5.5	5.5

(1)	There were no employee stock options granted for the three months ended June 30, 2014 and 2013.

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

A summary of our stock option activity for the six months ended June 30 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2013	1,137	$54.06	4.8	$3,815
Granted	128	42.76			$15.44
Exercised	(32)	23.36		$639
Expired	(8)	49.92
Outstanding, June 30, 2013	1,225	$53.71	5.0	$2,388

Outstanding, January 1, 2014	1,180	$54.79	4.6	$1,300
Granted	147	35.19			$13.64
Exercised	(33)	23.70		$510
Expired	(10)	43.82
Outstanding, June 30, 2014	1,284	$53.43	4.7	$1,364

Exercisable, June 30, 2014	944	$58.53	3.1	$562

Expected to vest, June 30, 2014	325	$39.35	8.9	$756

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

As of June 30, 2014, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $3.9 million, which is expected to be recognized over a weighted average period of approximately 2.0 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Dividend yield	—%	—%	—%	—%
Expected volatility	34.0%	39.1%	32.4%	39.1%
Risk-free interest rate	0.6%	0.3%	0.4%	0.3%
Expected term (years)	2.6	2.5	2.0	2.5

Weighted-average fair value	$41.47	$45.70	$34.87	$45.03

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

The following table summarizes restricted stock unit activity for the six months ended June 30:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value(1)
	(in thousands)		(in thousands)
Outstanding, January 1, 2013	774
Granted (2)	255	$42.51
Released	(253)		$13,562
Forfeited	(11)
Outstanding, June 30, 2013	765

Outstanding, January 1, 2014	658
Granted (2)	320	$35.49
Released	(261)		$12,818
Forfeited	(21)
Outstanding, June 30, 2014	696

Vested but not released, June 30, 2014	9		$371

Expected to vest, June 30, 2014	584		$23,682

(1)
The aggregate intrinsic value is the market value of the stock, before applicable income taxes, based on the closing price on the stock release dates or at the end of the period for restricted stock units expected to vest.

(2)
Restricted stock units granted in 2013 and 2014 do not include awards under the Performance Award Agreement for the respective years, as these awards are not granted until attainment of annual performance goals has been determined at the conclusion of the performance period, which had not occurred as of June 30, 2013 and 2014, respectively.

At June 30, 2014, unrecognized compensation expense on restricted stock units was $24.0 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

Unrestricted Stock Awards
We grant unrestricted stock awards to members of our Board of Directors as part of their compensation. Awards are fully vested and expensed when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of grant.

The following table summarizes unrestricted stock award activity for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Shares of unrestricted stock granted	6	5	13	9

Weighted average grant date fair value per share	$35.82	$45.37	$38.23	$45.40

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

The following table summarizes ESPP activity for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Shares of stock sold to employees(1)	20	27	34	47

Weighted average fair value per ESPP award(2)	$—	$6.37	$—	$6.69

(1)	Stock sold to employees during each fiscal quarter under the ESPP is associated with the offering period ending on the last day of the previous fiscal quarter.

(2)	Effective October 1, 2013, the ESPP is no longer compensatory, and therefore the weighted average fair value per award is not applicable for the three and six months ended June 30, 2014.

There were approximately 472,000 shares of common stock available for future issuance under the ESPP at June 30, 2014.
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

Our tax expense for the three and six months ended June 30, 2014 was lower than the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions, estimated benefits of foreign tax credits, the benefit of certain interest expense deductions, and an election under U.S. Internal Revenue Code Section 338 with respect to a foreign acquisition in 2007.

Our tax expense for the three months ended June 30, 2013 was lower than the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions, the benefit of certain interest expense deductions, and an election under U.S. Internal Revenue Code Section 338 with respect to a foreign acquisition in 2007. Our tax benefit for the six months ended June 30, 2013 reflects the favorable discrete tax benefit for the retroactive extension of the 2012 research and experimentation credit in the amount of $4.0 million. The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013 and extended several business tax provisions including the research and experimentation credit. Our annual estimated effective tax rate for 2013 was favorably impacted due to the forecasted mix of earnings in domestic and international jurisdictions, the benefit of certain interest expense deductions, and an election under U.S. Internal Revenue Code Section 338 with respect to a foreign acquisition in 2007.

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense recognized were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net interest and penalties expense	$1,782	$168	$1,239	$339

Accrued interest and penalties recorded were as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Accrued interest	$2,020	$2,078
Accrued penalties	4,426	3,075

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate were as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Unrecognized tax benefits related to uncertain tax positions	$39,262	$28,615
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	38,044	27,694

Through June 30, 2014, we have increased our unrecognized tax benefits related to uncertain tax positions by $10.6 million and related penalties due to tax positions relating to various intercompany transactions.

We believe it is reasonably possible that our unrecognized tax benefits may decrease by approximately $2.0 million within the next twelve months due to the expiration of the statute of limitations. At June 30, 2014, we are not able to reasonably estimate the timing of future cash flows related to our uncertain tax positions.

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

Our available lines of credit, outstanding standby LOCs, and bonds were as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Credit facilities(1)
Multicurrency revolving line of credit	$660,000	$660,000
Long-term borrowings	(80,000)	(120,000)
Standby LOCs issued and outstanding	(49,847)	(49,491)
Net available for additional borrowings and LOCs	$530,153	$490,509

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$119,256	$115,269
Standby LOCs issued and outstanding	(31,705)	(31,714)
Short-term borrowings(2)	(6,205)	(4,252)
Net available for additional borrowings and LOCs	$81,346	$79,303

Unsecured surety bonds in force	$145,045	$186,446

(1)	Refer to Note 6 for details regarding our secured credit facilities.

(2)	Short-term borrowings are included in "Other current liabilities" on the Consolidated Balance Sheets.

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

In 2010 and 2011, Transdata Incorporated (Transdata) filed lawsuits against four of our customers, CenterPoint Energy (CenterPoint), TriCounty Electric Cooperative, Inc. (Tri-County), San Diego Gas & Electric Company (San Diego), and Texas-New Mexico Power Company (TNMP), as well as several other utilities, alleging infringement of three patents owned by Transdata related to the use of an antenna in a meter. Pursuant to our contractual obligations with our customers, we agreed, subject to certain exceptions, to indemnify and defend them in these lawsuits. The complaints seek unspecified damages as well as injunctive relief. CenterPoint, Tri-County, San Diego, and TNMP have denied all of the substantive allegations and filed counterclaims seeking a declaratory judgment that the patents are invalid and not infringed. In December 2011, the Judicial Panel on Multi-District Litigation consolidated all of these cases in the Western District of Oklahoma for pretrial proceedings. On April 17, 2011, the Oklahoma court stayed the litigation pending the resolution of re-examination proceedings in the United States Patent and Trademark Office (U.S. PTO). The U.S. PTO has issued re-examination certificates confirming the patentability of the original claims and allowing certain new claims added by Transdata. The parties conducted a claim construction hearing on February 5, 2013 on one claim term -- "electric meter circuitry." After initially adopting the defendants' proposed construction of the term, the Court granted Transdata's motion for reconsideration by order of June 25, 2013, and has adopted Transdata's proposed construction. On October 1, 2013, the Court issued an order construing other claim terms. Fact discovery closed on June 29, 2014. Opening expert reports were due July 30, and rebuttal reports are due on September 15, 2014. No trials are scheduled. We do not believe this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which such a loss is recognized.

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

On May 1, 2012, we completed the acquisition of SmartSynch, Inc. On or about April 25, 2012, SmartSynch entered into a contract with a third party supplier to work with the supplier to develop a new joint product that would be marketed and sold to customers. SmartSynch failed to inform us prior to the completion of our acquisition that the contract had been executed. On July 25, 2012, after receiving an invoice for license fees purportedly owed under the contract, we commenced an action against the third party supplier in the Court of Chancery of the State of Delaware seeking a declaration that the contract was unenforceable or, in the alternative, seeking reformation of the contract. On August 21, 2012, the supplier filed a counterclaim for breach of contract, among other claims, seeking damages in excess of $60 million. Discovery is ongoing, and trial has been scheduled for February 2015. We intend to assert our position and defend against the counterclaim vigorously. We do not believe this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which such a loss is recognized.

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Beginning balance	$46,024	$50,754	$45,146	$53,605
New product warranties	1,483	1,961	2,714	2,822
Other changes/adjustments to warranties	(1,039)	3,611	1,054	5,638
Claims activity	(3,877)	(5,289)	(6,508)	(10,388)
Effect of change in exchange rates	(42)	(405)	143	(1,045)
Ending balance	42,549	50,632	42,549	50,632
Less: current portion of warranty	23,689	24,709	23,689	24,709
Long-term warranty	$18,860	$25,923	$18,860	$25,923

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to extended warranty contracts, and other changes and adjustments to warranties. Warranty expense for the three and six months ended June 30 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Total warranty expense (income)	$(644)	$5,572	$2,680	$8,460

Warranty expense decreased during the three and six months ended June 30, 2014, compared with the same periods in 2013 primarily due to a $5.1 million reduction based on revised estimates for certain customers.

Unearned Revenue Related to Extended Warranty
A summary of changes to unearned revenue for extended warranty contracts is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Beginning balance	$33,590	$32,363	$33,528	$31,960
Unearned revenue for new extended warranties	1,002	1,664	1,850	2,625
Unearned revenue recognized	(735)	(525)	(1,404)	(995)
Effect of change in exchange rates	101	(107)	(16)	(195)
Ending balance	33,958	33,395	33,958	33,395
Less: current portion of unearned revenue for extended warranty	2,475	2,472	2,475	2,472
Long-term unearned revenue for extended warranty within other long-term obligations	$31,483	$30,923	$31,483	$30,923

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

Plan costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Plan costs	$4,713	$5,662	$10,976	$10,500

The IBNR accrual, which is included in wages and benefits payable, was as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
IBNR accrual	$2,015	$2,206

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

We began implementing these projects in the third quarter of 2013, and we expect to substantially complete these projects by the middle of 2015. Certain aspects of the projects are subject to a variety of labor and employment laws, rules, and regulations, which could result in a delay in implementing the projects at some locations.

During the six months ended June 30, 2014, the total expected costs decreased $2.4 million from our December 31, 2013 expected costs. This decrease was primarily the result of a reassessment of certain restructuring actions during the second quarter of 2014. This was partially offset by additional workforce reductions from the planned consolidation of certain corporate functions.

The total expected restructuring costs, the restructuring costs recognized during the six months ended June 30, 2014, and the remaining expected restructuring costs as of June 30, 2014 were as follows:

	Total Expected Costs at June 30, 2014	Costs Recognized in Prior Periods	Costs Recognized During the Six Months Ended June 30, 2014	Remaining Costs to be Recognized at June 30, 2014
	(in thousands)
Employee severance costs	24,464	$29,186	$(4,722)	$—
Asset impairments	1,232	1,232	—	—
Other restructuring costs	3,234	681	2,453	100
Total	$28,930	$31,099	$(2,269)	$100

Segments:
Electricity	15,601	$24,056	$(8,455)	$—
Gas	4,583	4,369	214	—
Water	2,967	1,957	1,010	—
Corporate unallocated	5,779	717	4,962	100
Total	$28,930	$31,099	$(2,269)	$100

The following table summarizes the activity within the restructuring related balance sheet accounts during the six months ended June 30, 2014:

	Accrued Employee Severance	Asset Impairments & Net Loss on Sale or Disposal	Other Accrued Costs	Total
	(in thousands)
Beginning balance, January 1, 2014	$32,709	$—	$3,632	$36,341
Costs incurred and charged to expense	(4,722)	—	2,453	(2,269)
Cash payments	(7,903)	—	(1,200)	(9,103)
Non-cash items	—	—	—	—
Effect of change in exchange rates	(456)	—	81	(375)
Ending balance, June 30, 2014	$19,628	$—	$4,966	$24,594

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

The current portions of the restructuring related liability balances were $19.1 million and $30.3 million as of June 30, 2014 and December 31, 2013, respectively. The current portion of the liability is classified within "Other current liabilities" on the

Consolidated Balance Sheets. The long-term portions of the restructuring related liability balances were $5.5 million and $6.0 million as of June 30, 2014 and December 31, 2013, respectively. The long-term portion of the restructuring liability is classified within "Other long-term obligations" on the Consolidated Balance Sheets.

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
Note 13:    Other Comprehensive Income (Loss)

OCI is reflected as a net increase (decrease) to Itron, Inc. shareholders’ equity and is not reflected in our results of operations. The before-tax amount, income tax (provision) benefit, and net-of-tax amount related to each component of other comprehensive income (loss) during the reporting periods were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Before-tax amount
Foreign currency translation adjustment	$(7,865)	$6,798	$(11,388)	$(20,649)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(618)	1,336	(773)	1,244
Net hedging loss (gain) reclassified into net income	427	—	845	—
Pension plan benefits liability adjustment	169	263	308	(283)
Total other comprehensive income (loss), before tax	(7,887)	8,397	(11,008)	(19,688)

Tax (provision) benefit
Foreign currency translation adjustment	(130)	377	19	(3,471)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	235	(491)	295	(472)
Net hedging loss (gain) reclassified into net income	(163)	—	(323)	—
Pension plan benefits liability adjustment	(51)	(80)	(93)	86
Total other comprehensive income (loss) tax (provision) benefit	(109)	(194)	(102)	(3,857)

Net-of-tax amount
Foreign currency translation adjustment	(7,995)	7,175	(11,369)	(24,120)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(383)	845	(478)	772
Net hedging loss (gain) reclassified into net income	264	—	522	—
Pension plan benefits liability adjustment	118	183	215	(197)
Total other comprehensive income (loss), net of tax	$(7,996)	$8,203	$(11,110)	$(23,545)

The changes in the components of accumulated other comprehensive income (loss) (AOCI), net of tax, were as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Plan Benefit Liability Adjustments	Total
	(in thousands)
Balances at January 1, 2013	$(3,313)	$(1,689)	$(14,380)	$(15,002)	$(34,384)
OCI before reclassifications	(24,120)	772	—	(566)	(23,914)
Amounts reclassified from AOCI	—	—	—	369	369
Total other comprehensive income (loss)	(24,120)	772	—	(197)	(23,545)
Balances at June 30, 2013	$(27,433)	$(917)	$(14,380)	$(15,199)	$(57,929)

Balances at January 1, 2014	$3,799	$(1,256)	$(14,380)	$(9,885)	$(21,722)
OCI before reclassifications	(11,369)	(478)	—	432	(11,415)
Amounts reclassified from AOCI	—	522	—	(217)	305
Total other comprehensive income (loss)	(11,369)	44	—	215	(11,110)
Balances at June 30, 2014	$(7,570)	$(1,212)	$(14,380)	$(9,670)	$(32,832)

Details about the AOCI components reclassified to the Consolidated Statements of Operations during the reporting periods are as follows:

	Amount Reclassified from AOCI(1)
	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Income Statement
	2014	2013	2014	2013
	(in thousands)
Amortization of defined benefit pension items
Prior-service costs	$(18)	$(17)	$(36)	$(34)	(2)
Actuarial losses	(122)	(246)	(245)	(497)	(2)
Other	(29)	—	(29)	—	(2)
Total, before tax	(169)	(263)	(310)	(531)	Income before income taxes
Tax benefit (provision)	51	80	93	162	Income tax provision
Total, net of tax	(118)	(183)	(217)	(369)	Net income

Total reclassifications for the period, net of tax	$(118)	$(183)	$(217)	$(369)	Net income

(1)	Amounts in parenthesis indicate debits to the Consolidated Statements of Operations.

(2)	These AOCI components are included in the computation of net periodic pension cost. Refer to Note 8 for additional details.

Refer to Note 7 for additional details related to derivative activities that resulted in reclassification of AOCI to the Consolidated Statements of Operations.

Note 14:    Fair Values of Financial Instruments

The fair values at June 30, 2014 and December 31, 2013 do not reflect subsequent changes in the economy, interest rates, and other variables that may affect the determination of fair value. The following table presents the fair values of our financial instruments as of the balance sheet dates:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Assets
Cash and cash equivalents	$114,780	$114,780	$124,805	$124,805
Foreign exchange forwards	57	57	41	41

Liabilities
Credit facility
USD denominated term loan	$247,500	$246,918	$258,750	$258,011
Multicurrency revolving line of credit	80,000	79,788	120,000	119,609
Interest rate swaps	1,958	1,958	2,031	2,031
Foreign exchange forwards	146	146	145	145

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

In March 2013, we separated the management of our Energy operating segment into Electricity and Gas to allow each business line to develop its own go-to-market strategy, prioritize its marketing and product development requirements, and focus on its strategic investments. Our sales, marketing, and delivery functions are managed under three business lines - Electricity, Gas, and Water. Our product development and manufacturing operations are now managed on a worldwide basis to promote a global perspective in our operations and processes while maintaining alignment with the business lines. The transition to the new organizational structure, including changes to operations and financial reporting systems, was completed in the fourth quarter of 2013. Our historical segment information for the three and six months ended June 30, 2013 has been recast to reflect our new operating segments.

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

Revenues, gross profit, and operating income associated with our segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenues
Electricity	$183,755	$213,612	$363,973	$389,375
Gas	154,322	136,011	300,431	272,926
Water	151,276	132,552	299,744	267,410
Total Company	$489,353	$482,175	$964,148	$929,711

Gross profit
Electricity	$52,976	$62,545	$95,716	$107,457
Gas	56,711	50,128	115,117	100,770
Water	53,354	46,915	106,743	91,484
Total Company	$163,041	$159,588	$317,576	$299,711

Operating income (loss)
Electricity	$(1,247)	$(4,117)	$(24,216)	$(23,167)
Gas	24,329	18,881	50,053	38,411
Water	20,519	15,389	41,162	27,964
Corporate unallocated	(11,674)	(12,177)	(30,533)	(22,885)
Total Company	31,927	17,976	36,466	20,323
Total other income (expense)	(4,235)	(3,884)	(9,545)	(5,978)
Income before income taxes	$27,692	$14,092	$26,921	$14,345

For the three and six months ended June 30, 2014, no single customer represented more than 10% of total Company or the Electricity, Gas, or Water operating segment revenues.

One customer represented 12% of the Gas operating segment revenues for the three months ended June 30, 2013. No single customer represented more than 10% of the Gas operating segment revenues for the six months ended June 30, 2013. For the three and six months ended June 30, 2013, no single customer represented more than 10% of total Company or the Electricity or Water operating segment revenues.

Revenues by region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
United States and Canada	$214,336	$211,565	$414,706	$388,771
Europe, Middle East, and Africa	216,257	215,250	439,761	427,145
Other	58,760	55,360	109,681	113,795
Total revenues	$489,353	$482,175	$964,148	$929,711

Depreciation and amortization expense associated with our segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Electricity	$12,391	$11,714	$25,158	$23,344
Gas	6,455	6,634	13,104	13,475
Water	6,119	5,909	12,213	12,178
Corporate Unallocated	49	17	131	34
Total Company	$25,014	$24,274	$50,606	$49,031

Note 16: Subsequent Event

Stock Repurchases
Subsequent to June 30, 2014, we repurchased 79,500 shares of our common stock under the stock repurchase program authorized by the Board of Directors on February 7, 2014. The average price paid per share was $39.46.

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
In March 2013, we separated the management of our Energy operating segment into Electricity and Gas to allow each business line to develop its own go-to-market strategy, prioritize its marketing and product development requirements, and focus on its strategic investments. Our sales, marketing, and delivery functions are managed under our three business lines - Electricity, Gas, and Water. Our product development and manufacturing operations are now managed on a worldwide basis to promote a global perspective in our operations and processes and still maintain alignment with the business lines. The transition to the new organizational structure, including changes to operations and financial reporting systems, was completed in the fourth quarter of 2013. Our historical segment information for the three and six months ended June 30, 2013 has been recast to reflect our new operating segments.

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

Overview

Revenues for the three and six months ended June 30, 2014 were $489 million and $964 million, compared with $482 million and $930 million in the same periods last year. The increases in 2014 were the result of higher revenues for the Gas and Water segments, partially offset by a decrease in the Electricity segment. Gross margin for the three and six months ended June 30, 2014 was 33.3%

and 32.9%, compared with gross margins of 33.1% and 32.2% for the same period in 2013. The higher margins were the result of an increased relative contribution of higher margin products from the the Gas and Water segments.

Operating expenses for the three and six months ended June 30, 2014 include reversals of restructuring expense of $7.8 million and $2.3 million, as the result of a reassessment of certain previously planned restructuring actions. These changes to our restructuring actions do not have a significant impact on the savings we expect to attain once the 2013 restructuring projects are completed.

Our tax expense for the three and six months ended June 30, 2014 was lower than the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions, estimated benefits of foreign tax credits, the benefit of certain interest expense deductions, and an election under U.S. Internal Revenue Code Section 338 with respect to a foreign acquisition in 2007. Our tax expense for the three months ended June 30, 2013 was lower than the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions, the benefit of certain interest expense deductions, and an election under U.S. Internal Revenue Code Section 338 with respect to a foreign acquisition in 2007. Our tax benefit for the six months ended June 30, 2013 reflects the favorable discrete tax benefit for the retroactive extension of the 2012 research and experimentation credit in the amount of $4.0 million. The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013 and extended several business tax provisions including the research and experimentation credit. Our annual estimated effective tax rate for 2013 was favorably impacted due to the forecasted mix of earnings in domestic and international jurisdictions, the benefit of certain interest expense deductions, and an election under U.S. Internal Revenue Code Section 338 with respect to a foreign acquisition in 2007.

Total backlog was $1.3 billion and twelve-month backlog was $675 million at June 30, 2014.

Total Company Revenues, Gross Profit and Margin, and Unit Shipments

	Three Months Ended June 30,			Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Revenues	$489,353	$482,175	1%	$964,148	$929,711	4%
Gross Profit	$163,041	$159,588	2%	$317,576	$299,711	6%
Gross Margin	33.3%	33.1%		32.9%	32.2%

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenues by Region
United States and Canada (North America)	$214,336	$211,565	$414,706	$388,771
Europe, Middle East, and Africa (EMEA)	216,257	215,250	439,761	427,145
Other	58,760	55,360	109,681	113,795
Total revenues	$489,353	$482,175	$964,148	$929,711

Meter and Module Summary
We classify meters into three categories:

•	Standard metering – no built-in remote reading communication technology

•	Advanced metering – one-way communication of meter data

•	Smart metering – two-way communication including remote meter configuration and upgrade (consisting primarily of our OpenWay® technology)

In addition, advanced and smart meter communication modules can be sold separately from the meter.

Our revenue is driven significantly by sales of meters and communication modules. A summary of our meter and communication module shipments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(units in thousands)
Meters
Standard	4,480	4,730	9,330	9,170
Advanced and smart	1,360	1,340	2,880	2,970
Total meters	5,840	6,070	12,210	12,140

Stand-alone communication modules
Advanced and smart	1,580	1,350	2,930	2,690

Revenues
Revenues increased $7.2 million and $34.4 million, or 1% and 4%, for the three and six months ended June 30, 2014, compared with the same periods in 2013. These increases were driven by higher revenues in the Gas and Water segments for the three and six months ended June 30, 2014, with the largest increase, both in dollars and percentage points, occurring in the Water segment. This was partially offset by a decline in Electricity revenue for the three and six months ended June 30, 2014.

For the three months ended June 30, 2014, revenue was higher due to the increase in advanced and smart meters and communication modules, which more than offset a decline in standard meter volumes. For the six months ended June 30, 2014, the increase in revenues was associated with the increase in communication modules and standard meters.

A more detailed analysis of revenue fluctuations is provided in Operating Segment Results.

No single customer accounted for more than 10% of total Company revenues during the three and six months ended June 30, 2014 and June 30, 2013. Our 10 largest customers accounted for 18% and 19% of total revenues during the three and six months ended June 30, 2014 and 22% and 20% of total revenues during the three and six months ended June 30, 2013.

Gross Margins
Gross margin for the second quarter of 2014 was 33.3%, compared with 33.1% for the same period in 2013. For the six months ended June 30, 2014, gross margin was 32.9%, compared with 32.2% in the same period in 2013. The increases in the second quarter and first six months of 2014 were the result of the increased relative contribution of the Gas and Water segments as compared to the Electricity segment gross margin. Gross margins in the Gas and Water segments are higher than the Electricity segment. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

Operating Segment Results

For a description of our operating segments, refer to Item 1: “Financial Statements Note 15: Segment Information”.

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	2013	% Change		2014	2013	% Change
Segment Revenues	(in thousands)				(in thousands)
Electricity	$183,755	$213,612	(14)%		$363,973	$389,375	(7)%
Gas	154,322	136,011	13%		300,431	272,926	10%
Water	151,276	132,552	14%		299,744	267,410	12%
Total revenues	$489,353	$482,175	1%		$964,148	$929,711	4%

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Electricity	$52,976	28.8%	$62,545	29.3%	$95,716	26.3%	$107,457	27.6%
Gas	56,711	36.7%	50,128	36.9%	115,117	38.3%	100,770	36.9%
Water	53,354	35.3%	46,915	35.4%	106,743	35.6%	91,484	34.2%
Total gross profit and margin	$163,041	33.3%	$159,588	33.1%	$317,576	32.9%	$299,711	32.2%

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss) and Operating Margin	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Electricity	$(1,247)	(1)%	$(4,117)	(2)%	$(24,216)	(7)%	$(23,167)	(6)%
Gas	24,329	16%	18,881	14%	50,053	17%	38,411	14%
Water	20,519	14%	15,389	12%	41,162	14%	27,964	10%
Corporate unallocated	(11,674)		(12,177)		(30,533)		(22,885)
Total Company	$31,927	7%	$17,976	4%	$36,466	4%	$20,323	2%

Electricity:

Revenues - Three months ended June 30, 2014 vs. Three months ended June 30, 2013
Electricity revenues decreased $29.9 million, or 14%, for the three months ended June 30, 2014, compared with the same period in 2013. Revenues in 2014 were lower primarily due to decreased product shipments and lower professional services in EMEA of $15.0 million and $3.9 million, respectively, and decreased product shipments in North America of $14.4 million, resulting primarily from a temporary manufacturing delay in the U.S. These decreases were partially offset by higher professional services in North America of $3.6 million and increased volumes of product shipments in Asia/Pacific of $2.9 million.

Revenues - Six months ended June 30, 2014 vs. Six months ended June 30, 2013
Electricity revenues decreased $25.4 million, or 7%, for the six months ended June 30, 2014, compared with the same period in 2013. Revenues in 2014 were lower primarily due to decreased product shipments and decreased professional services in EMEA of $17.6 million and $4.0 million and decreased product shipments of $3.6 million in Latin America and of $3.1 million in Asia/Pacific. These decreases were partially offset by increased professional services revenue of $6.7 million in North America. The net translation effect of our operations denominated in foreign currencies into U.S. dollars negatively impacted Electricity revenues by $5.2 million in 2014.

No single customer accounted for more than 10% of the Electricity operating segment revenues during the three and six months ended June 30, 2014 and 2013.

Gross Margin - Three months ended June 30, 2014 vs. Three months ended June 30, 2013
Electricity gross margin was 28.8% for the three months ended June 30, 2014, compared with 29.3% for the three months ended June 30, 2013. In 2014, gross margin decreased 50 basis points over the prior year, primarily as the result of less favorable product mix and lower volumes, partially offset by lower warranty expense.

Gross Margin - Six months ended June 30, 2014 vs. Six months ended June 30, 2013
Electricity gross margin was 26.3% for the six months ended June 30, 2014, compared with 27.6% for the first six months in 2013. During 2014, gross margin decreased 130 basis points over the prior year, primarily as the result of less favorable product mix and lower volumes, partially offset by lower warranty expense.

Operating Expenses - Three months ended June 30, 2014 vs. Three months ended June 30, 2013
Electricity operating expenses decreased $12.4 million, or 19%, for the three months ended June 30, 2014, compared with the same period in 2013 primarily as a result of a $7.9 million credit to restructuring expense resulting from our reassessment of our restructuring projects, as well as reduced spending in product development, sales and marketing, and general and administrative expenses, offset partially by a scheduled increase of $1.5 million in amortization expense. Sales and marketing, product development, general and administrative, and amortization of intangible asset expenses as a percentage of revenues were 34% in 2014 and 30% in 2013.

Operating Expenses - Six months ended June 30, 2014 vs. Six months ended June 30, 2013
Electricity operating expenses decreased $10.7 million, or 8%, for the six months ended June 30, 2014, compared with the same period in 2013 primarily as a result of an $8.5 million credit to restructuring expense resulting from our reassessment of our restructuring projects and reduced spending in product development and sales and marketing expenses. These decreases were partially offset by higher litigation expense, which is classified within general and administrative expense, a scheduled increase of $2.9 million in amortization of intangible assets, and $1.0 million in goodwill impairment. Sales and marketing, product development, general and administrative, and amortization of intangible asset expenses as a percentage of revenues were 35% in 2014 and 33% in 2013.

Gas:

Revenues - Three months ended June 30, 2014 vs. Three months ended June 30, 2013
Gas revenues increased $18.3 million, or 13%, for the three months ended June 30, 2014, compared with the second quarter of 2013, primarily driven by North America and EMEA, which had increases of $10.3 million and $7.6 million of revenue, respectively. The increase in revenue was primarily related to increased product shipments.

Revenues - Six months ended June 30, 2014 vs. Six months ended June 30, 2013
Gas revenues increased $27.5 million, or 10%, for the six months ended June 30, 2014, compared with the first half of 2013, primarily driven by product shipments in North America and EMEA, which had increases of $21.7 million and $9.1 million of revenue, respectively. The increase in revenue was partially offset by lower professional services revenue in North America.

No single customer accounted for more than 10% of the Gas operating segment revenues during the three and six months ended June 30, 2014 and the six months ended June 30, 2013, while one customer accounted for more than 10% of the Gas operating segment revenues for the three months ended June 30, 2013.

Gross Margin - Three months ended June 30, 2014 vs. Three months ended June 30, 2013
Gas gross margin was 36.7% for the three months ended June 30, 2014, compared with 36.9% for the same period in 2013. The decrease was driven by a less favorable product mix in EMEA, partially offset by higher volumes and lower warranty expense in North America.

Gross Margin - Six months ended June 30, 2014 vs. Six months ended June 30, 2013
Gas gross margin was 38.3% for the six months ended June 30, 2014, compared with 36.9% for the same period last year. The increase was driven by higher volumes of meters and communication modules and more favorable product mix in North America and EMEA.

Operating Expenses - Three months ended June 30, 2014 vs. Three months ended June 30, 2013
Gas operating expenses increased $1.1 million, or 4%, for the three months ended June 30, 2014, compared with the same period in 2013. This was due primarily to higher product development costs during the quarter. Sales and marketing, product development, general and administrative, and amortization of intangible asset expenses as a percentage of revenues were 21% in 2014 and 23% in 2013.

Operating Expenses - Six months ended June 30, 2014 vs. Six months ended June 30, 2013
Gas operating expenses increased $2.7 million, or 4%, for the six months ended June 30, 2014, compared with the same period in 2013. This was due primarily to higher product development costs in 2014. Sales and marketing, product development, general and administrative, and amortization of intangible asset expenses as a percentage of revenues were 22% in 2014 and 23% in 2013.

Water:

Revenues - Three months ended June 30, 2014 vs. Three months ended June 30, 2013
Revenues increased $18.7 million, or 14%, for the three months ended June 30, 2014, compared with the first quarter of 2013. This increase was primarily due to $12.4 million in higher product volume, including heat products in EMEA, $4.7 million in higher product volume in North America, and by $2.8 million in increased shipments in Asia/Pacific, partially offset by a decrease in service revenue of $1.4 million in North America.

Revenues - Six months ended June 30, 2014 vs. Six months ended June 30, 2013
Revenues increased $32.3 million, or 12%, for the six months ended June 30, 2014, compared with the same period last year. This increase was primarily due to $23.8 million in higher product volume, including heat products, in EMEA, as well as increased product volume of $4.9 million in North America, $4.2 million in Asia/Pacific, and $2.6 million in Latin America, partially offset by a decrease in professional services revenue of $3.2 million in North America.

No single customer represented more than 10% of the Water operating segment revenues during the three and six months ended June 30, 2014 and 2013.

Gross Margin - Three months ended June 30, 2014 vs. Three months ended June 30, 2013
Water gross margin decreased to 35.3% for the three months ended June 30, 2014, compared with 35.4% for the same period last year, primarily as the result of less favorable product mix in Latin America and Asia/Pacific, partially offset by increased product volumes in North America and EMEA and lower warranty expense.

Gross Margin - Six months ended June 30, 2014 vs. Six months ended June 30, 2013
Water gross margin increased to 35.6% for the six months ended June 30, 2014, compared with 34.2% for the same period last year, primarily as the result of a decrease in professional services in North America, which have a lower gross margin, along with increased product volumes in EMEA and North America, and lower warranty expense.

Operating Expenses - Three months ended June 30, 2014 vs. Three months ended June 30, 2013
Operating expenses for the three months ended June 30, 2014 increased by $1.3 million, or 4%, over the second quarter of 2013, primarily as the result of increased sales and marketing expense associated with higher revenue. Sales and marketing, product development, general and administrative, and amortization of intangible asset expenses as a percentage of revenues were 21% in 2014 and 23% in 2013.

Operating Expenses - Six months ended June 30, 2014 vs. Six months ended June 30, 2013
Operating expenses for the six months ended June 30, 2014 increased by $2.1 million, or 3%, compared with the same period last year, primarily as the result of increased sales and marketing, associated with higher revenue, and general and administrative expenses, partially offset by a scheduled decrease of $1.0 million in amortization of intangible assets. Sales and marketing, product development, general and administrative, and amortization of intangible asset expenses as a percentage of revenues were 22% in 2014 and 23% in 2013.

Corporate unallocated:

Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses decreased by $503,000 for the three months ended June 30, 2014 due primarily to lower restructuring costs as compared with the same period in 2013, partially offset by increased professional services costs during the period and the costs of our newly established Global Business Services (GBS) center. Corporate unallocated expenses increased by $7.6 million for the six months ended June 30, 2014, due to increased restructuring costs, the costs of our newly established GBS center, and higher professional services costs as compared to the same period in 2013.

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

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
	(in millions)
June 30, 2014	$478	$1,330	$675
March 31, 2014	745	1,333	614
December 31, 2013	527	1,068	549
September 30, 2013	457	1,055	582
June 30, 2013	515	1,058	558

Information on bookings by our operating segments is as follows:

Quarter Ended	Total Bookings	Electricity	Gas	Water
	(in millions)
June 30, 2014	$478	$197	$142	$139
March 31, 2014	745	463	135	147
December 31, 2013	527	192	142	193
September 30, 2013	457	167	167	123
June 30, 2013	515	256	109	150

Operating Expenses

	Three Months Ended June 30,				Six Months Ended June 30,
	2014	% of Revenues	2013	% of Revenues	2014	% of Revenues	2013	% of Revenues
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Sales and marketing	$46,119	9%	$46,182	10%	$93,728	10%	$94,398	10%
Product development	43,999	9%	43,481	9%	88,408	9%	87,689	9%
General and administrative	37,680	8%	38,317	8%	78,087	8%	71,912	8%
Amortization of intangible assets	11,109	2%	10,247	2%	22,179	2%	20,991	2%
Restructuring	(7,793)	(1)%	3,385	1%	(2,269)	—%	4,398	—%
Goodwill impairment	—	—%	—	—%	977	—%	—	—%
Total operating expenses	$131,114	27%	$141,612	29%	$281,110	29%	$279,388	30%

Operating expenses decreased $10.5 million for the three months ended June 30, 2014. This decrease was primarily the result of a decrease in restructuring expense for the quarter due to a reassessment of certain restructuring actions. Operating expenses increased $1.7 million for the six months ended June 30, 2014, primarily due to increased litigation reserves, which are included within general and administrative operating expense and goodwill impairment. This was partially offset by lower restructuring costs as a result of the reassessment of our restructuring actions.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Interest income	$53	$194	$150	$1,255
Interest expense	(2,509)	(1,920)	(5,014)	(3,845)
Amortization of prepaid debt fees	(404)	(416)	(808)	(829)
Other income (expense), net	(1,375)	(1,742)	(3,873)	(2,559)
Total other income (expense)	$(4,235)	$(3,884)	$(9,545)	$(5,978)

Interest income: Interest income is generated from our cash and cash equivalents balances and certain deposits on hand with third parties. Interest income remained consistent for the three months ended June 30, 2014 as compared with the same period in 2013. Interest income declined during the six months ended June 30, 2014 as interest rates remained low, and we recognized interest on deposits with government entities related to tax contingencies in 2013.

Interest expense: Interest expense for the three and six months ended June 30, 2014 increased due to the impact of interest rate swaps, which became effective during the third quarter of 2013 and a higher interest rate margin on the credit facility, offset partially by lower debt outstanding. Average total debt outstanding was $343.0 million and $404.2 million for the quarters ended June 30, 2014 and 2013, respectively, and $358.9 million and $410.4 million for the six month periods ended June 30, 2014 and 2013, respectively.

Amortization of prepaid debt fees: Amortization of prepaid debt fees for the three and six months ended June 30, 2014 remained consistent with the same periods in 2013. Refer to Item 1: “Financial Statements Note 6: Debt” for additional details related to our long-term borrowings.

Other income (expense), net: Other expenses, net, consist primarily of unrealized and realized foreign currency gains and losses from balances denominated in currencies other than the reporting entity's functional currency and other non-operating income (expenses). As a result of currency movements in certain markets in which we do business, foreign currency losses, net of hedging, were $0.8 million and $2.9 million for the three and six months ended June 30, 2014, compared with net foreign currency losses of $1.6 million and $2.1 million in the same periods in 2013.

Financial Condition

Cash Flow Information:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Operating activities	$67,191	$18,974
Investing activities	(19,347)	(29,514)
Financing activities	(55,680)	(18,816)
Effect of exchange rates on cash and cash equivalents	(2,189)	(3,393)
Increase (decrease) in cash and cash equivalents	$(10,025)	$(32,749)

Cash and cash equivalents was $114.8 million at June 30, 2014, compared with $124.8 million at December 31, 2013.

Operating activities
Cash provided by operating activities during the six months ended June 30, 2014 was $48.2 million higher than during the same period in 2013. This increase was primarily due to invoice timing, resulting in $32.5 million of decreased payments in accounts payable during the first half of 2014 compared with the first half of 2013. Other drivers of this increase included a $10.1 million increase in wages and benefits payable due to an increase in bonus and profit sharing compensation based on improved performance compared with the prior year, a $8.3 million lower build up of inventory, and a $6.1 million increase in unearned revenue due to increased receipts during the six months ended June 30, 2014 compared with the same period in 2013. These increases in cash provided by operating activities were partially offset by a $10.4 million decrease in accounts receivable collections.

Investing activities
Cash used in investing activities during the six months ended June 30, 2014 was $10.2 million lower compared with the same period in 2013, primarily due to a decline in the acquisition of property, plant, and equipment of $9.5 million.

Financing activities
Net cash used in financing activities during the six months ended June 30, 2014 was $36.9 million higher, compared with the same period in 2013, primarily as a result of increased repayments of debt, net of proceeds from borrowings, of $43.8 million partially offset by a decrease of $9.0 million in repurchases of our common stock. Refer to Part II, Item 2: "Unregistered Sale of Equity Securities and Use of Proceeds" for additional details related to our share repurchase program.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations for the six months ended June 30, 2014 was a decrease of $2.2 million, compared with a decrease of $3.4 million for the same period in 2013.

Off-balance sheet arrangements:

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at June 30, 2014 and December 31, 2013 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Liquidity and Capital Resources:

Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital, which represents current assets less current liabilities, was $333.4 million at June 30, 2014, compared with $344.4 million at December 31, 2013.

Borrowings
Our credit facility consists of a $300 million U.S. dollar term loan and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $660 million. At June 30, 2014, $80.0 million was outstanding under the revolver, and $49.8 million was utilized by outstanding standby letters of credit, resulting in $530.2 million available for additional borrowings.

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

On February 7, 2014, the Board authorized a twelve-month repurchase program of up to $50 million in shares of our common stock, to begin on March 8, 2014, upon the expiration of the previous stock repurchase program. From March 8, 2014 through June 30, 2014, we repurchased 107,477 shares of our common stock, totaling $4.2 million, with $45.8 million remaining under our repurchase program.

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

We began implementing these projects in the third quarter of 2013, and we expect to substantially complete these projects by the middle of 2015. Certain aspects of the projects are subject to a variety of labor and employment laws, rules, and regulations, which could result in a delay in implementing the projects at some locations. This may delay the completion of the restructuring projects beyond the middle of 2015. During the six months ended June 30, 2014, the total expected costs decreased $2.4 million from our December 31, 2013 expected costs. This decrease was primarily the result of a reassessment of certain restructuring actions during the second quarter of 2014. This was partially offset by additional workforce reductions from the planned consolidation of certain corporate functions. At June 30, 2014, the current and long-term portions of the restructuring related liability balances were $19.1 million and $5.5 million, respectively. For further details regarding our restructuring activities, refer to Item 1: “Financial Statements, Note 12: Restructuring.”

Other Liquidity Considerations
We have tax credits and net operating loss carryforwards in various jurisdictions that are available to reduce cash taxes. However, utilization of tax credits and net operating losses are limited in certain jurisdictions. Based on current projections, we expect to pay, net of refunds, approximately $9.0 million in U.S federal taxes, and $15.7 million in local and foreign taxes in 2014. For a discussion of our tax provision and unrecognized tax benefits, see Item 1: “Financial Statements, Note 10: Income Taxes.”

As of June 30, 2014, there was $34.5 million of cash and short-term investments held by foreign subsidiaries that could be repatriated to fund U.S. operations, and additional tax costs may be required. We do not provide U.S. deferred taxes related to the cash in these foreign subsidiaries because our investment is considered permanent in duration. Tax is one of the many factors that we consider in the management of global cash. Included in the determination of the tax costs in repatriating foreign cash into the United States are the amount of earnings and profits in a particular jurisdiction, withholding taxes that would be imposed, and available foreign tax credits. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

In several of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc, we consolidate them because we have a greater than 50% ownership interest or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. Approximately $17.8 million of our consolidated cash balance at June 30, 2014 resides in our joint venture entities. As a result, the minority shareholders of these entities control their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from these entities.

For a description of our funded and unfunded non-U.S. defined benefit pension plans and our expected 2014 contributions, refer to Item 1: “Financial Statements, Note 8: Defined Benefit Pension Plans.”

For a description of our bonus and profit sharing plans, including the amounts accrued at June 30, 2014 and the expected timing of payment, refer to Bonus and Profit Sharing within Critical Accounting Estimates below.

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

Restructuring
We record a liability for costs associated with an exit or disposal activity under a restructuring project at its fair value in the period in which the liability is incurred. Employee termination benefits considered post-employment benefits are accrued when the obligation is probable and estimable, such as benefits stipulated by human resource policies and practices or statutory requirements. One-time termination benefits are expensed at the date the employee is notified. If the employee must provide future service greater than 60 days, such benefits are expensed ratably over the future service period. For contract termination costs, we record a liability upon the later of when we terminate a contract in accordance with the contract terms or when we cease using the rights conveyed by the contract.

Asset impairments associated with a restructuring project are determined at the asset group level. An impairment may be recorded for assets that are to be abandoned, are to be sold for less than net book value, or are held for sale in which the estimated proceeds are less than the net book value less costs to sell. We may also recognize impairment on an asset group, which is held and used, when the carrying value is not recoverable and exceeds the asset group's fair value. If an asset group is considered a business, a portion of the Company's goodwill balance is allocated to it based on relative fair value. If the sale of an asset group under a restructuring project results in proceeds that exceed the net book value of the asset group, the resulting gain is recorded within restructuring expense in the Consolidated Statements of Operations.

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

Bonus and Profit Sharing
We have various employee bonus and profit sharing plans, which provide award amounts for the achievement of annual financial and nonfinancial targets. If management determines it probable that the targets will be achieved and the amounts can be reasonably estimated, a compensation accrual is recorded based on the proportional achievement of the financial and nonfinancial targets. Although we monitor and accrue expenses quarterly based on our estimated progress toward the achievement of the annual targets, the actual results at the end of the year may require awards that are significantly greater or less than the estimates made in earlier quarters. For the three and six months ended June 30, 2014, we accrued $5.2 million and $14.2 million for such awards, compared with $2.0 million and $8.0 million for the same periods in 2013. Awards are typically distributed in the first quarter of the following year.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and the weighted average interest rates at June 30, 2014. Weighted average variable rates in the table are based on implied forward rates in the Reuters U.S. dollar yield curve as of June 30, 2014 and our estimated leverage ratio, which determines our additional interest rate margin at June 30, 2014.

	2014	2015	2016	2017	2018	Total	Fair Value
	(in thousands)
Variable Rate Debt
Principal: U.S. dollar term loan	$15,000	$30,000	$202,500	$—	$—	$247,500	$246,918
Average interest rate	1.66%	1.94%	2.55%	—%	—%

Principal: Multicurrency revolving line of credit	$—	$—	$80,000	$—	$—	$80,000	$79,788
Average interest rate	1.66%	1.94%	2.55%	—%	—%

Interest rate swap on LIBOR-based debt
Average interest rate (Pay)	1.00%	1.00%	1.00%	—%	—%
Average interest rate (Receive)	0.16%	0.44%	1.05%	—%	—%
Net/Spread	(0.84)%	(0.56)%	0.05%	—%	—%

Based on a sensitivity analysis as of June 30, 2014, we estimate that, if market interest rates average one percentage point higher in 2014 than in the table above, our financial results in 2014 would not be materially impacted.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. As a result, over half of our revenues and operating expenses are denominated in foreign currencies, which expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in functional currencies other than the U.S. dollar were 59% of total revenues for the three and six months ended June 30, 2014, compared with 59% and 62% for the same respective period in 2013.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, non-functional currency monetary assets and liabilities are revalued, with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 259 contracts were entered into during the six months ended June 30, 2014) not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. The notional amounts of the contracts ranged from $224,000 to $16.6 million, offsetting our exposures from the euro, South African rand, Saudi riyal, Canadian dollar, Australian dollar, Chinese yuan renminbi, and various other currencies.
In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. At June 30, 2014, an evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2014, the Company’s disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

(b)
Changes in internal controls over financial reporting. While we are continuing the process of upgrading our global enterprise resource software systems, there have been no changes in our internal control over financial reporting during the three months ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings
Refer to Item 1: “Financial Statements, Note 11: Commitments and Contingencies”.

Item 1A:	Risk Factors
There were no material changes to risk factors during the second quarter of 2014 from those previously disclosed in Item 1A: "Risk Factors" of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the SEC on February 26, 2014.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Issuer Repurchase of Equity Securities
The table below summarizes information about the Company's purchases of its shares of common stock, based on settlement date, during the quarterly period ended June 30, 2014.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
April 1 through April 30	—	$—	—	$50,000
May 1 through May 31	38,000	38.50	38,000	48,537
June 1 through June 30	69,477	39.63	69,477	45,784
Total	107,477	$39.23	107,477

(1)
On February 7, 2014, the Board authorized a new repurchase program of up to $50 million of our common stock over a 12-month period beginning March 8, 2014. Repurchases are made in the open market or in privately negotiated transactions, and in accordance with applicable securities laws. No shares were purchased outside of this plan.

(2)	Includes commissions.

Subsequent to June 30, 2014, we repurchased 79,500 shares of our common stock under the stock repurchase program authorized by the Board of Directors on February 7, 2014. The average price paid per share was $39.46.

Item 5:	Other Information

(a) No information was required to be disclosed in a report on Form 8-K during the second quarter of 2014 that was not reported.

(b) Not applicable.

Item 6:	Exhibits

Exhibit Number	Description of Exhibits

10.1
Form of Stock Option Grant Notice and Agreement for use in connection with both incentive and non-qualified stock options granted under Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. * (attached hereto)

10.2
Form of Restricted Stock Unit (RSU) Award Notice and Agreement for all Participants (excluding France) for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. * (attached hereto)

10.3	Form of RSU Award Notice and Agreement for Participants in France for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. * (attached hereto)

10.4	Form of Long Term Performance RSU Award Notice and Agreement for U.S. Participants for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. * (attached hereto)

10.5	Form of Long Term Performance RSU Award Notice and Agreement for Participants in France for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. * (attached hereto)

10.6	Rules of Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan for the Grant of Restricted Stock Units to Participants in France. * (attached hereto)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Management contract or compensatory plan or arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITRON, INC.

August 5, 2014	By:	/s/ STEVEN M. HELMBRECHT
Date		Steven M. Helmbrecht
Executive Vice President and Chief Financial Officer