Form 10-Q
period 2014-09-30
ITRON INC /WA/
filed 2014-11-05
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2014 there were outstanding 39,058,814 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1:     Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Revenues	$496,454	$495,491	$1,460,602	$1,425,202
Cost of revenues	345,692	345,407	992,264	975,407
Gross profit	150,762	150,084	468,338	449,795

Operating expenses
Sales and marketing	44,484	44,050	138,212	138,448
Product development	42,303	41,495	130,711	129,184
General and administrative	36,542	32,260	114,629	104,172
Amortization of business acquisition-related intangible assets	10,917	10,388	33,096	31,379
Restructuring expense	58	28,379	(2,211)	32,777
Goodwill impairment	—	—	977	—
Total operating expenses	134,304	156,572	415,414	435,960

Operating income (loss)	16,458	(6,488)	52,924	13,835
Other income (expense)
Interest income	163	146	313	1,401
Interest expense	(3,015)	(2,847)	(8,837)	(7,521)
Other income (expense), net	(1,569)	(158)	(5,442)	(2,717)
Total other income (expense)	(4,421)	(2,859)	(13,966)	(8,837)

Income (loss) before income taxes	12,037	(9,347)	38,958	4,998
Income tax benefit (provision)	(4,484)	2,589	(11,679)	3,936
Net income (loss)	7,553	(6,758)	27,279	8,934
Net income attributable to noncontrolling interests	245	590	966	1,313
Net income (loss) attributable to Itron, Inc.	$7,308	$(7,348)	$26,313	$7,621

Earnings (loss) per common share - Basic	$0.19	$(0.19)	$0.67	$0.19
Earnings (loss) per common share - Diluted	$0.19	$(0.19)	$0.67	$0.19

Weighted average common shares outstanding - Basic	39,213	39,127	39,268	39,325
Weighted average common shares outstanding - Diluted	39,493	39,127	39,516	39,623
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net income (loss)	$7,553	$(6,758)	$27,279	$8,934
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(49,391)	21,853	(60,760)	(2,267)
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	134	(678)	(344)	94
Net hedging loss (gain) reclassified into net income	266	170	788	170
Pension plan benefit liability adjustment	98	185	313	(12)
Total other comprehensive income (loss), net of tax	(48,893)	21,530	(60,003)	(2,015)
Total comprehensive income (loss), net of tax	(41,340)	14,772	(32,724)	6,919
Comprehensive income (loss) attributable to noncontrolling interests, net of tax:
Net income (loss) attributable to noncontrolling interests	245	590	966	1,313
Foreign currency translation adjustments	—	66	—	66
Amounts attributable to noncontrolling interests	245	656	966	1,379
Comprehensive income (loss) attributable to Itron, Inc.	$(41,585)	$14,116	$(33,690)	$5,540
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$122,475	$124,805
Accounts receivable, net	342,480	356,709
Inventories	190,689	177,467
Deferred tax assets current, net	34,581	37,110
Other current assets	104,847	103,275
Total current assets	795,072	799,366

Property, plant, and equipment, net	222,354	246,820
Deferred tax assets noncurrent, net	67,826	58,880
Other long-term assets	31,604	33,027
Intangible assets, net	155,432	195,840
Goodwill	515,641	548,578
Total assets	$1,787,929	$1,882,511

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$203,175	$199,769
Other current liabilities	62,039	70,768
Wages and benefits payable	91,871	89,314
Taxes payable	18,491	10,700
Current portion of debt	30,000	26,250
Current portion of warranty	22,283	21,048
Unearned revenue	47,316	37,163
Total current liabilities	475,175	455,012

Long-term debt	280,000	352,500
Long-term warranty	18,071	24,098
Pension plan benefit liability	82,529	88,687
Deferred tax liabilities noncurrent, net	7,220	7,326
Other long-term obligations	87,927	81,917
Total liabilities	950,922	1,009,540

Commitments and contingencies

Equity
Preferred stock	—	—
Common stock	1,287,959	1,290,629
Accumulated other comprehensive loss, net	(81,725)	(21,722)
Accumulated deficit	(387,358)	(413,671)
Total Itron, Inc. shareholders' equity	818,876	855,236
Noncontrolling interests	18,131	17,735
Total equity	837,007	872,971
Total liabilities and equity	$1,787,929	$1,882,511
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Operating activities
Net income	$27,279	$8,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,233	73,749
Stock-based compensation	12,703	14,276
Amortization of prepaid debt fees	1,212	1,244
Deferred taxes, net	(9,787)	(17,490)
Goodwill impairment	977	—
Restructuring expense, non-cash	—	27
Other adjustments, net	120	(462)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,576)	21,925
Inventories	(23,986)	(27,833)
Other current assets	(5,298)	(9,447)
Other long-term assets	(1,396)	4,719
Accounts payable, other current liabilities, and taxes payable	19,669	11,652
Wages and benefits payable	6,717	(7,844)
Unearned revenue	11,800	3,418
Warranty	(3,544)	(6,937)
Other operating, net	6,415	(4,054)
Net cash provided by operating activities	116,538	65,877

Investing activities
Acquisitions of property, plant, and equipment	(32,060)	(44,548)
Business acquisitions, net of cash and cash equivalents acquired	—	(860)
Other investing, net	(193)	3,705
Net cash used in investing activities	(32,253)	(41,703)

Financing activities
Proceeds from borrowings	—	35,000
Payments on debt	(68,750)	(53,125)
Issuance of common stock	2,324	3,842
Repurchase of common stock	(15,324)	(23,566)
Other financing, net	2,395	1,765
Net cash used in financing activities	(79,355)	(36,084)

Effect of foreign exchange rate changes on cash and cash equivalents	(7,260)	(2,454)
Decrease in cash and cash equivalents	(2,330)	(14,364)
Cash and cash equivalents at beginning of period	124,805	136,411
Cash and cash equivalents at end of period	$122,475	$122,047

Non-cash transactions:
Property, plant, and equipment purchased but not yet paid	$832	$2,249

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$8,528	$10,817
Interest, net of amounts capitalized	7,536	6,276
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977. We provide a portfolio of products and services to utilities for the electricity, natural gas, and water markets throughout the world.

Financial Statement Preparation
The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2014 and 2013, the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013 of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed.

Certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the 2013 audited financial statements and notes included in our Annual Report on Form 10-K filed with the SEC on February 26, 2014. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

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

Goodwill and Intangible Assets
Goodwill and intangible assets may result from our business acquisitions. Intangible assets may also result from the purchase of assets and intellectual property in a transaction that does not qualify as a business combination. We use estimates, including estimates of useful lives of intangible assets, the amount and timing of related future cash flows, and fair values of the related operations, in determining the value assigned to goodwill and intangible assets. Our finite-lived intangible assets are amortized over their estimated useful lives based on estimated discounted cash flows. IPR&D is considered an indefinite-lived intangible asset and is not subject to amortization until the associated projects are completed or terminated. Finite-lived intangible assets are tested for impairment at the asset group level when events or changes in circumstances indicate the carrying value may not be recoverable. Indefinite-lived intangible assets are tested for impairment annually, when events or changes in circumstances indicate the asset may be impaired, or at the time when their useful lives are determined to be no longer indefinite.

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

Warranty
We offer standard warranties on our hardware products and large application software products. We accrue the estimated cost of new product warranties based on historical and projected product performance trends and costs during the warranty period. Testing of new products in the development stage helps identify and correct potential warranty issues prior to manufacturing. Quality control efforts during manufacturing reduce our exposure to warranty claims. When testing or quality control efforts fail to detect a fault in one of our products, we may experience an increase in warranty claims. We track warranty claims to identify potential warranty trends. If an unusual trend is noted, an additional warranty accrual would be recorded if a failure event is probable and the cost can be reasonably estimated. When new products are introduced, our process relies on historical averages of similar products until sufficient data are available. As actual experience on new products becomes available, it is used to modify the historical averages to ensure the expected warranty costs are within a range of likely outcomes. Management regularly evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. The warranty allowances may fluctuate due to changes in estimates for material, labor, and other costs we may incur to repair or replace projected product failures, and we may incur additional warranty and related expenses in the future with respect to new or established products, which could adversely affect our financial position and results of operations. The long-term warranty balance includes estimated warranty claims beyond one year. Warranty expense is classified within cost of revenues.

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

Share Repurchase Plan
From time to time, we may repurchase shares of common stock under programs authorized by our Board of Directors. Share repurchases are made in the open market or in privately negotiated transactions and in accordance with applicable securities laws. Under applicable Washington State law, shares repurchased are retired and not reported separately as treasury stock on the financial statements; the value of the repurchased shares is deducted from common stock.

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

Unearned revenue is recorded when a customer pays for products or services, but the criteria for revenue recognition have not been met as of the balance sheet date. Unearned revenues of $80.2 million and $69.8 million at September 30, 2014 and December 31, 2013 related primarily to professional services and software associated with our smart metering contracts, extended or noncustomary warranty, and prepaid post-contract support. Deferred costs are recorded for products or services for which ownership (typically defined as title and risk of loss) has transferred to the customer, but the criteria for revenue recognition have not been met as of the balance sheet date. Deferred costs were $25.9 million and $23.5 million at September 30, 2014 and December 31, 2013 and are recorded within other assets in the Consolidated Balance Sheets.

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

Note 2:    Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Net income (loss) available to common shareholders	$7,308	$(7,348)	$26,313	$7,621

Weighted average common shares outstanding - Basic	39,213	39,127	39,268	39,325
Dilutive effect of stock-based awards	280	—	248	298
Weighted average common shares outstanding - Diluted	39,493	39,127	39,516	39,623
Earnings (loss) per common share - Basic	$0.19	$(0.19)	$0.67	$0.19
Earnings (loss) per common share - Diluted	$0.19	$(0.19)	$0.67	$0.19

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award, and the amount of excess tax benefits, if any. Approximately 1.1 million and 1.2 million stock-based awards were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2014, and approximately 1.3 million and 1.1 million stock-based awards were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2013, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock would be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at September 30, 2014 and December 31, 2013.

Stock Repurchase Plan
On March 8, 2013, the Board authorized a 12-month repurchase program of up to $50 million in shares of our common stock. The March 8, 2013 authorization expired on March 7, 2014. From January 1, 2014 through March 7, 2014, we repurchased 75,203 shares of our common stock, totaling $2.9 million.

On February 7, 2014, the Board authorized a 12-month repurchase program of up to $50 million in shares of our common stock, to begin on March 8, 2014, upon the expiration of the previous stock repurchase program. From March 8, 2014 through September 30, 2014, we repurchased 311,177 shares of our common stock, totaling $12.4 million, and $37.6 million remains under the current program for future purchases.
Note 3:    Certain Balance Sheet Components

Accounts receivable, net	September 30, 2014	December 31, 2013
	(in thousands)
Trade receivables (net of allowance of $6,524 and $8,368)	$310,261	$328,240
Unbilled receivables	32,219	28,469
Total accounts receivable, net	$342,480	$356,709

At September 30, 2014 and December 31, 2013, $4.7 million and $3.2 million, respectively, were recorded within trade receivables as billed but not yet paid by customers, in accordance with contract retainage provisions. At September 30, 2014 and December 31, 2013, contract retainage amounts that were unbilled and classified as unbilled receivables were $3.6 million and $4.3 million, respectively. These contract retainage amounts within trade receivables and unbilled receivables are expected to be collected within the following 12 months.

At September 30, 2014 and December 31, 2013, long-term unbilled receivables totaled $4.5 million and $4.7 million, respectively. These long-term unbilled receivables are classified within other long-term assets, as collection is not anticipated within the following 12 months. We had no long-term billed contract retainage receivables at September 30, 2014 and December 31, 2013, as we expect to collect all contract retainage receivables within the following 12 months.

Allowance for doubtful accounts activity	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Beginning balance	$7,355	$6,948	$8,368	$7,372
Provision (release) of doubtful accounts, net	(356)	1,290	(545)	1,461
Accounts written-off	(233)	(164)	(1,023)	(467)
Effect of change in exchange rates	(242)	153	(276)	(139)
Ending balance	$6,524	$8,227	$6,524	$8,227

Inventories	September 30, 2014	December 31, 2013
	(in thousands)
Materials	$101,607	$102,596
Work in process	11,694	13,770
Finished goods	77,388	61,101
Total inventories	$190,689	$177,467

Our inventory levels may vary from period to period as a result of our factory scheduling and the timing of contract fulfillments, which may include the buildup of materials in preparation for customer orders or finished goods for shipment.

Consigned inventory is held at third-party locations; however, we retain title to the inventory until it is purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $3.6 million and $6.4 million at September 30, 2014 and December 31, 2013, respectively.

Property, plant, and equipment, net	September 30, 2014	December 31, 2013
	(in thousands)
Machinery and equipment	$307,098	$309,525
Computers and software	101,861	99,654
Buildings, furniture, and improvements	139,681	145,926
Land	22,764	24,005
Construction in progress, including purchased equipment	16,730	14,257
Total cost	588,134	593,367
Accumulated depreciation	(365,780)	(346,547)
Property, plant, and equipment, net	$222,354	$246,820

Depreciation expense	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Depreciation expense	$13,691	$14,330	$42,118	$42,370

Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, were as follows:

	September 30, 2014			December 31, 2013
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$414,289	$(361,336)	$52,953	$428,890	$(356,017)	$72,873
Customer contracts and relationships	274,073	(176,036)	98,037	291,185	(173,952)	117,233
Trademarks and trade names	70,046	(66,146)	3,900	73,117	(67,449)	5,668
Other	11,584	(11,042)	542	11,089	(11,023)	66
Total intangible assets	$769,992	$(614,560)	$155,432	$804,281	$(608,441)	$195,840

A summary of intangible asset activity is as follows:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Beginning balance, intangible assets, gross	$804,281	$802,540
Intangible assets acquired	1,453	(1,500)
Effect of change in exchange rates	(35,742)	(3,000)
Ending balance, intangible assets, gross	$769,992	$798,040

For the nine months ended September 30, 2014, intangible assets acquired consist of purchased technology and purchased software licenses to be sold to others. Amortization expense associated with these intangible assets will be classified within cost of revenues in the Consolidated Statements of Operations.

For the nine months ended September 30, 2013, the adjustment of $1.5 million to intangible assets acquired is associated with the correction of an error for a long-term revenue contract from the SmartSynch acquisition, which occurred on May 1, 2012. During the second quarter of 2013, we finalized the purchase price allocation related to this acquisition and recorded certain adjustments that are reflected as Intangible assets acquired. These adjustments primarily affected the fair value calculation of certain accrued liabilities associated with specific contracts. Among these adjustments was the correction of an error associated with a long-term revenue contract acquired from SmartSynch. In May 2013, we determined that certain manufacturing costs were not reflected in the model used to value this contract at acquisition. Once these costs were properly added to the total cost and profitability estimates, we determined the total contract would result in a loss over the contract term. Previously, we had recognized a customer relationship intangible asset of $1.5 million associated with this contract, with amortization scheduled to begin in 2014 based on the contract's original projected cash flow. Since the contract is in an overall loss position, we determined that the intangible asset had no value. We reduced the value of this intangible asset to zero with a corresponding adjustment to goodwill.

Intangible assets of our international subsidiaries are recorded in their respective functional currency; therefore, the carrying amounts of intangible assets increase or decrease, with a corresponding change in accumulated OCI, due to changes in foreign currency exchange rates.

Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Annual Amortization
(in thousands)
2014 (amount remaining at September 30, 2014)	$10,701
2015	34,505
2016	27,234
2017	20,169
2018	14,102
Beyond 2018	48,721
Total intangible assets subject to amortization	$155,432

Note 5:    Goodwill

The following table reflects goodwill allocated to each reporting segment as of September 30, 2014:

	Electricity	Gas	Water	Total Company
	(in thousands)
Balance at January 1, 2014
Goodwill before impairment	$493,610	$394,878	$429,783	$1,318,271
Accumulated impairment losses	(433,378)	—	(336,315)	(769,693)
Goodwill, net	60,232	394,878	93,468	548,578

Goodwill impairment	(977)	—	—	(977)
Effect of change in exchange rates	(2,408)	(24,211)	(5,341)	(31,960)

Balance at September 30, 2014
Goodwill before impairment	463,550	370,667	397,462	1,231,679
Accumulated impairment losses	(406,703)	—	(309,335)	(716,038)
Goodwill, net	$56,847	$370,667	$88,127	$515,641

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

Our stock price has declined from $43.04 at October 1, 2013 to $38.75 at October 1, 2014, resulting in a decrease in our market capitalization. However, there were no indicators of impairment that would require an interim goodwill impairment test prior to our annual goodwill impairment test.

Goodwill and accumulated impairment losses associated with our international subsidiaries are recorded in their respective functional currencies; therefore, the carrying amounts of these balances increase or decrease, with a corresponding change in accumulated OCI, due to changes in foreign currency exchange rates.
Note 6:    Debt

The components of our borrowings were as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Credit facility:
USD denominated term loan	$240,000	$258,750
Multicurrency revolving line of credit	70,000	120,000
Total debt	310,000	378,750
Less: current portion of debt	30,000	26,250
Long-term debt	$280,000	$352,500

Credit Facility
Our credit facility is dated August 5, 2011. The credit facility consists of a $300 million U.S. dollar term loan (the term loan) and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $660 million. Both the term loan and the revolver mature on August 8, 2016. Amounts borrowed under the revolver are classified as long-term and, during the credit facility term, may be repaid and reborrowed until the revolver's maturity, at which time the revolver will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the revolver are subject to a commitment fee, which is paid in arrears on the last day of each fiscal quarter, ranging from 0.20% to 0.40% per annum depending on our total leverage ratio as of the most recently ended fiscal quarter. Amounts repaid on the term loan may not be reborrowed. The credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, British pounds, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries, including a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of their first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The credit facility includes debt covenants, which contain certain financial ratio thresholds and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the credit facility at September 30, 2014.

Scheduled principal repayments for the term loan are due quarterly in the amount of $7.5 million through June 2016 with the remainder due at maturity on August 8, 2016. The term loan may be repaid early in whole or in part, subject to certain minimum thresholds, without penalty.

Under the credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total leverage ratio (as defined in the credit agreement). The applicable rates per annum may be based on either: (1) the LIBOR rate, plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 1/2 of 1%, or (iii) one month LIBOR plus 1%. At September 30, 2014, the interest rate for both the term loan and the revolver was 1.66% (the LIBOR rate plus a margin of 1.50%).

Total credit facility repayments were as follows:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Term loan	$18,750	$13,125
Multicurrency revolving line of credit	50,000	40,000
Total credit facility repayments	$68,750	$53,125

At September 30, 2014, $70.0 million was outstanding under the credit facility revolver, and $49.1 million was utilized by outstanding standby letters of credit, resulting in $540.9 million available for additional borrowings.

Unamortized prepaid debt fees were as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Unamortized prepaid debt fees	$2,673	$3,810

Note 7:    Derivative Financial Instruments

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Refer to Note 1, Note 13, and Note 14 for additional disclosures on our derivative instruments.

The fair values of our derivative instruments are determined using the income approach and significant other observable inputs (also known as Level 2). We have used observable market inputs based on the type of derivative and the nature of the underlying instrument. The key inputs include interest rate yield curves (swap rates and futures) and foreign exchange spot and forward rates, all of which are available in an active market. We have utilized the mid-market pricing convention for these inputs. We include, as a discount to the derivative asset, the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments is in a net asset position. We consider our own nonperformance risk when the net fair value of our derivative instruments is in a net liability position by discounting our derivative liabilities to reflect the potential credit risk to our counterparty through applying a current market indicative credit spread to all cash flows.

The fair values of our derivative instruments were as follows:

		Fair Value
	Balance Sheet Location	September 30, 2014	December 31, 2013
		(in thousands)
Asset Derivatives
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other long-term assets	$162	$—
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	36	41
Total asset derivatives		$198	$41

Liability Derivatives
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other current liabilities	$1,474	$1,557
Interest rate swap contracts	Other long-term obligations	—	474
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	252	145
Total liability derivatives		$1,726	$2,176

OCI during the reporting periods for our derivative and nonderivative hedging instruments, net of tax, was as follows:

	2014	2013
	(in thousands)
Net unrealized loss on hedging instruments at January 1,	$(15,636)	$(16,069)
Unrealized gain (loss) on hedging instruments	(344)	94
Realized losses reclassified into net income (loss)	788	170
Net unrealized loss on hedging instruments at September 30,	$(15,192)	$(15,805)

Included in the net unrealized loss on hedging instruments at September 30, 2014 and 2013 is a loss of $14.4 million, net of tax, related to our nonderivative net investment hedge, which terminated in 2011. This loss on our net investment hedge will remain in accumulated OCI until such time when earnings are impacted by a sale or liquidation of the associated foreign operation.

A summary of the potential effect of netting arrangements on our financial position related to the offsetting of our recognized derivative assets and liabilities under master netting arrangements or similar agreements is as follows:

Offsetting of Derivative Assets
		Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets Presented in the Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
September 30, 2014	$198	$(198)	$—	$—

December 31, 2013	$41	$(40)	$—	$1

Offsetting of Derivative Liabilities
		Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities Presented in the Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
September 30, 2014	$1,726	$(198)	$—	$1,528

December 31, 2013	$2,176	$(40)	$—	$2,136

Our derivative assets and liabilities consist of foreign exchange forward and interest rate swap contracts with eight counterparties at September 30, 2014 and seven counterparties at December 31, 2013. No derivative asset or liability balance with any of our counterparties was individually significant at September 30, 2014 or December 31, 2013. Our derivative contracts with each of these counterparties exist under agreements that provide for the net settlement of all contracts through a single payment in a single currency in the event of default. We have no pledges of cash collateral against our obligations nor have we received pledges of cash collateral from our counterparties under the associated derivative contracts.

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

In May 2012, we entered into six forward starting pay-fixed, receive one-month LIBOR interest rate swaps. The interest rate swaps convert $200 million of our LIBOR-based debt from a floating LIBOR interest rate to a fixed interest rate of 1.00% (excluding the applicable margin on the debt) and are effective from July 31, 2013 to August 8, 2016. These cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swaps are recorded as a component of OCI and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedges are recognized as adjustments to interest expense. The amount of net losses expected to be reclassified into earnings in the next 12 months is $1.5 million. At September 30, 2014, our LIBOR-based debt balance was $310.0 million.

We will continue to monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

The before-tax effect of our cash flow derivative instruments on the Consolidated Balance Sheets and the Consolidated Statements of Operations for the three and nine months ended September 30 were as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
			Location	Amount		Location	Amount
	2014	2013		2014	2013		2014	2013
	(in thousands)			(in thousands)			(in thousands)
Three Months Ended September 30,
Interest rate swap contracts	$217	$(1,021)	Interest expense	$(431)	$(274)	Interest expense	$—	$—

Nine Months Ended September 30,
Interest rate swap contracts	$(556)	$223	Interest expense	$(1,276)	$(274)	Interest expense	$—	$—

Derivatives Not Designated as Hedging Relationships
We are exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 390 contracts were entered into during the nine months ended September 30, 2014), which are not designated for hedge accounting, but rather with the intent to reduce earnings volatility associated with certain of these non-functional currency assets and liabilities. The notional amounts of the contracts ranged from $86,000 to $19.3 million, offsetting our exposures to the euro, South African rand, Saudi riyal, Canadian dollar, Australian dollar, Chinese yuan renminbi, and various other currencies.

The effect of our foreign exchange forward derivative instruments on the Consolidated Statements of Operations for the three and nine months ended September 30 was as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Foreign exchange forward contracts	$(2,458)	$882	$(4,389)	$125
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
Our defined benefit pension plans are denominated in the functional currencies of the respective countries in which the plans are sponsored; therefore, the balances increase or decrease, with a corresponding change in OCI, due to changes in foreign currency exchange rates. Amounts recognized on the Consolidated Balance Sheets consist of:

	September 30, 2014	December 31, 2013
	(in thousands)
Assets
Plan assets in other long-term assets	$1,433	$1,426

Liabilities
Current portion of pension plan liability in wages and benefits payable	3,366	3,721
Long-term portion of pension plan liability	82,529	88,687

Net pension plan benefit liability	$84,462	$90,982

Our net pension plan benefit liability decreased primarily due to favorable foreign currency exchange rates at September 30, 2014 as compared with December 31, 2013.

Our asset investment strategy focuses on maintaining a portfolio using primarily insurance funds, which are accounted for as investments and measured at fair value, in order to achieve our long-term investment objectives on a risk adjusted basis. Our general funding policy for these qualified pension plans is to contribute amounts sufficient to satisfy regulatory funding standards of the respective countries for each plan. We contributed $389,000 and $394,000 to the defined benefit pension plans for the nine months ended September 30, 2014 and 2013, respectively. The timing of contributions can vary by plan and from year to year. For 2014, assuming that actual plan asset returns are consistent with our expected rate of return, and that interest rates remain constant, we expect to contribute approximately $425,000 to our defined benefit pension plans. We contributed $436,000 to the defined benefit pension plans for the year ended December 31, 2013.

Net periodic pension benefit costs for our plans include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Service cost	$723	$1,026	$2,750	$3,018
Interest cost	871	791	2,661	2,377
Expected return on plan assets	(158)	(79)	(478)	(237)
Settlements and other	6	—	33	(814)
Amortization of actuarial net loss	118	249	363	746
Amortization of unrecognized prior service costs	17	17	53	51
Net periodic benefit cost	$1,577	$2,004	$5,382	$5,141
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Stock options	$606	$537	$1,706	$1,529
Restricted stock units	2,413	3,258	10,307	11,651
Unrestricted stock awards	230	204	690	606
ESPP	—	155	—	490
Total stock-based compensation	$3,249	$4,154	$12,703	$14,276

Related tax benefit	$850	$1,085	$3,523	$3,838

We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied.

Subject to stock splits, dividends, and other similar events, 7,473,956 shares of common stock are reserved and authorized for issuance under our Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan). Awards consist of stock options, restricted stock units, and unrestricted stock awards. At September 30, 2014, 3,687,977 shares were available for grant under the Stock Incentive Plan. The Stock Incentive Plan shares are subject to a fungible share provision such that the authorized share reserve is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

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

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (1)	2014	2013
Dividend yield	—%	—%	—%	—%
Expected volatility	33.6%	—%	39.3%	38.1%
Risk-free interest rate	1.9%	—%	1.7%	1.0%
Expected term (years)	5.5	—	5.5	5.5

(1)	There were no employee stock options granted for the three months ended September 30, 2013.

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

A summary of our stock option activity for the nine months ended September 30 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2013	1,137	$54.06	4.8	$3,815
Granted	128	42.76			$15.44
Exercised	(53)	22.40		$1,067
Expired	(11)	49.04
Outstanding, September 30, 2013	1,201	$54.32	4.8	$2,090

Outstanding, January 1, 2014	1,180	$54.79	4.6	$1,300
Granted	160	35.65			$13.65
Exercised	(41)	26.17		$546
Forfeited	(7)	44.06
Expired	(141)	69.24
Outstanding, September 30, 2014	1,151	$51.42	5.1	$1,011

Exercisable, September 30, 2014	797	$56.78	3.4	$396

Expected to vest, September 30, 2014	341	$39.40	8.7	$586

(1)
The aggregate intrinsic value of outstanding stock options represents amounts that would have been received by the optionees had all in- the-money options been exercised on that date. Specifically, it is the amount by which the market value of our stock exceeded the exercise price of the outstanding in-the-money options before applicable income taxes, based on our closing stock price on the last business day of the period. The aggregate intrinsic value of stock options exercised during the period is calculated based on our stock price at the date of exercise.

As of September 30, 2014, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $3.4 million, which is expected to be recognized over a weighted average period of approximately 1.8 years.

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
Depending on the level of achievement of the performance condition, the actual number of shares to be earned ranges between 0% and 160% of the awards originally granted. At the end of the performance periods, if the performance conditions are achieved at or above threshold, the number of shares earned is further adjusted by a TSR multiplier payout percentage, which ranges between 75% and 125%, based on the market condition. Therefore, based on the attainment of the performance and market conditions, the actual number of shares that vest may range from 0% to 200% of the awards originally granted. Due to the presence of the TSR multiplier market condition, we utilize a Monte Carlo valuation model to determine the fair value of the awards at the grant date. This pricing model uses multiple simulations to evaluate the probability of our achievement of various stock price levels to determine our expected TSR performance ranking. The weighted-average assumptions used to estimate the fair value of performance-based restricted stock units granted and the resulting weighted average fair-value are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013 (1)	2014	2013
Dividend yield	—%	—%	—%	—%
Expected volatility	30.1%	—%	32.3%	39.1%
Risk-free interest rate	0.7%	—%	0.4%	0.3%
Expected term (years)	2.3	—	2.0	2.5

Weighted-average fair value	$43.05	$—	$35.15	$45.03

(1)	There were no long-term performance restricted stock units granted for the three months ended September 30, 2013.

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

The following table summarizes restricted stock unit activity for the nine months ended September 30:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value(1)
	(in thousands)		(in thousands)
Outstanding, January 1, 2013	774
Granted (2)	255	$42.51
Released	(260)		$13,860
Forfeited	(27)
Outstanding, September 30, 2013	742

Outstanding, January 1, 2014	658
Granted (2)	330	$35.64
Released	(266)		$13,022
Forfeited	(29)
Outstanding, September 30, 2014	693

Vested but not released, September 30, 2014	10		$383

Expected to vest, September 30, 2014	588		$23,125

(1)
The aggregate intrinsic value is the market value of the stock, before applicable income taxes, based on the closing price on the stock release dates or at the end of the period for restricted stock units expected to vest.

(2)
Restricted stock units granted in 2013 and 2014 do not include awards under the Performance Award Agreement for the respective years, as these awards are not granted until attainment of annual performance goals has been determined at the conclusion of the performance period, which had not occurred as of September 30, 2013 and 2014, respectively.

At September 30, 2014, unrecognized compensation expense on restricted stock units was $16.9 million, which is expected to be recognized over a weighted average period of approximately 1.8 years.

Unrestricted Stock Awards
We grant unrestricted stock awards to members of our Board of Directors as part of their compensation. Awards are fully vested and expensed when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of grant.

The following table summarizes unrestricted stock award activity for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Shares of unrestricted stock granted	6	5	18	14

Weighted average grant date fair value per share	$41.42	$42.83	$39.19	$44.50

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

The following table summarizes ESPP activity for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share data)
Shares of stock sold to employees(1)	13	23	47	70

Weighted average fair value per ESPP award(2)	$—	$6.42	$—	$6.61

(1)	Stock sold to employees during each fiscal quarter under the ESPP is associated with the offering period ending on the last day of the previous fiscal quarter.

(2)	Effective October 1, 2013, the ESPP is no longer compensatory, and therefore the weighted average fair value per award is not applicable for the three and nine months ended September 30, 2014.

There were approximately 459,000 shares of common stock available for future issuance under the ESPP at September 30, 2014.
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

Our tax expense for the three and nine months ended September 30, 2014 differed from the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions, estimated benefits of foreign tax credits, the benefit of certain interest expense deductions, and an election under U.S. Internal Revenue Code Section 338 with respect to a foreign acquisition in 2007.

Our tax benefit for the three months ended September 30, 2013 was lower than the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions, the benefit of certain interest expense deductions, and an election under U.S. Internal Revenue Code Section 338 with respect to a foreign acquisition in 2007. Our tax benefit for the nine months ended September 30, 2013 reflects the favorable discrete tax benefit for the retroactive extension of the 2012 research and experimentation credit in the amount of $4.0 million. The American Taxpayer Relief Act of 2012 was signed into law on January 2, 2013 and extended several business tax provisions including the research and experimentation credit. Our annual estimated effective tax rate for 2013 was favorably impacted due to the forecasted mix of earnings in domestic and international jurisdictions, the benefit of certain interest expense deductions, and an election under U.S. Internal Revenue Code Section 338 with respect to a foreign acquisition in 2007.

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense recognized were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net interest and penalties expense	$237	$453	$1,476	$792

Accrued interest and penalties recorded were as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Accrued interest	$2,093	$2,078
Accrued penalties	4,168	3,075

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate were as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Unrecognized tax benefits related to uncertain tax positions	$35,643	$28,615
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	34,578	27,694

During the nine months ended September 30, 2014, we increased our unrecognized tax benefits related to uncertain tax positions by $9.8 million and related penalties due to tax positions relating to various intercompany transactions. We decreased our unrecognized benefits related to uncertain tax positions by $1.3 million due to the expiration of the statute of limitations.

At September 30, 2014, we are under examination by certain tax authorities for the 2000 to 2012 tax years. The material jurisdictions where we are subject to examination for the 2000 to 2012 tax years include, among others, the United States, France, Germany, Italy, Brazil, and the United Kingdom. We have received an initial assessment from the French Tax Administration (“FTA”) for calendar years 2010 and 2011 of approximately $9.5 million. We disagree with the initial assessment and intend to contest it vigorously. Accordingly, we have not recorded a liability with regard to this assessment. We have also received a formal assessment from Italy for calendar years 2008 and 2009 of approximately $5 million subsequent to quarter end. We plan to pursue all available administrative remedies related to these assessments, and if we are not able to resolve administratively, we will pursue judicial remedies. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

Based upon the timing and outcome of examinations, litigation, the impact of legislative, regulatory, and judicial developments, and the impact of these items on the statute of limitations, it is reasonably possible that the related unrecognized tax benefits could change from those recorded within the next twelve months. However, at this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.

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

Our available lines of credit, outstanding standby LOCs, and bonds were as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Credit facilities(1)
Multicurrency revolving line of credit	$660,000	$660,000
Long-term borrowings	(70,000)	(120,000)
Standby LOCs issued and outstanding	(49,054)	(49,491)
Net available for additional borrowings and LOCs	$540,946	$490,509

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$103,617	$115,269
Standby LOCs issued and outstanding	(27,979)	(31,714)
Short-term borrowings(2)	(7,138)	(4,252)
Net available for additional borrowings and LOCs	$68,500	$79,303

Unsecured surety bonds in force	$140,550	$186,446

(1)	Refer to Note 6 for details regarding our secured credit facilities.

(2)	Short-term borrowings are included in "Other current liabilities" on the Consolidated Balance Sheets.

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

In 2010 and 2011, Transdata Incorporated (Transdata) filed lawsuits against four of our customers, CenterPoint Energy (CenterPoint), TriCounty Electric Cooperative, Inc. (Tri-County), San Diego Gas & Electric Company (San Diego), and Texas-New Mexico Power Company (TNMP), as well as several other utilities, alleging infringement of three patents owned by Transdata related to the use of an antenna in a meter. Pursuant to our contractual obligations with our customers, we agreed, subject to certain exceptions, to indemnify and defend them in these lawsuits. The complaints seek unspecified damages as well as injunctive relief. CenterPoint, Tri-County, San Diego, and TNMP have denied all of the substantive allegations and filed counterclaims seeking a declaratory judgment that the patents are invalid and not infringed. In December 2011, the Judicial Panel on Multi-District Litigation consolidated all of these cases in the Western District of Oklahoma for pretrial proceedings. On April 17, 2011, the Oklahoma court stayed the litigation pending the resolution of re-examination proceedings in the United States Patent and Trademark Office (U.S. PTO). The U.S. PTO has issued re-examination certificates confirming the patentability of the original claims and allowing certain new claims added by Transdata. The parties conducted a claim construction hearing on February 5, 2013 on one claim term -- "electric meter circuitry." After initially adopting the defendants' proposed construction of the term, the Court granted Transdata's motion for reconsideration by order of June 25, 2013 and has adopted Transdata's proposed construction. On October 1, 2013, the Court issued an order construing other claim terms. Fact discovery closed on June 29, 2014. Opening and rebuttal expert reports have been served, and the parties are in the process of scheduling expert depositions. In addition, new requests for re-examination have been filed, and all Transdata claims contained in all three patents currently stand as rejected by the U.S. PTO in the re-examinations. Petitions for inter partes review have also been filed, but there has not yet been a decision on those petitions. Some of the defendants, including those we are defending, have sought a stay in light of the re-examination and inter partes review proceedings. That motion is pending. No trials are scheduled. We do not believe this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which such a loss is recognized.

Itron and its subsidiaries are parties to various employment-related proceedings in jurisdictions where they do business. None of the proceedings are individually material to Itron, and we believe that we have made adequate provision such that the ultimate disposition of the proceedings will not materially affect Itron's business or financial condition.

In a series of cases, approximately 300 former employees of Itron Sistemas e Technologia Ltda. (Itron Brazil), the majority of whose employment contracts were terminated in 2011, sued Itron Brazil seeking payment of overtime and salary differential and alleging that the assumption of the employment relationship by Itron Brazil constituted illegal outsourcing under Brazilian law. In 2008, Itron Brazil entered into an agreement to provide installation and maintenance services to one of its customers and, to perform such services, hired over 800 employees of the previous provider of such services. In 2011, Itron Brazil determined to terminate the contract with its customer, which led to the termination of approximately 870 employees. Under applicable statutes of limitation, most additional employee claims must have been brought prior to October 31, 2013. Itron Brazil intends to vigorously defend these cases.

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

On May 1, 2012, we completed the acquisition of SmartSynch, Inc. (SmartSynch). On or about April 25, 2012, SmartSynch entered into a contract with a third party (the Counterparty) to work with the Counterparty to develop jointly a new product that would be marketed and sold to potential SmartSynch customers. SmartSynch did not disclose to us prior to the closing of our acquisition of SmartSynch that it had entered into a material contract of this nature, which the Counterparty interprets as requiring payments totaling at least $60 million to it for license fees over a five-year term. On July 25, 2012, after receiving an invoice for license fees purportedly owed under the contract, we commenced an action against the Counterparty in the Court of Chancery of the State of Delaware seeking a declaration that the contract was unenforceable or, in the alternative, seeking reformation of the contract. On August 21, 2012, the Counterparty filed an answer to the complaint, along with a counterclaim for breach of contract, among other claims, seeking damages in excess of $60 million. Each party filed additional pleadings and briefing. Discovery has been completed, and a trial has been scheduled for February 2015. We have been asserting our positions and defending against the counterclaim vigorously, and will continue to do so. We do not believe this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which such a loss is recognized.

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Beginning balance	$42,549	$50,632	$45,146	$53,605
New product warranties	2,278	1,761	4,992	4,583
Other changes/adjustments to warranties	2,632	1,354	3,686	6,992
Claims activity	(5,605)	(8,283)	(12,113)	(18,671)
Effect of change in exchange rates	(1,500)	567	(1,357)	(478)
Ending balance	40,354	46,031	40,354	46,031
Less: current portion of warranty	22,283	20,102	22,283	20,102
Long-term warranty	$18,071	$25,929	$18,071	$25,929

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to extended warranty contracts, and other changes and adjustments to warranties. Warranty expense for the three and nine months ended September 30 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Total warranty expense	$4,910	$3,115	$8,678	$11,575

Warranty expense increased during the three months ended September 30, 2014 compared with the same period in 2013 primarily due to special warranty provisions for several customers. Warranty expense decreased during the nine months ended September 30, 2014, compared with the same period in 2013 primarily due to a $5.1 million reduction in special warranty during the second quarter based on revised estimates for certain customers, partially offset by special warranty provisions in the third quarter.

Unearned Revenue Related to Extended Warranty
A summary of changes to unearned revenue for extended warranty contracts is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Beginning balance	$33,958	$33,395	$33,528	$31,960
Unearned revenue for new extended warranties	987	1,010	2,837	3,635
Unearned revenue recognized	(633)	(597)	(2,037)	(1,592)
Effect of change in exchange rates	(121)	55	(137)	(140)
Ending balance	34,191	33,863	34,191	33,863
Less: current portion of unearned revenue for extended warranty	2,592	2,454	2,592	2,454
Long-term unearned revenue for extended warranty within other long-term obligations	$31,599	$31,409	$31,599	$31,409

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

Plan costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Plan costs	$5,694	$6,141	$16,670	$16,641

The IBNR accrual, which is included in wages and benefits payable, was as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
IBNR accrual	$1,868	$2,206

Our IBNR accrual and expenses may fluctuate due to the number of plan participants, claims activity, and deductible limits. For our employees located outside of the United States, health benefits are provided primarily through governmental social plans, which are funded through employee and employer tax withholdings.
Note 12:    Restructuring

2013 Projects
On September 10, 2013, our management approved projects to restructure our operations to improve profitability and increase efficiencies. These restructuring projects reduced headcount and closed or consolidated several manufacturing and office facilities. Overall, we will have reduced our work force by approximately 9% once the projects are complete.

We began implementing these projects in the third quarter of 2013, and we expect to substantially complete project activities by the middle of 2015 and begin recognizing full savings in 2016. While activities are expected to continue through June 2015, we do not anticipate any additional costs related to the 2013 Projects subsequent to September 30, 2014. Certain aspects of the projects are subject to a variety of labor and employment laws, rules, and regulations, which could result in a delay in completing the projects at some locations.

During the nine months ended September 30, 2014, the total expected costs decreased $2.5 million from our December 31, 2013 expected costs. This decrease was primarily the result of a reassessment of certain restructuring actions during the second quarter of 2014. This was partially offset by additional workforce reductions from the planned consolidation of certain corporate functions.

The total expected restructuring costs, the restructuring costs recognized during the nine months ended September 30, 2014, and the remaining expected restructuring costs as of September 30, 2014 were as follows:

	Total Expected Costs at September 30, 2014	Costs Recognized in Prior Periods	Costs Recognized During the Nine Months Ended September 30, 2014	Remaining Costs to be Recognized at September 30, 2014
	(in thousands)
Employee severance costs	$23,691	$29,186	$(5,495)	$—
Asset impairments	1,232	1,232	—	—
Other restructuring costs	3,965	681	3,284	—
Total	$28,888	$31,099	$(2,211)	$—

Segments:
Electricity	$15,512	$24,056	$(8,544)	$—
Gas	4,107	4,369	(262)	—
Water	3,130	1,957	1,173	—
Corporate unallocated	6,139	717	5,422	—
Total	$28,888	$31,099	$(2,211)	$—

The following table summarizes the activity within the restructuring related balance sheet accounts during the nine months ended September 30, 2014:

	Accrued Employee Severance	Asset Impairments & Net Loss on Sale or Disposal	Other Accrued Costs	Total
	(in thousands)
Beginning balance, January 1, 2014	$32,709	$—	$3,632	$36,341
Costs incurred and charged to expense	(5,495)	—	3,284	(2,211)
Cash payments	(11,177)	—	(2,172)	(13,349)
Non-cash items	—	—	—	—
Effect of change in exchange rates	(1,529)	—	(109)	(1,638)
Ending balance, September 30, 2014	$14,508	$—	$4,635	$19,143

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

The current portions of the restructuring related liability balances were $13.7 million and $30.3 million as of September 30, 2014 and December 31, 2013, respectively. The current portion of the liability is classified within "Other current liabilities" on the Consolidated Balance Sheets. The long-term portions of the restructuring related liability balances were $5.4 million and $6.0 million as of September 30, 2014 and December 31, 2013, respectively. The long-term portion of the restructuring liability is classified within "Other long-term obligations" on the Consolidated Balance Sheets, and includes facility exit costs and severance accruals.

Asset impairments are determined at the asset group level. Revenues and net operating income from the activities we have exited or will exit under the restructuring plan are not material to our operating segments or consolidated results.

Note 13:    Other Comprehensive Income (Loss)

OCI is reflected as a net increase (decrease) to Itron, Inc. shareholders’ equity and is not reflected in our results of operations. The before-tax amount, income tax (provision) benefit, and net-of-tax amount related to each component of other comprehensive income (loss) during the reporting periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Before-tax amount
Foreign currency translation adjustment	$(49,820)	$21,992	$(61,208)	$1,343
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	217	(1,021)	(556)	223
Net hedging loss (gain) reclassified into net income	430	274	1,275	274
Pension plan benefits liability adjustment	141	266	449	(17)
Total other comprehensive income (loss), before tax	(49,032)	21,511	(60,040)	1,823

Tax (provision) benefit
Foreign currency translation adjustment	429	(73)	448	(3,544)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(83)	343	212	(129)
Net hedging loss (gain) reclassified into net income	(164)	(104)	(487)	(104)
Pension plan benefits liability adjustment	(43)	(81)	(136)	5
Total other comprehensive income (loss) tax (provision) benefit	139	85	37	(3,772)

Net-of-tax amount
Foreign currency translation adjustment	(49,391)	21,919	(60,760)	(2,201)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	134	(678)	(344)	94
Net hedging loss (gain) reclassified into net income	266	170	788	170
Pension plan benefits liability adjustment	98	185	313	(12)
Total other comprehensive income (loss), net of tax	$(48,893)	$21,596	$(60,003)	$(1,949)

The changes in the components of accumulated other comprehensive income (loss) (AOCI), net of tax, were as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Plan Benefit Liability Adjustments	Total
	(in thousands)
Balances at January 1, 2013	$(3,313)	$(1,689)	$(14,380)	$(15,002)	$(34,384)
OCI before reclassifications	(2,201)	94	—	—	(2,107)
Amounts reclassified from AOCI	—	170	—	(12)	158
Total other comprehensive income (loss)	(2,201)	264	—	(12)	(1,949)
Balances at September 30, 2013	$(5,514)	$(1,425)	$(14,380)	$(15,014)	$(36,333)

Balances at January 1, 2014	$3,799	$(1,256)	$(14,380)	$(9,885)	$(21,722)
OCI before reclassifications	(60,760)	(344)	—	627	(60,477)
Amounts reclassified from AOCI	—	788	—	(314)	474
Total other comprehensive income (loss)	(60,760)	444	—	313	(60,003)
Balances at September 30, 2014	$(56,961)	$(812)	$(14,380)	$(9,572)	$(81,725)

Details about the AOCI components reclassified to the Consolidated Statements of Operations during the reporting periods are as follows:

	Amount Reclassified from AOCI(1)
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Income Statement
	2014	2013	2014	2013
	(in thousands)
Amortization of defined benefit pension items
Prior-service costs	$(17)	$(17)	$(53)	$(51)	(2)
Actuarial losses	(118)	(249)	(363)	(746)	(2)
Other	(6)	—	(35)	—	(2)
Total, before tax	(141)	(266)	(451)	(797)	Income before income taxes
Tax benefit (provision)	43	81	137	243	Income tax provision
Total, net of tax	(98)	(185)	(314)	(554)	Net income

Total reclassifications for the period, net of tax	$(98)	$(185)	$(314)	$(554)	Net income

(1)	Amounts in parenthesis indicate debits to the Consolidated Statements of Operations.

(2)	These AOCI components are included in the computation of net periodic pension cost. Refer to Note 8 for additional details.

Refer to Note 7 for additional details related to derivative activities that resulted in reclassification of AOCI to the Consolidated Statements of Operations.
Note 14:    Fair Values of Financial Instruments

The fair values at September 30, 2014 and December 31, 2013 do not reflect subsequent changes in the economy, interest rates, and other variables that may affect the determination of fair value. The following table presents the fair values of our financial instruments as of the balance sheet dates:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Assets
Cash and cash equivalents	$122,475	$122,475	$124,805	$124,805
Foreign exchange forwards	36	36	41	41
Interest rate swaps	162	162	—	—

Liabilities
Credit facility
USD denominated term loan	$240,000	$239,495	$258,750	$258,011
Multicurrency revolving line of credit	70,000	69,836	120,000	119,609
Interest rate swaps	1,474	1,474	2,031	2,031
Foreign exchange forwards	252	252	145	145

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

In March 2013, we separated the management of our Energy operating segment into Electricity and Gas to allow each business line to develop its own go-to-market strategy, prioritize its marketing and product development requirements, and focus on its strategic investments. Our sales, marketing, and delivery functions are managed under three business lines - Electricity, Gas, and Water. Our product development and manufacturing operations are now managed on a worldwide basis to promote a global perspective in our operations and processes while maintaining alignment with the business lines. The transition to the new organizational structure, including changes to operations and financial reporting systems, was completed in the fourth quarter of 2013. Our historical segment information for the three and nine months ended September 30, 2013 has been recast to reflect our new operating segments.

We have three measures of segment performance: revenue, gross profit (margin), and operating income (margin). Our operating segments have distinct products, and, therefore, intersegment revenues are minimal. Certain operating expenses are allocated to the operating segments based upon established allocation methodologies. Corporate operating expenses, interest income, interest expense, other income (expense), and income tax provision (benefit) are not allocated to the segments, nor included in the measure of segment profit or loss. In addition, we allocate only certain production assets and intangible assets to our operating segments. We do not manage the performance of the segments on a balance sheet basis.

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

Revenues, gross profit, and operating income associated with our segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenues
Electricity	$203,441	$216,615	$567,414	$605,990
Gas	149,276	143,240	449,707	416,166
Water	143,737	135,636	443,481	403,046
Total Company	$496,454	$495,491	$1,460,602	$1,425,202

Gross profit
Electricity	$45,959	$47,637	$141,675	$155,094
Gas	53,492	55,303	168,609	156,073
Water	51,311	47,144	158,054	138,628
Total Company	$150,762	$150,084	$468,338	$449,795

Operating income (loss)
Electricity	$(11,196)	$(33,756)	$(35,412)	$(56,923)
Gas	23,836	24,472	73,889	62,883
Water	19,157	17,225	60,319	45,189
Corporate unallocated	(15,339)	(14,429)	(45,872)	(37,314)
Total Company	16,458	(6,488)	52,924	13,835
Total other income (expense)	(4,421)	(2,859)	(13,966)	(8,837)
Income before income taxes	$12,037	$(9,347)	$38,958	$4,998

During the third quarter, in our Electricity segment, we revised our estimate of the cost to complete an OpenWay project in North America. This resulted in a decrease to gross profit of $11.4 million, which decreased basic and diluted earnings per share by $0.18 for the three and nine months ended September 30, 2014. We previously recorded additional costs on this contract in the third quarter of 2013, which decreased gross profit by $13.6 million and decreased basic and diluted earnings per share by $0.22 for the three months ended September 30, 2013 and $0.21 for the nine months ended September 30, 2013.

For the three and nine months ended September 30, 2014 and September 30, 2013, no single customer represented more than 10% of total Company or the Electricity, Gas, or Water operating segment revenues.

Revenues by region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
United States and Canada	$237,684	$227,784	$652,390	$616,555
Europe, Middle East, and Africa	201,673	208,546	641,434	635,691
Other	57,097	59,161	166,778	172,956
Total revenues	$496,454	$495,491	$1,460,602	$1,425,202

Depreciation and amortization expense associated with our segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Electricity	$11,596	$11,740	$36,754	$35,084
Gas	6,486	6,736	19,590	20,211
Water	6,466	6,201	18,679	18,379
Corporate Unallocated	79	41	210	75
Total Company	$24,627	$24,718	$75,233	$73,749

Note 16: Subsequent Event

Stock Repurchases
Subsequent to September 30, 2014, we repurchased 80,500 shares of our common stock under the stock repurchase program authorized by the Board of Directors on February 7, 2014. The average price paid per share was $38.20.

Restructuring
On November 4, 2014, we announced projects to restructure our Electricity business and related general and administrative activities to improve operational efficiencies and reduce expenses. We expect to consolidate certain facilities and reduce our global workforce as a result of the restructuring plan. The improved structure will position us to meet our long-term profitability goals by better aligning global operations with markets where we can serve our customers profitably. We expect to substantially complete the plan by the end of 2016, with a significant number of activities to be completed by the end of 2015. We estimate pre-tax restructuring charges of $65 to $75 million with approximately 20% related to closing or consolidating facilities and non-manufacturing operations and approximately 80% associated with severance and other one-time termination benefits. We expect to record the majority of the charges in the fourth quarter of 2014. Of the total estimated charge, approximately 90% will result in cash expenditures. Many of our employees are represented by unions or works councils, which requires consultation, and potential restructuring projects may be subject to regulatory approval, both of which could impact the timing of planned savings in certain jurisdictions.

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
In March 2013, we separated the management of our Energy operating segment into Electricity and Gas to allow each business line to develop its own go-to-market strategy, prioritize its marketing and product development requirements, and focus on its strategic investments. Our sales, marketing, and delivery functions are managed under our three business lines - Electricity, Gas, and Water. Our product development and manufacturing operations are now managed on a worldwide basis to promote a global perspective in our operations and processes and still maintain alignment with the business lines. The transition to the new organizational structure, including changes to operations and financial reporting systems, was completed in the fourth quarter of 2013. Our historical segment information for the three and nine months ended September 30, 2013 has been recast to reflect our new operating segments.

We have three measures of segment performance: revenue, gross profit (margin), and operating income (margin). Our operating segments have distinct products, and therefore intersegment revenues are minimal. Certain operating expenses are allocated to the operating segments based upon established allocation methodologies. Corporate-specific operating expenses, interest income, interest expense, other income (expense), and income tax provision (benefit) are not allocated to the segments and are not included in the measure of segment profit or loss. In addition, we allocate only certain production assets and intangible assets to our operating segments. We do not manage the performance of the segments on a balance sheet basis.

Overview

Revenues for the three and nine months ended September 30, 2014 were $496 million and $1.5 billion, compared with $495 million and $1.4 billion in the same periods last year. The increase in the third quarter was driven by by higher revenues in the Gas and Water segments partially offset by a decline in the Electricity segment. For the nine month period, revenue growth in the Gas and Water segments more than offset the Electricity decline. Gross margins for the three and nine months ended September 30, 2014 were 30.4% and 32.1%, compared with gross margins of 30.3% and 31.6% for the same periods in 2013. During the third quarter of 2014, gross margin increased as the result of improvements in the Electricity and Water segments, partially offset by a decline in Gas. For the nine month period in 2014, gross margin was driven higher by the Water segment. During the quarter, in our Electricity segment, we revised our estimate of the cost to complete an OpenWay project in North America. This resulted in a decrease to gross profit of $11.4 million, which impacted gross margin by 270 basis points and 90 basis points for the three and nine months ended September 30, 2014. We previously recorded a net charge on this project in the third quarter of 2013, which decreased gross profit by $13.6 million, and impacted gross margin by 260 basis points and 90 basis points for the three and nine months ended September 30, 2013.

Operating expenses for the three and nine months ended September 30, 2014 were lower compared with the same periods in 2013. Lower restructuring expenses in 2014 were partially offset by increased general and administrative expenses.

On November 4, 2014, we announced projects to restructure our Electricity business and related general and administrative activities to improve operational efficiencies and reduce expenses. We expect to consolidate certain facilities and reduce our global workforce as a result of the restructuring plan. The improved structure will position us to meet our long-term profitability goals by better aligning global operations with markets where we can serve our customers profitably. We expect to substantially complete the plan by the end of 2016, with a significant number of activities to be completed by the end of 2015. We estimate pre-tax restructuring charges of $65 to $75 million with approximately 20% related to closing or consolidating facilities and non-manufacturing operations and approximately 80% associated with severance and other one-time termination benefits. We expect to record the majority of the charges in the fourth quarter of 2014. Of the total estimated charge, approximately 90% will result in cash expenditures. Many of our employees are represented by unions or works councils, which requires consultation, and potential restructuring projects may be subject to regulatory approval, both of which could impact the timing of planned savings in certain jurisdictions. We plan to achieve annualized cost savings of approximately $40 million by the end of 2016.

Total backlog was $1.3 billion and twelve-month backlog was $700 million at September 30, 2014.

Total Company Revenues, Gross Profit and Margin, and Unit Shipments

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
	(in thousands)			(in thousands)
Revenues	$496,454	$495,491	—%	$1,460,602	$1,425,202	2%
Gross Profit	$150,762	$150,084	—%	$468,338	$449,795	4%
Gross Margin	30.4%	30.3%		32.1%	31.6%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Revenues by Region
United States and Canada (North America)	$237,684	$227,784	$652,390	$616,555
Europe, Middle East, and Africa (EMEA)	201,673	208,546	641,434	635,691
Other	57,097	59,161	166,778	172,956
Total revenues	$496,454	$495,491	$1,460,602	$1,425,202

Meter and Module Summary
We classify meters into three categories:

•	Standard metering – no built-in remote reading communication technology

•	Advanced metering – one-way communication of meter data

•	Smart metering – two-way communication including remote meter configuration and upgrade (consisting primarily of our OpenWay® technology)

In addition, advanced and smart meter communication modules can be sold separately from the meter.

Our revenue is driven significantly by sales of meters and communication modules. A summary of our meter and communication module shipments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013(1)	2014	2013(1)
	(units in thousands)
Meters
Standard	4,800	4,530	14,130	13,700
Advanced and smart	1,400	1,210	4,280	4,180
Total meters	6,200	5,740	18,410	17,880

Stand-alone communication modules
Advanced and smart	1,480	1,470	4,410	4,160

(1)
Unit shipments for the three and nine months ended September 30, 2013 include 1.16 million meters (1.05 million Standard and 110,000 Advanced and Smart) and 50,000 stand-alone communication modules that should have been included in these periods in our previously filed Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, filed on November 5, 2013.

Revenues
Revenues increased $1.0 million and $35.4 million, or less than 1% and 2%, for the three and nine months ended September 30, 2014, compared with the same periods in 2013. The increase for the three months ended September 30, 2014 was driven by increased revenues in the Gas and Water segments, which was partially offset by lower revenues in the Electricity segment. In addition, the third quarter results include an unfavorable foreign exchange impact of $3.1 million. The increase for the nine months ended September 30, 2014 was driven by higher revenues in the Gas and Water segments, with the largest increase, both in dollars and percentage points, occurring in the Water segment. This was partially offset by a decline in Electricity revenue in the same period.

For the three months ended September 30, 2014, revenue was higher due to increases in all categories of meters and communication modules, partially offset by changes in product mix and impacts of changes in foreign exchange rates. For the nine months ended September 30, 2014, the increase in revenues was associated with the increases in all categories of meters and communication modules.

A more detailed analysis of revenue fluctuations is provided in Operating Segment Results.

No single customer accounted for more than 10% of total Company revenues during the three and nine months ended September 30, 2014 and September 30, 2013. Our 10 largest customers accounted for 19% and 18% of total revenues during the three and nine months ended September 30, 2014 and 24% and 22% of total revenues during the three and nine months ended September 30, 2013.

Gross Margins
Gross margin for the third quarter of 2014 was 30.4%, compared with 30.3% for the same period in 2013. For the nine months ended September 30, 2014, gross margin was 32.1%, compared with 31.6% in the same period in 2013. The improvement in gross margin in the third quarter of 2014 was driven by improvement in Water. For the first nine months of 2014, gross margin improved due to the increased relative contribution of the Gas and Water segments. During the quarter, in our Electricity segment, we revised our estimate of the cost to complete an OpenWay project in North America. This resulted in a decrease to gross profit of $11.4 million, which impacted gross margin by 270 basis points and 90 basis points for the three and nine months ended September 30, 2014. We previously recorded a net charge on this project in the third quarter of 2013, which decreased gross profit by $13.6 million, and impacted gross margin by 260 basis points and 90 basis points for the three and nine months ended September 30, 2013. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

Operating Segment Results

For a description of our operating segments, refer to Item 1: “Financial Statements Note 15: Segment Information”.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	2013	% Change		2014	2013	% Change
Segment Revenues	(in thousands)				(in thousands)
Electricity	$203,441	$216,615	(6)%		$567,414	$605,990	(6)%
Gas	149,276	143,240	4%		449,707	416,166	8%
Water	143,737	135,636	6%		443,481	403,046	10%
Total revenues	$496,454	$495,491	—%		$1,460,602	$1,425,202	2%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Electricity	$45,959	22.6%	$47,637	22.0%	$141,675	25.0%	$155,094	25.6%
Gas	53,492	35.8%	55,303	38.6%	168,609	37.5%	156,073	37.5%
Water	51,311	35.7%	47,144	34.8%	158,054	35.6%	138,628	34.4%
Total gross profit and margin	$150,762	30.4%	$150,084	30.3%	$468,338	32.1%	$449,795	31.6%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss) and Operating Margin	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Electricity	$(11,196)	(6)%	$(33,756)	(16)%	$(35,412)	(6)%	$(56,923)	(9)%
Gas	23,836	16%	24,472	17%	73,889	16%	62,883	15%
Water	19,157	13%	17,225	13%	60,319	14%	45,189	11%
Corporate unallocated	(15,339)		(14,429)		(45,872)		(37,314)
Total Company	$16,458	3%	$(6,488)	(1)%	$52,924	4%	$13,835	1%

Electricity:

Revenues - Three months ended September 30, 2014 vs. Three months ended September 30, 2013
Electricity revenues decreased $13.2 million, or 6%, for the three months ended September 30, 2014, compared with the same period in 2013. Revenues in 2014 were lower primarily due to decreased product shipments in all regions totaling $19.5 million. This decrease was partially offset by higher professional services in North America of $9.0 million.

Revenues - Nine months ended September 30, 2014 vs. Nine months ended September 30, 2013
Electricity revenues decreased $38.6 million, or 6%, for the nine months ended September 30, 2014, compared with the same period in 2013. Revenues in 2014 were lower primarily due to decreased product shipments and decreased professional services in EMEA of $29.9 million and $5.4 million and decreased product shipments of $8.4 million in Latin America and of $3.7 million in Asia/Pacific. These decreases were partially offset by increased professional services revenue of $15.7 million in North America. The net translation effect of our operations denominated in foreign currencies into U.S. dollars negatively impacted Electricity revenues by $6.2 million in 2014.

No single customer accounted for more than 10% of the Electricity operating segment revenues during the three and nine months ended September 30, 2014 and 2013.

Gross Margin - Three months ended September 30, 2014 vs. Three months ended September 30, 2013
Electricity gross margin was 22.6% for the three months ended September 30, 2014, compared with 22.0% for the three months ended September 30, 2013. In 2014, gross margin increased 60 basis points over the prior year, primarily as the result of more favorable product mix, partially offset by increased inventory and warranty costs in EMEA. During the quarter, we revised our estimate of the cost to complete an OpenWay project in North America. This resulted in a decrease to gross profit of $11.4 million, which impacted gross margin by 640 basis points . We previously recorded a net charge on this project in the third quarter of 2013, which decreased gross profit by $13.6 million and impacted gross margin by 260 basis points.

Gross Margin - Nine months ended September 30, 2014 vs. Nine months ended September 30, 2013
Electricity gross margin was 25.0% for the nine months ended September 30, 2014, compared with 25.6% for the first nine months in 2013. During 2014, gross margin decreased 60 basis points over the prior year, driven by higher service costs and offset by lower manufacturing and warranty costs. During the third quarter, we recognized a net charge of $11.4 million for increased costs on an OpenWay project in North America, which impacted gross margin by 230 basis points. A similar charge was recorded on this project in the third quarter of 2013, impacting gross margin by $13.6 million, or 210 basis points.

Operating Expenses - Three months ended September 30, 2014 vs. Three months ended September 30, 2013
Electricity operating expenses decreased $24.2 million, or 30%, for the three months ended September 30, 2014, compared with the same period in 2013, primarily due to a decrease of $21.9 million in restructuring expense as a result of an accrual for our restructuring projects in 2013, as well as reduced spending of $2.3 million and $2.0 million in general and administrative and product development expenses. These decreases were offset partially by a scheduled increase of $1.5 million in amortization expense. Sales and marketing, product development, general and administrative, and amortization of intangible asset expenses as a percentage of revenues were 28% in 2014 and 27% in 2013.

Operating Expenses - Nine months ended September 30, 2014 vs. Nine months ended September 30, 2013
Electricity operating expenses decreased $34.9 million, or 16%, for the nine months ended September 30, 2014, compared with the same period in 2013, primarily due to a decrease of $31.9 million in restructuring expense as a result of an accrual for our restructuring projects in 2013, as well as an additional credit to restructuring in 2014 resulting from our reassessment of our restructuring projects. Electricity also benefited from reduced spending of $5.9 million and $2.7 million in product development and sales and marketing expenses. These decreases were partially offset by a scheduled increase of $4.4 million in amortization of intangible assets, and $1.0 million in goodwill impairment. Sales and marketing, product development, general and administrative, and amortization of intangible asset expenses as a percentage of revenues were 33% in 2014 and 31% in 2013.

Gas:

Revenues - Three months ended September 30, 2014 vs. Three months ended September 30, 2013
Gas revenues increased $6.0 million, or 4%, for the three months ended September 30, 2014, compared with the third quarter of 2013. This increase was primarily driven by increased product shipments and professional services of $6.4 million and $1.6 million in North America, partially offset by decreased product shipments of $2.4 million in EMEA.

Revenues - Nine months ended September 30, 2014 vs. Nine months ended September 30, 2013
Gas revenues increased $33.5 million, or 8%, for the nine months ended September 30, 2014, compared with the first half of 2013, primarily as a result of increased product revenues in all regions, including increases of $28.1 million and $6.7 million in North America and EMEA, respectively. These increases were partially offset by a decrease of $1.8 million in professional services in North America.

No single customer accounted for more than 10% of the Gas operating segment revenues during the three and nine months ended September 30, 2014 and September 30, 2013.

Gross Margin - Three months ended September 30, 2014 vs. Three months ended September 30, 2013
Gas gross margin was 35.8% for the three months ended September 30, 2014, compared with 38.6% for the same period in 2013. This decrease of 280 basis points was driven by lower volumes and less favorable product mix in EMEA, partially offset by increased volumes of higher margin products in North America.

Gross Margin - Nine months ended September 30, 2014 vs. Nine months ended September 30, 2013
Gas gross margin was 37.5% for the nine months ended September 30, 2014 and 2013. Improved gross margin in North America resulting from increased volumes of higher margin products was offset by unfavorable product mix in EMEA.

Operating Expenses - Three months ended September 30, 2014 vs. Three months ended September 30, 2013
Gas operating expenses decreased $1.2 million, or 4%, for the three months ended September 30, 2014, compared with the same period in 2013. This was due primarily to lower restructuring expense, partially offset by higher product development costs during the quarter. Sales and marketing, product development, general and administrative, and amortization of intangible asset expenses as a percentage of revenues were 20% in 2014 and 2013.

Operating Expenses - Nine months ended September 30, 2014 vs. Nine months ended September 30, 2013
Gas operating expenses increased $1.5 million, or 2%, for the nine months ended September 30, 2014, compared with the same period in 2013. This was due primarily to higher product development costs of $6.2 million in 2014, partially offset by lower general and administrative and restructuring expenses of $2.2 million and $1.3 million, as well as a scheduled decrease in amortization expense of $1.2 million. Sales and marketing, product development, general and administrative, and amortization of intangible asset expenses as a percentage of revenues were 21% in 2014 and 22% in 2013.

Water:

Revenues - Three months ended September 30, 2014 vs. Three months ended September 30, 2013
Revenues increased $8.1 million, or 6%, for the three months ended September 30, 2014, compared with the first quarter of 2013. All regions had higher volumes in 2014, including $11.3 million in higher product revenue, including heat products, in EMEA and $2.5 million in increased shipments in Asia/Pacific. While North America had higher volumes, total product revenue declined $4.5 million.

Revenues - Nine months ended September 30, 2014 vs. Nine months ended September 30, 2013
Revenues increased $40.4 million, or 10%, for the nine months ended September 30, 2014, compared with the same period last year. This increase was primarily due to $35.1 million in higher product revenue, including heat products, in EMEA, as well as $6.7 million higher product revenue in Asia/Pacific, and $3.1 million higher product revenues in Latin America, partially offset by a decrease in services revenue of $4.0 million in North America.

No single customer represented more than 10% of the Water operating segment revenues during the three and nine months ended September 30, 2014 and 2013.

Gross Margin - Three months ended September 30, 2014 vs. Three months ended September 30, 2013
Water gross margin increased to 35.7% for the three months ended September 30, 2014, compared with 34.8% for the same period last year, primarily as the result of lower manufacturing costs in Asia/Pacific, EMEA, and North America, a decrease in professional services, which have a lower gross margin, in North America, and lower special warranty costs, partially offset by a less favorable product mix in EMEA.

Gross Margin - Nine months ended September 30, 2014 vs. Nine months ended September 30, 2013
Water gross margin increased to 35.6% for the nine months ended September 30, 2014, compared with 34.4% for the same period last year, primarily as the result of a decrease in manufacturing costs and professional services, which have a lower gross margin, in North America, along with increased product volumes and lower manufacturing costs in EMEA.

Operating Expenses - Three months ended September 30, 2014 vs. Three months ended September 30, 2013
Operating expenses for the three months ended September 30, 2014 increased by $2.2 million, or 7%, over the third quarter of 2013, primarily as the result of increased variable compensation expense, litigation charges, and increased allocations of corporate expenses. The increases were partially offset by a $2.2 million reduction in restructuring expense. Sales and marketing, product development, general and administrative, and amortization of intangible asset expenses as a percentage of revenues were 22% in 2014 and 20% in 2013.

Operating Expenses - Nine months ended September 30, 2014 vs. Nine months ended September 30, 2013
Operating expenses for the nine months ended September 30, 2014 increased by $4.3 million, or 5%, compared with the same period last year, primarily as the result of increased general and administrative expenses and sales and marketing expenses, associated with variable compensation and higher revenue, partially offset by a scheduled decrease of $1.5 million in amortization of intangible assets and a decrease in restructuring expense of $2.3 million. Sales and marketing, product development, general and administrative, and amortization of intangible asset expenses as a percentage of revenues were 22% in 2014 and 2013.

Corporate unallocated:

Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses increased by $0.9 million for the three months ended September 30, 2014 due primarily to increased variable compensation, partially offset by a reduction in restructuring expense. Corporate unallocated expenses increased by $8.6 million for the nine months ended September 30, 2014, due to the costs of our newly established Global Business Services (GBS) center, higher variable compensation, and higher professional services costs as compared with the same period in 2013.

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

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
	(in millions)
September 30, 2014	$514	$1,345	$700
June 30, 2014	478	1,330	675
March 31, 2014	745	1,333	614
December 31, 2013	527	1,068	549
September 30, 2013	457	1,055	582

Information on bookings by our operating segments is as follows:

Quarter Ended	Total Bookings	Electricity	Gas	Water
	(in millions)
September 30, 2014	$514	$247	$128	$139
June 30, 2014	478	197	142	139
March 31, 2014	745	463	135	147
December 31, 2013	527	192	142	193
September 30, 2013	457	167	167	123

Operating Expenses

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014	% of Revenues	2013	% of Revenues	2014	% of Revenues	2013	% of Revenues
	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Sales and marketing	$44,484	9%	$44,050	9%	$138,212	9%	$138,448	10%
Product development	42,303	9%	41,495	8%	130,711	9%	129,184	9%
General and administrative	36,542	7%	32,260	7%	114,629	8%	104,172	7%
Amortization of intangible assets	10,917	2%	10,388	2%	33,096	2%	31,379	2%
Restructuring	58	—%	28,379	6%	(2,211)	—%	32,777	2%
Goodwill impairment	—	—%	—	—%	977	—%	—	—%
Total operating expenses	$134,304	27%	$156,572	32%	$415,414	28%	$435,960	31%

Operating expenses decreased $22.3 million for the three months ended September 30, 2014. This decrease was primarily the result of a decrease in restructuring expense offset partially by an increase in general and administrative expenses due to higher variable compensation expense and professional fees. Operating expenses decreased $20.5 million for the nine months ended September 30, 2014, primarily due to lower restructuring costs, offset partially by an increase in professional services and variable compensation expenses, which are included primarily within general and administrative expense. In addition, there was approximately $1.0 million of goodwill impairment during the nine months ended September 30, 2014.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Interest income	$163	$146	$313	$1,401
Interest expense	(2,611)	(2,432)	(7,625)	(6,277)
Amortization of prepaid debt fees	(404)	(415)	(1,212)	(1,244)
Other income (expense), net	(1,569)	(158)	(5,442)	(2,717)
Total other income (expense)	$(4,421)	$(2,859)	$(13,966)	$(8,837)

Interest income: Interest income is generated from our cash and cash equivalents balances and certain deposits on hand with third parties. Interest income remained consistent for the three months ended September 30, 2014 as compared with the same period in 2013. Interest income declined during the nine months ended September 30, 2014 as interest rates remained low, and we recognized interest on deposits with government entities related to tax contingencies in 2013.

Interest expense: Interest expense for the three and nine months ended September 30, 2014 increased due to the impact of interest rate swaps, which became effective during the third quarter of 2013, and a higher interest rate margin on the credit facility, offset partially by lower debt outstanding. Average total debt outstanding was $327.3 million and $423.1 million for the quarters ended September 30, 2014 and 2013, respectively, and $348.2 million and $414.7 million for the nine month periods ended September 30, 2014 and 2013, respectively.

Amortization of prepaid debt fees: Amortization of prepaid debt fees for the three and nine months ended September 30, 2014 remained consistent with the same periods in 2013. Refer to Item 1: “Financial Statements Note 6: Debt” for additional details related to our long-term borrowings.

Other income (expense), net: Other expenses, net, consist primarily of unrealized and realized foreign currency gains and losses from balances denominated in currencies other than the reporting entity's functional currency and other non-operating income (expenses). As a result of currency movements in certain markets in which we do business, foreign currency gains (losses), net of hedging, were $(1.0) million and $(3.9) million for the three and nine months ended September 30, 2014, compared with $236,000 and $(1.9) million in the same periods in 2013.

Financial Condition

Cash Flow Information:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Operating activities	$116,538	$65,877
Investing activities	(32,253)	(41,703)
Financing activities	(79,355)	(36,084)
Effect of exchange rates on cash and cash equivalents	(7,260)	(2,454)
Decrease in cash and cash equivalents	$(2,330)	$(14,364)

Cash and cash equivalents was $122.5 million at September 30, 2014, compared with $124.8 million at December 31, 2013.

Operating activities
Cash provided by operating activities during the nine months ended September 30, 2014 was $50.7 million higher than during the same period in 2013. This increase was primarily due to: (1) invoice timing, resulting in $34.8 million of decreased payments in accounts payable during the first nine months of 2014 compared with the same period in 2013, (2) an $18.3 million increase in net income, (3) a $14.6 million increase in wages and benefits payable due to increased variable compensation accrued based on improved performance, (4) an $8.4 million increase in unearned revenue and (5) a $7.7 million decrease in deferred taxes. These increases in cash provided by operating activities were partially offset by a $24.6 million decrease in the current restructuring accrual and a $23.5 million decrease in accounts receivable collections.

Investing activities
Cash used in investing activities during the nine months ended September 30, 2014 was $9.5 million lower compared with the same period in 2013, primarily due to a decline in the acquisition of property, plant, and equipment of $12.5 million.

Financing activities
Net cash used in financing activities during the nine months ended September 30, 2014 was $43.3 million higher, compared with the same period in 2013, primarily as a result of increased repayments of debt, net of proceeds from borrowings, of $50.6 million partially offset by $8.2 million less in repurchases of our common stock. Refer to Part II, Item 2: "Unregistered Sale of Equity Securities and Use of Proceeds" for additional details related to our share repurchase program.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations for the nine months ended September 30, 2014 was a decrease of $7.3 million, compared with a decrease of $2.5 million for the same period in 2013.

Off-balance sheet arrangements:

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at September 30, 2014 and December 31, 2013 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Liquidity and Capital Resources:

Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital, which represents current assets less current liabilities, was $319.9 million at September 30, 2014, compared with $344.4 million at December 31, 2013.

Borrowings
Our credit facility consists of a $300 million U.S. dollar term loan and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $660 million. At September 30, 2014, $70.0 million was outstanding under the revolver, and $49.1 million was utilized by outstanding standby letters of credit, resulting in $540.9 million available for additional borrowings.

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

On February 7, 2014, the Board authorized a twelve-month repurchase program of up to $50 million in shares of our common stock, to begin on March 8, 2014, upon the expiration of the previous stock repurchase program. From March 8, 2014 through September 30, 2014, we repurchased 311,177 shares of our common stock, totaling $12.4 million, with $37.6 million remaining under our repurchase program.

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

We began implementing these projects in the third quarter of 2013, and we expect to substantially complete project activities by the middle of 2015 and begin recognizing full savings in 2016. While activities are expected to continue through June 2015, we do not anticipate any additional costs related to the 2013 Projects subsequent to September 30, 2014. Certain aspects of the projects are subject to a variety of labor and employment laws, rules, and regulations, which could result in a delay in completing the projects at some locations.

During the nine months ended September 30, 2014, the total expected costs decreased $2.5 million from our December 31, 2013 expected costs. This decrease was primarily the result of a reassessment of certain restructuring actions during the second quarter of 2014. This was partially offset by additional workforce reductions from the planned consolidation of certain corporate functions. At September 30, 2014, the current and long-term portions of the restructuring related liability balances were $13.7 million and $5.4 million, respectively. For further details regarding our restructuring activities, refer to Item 1: “Financial Statements, Note 12: Restructuring.”

On November 4, 2014, we announced projects to restructure our Electricity business and related general and administrative activities to improve operational efficiencies and reduce expenses. We expect to consolidate certain facilities and reduce our global workforce as a result of the restructuring plan. The improved structure will position us to meet our long-term profitability goals by better aligning global operations with markets where we can serve our customers profitably. We expect to substantially complete the plan by the end of 2016, with a significant number of activities to be completed by the end of 2015. We estimate pre-tax restructuring charges of $65 to $75 million with approximately 20% related to closing or consolidating facilities and non-manufacturing operations and approximately 80% associated with severance and other one-time termination benefits. We expect to record the majority of the charges in the fourth quarter of 2014. Of the total estimated charge, approximately 90% will result in cash expenditures. Many of our employees are represented by unions or works councils, which requires consultation, and potential restructuring projects may be subject to regulatory approval, both of which could impact the timing of planned savings in certain jurisdictions.

Other Liquidity Considerations
We have tax credits and net operating loss carryforwards in various jurisdictions that are available to reduce cash taxes. However, utilization of tax credits and net operating losses are limited in certain jurisdictions. Based on current projections, we expect to pay, net of refunds, approximately $400,000 in state taxes, $3.3 million in U.S federal taxes, and $13.2 million in local and foreign taxes in 2014. For a discussion of our tax provision and unrecognized tax benefits, see Item 1: “Financial Statements, Note 10: Income Taxes.”

At September 30, 2014, we are under examination by certain tax authorities for the 2000 to 2012 tax years. The material jurisdictions where we are subject to examination for the 2000 to 2012 tax years include, among others, the U.S., France, Germany, Italy, Brazil, and the United Kingdom. We have received an initial assessment from the French Tax Administration (“FTA”) for calendar years 2010 and 2011 of approximately $9.5 million. We disagree with the initial assessment and intend to contest it vigorously. Accordingly, we have not recorded a liability with regard to this assessment. We have also received a formal assessment from Italy for calendar years 2008 and 2009 of approximately $5 million subsequent to quarter end. We plan to pursue all available administrative remedies related to these assessments, and if we are not able to resolve this matter administratively, we will pursue judicial remedies. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

We have not provided U.S. deferred taxes related to the cash in certain foreign subsidiaries because our investment is considered permanent in duration. As of September 30, 2014, there was $59.3 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. If this cash were repatriated to fund U.S. operations, additional tax costs may be required. Tax is one of the many factors that we consider in the management of global cash. Included in the determination of the tax costs in repatriating foreign cash into the United States are the amount of earnings and profits in a particular jurisdiction, withholding taxes that would be imposed, and available foreign tax credits. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

In several of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc, we consolidate them because we have a greater than 50% ownership interest or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. Approximately $32.5 million of our consolidated cash balance at September 30, 2014 resides in our joint venture entities. As a result, the minority shareholders of these entities control their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from these entities.

For a description of our funded and unfunded non-U.S. defined benefit pension plans and our expected 2014 contributions, refer to Item 1: “Financial Statements, Note 8: Defined Benefit Pension Plans.”

For a description of our bonus and profit sharing plans, including the amounts accrued at September 30, 2014 and the expected timing of payment, refer to Bonus and Profit Sharing within Critical Accounting Estimates below.

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

Warranty
We offer standard warranties on our hardware products and large application software products. We accrue the estimated cost of new product warranties based on historical and projected product performance trends and costs during the warranty period. Testing of new products in the development stage helps identify and correct potential warranty issues prior to manufacturing. Quality control efforts during manufacturing reduce our exposure to warranty claims. When testing or quality control efforts fail to detect a fault in one of our products, we may experience an increase in warranty claims. We track warranty claims to identify potential warranty trends. If an unusual trend is noted, an additional warranty accrual would be recorded if a failure event is probable and the cost can be reasonably estimated. When new products are introduced, our process relies on historical averages of similar products until sufficient data are available. As actual experience on new products becomes available, it is used to modify the historical averages to ensure the expected warranty costs are within a range of likely outcomes. Management regularly evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. The warranty allowances may fluctuate due to changes in estimates for material, labor, and other costs we may incur to repair or replace projected product failures, and we may incur additional warranty and related expenses in the future with respect to new or established products, which could adversely affect our financial position and results of operations. The long-term warranty balance includes estimated warranty claims beyond one year.

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

Goodwill and Intangible Assets
Goodwill and intangible assets may result from our business acquisitions. Intangible assets may also result from the purchase of assets and intellectual property where we do not acquire a business. We use estimates, including estimates of useful lives of intangible assets, the amount and timing of related future cash flows, and fair values of the related operations, in determining the value assigned to goodwill and intangible assets. Our finite-lived intangible assets are amortized over their estimated useful lives based on estimated discounted cash flows. IPR&D is considered an indefinite-lived intangible asset and is not subject to amortization until the associated projects are completed or terminated. Finite-lived intangible assets are tested for impairment at the asset group level when events or changes in circumstances indicate the carrying value may not be recoverable. Indefinite-lived intangible assets are tested for impairment annually, when events or changes in circumstances indicate the asset may be impaired, or at the time when their useful lives are determined to be no longer indefinite.

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

Based on our qualitative analysis as of October 1, 2013, we determined that it was more likely than not that the fair value of the Gas and Water reporting units exceeded their respective carrying values. As a result, it was not necessary to complete the two-step impairment test for those reporting units. However, during the fourth quarter of 2013 in conjunction with our annual goodwill impairment test, we recognized a goodwill impairment of $173.2 million in our Electricity reporting unit as the result of delays in global smart grid projects and lower volumes and pricing pressures in certain regions in Europe and Asia/Pacific. The revised forecast for the Electricity business drove a decrease in the fair value of the reporting unit. Upon finalizing our 2013 goodwill analysis late in the year-end reporting process, we determined $977,000 of additional goodwill impairment expense should have been recognized. See Item 1: “Financial Statements, Note 5: Goodwill” for further information regarding this adjustment.

The goodwill balance in the Electricity reporting unit before and after the goodwill impairment was as follows:

Reporting Unit	Before Impairment	Impairment	After Impairment
	(in thousands)
Electricity	$231,894	$174,226	$57,668

Changes in market demand, fluctuations in the economies in which we operate, the volatility and decline in the worldwide equity markets, and a further decline in our market capitalization could negatively impact the remaining carrying value of our goodwill, which could have a significant effect on our current and future results of operations and financial condition. Our stock price has declined from $43.04 at October 1, 2013 to $38.75 at October 1, 2014, resulting in a decrease in our market capitalization. However, there were no indicators of impairment that would require an interim goodwill impairment test prior to our annual goodwill impairment test, which we will complete during the fourth quarter of 2014.

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

Although we monitor and accrue expenses quarterly based on our estimated progress toward the achievement of the annual targets, the actual results at the end of the year may require awards that are significantly greater or less than the estimates made in earlier quarters. For the three and nine months ended September 30, 2014, we accrued $11.4 million and $25.6 million for such awards, compared with $3.4 million and $11.4 million for the same periods in 2013. Awards are typically distributed in the first quarter of the following year.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and the weighted average interest rates at September 30, 2014. Weighted average variable rates in the table are based on implied forward rates in the Reuters U.S. dollar yield curve as of September 30, 2014 and our estimated leverage ratio, which determines our additional interest rate margin at September 30, 2014.

	2014	2015	2016	2017	2018	Total	Fair Value
	(in thousands)
Variable Rate Debt
Principal: U.S. dollar term loan	$7,500	$30,000	$202,500	$—	$—	$240,000	$239,495
Average interest rate	1.66%	1.94%	2.73%	—%	—%

Principal: Multicurrency revolving line of credit	$—	$—	$70,000	$—	$—	$70,000	$69,836
Average interest rate	1.66%	1.94%	2.73%	—%	—%

Interest rate swap on LIBOR-based debt
Average interest rate (Pay)	1.00%	1.00%	1.00%	—%	—%
Average interest rate (Receive)	0.16%	0.44%	1.23%	—%	—%
Net/Spread	(0.84)%	(0.56)%	0.23%	—%	—%

Based on a sensitivity analysis as of September 30, 2014, we estimate that, if market interest rates average one percentage point higher in 2014 than in the table above, our financial results in 2014 would not be materially impacted.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. As a result, over half of our revenues and operating expenses are denominated in foreign currencies, which expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in functional currencies other than the U.S. dollar were 55% and 58% of total revenues for the three and nine months ended September 30, 2014, respectively, compared with 56% and 60% for the same respective period in 2013.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, non-functional currency monetary assets and liabilities are revalued, with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 390 contracts were entered into during the nine months ended September 30, 2014) not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. The notional amounts of the contracts ranged from $86,000 to $19.3 million, offsetting our exposures from the euro, South African rand, Saudi riyal, Canadian dollar, Australian dollar, Chinese yuan renminbi, and various other currencies.
In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. At September 30, 2014, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2014, our disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

(b)
Changes in internal controls over financial reporting. In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our applications and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient applications and automating manual processes. We are currently upgrading our global enterprise resource software applications at our locations outside of the United States. We will continue to upgrade our financial applications in stages, and we believe the related changes to processes and internal controls will allow us to be more efficient and further enhance our internal control over financial reporting.

Additionally, we have established a shared services center in Europe, and we are currently transitioning certain finance and accounting activities within our EMEA locations to the shared services center in a staged approach. The implementation of our shared services is ongoing, and we believe the related changes to processes and internal controls will allow us to be more efficient and further enhance our internal control over financial reporting.

There have been no other changes in our internal control over financial reporting during the three months ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings
Refer to Item 1: “Financial Statements, Note 11: Commitments and Contingencies”.

Item 1A:	Risk Factors
There were no material changes to risk factors during the third quarter of 2014 from those previously disclosed in Item 1A: "Risk Factors" of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the SEC on February 26, 2014.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Issuer Repurchase of Equity Securities
The table below summarizes information about our purchases of its shares of common stock, based on settlement date, during the quarterly period ended September 30, 2014.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
July 1 through July 31	69,000	$39.89	69,000	$43,032
August 1 through August 31	70,000	39.17	70,000	40,290
September 1 through September 30	64,700	41.21	64,700	37,624
Total	203,700	$40.06	203,700

(1)
On February 7, 2014, the Board authorized a new repurchase program of up to $50 million of our common stock over a 12-month period beginning March 8, 2014. Repurchases are made in the open market or in privately negotiated transactions, and in accordance with applicable securities laws. No shares were purchased outside of this plan.

(2)	Includes commissions.

Subsequent to September 30, 2014, we repurchased 80,500 shares of our common stock under the stock repurchase program authorized by the Board of Directors on February 7, 2014. The average price paid per share was $38.20.

Item 5:	Other Information

(a) No information was required to be disclosed in a report on Form 8-K during the third quarter of 2014 that was not reported.

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

ITRON, INC.

November 4, 2014	By:	/s/ W. MARK SCHMITZ
Date		W. Mark Schmitz
Executive Vice President and Chief Financial Officer