Form 10-K
period 2014-12-31
ITRON INC /WA/
filed 2015-02-20
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
As of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the NASDAQ Global Select Market) was $1,580,109,944.
As of January 31, 2015 there were outstanding 38,274,317 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 8, 2015.

Itron, Inc.

In this Annual Report on Form 10-K, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.
Certain Forward-Looking Statements
This document contains forward-looking statements concerning our operations, financial performance, revenues, earnings growth, liquidity, and other items. This document reflects our current plans and expectations and is based on information currently available as of the date of this Annual Report on Form 10-K. When we use the words “expect,” “intend,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “future,” “objective,” “may,” “will,” “will continue,” and similar expressions, they are intended to identify forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. These assumptions and estimates could be inaccurate and cause our actual results to vary materially from expected results. Risks and uncertainties include 1) the rate and timing of customer demand for our products, 2) rescheduling or cancellations of current customer orders and commitments, 3) changes in estimated liabilities for product warranties, litigation, and costs to deliver and implement network solutions, 4) our dependence on customers’ acceptance of new products and their performance, 5) competition, 6) changes in domestic and international laws and regulations, 7) changes in foreign currency exchange rates and interest rates, 8) international business risks, 9) our own and our customers’ or suppliers’ access to and cost of capital, 10) future business combinations, 11) implementation of restructuring projects, and 12) other factors. You should not solely rely on these forward-looking statements as they are only valid as of the date of this Annual Report on Form 10-K. We do not have any obligation to publicly update or revise any forward-looking statement in this document. For a more complete description of these and other risks, refer to Item 1A: “Risk Factors” included in this Annual Report on Form 10-K.
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

General

Itron is among the leading technology and services companies dedicated to the resourceful use of electricity, natural gas, and water. We provide comprehensive solutions that measure, manage, and analyze energy and water use. Our broad product portfolio helps utilities responsibly and efficiently manage resources.

With increasing populations and resource consumption, there continues to be growing demand for electricity, natural gas, and water. This demand comes at a time when utilities are challenged by cost constraints, regulatory requirements, and environmental concerns. Our solution is to provide utilities with the knowledge they need to optimize their resources and to better understand and serve their customers - knowledge that gives their customers control over their energy and water needs and allows for better management and conservation of valuable resources.

We were incorporated in 1977 with a focus on meter reading technology. In 2004, we entered the electricity meter manufacturing business with the acquisition of Schlumberger Electricity Metering. In 2007, we expanded our presence in global meter manufacturing and systems with the acquisition of Actaris Metering Systems SA.

The following is a discussion of our major products, our markets, and our operating segments. Refer to Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Annual Report on Form 10-K for specific segment results.
Our Business

We offer solutions that enable electric and natural gas utilities to build smart grids to manage assets, secure revenue, lower operational costs, improve customer service, and enable demand response. Our solutions include standard meters and next-generation advanced and smart metering products, metering systems, and services, which ultimately empower and benefit consumers.

We supply comprehensive solutions to address the unique challenges facing the water industry, including increasing demand and resource scarcity. We offer a complete product portfolio, including standard meters and advanced and smart metering products, metering systems, and services, for applications in the residential and commercial industrial markets for water and heat.

We offer a portfolio of services to our customers from standalone services to end-to-end solutions. These include licensing meter data management and analytics software, managed services, software as a service (hosted software), technical support services, licensing hardware technology, and consulting services.

We classify metering systems into three categories: standard metering systems, advanced metering systems, and smart metering systems. These categories are described in more detail below:
Standard Metering Systems
Standard metering systems employ a standard meter, which measures electricity, natural gas, water, or thermal energy by mechanical, electromechanical, or electronic means, with no built-in remote-reading communication capability. Standard meters require manual reading, which is typically performed by a utility representative or meter reading service provider. Worldwide, we produce standard residential, commercial and industrial (C&I), and transmission and distribution (T&D) electricity, natural gas, water, and heat meters.

Advanced Metering Systems
Advanced metering systems use a meter with a one-way communication module embedded in or attached to the meter to collect and store meter data, which is transmitted to handheld computers, mobile units, and/or fixed networks. This allows utilities to collect meter data for billing systems and analyze the data for more efficient resource management and operations. Worldwide, we produce electricity, natural gas, and water advanced metering systems and technology. Communication technologies can vary by region and country and include telephone, radio frequency (RF), cellular, power line carrier (PLC), and Ethernet devices.

Smart Metering Systems
Smart metering systems employ meters, which have two-way communication capability to collect and transmit meter data to support various applications beyond monthly billings. Our smart metering solutions have substantially more features and functions than our advanced metering systems. Smart meters can collect and store interval data, remotely connect and disconnect service to the meter, send data, receive commands, and interface with other devices, such as in-home displays, smart thermostats and appliances, home area networks, and advanced control systems. Smart meters can also include adaptive communication technology (ACT). ACT enables dynamic selection of the optimal communications path, utilizing RF or PLC, based on network operating conditions, data attributes and application requirements.
Bookings and Backlog of Orders
Bookings for a reported period represent customer contracts and purchase orders received during the period for hardware, software, and services that have met certain conditions, such as regulatory and/or contractual approval. Total backlog represents committed but undelivered contracts and purchase orders at period-end. Twelve-month backlog represents the portion of total backlog that we estimate will be recognized as revenue over the next 12 months. Backlog is not a complete measure of our future revenues as we also receive significant book-and-ship orders. Bookings and backlog may fluctuate significantly due to the timing of large project awards. In addition, annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. Beginning total backlog, plus bookings, minus revenues, will not equal ending total backlog due to miscellaneous contract adjustments, foreign currency fluctuations, and other factors.

Year Ended	Annual Bookings	Total Backlog	12-Month Backlog
	(in millions)
December 31, 2014	$2,385	$1,486	$747
December 31, 2013	1,946	1,068	549
December 31, 2012	1,861	1,035	568

Information on bookings by our operating segments is as follows:

Year Ended	Total Bookings	Electricity	Gas	Water
	(in millions)
December 31, 2014	$2,385	$1,074	$753	$558
December 31, 2013	1,946	786	552	608
December 31, 2012	1,861	797	560	504

Our Operating Segments
We operate under the Itron brand worldwide and manage and report under three operating segments, Electricity, Gas, and Water. Our Water operating segment includes both our global water and heat solutions. This structure allows each segment to develop its own go-to-market strategy, prioritize its marketing and product development requirements, and focus on its strategic investments. Our sales, marketing, and delivery functions are managed under each segment. Our product development and manufacturing operations are managed on a worldwide basis to promote a global perspective in our operations and processes and yet still maintain alignment with the segments.
Sales and Distribution
We use a combination of direct and indirect sales channels in our operating segments. A direct sales force is utilized for large electric, natural gas, and water utilities, with which we have long-established relationships. For smaller utilities, we typically use an indirect sales force that consists of distributors, sales representatives, partners, and meter manufacturer representatives.
No single customer represented more than 10% of total revenues for the years ended December 31, 2014, 2013, and 2012. Our 10 largest customers in each of the years ended December 31, 2014, 2013, and 2012, accounted for approximately 20%, 28%, and 27% of total revenues, respectively.
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
Partners
In connection with delivering products and systems to our customers, we may partner with third party vendors to provide hardware, software, or services, e.g., meter installation and communication network equipment and infrastructure. Our ability to perform on our contractual obligations with our customers is dependent on these partners meeting their obligations to us.
Product Development
Our product development is focused on both improving existing technology and developing innovative new technology for electricity, natural gas, water, and heat meters, sensing and control devices, data collection software, communication technologies, data warehousing, and software applications. We invested approximately $176 million, $176 million, and $179 million in product development in 2014, 2013 and 2012, which represented 9%, 9%, and 8% of total revenues, respectively.
Workforce
As of December 31, 2014, we had approximately 8,000 people in our workforce, including permanent and temporary employees as well as contractors. We have not experienced significant work stoppages and consider our employee relations to be good.
Competition
We provide a broad portfolio of products, solutions, software, and services to electric, gas, and water utility customers globally. Consequently, we operate within a large and complex competitive landscape. Some of our competitors have diversified product portfolios and participate in multiple geographic markets, while others focus on specific regional markets and/or certain types of products, including some low-cost suppliers based in China and India. Our competitors range from small to large, established companies. Our primary competitors for each operating segment are discussed below.

We believe that our competitive advantage is based on our in-depth knowledge of the utility industries, our capacity to innovate, our ability to provide complete end-to-end integrated solutions (including metering, network communications, data collection systems, meter data management software, and other metering software applications), our established customer relationships, and our track record of delivering reliable, accurate, and long-lived products and services. Refer to Item 1A: “Risk Factors” included in this Annual Report on Form 10-K for a discussion of the competitive pressures we face.

Electricity
We are among the leading global suppliers of electricity metering solutions, including standard meters and advanced and smart metering systems. Within the electricity business line, our primary global competitors include Elster (Melrose PLC), GE Digital Energy (General Electric Company), and Landis+Gyr (Toshiba). On a regional basis, other major competitors include Aclara (Sun Capital Partners), OSAKI Group, Sagemcom Energy & Telecom (SAS), Sensus (The Resolute Fund, L.P.), Silver Spring Networks, Trilliant Networks, and ZIV (Avantha Group).

Gas
We are among the leading global suppliers of gas metering solutions, including standard meters and advanced and smart metering systems. Our primary global competitors include Elster and Landis+Gyr. On a regional basis, other major competitors include Aclara, Apator, LAO Industria, and Sensus.

Water
We are among the leading global suppliers of standard and advanced water meters and communication modules. Our primary global competitors include Apator, Diehl Metering (Diehl Stiftung & Co. KG), Elster, Sensus, and Zenner Performance (Zenner International GmbH & Co. KG). On a regional basis, other major competitors include Badger Meter, LAO Industria, and Neptune Technologies (Roper Industries).
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
Disputes over the ownership, registration, and enforcement of intellectual property rights arise in the ordinary course of our business. While we believe patents and trademarks are important to our operations and, in aggregate, constitute valuable assets, no single patent or trademark, or group of patents or trademarks, is critical to the success of our business. We license some of our technology to other companies, some of which are our competitors.
Environmental Regulations
In the ordinary course of our business we use metals, solvents, and similar materials that are stored on-site. We believe we are in compliance with environmental laws, rules, and regulations applicable to the operation of our business.

EXECUTIVE OFFICERS

Set forth below are the names, ages, and titles of our executive officers as of February 20, 2015.

Name	Age	Position
Philip C. Mezey	55	President and Chief Executive Officer
John W. Holleran	60	Executive Vice President and Chief Operating Officer
W. Mark Schmitz	63	Executive Vice President and Chief Financial Officer
Michel C. Cadieux	57	Senior Vice President, Human Resources
Russell E. Vanos	58	Senior Vice President, Strategy and Business Development
Shannon M. Votava	54	Vice President, General Counsel and Corporate Secretary

Philip C. Mezey is President and Chief Executive Officer and a member of our Board of Directors. Mr. Mezey was appointed to his current position and to the Board of Directors in January 2013. Mr. Mezey joined Itron in March 2003, and in 2007 Mr. Mezey became Sr. Vice President and Chief Operating Officer, Itron North America. Mr. Mezey served as President and Chief Operating Officer, Energy from March 2011 through December 2012.

John W. Holleran is Executive Vice President and Chief Operating Officer. Mr. Holleran has held this position since January 2013. Mr. Holleran joined Itron in January 2007 as Sr. Vice President, General Counsel, and Corporate Secretary. From January 2012 through December 2012, Mr. Holleran served as Itron's Sr. Vice President, Special Projects and Corporate Secretary.

W. Mark Schmitz is Executive Vice President and Chief Financial Officer. Mr. Schmitz was appointed to this role on September 8, 2014. Prior to joining Itron, Mr. Schmitz was Chief Financial Officer of Alghanim Industries from 2009 to 2013. Mr. Schmitz served as the Executive Vice President and Chief Financial Officer of The Goodyear Tire and Rubber Company from 2007 to 2008 and as Vice President and Chief Financial Officer of Tyco International Limited's Fire and Security Segment from 2003 to 2007.

Michel C. Cadieux is Senior Vice President, Human Resources and has been so since joining Itron in February 2014. From 2008 to 2012, Mr. Cadieux was Senior Vice President of Human Resources and Security at Freescale Semiconductor, Inc.

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

Shannon M. Votava is Vice President, General Counsel and Corporate Secretary. Ms. Votava joined Itron in May 2010 as Assistant General Counsel and was promoted to Vice President and General Counsel in January 2012. She assumed the responsibilities of Corporate Secretary in January 2013. Before joining Itron, Ms. Votava served as Associate General Counsel, Commercial at Cooper Industries plc from October 2008 to April 2010, and as General Counsel for Honeywell's Electronic Materials business from 2003-2008.

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

We have experienced variability in quarterly results, including losses, and believe our quarterly results will continue to fluctuate as a result of many factors, including those risks and events included throughout this section. Additional factors that may cause our results to vary include:

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

We may face product-failure exposure.

Our products are complex and may contain defects or experience failures due to any number of issues in design, materials, deployment, and/or use. If any of our products contain a defect, a compatibility or interoperability issue, or other types of errors, we may have to devote significant time and resources to identify and correct the issue. We provide product warranties for varying lengths of time and establish allowances in anticipation of warranty expenses. In addition, we record contingent liabilities for additional product-failure related costs. These warranty and related product-failure allowances may be inadequate due to product defects, and unanticipated component failures, as well as higher than anticipated material, labor, and other costs we may incur to replace projected product failures. A product recall or a significant number of product returns could be expensive; damage our reputation and relationships with utilities, meter and communication vendors, and other third-party vendors; result in the loss of business to competitors; or result in litigation against us. We may incur additional warranty expenses in the future with respect to new or established products, which could materially and adversely affect our operations and financial position.

Our customer contracts may contain provisions that could cause us to incur penalties, be liable for damages, and/or incur unanticipated expenses with respect to the functionality, deployment, operation, and availability of our products and services.

In addition to the risk of unanticipated warranty or recall expenses, our customer contracts may contain provisions that could cause us to incur penalties, be liable for damages, including liquidated damages, or incur other expenses if we experience difficulties with respect to the functionality, deployment, operation, and availability of our products and services. In the event of late deliveries, late or improper installations or operations, failure to meet product or performance specifications or other product defects, or interruptions or delays in our managed service offerings, our customer contracts may expose us to penalties, liquidated damages, and other liabilities. In the event we were to incur contractual penalties, such as liquidated damages or other related costs that exceed our expectations, our business, financial condition, and operating results could be materially and adversely affected. Further, we could be required to recognize a current-period expense related to a specific component of a customer contract at the time we determine the products and/or services to be delivered under that component would result in a loss due to expected revenues estimated to be less than expected costs. Depending on the amounts of the associated revenues (if any) and the costs, this charge could be material to our results of operations in the period it is recognized.

We may encounter strikes or other labor disruptions that could adversely affect our financial condition and results of operations .

We have significant operations throughout the world. In a number of countries outside the U.S., our employees are covered by collective bargaining agreements. As the result of various corporate or operational actions, which our management has undertaken or may be made in the future, we could encounter labor disruptions. These disruptions may be subject to local media coverage, which could damage our reputation. Additionally, the disruptions could delay our ability to meet customer orders and could adversely affect our results of operations. Any labor disruptions could also have an impact on our other employees. Employee morale and productivity could suffer, and we may lose valued employees whom we wish to retain.

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

We face increasing competition.

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

The safety and security of the power grid and gas and water supply systems, the accuracy and protection of the data collected by meters and transmitted via the smart grid, concerns about the safety and perceived health risks of using radio frequency communications, and privacy concerns of monitoring home appliance energy usage have been the focus of recent adverse publicity. Negative publicity and consumer opposition may cause utilities or their regulators to delay or modify planned smart grid initiatives. Smart grid projects may be, or may be perceived as, unsuccessful.

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

A substantial portion of our revenues is derived from operations conducted outside the United States. International sales and operations may be subjected to risks such as the imposition of government controls, government expropriation of facilities, lack of a well-established system of laws and enforcement of those laws, access to a legal system free of undue influence or corruption, political instability, terrorist activities, restrictions on the import or export of critical technology, currency exchange rate fluctuations, and adverse tax burdens. Lack of availability of qualified third-party financing, generally longer receivable collection periods than those commonly practiced in the United States, trade restrictions, changes in tariffs, labor disruptions, difficulties in staffing and managing international operations, difficulties in imposing and enforcing operational and financial controls at international locations, potential insolvency of international distributors, preference for local vendors, burdens of complying with different permitting standards and a wide variety of foreign laws, and obstacles to the repatriation of earnings and cash all present additional risk to our international operations. Fluctuations in the value of international currencies may impact our operating results due to the translation to the U.S. dollar as well as our ability to compete in international markets. International expansion and market acceptance depend on our ability to modify our technology to take into account such factors as the applicable regulatory and business environment, labor costs, and other economic conditions. In addition, the laws of certain countries do not protect our products or technologies in the same manner as the laws of the United States. Further, foreign regulations or restrictions, e.g., opposition from unions or works councils, could delay, limit, or disallow significant operating decisions made by our management, e.g., decisions to exit certain businesses, close certain manufacturing locations, or other restructuring actions. There can be no assurance that these factors will not have a material adverse effect on our future international sales and, consequently, on our business, financial condition, and results of operations.

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

Our key manufacturing facilities are concentrated, and, in the event of a significant interruption in production at any of our manufacturing facilities, considerable expense, time, and effort could be required to establish alternative production lines to meet contractual obligations, which would have a material adverse effect on our business, financial condition, and results of operations.

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

Outside of the United States, certain of our products require the use of RF and are subject to regulations in those jurisdictions where we have deployed such equipment. In some jurisdictions, radio station licensees are generally required to operate a radio transmitter and such licenses may be granted for a fixed term and must be periodically renewed. In other jurisdictions, the rules permit certain low power devices to operate on an unlicensed basis. Our advanced and smart metering systems typically transmit to (and receive information from, if applicable) handheld, mobile, or fixed network reading devices in license-exempt bands pursuant to rules regulating such use. In Europe, we generally use the 169 megahertz (MHz), 433 MHz, and 868 MHz bands. In the rest of the world, we primarily use the 433 MHz and 2.4000-2.4835 gigahertz (GHz) bands, as well as other local license-exempt bands. To the extent we introduce new products designed for use in the United States or another country into a new market, such products may require significant modification or redesign in order to meet frequency requirements and other regulatory specifications. In some countries, limitations on frequency availability or the cost of making necessary modifications may preclude us from selling our products in those countries. In addition, new consumer products may create interference with the performance of our products, which could lead to claims against us.

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

Our credit facility places restrictions on our ability, and the ability of many of our subsidiaries, dependent on meeting specified financial ratios, to, among other things:

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

In August 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted requirements for companies that use certain minerals and derivative metals (referred to as “conflict minerals,” regardless of their actual country of origin) in their products. Some of these metals are commonly used in electronic equipment and devices, including our products. These requirements require companies to investigate, disclose and report whether or not such metals originated from the Democratic Republic of Congo or adjoining countries and required due diligence efforts. There may be increased costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and other potential changes to products, processes or sources of supply as a consequence of such verification activities. Further interpretation and implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products.

ITEM 1B:    UNRESOLVED STAFF COMMENTS
None.
ITEM 2:    PROPERTIES
We own our headquarters facility, which is located in Liberty Lake, Washington.
Our Gas and Water manufacturing facilities are located throughout the world, while our Electricity manufacturing facilities are located primarily in Europe, Middle East, and Africa (EMEA) and North America. The following table lists our major manufacturing facilities by the location and product line.

Product Line
Region	Electricity	Gas	Water	Multiple Product Lines
North America	Oconee, SC (O)	Owenton, KY (O)	None	Waseca, MN - G,W (L)
EMEA	Chasseneuil, France (O) Godollo, Hungary (O) Atlantis, South Africa[1] (L)	Argenteuil, France (L) Reims, France (O) Karlsruhe, Germany (O) Stretford, England (O) Naples, Italy[1] (O)	Massy, France (L) Macon, France (O) Haguenau, France (O) Oldenburg, Germany (O) Asti, Italy (O)	None
Asia/Pacific	None	Wujiang, China (L)	Suzhou, China (L) Dehradun, India (L)	Bekasi, Indonesia - E,W (O)
Latin America	None	Buenos Aires, Argentina (O)	Americana, Brazil (O)	None

1 As a part of our 2014 restructuring projects, we are engaged in consultation with the local works councils to close these facilities in order to reduce costs and improve efficiencies. For additional discussion related to our restructuring projects, see Item 8: “Financial Statements and Supplementary Data, Note 13: Restructuring”

(O) - Manufacturing facility is owned
(L) - Manufacturing facility is leased
E - Electricity manufacturing facility, G - Gas manufacturing facility, W - Water manufacturing facility
Our principal properties are in good condition, and we believe our current facilities are sufficient to support our operations. Our major manufacturing facilities are owned, while smaller factories are typically leased.
In addition to our manufacturing facilities, we have numerous sales offices, product development facilities, and distribution centers. These additional facilities are located throughout the world and support our operations.
ITEM 3:    LEGAL PROCEEDINGS
Please refer to Item 8: "Financial Statements and Supplementary Data, Note 12: Commitments and Contingencies" included in this Annual Report on Form 10-K and our Current Report on Form 8-K dated February 6, 2015. Except as described therein, there were no material pending legal proceedings, as defined by Item 103 of Regulation S-K, at December 31, 2014.
ITEM 4:    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5:    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock
Our common stock is traded on the NASDAQ Global Select Market. The following table reflects the range of high and low common stock sales prices for the four quarters of 2014 and 2013 as reported by the NASDAQ Global Select Market.

	2014		2013
	High	Low	High	Low
First Quarter	$43.14	$33.64	$47.90	$41.50
Second Quarter	$41.21	$33.68	$47.00	$39.15
Third Quarter	$42.88	$35.77	$43.72	$37.16
Fourth Quarter	$43.35	$36.42	$45.76	$38.79

Performance Graph
The following graph compares the five-year cumulative total return to shareholders on our common stock with the five-year cumulative total return of our peer group of companies used for the year ended December 31, 2014 and the NASDAQ Composite Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Itron, Inc., the NASDAQ Composite Index, and a Peer Group

$250
$200
$150
$100
$50
$0
12/09
12/10
12/11
12/12
12/13
12/14
Itron, Inc
NASDAQ Composite
Old Peer Group
New Peer Group

* $100 invested on 12/31/09 in stock or index, including investment of dividends.
Fiscal years ending December 31.

The above presentation assumes $100 invested on December 31, 2009 in the common stock of Itron, Inc., the peer group, and the NASDAQ Composite Index, with all dividends reinvested. With respect to companies in the peer group, the returns of each such corporation have been weighted to reflect relative stock market capitalization at the beginning of each annual period plotted. The stock prices shown above for our common stock are historical and not necessarily indicative of future price performance.

Each year, we reassess our peer group to identify global companies that are either direct competitors or have similar industry and business operating characteristics. In 2013, we did not include Silver Spring Networks, Inc. in the cumulative total return graph as there was no impact to the cumulative total return in 2013, given that Silver Spring Networks, Inc. was not publicly traded at the beginning of 2013. Therefore, in the graph above our old peer group includes the following publicly traded companies: Badger Meter, Inc., Echelon Corporation, National Instruments Corporation, and Roper Industries, Inc. Our 2014 new peer group includes the following publicly traded companies: Badger Meter, Inc., Echelon Corporation, National Instruments Corporation, Roper Industries, Inc., and Silver Spring Networks, Inc. During 2014, ESCO Technologies Inc. (ESCO) sold its Aclara business line, which represented ESCO's metering related business. As ESCO is no longer in our line of business, it has been omitted from our peer group and cumulative total return graph above.

Issuer Repurchase of Equity Securities
The table below summarizes information about our purchases of our shares of common stock, based on settlement date, during the quarterly period ended December 31, 2014.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
October 1 through October 31	80,500	$38.20	80,500	$34,549
November 1 through November 30	183,313	40.77	183,313	27,075
December 1 through December 31	336,000	41.05	336,000	13,283
Total	599,813	$40.58	599,813

(1)
On February 7, 2014, our Board of Directors authorized a twelve-month repurchase program of up to $50 million of Itron's common stock. Repurchases are made in the open market or in privately negotiated transactions, and in accordance with applicable securities laws. No shares were purchased outside of this plan.

(2)	Includes commissions.

Subsequent to December 31, 2014 we repurchased 335,251 shares of our common stock. The average price paid per share was $39.62. These subsequent repurchases fully utilized the remaining $13.3 million authorized under the program. Repurchases are made in the open market or in privately negotiated transactions and in accordance with applicable securities laws.

On February 19, 2015, Itron's Board of Directors authorized a new repurchase program of up to $50 million of our common stock over a 12-month period, beginning February 19, 2015.

Holders
At January 31, 2015, there were 243 holders of record of our common stock.

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

	Year Ended December 31,
	2014(5)	2013(4)	2012	2011(2)	2010
	(in thousands, except per share data)
Consolidated Statements of Operations Data
Revenues	$1,970,697	$1,948,728	$2,178,178	$2,434,124	$2,259,271
Cost of revenues	1,347,572	1,334,195	1,463,031	1,687,666	1,558,596
Gross profit	623,125	614,533	715,147	746,458	700,675
Operating income (loss)	3,832	(135,181)	151,126	(459,183)	184,197
Net income (loss) attributable to Itron, Inc.	(22,920)	(146,809)	108,275	(510,157)	104,770
Earnings (loss) per common share - Basic	$(0.58)	$(3.74)	$2.73	$(12.56)	$2.60
Earnings (loss) per common share - Diluted	$(0.58)	$(3.74)	$2.71	$(12.56)	$2.56
Weighted average common shares outstanding - Basic	39,184	39,281	39,625	40,612	40,337
Weighted average common shares outstanding - Diluted	39,184	39,281	39,934	40,612	40,947

Consolidated Balance Sheets Data
Working capital(1)	$261,911	$344,354	$353,577	$329,632	$178,483
Total assets	1,710,305	1,882,511	2,089,441	2,064,282	2,745,797
Total debt	323,969	378,750	417,500	452,502	610,941
Total Itron, Inc. shareholders' equity	696,940	855,236	992,967	906,925	1,428,295

Other Financial Data
Cash provided by operating activities	$132,973	$105,421	$205,090	$252,358	$254,591
Cash used in investing activities(3)	(41,496)	(56,771)	(125,445)	(78,741)	(56,274)
Cash used in financing activities	(91,877)	(57,438)	(77,528)	(209,453)	(148,637)
Capital expenditures	(44,495)	(60,020)	(50,543)	(60,076)	(62,822)

(1)	Working capital represents current assets less current liabilities.

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

(5)
During 2014, we incurred costs of $50.9 million related to restructuring projects to improve operational efficiencies and reduce expenses. Refer to Item 8: "Financial Statements and Supplementary Data, Note 13: Restructuring" included in this Annual Report on Form 10-K for further disclosures regarding the restructuring charges.

ITEM 7:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with Item 8: “Financial Statements and Supplementary Data.”

Overview

We are a technology company, offering end-to-end smart metering solutions to electric, natural gas, and water utilities around the world. Our smart metering solutions, meter data management software, and knowledge application solutions bring additional value to a utility’s metering and grid systems. Our professional services help our customers project-manage, install, implement, operate, and maintain their systems. We operate under the Itron brand worldwide and manage and report under three operating segments, Electricity, Gas, and Water. Our Water operating segment includes both our global water and heat solutions. This structure allows each segment to develop its own go-to-market strategy, prioritize its marketing and product development requirements, and focus on its strategic investments. Our sales, marketing, and delivery functions are managed under each segment. Our product development and manufacturing operations are managed on a worldwide basis to promote a global perspective in our operations and processes and yet still maintain alignment with the segments.

We have three measures of segment performance: revenue, gross profit (margin), and operating income (margin). Intersegment revenues were minimal. Interest income, interest expense, other income (expense), income tax provision (benefit), and certain corporate operating expenses are not allocated to the segments, nor included in the measure of segment profit or loss.

Revenues increased $22.0 million, or 1%, in 2014, compared with 2013. Revenues were driven higher in 2014 by increases in product shipments in the Gas and Water segments, partially offset by a decline in product volumes in the Electricity segment. Foreign currency translation had an unfavorable impact of $31.9 million on 2014 revenues. Revenues decreased 11% in 2013, compared with 2012. The 2013 revenue decline was due primarily to the completion of several large OpenWay projects in the Electricity segment in 2012, partially offset by a $15.2 million increase in revenues in the Water segment.

Total backlog was $1.5 billion, and twelve-month backlog was $747.0 million at December 31, 2014.

Total company gross margin increased 10 basis points in 2014, compared with 2013. The primarily flat gross margin performance was the result of favorable product mix in the Water segment, partially offset by less favorable product mix in the Gas segment. Total company gross margin decreased 130 basis points in 2013, compared with 2012. Gross margin decline in 2013 over the prior year was primarily driven by decreased volumes in our Electricity and Gas segments and less favorable product mix within all three segments.

During 2014, we revised our estimate of the cost to complete an OpenWay project in North America. This resulted in a decrease to gross profit of $15.9 million, which reduced gross margin by 90 basis points for the year ended December 31, 2014. We previously recorded additional costs on this contract in 2013, which decreased gross profit by $16.5 million and reduced gross margin by 80 basis points for the year December 31, 2013.

We recognized income tax provision (benefit) of $6.6 million, $(3.6) million, and $26.0 million for the years ended December 31, 2014, 2013, and 2012. Our actual tax rate differed from the 35% U.S. federal statutory tax rate due to various items. Our tax expense increased due to an increase in valuation allowances related to deferred tax assets for which we do not anticipate future realization. The following items decreased tax expense: (1) recognition of research and experimentation credits for 2014; (2) earnings of our subsidiaries outside of the U.S. in jurisdictions where our statutory tax rate is lower than in the U.S.; (3) the benefit of certain interest expense deductions; and (4) benefits of certain acquisition related elections for tax purposes. Our tax provisions for 2013 and 2012 reflect the benefits of lower statutory tax rates on foreign earnings as compared with our U.S. federal statutory rate, foreign interest expense deductions and the benefits of certain acquisition related elections for tax purposes. During 2013, no tax benefit was recorded for the nondeductible portion of the goodwill impairment charge. During 2012, we recognized a benefit related to the release of reserves for uncertain tax positions. For additional discussion related to income taxes, see Item 8: “Financial Statements and Supplementary Data, Note 11: Income Taxes”.

In November 2014, our management approved restructuring projects (2014 Projects) to restructure our Electricity business and related general and administrative activities, along with certain Gas and Water activities, to improve operational efficiencies and reduce expenses. The 2014 Projects include consolidation of certain facilities and reduction of our global workforce. The improved structure will position us to meet our long-term profitability goals by better aligning global operations with markets where we can serve our customers profitably. In connection with the 2014 Projects, we recognized $55.8 million in restructuring expense, of which $47.4 million was for severance, $8.0 million was for asset impairments, and $401,000 was for other exit costs. We began implementing these projects in the fourth quarter of 2014, and we expect to substantially complete these projects by the end of 2016. Upon completion of the 2014 Projects, we expect to achieve annualized savings of $40 million. Certain aspects of the projects are subject to a variety of labor and employment laws, rules, and regulations, which could result in a delay in implementing the projects at some locations.

On February 2, 2015, we reached a settlement agreement with the counterparty related to the product development contract litigation from the SmartSynch, Inc. acquisition. As a result of the settlement, we recognized litigation cost, net of recovery from an indemnification escrow from SmartSynch shareholders, of $14.7 million, inclusive of attorney’s fees incurred, reflected in our results of operations for the year ended December 31, 2014 within general and administrative expense.

On March 8, 2013, our Board authorized a 12-month repurchase program of up to $50 million in shares of our common stock. The March 8, 2013 authorization expired on March 7, 2014. From January 1, 2014 through March 7, 2014, we repurchased 75,203 shares of our common stock, totaling $2.9 million.

On February 7, 2014, our Board authorized a 12-month repurchase program of up to $50 million in shares of our common stock, to begin on March 8, 2014, upon the expiration of the previous stock repurchase program. From March 8, 2014 through December 31, 2014, we repurchased 910,990 shares of our common stock, totaling $36.7 million.

Subsequent to December 31, 2014 we repurchased 335,251 shares of our common stock. The average price paid per share was $39.62. These subsequent repurchases fully utilized the remaining $13.3 million authorized under the program. Repurchases are made in the open market or in privately negotiated transactions and in accordance with applicable securities laws.

On February 19, 2015, Itron's Board of Directors authorized a new repurchase program of up to $50 million of our common stock over a 12-month period, beginning February 19, 2015. Refer to Part II, Item 5: "Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" for additional information related to our current share repurchase program.

Total Company Revenues, Gross Profit and Margin, and Unit Shipments

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
	(in thousands)		(in thousands)		(in thousands)
Revenues	$1,970,697	1%	$1,948,728	(11)%	$2,178,178
Gross Profit	$623,125	1%	$614,533	(14)%	$715,147
Gross Margin	31.6%		31.5%		32.8%

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Revenues by region
United States and Canada	$899,399	$851,295	$1,014,739
Europe, Middle East, and Africa (EMEA)	848,502	858,026	878,615
Other	222,796	239,407	284,824
Total revenues	$1,970,697	$1,948,728	$2,178,178

Meter and Module Summary
We classify meters into three categories:

•	Standard metering – no built-in remote reading communication technology

•	Advanced metering – one-way communication of meter data

•	Smart metering – two-way communication including remote meter configuration and upgrade (consisting primarily of our OpenWay technology)

In addition, advanced and smart meter communication modules can be sold separately from the meter.

Our revenue is driven significantly by sales of meters and communication modules. A summary of our meter and communication module shipments is as follows:

	Year Ended December 31,
	2014	2013	2012
	(units in thousands)
Meters
Standard	18,740	17,850	17,920
Advanced and smart	6,090	5,930	8,030
Total meters	24,830	23,780	25,950

Stand-alone communication modules
Advanced and smart	5,770	5,550	6,460

Revenues
Revenues increased 1%, or $22.0 million, in 2014, compared with 2013. Revenues in 2014 were higher, primarily driven by growth in the Gas and Water segments of 5% and 7%, respectively, partially offset by a decline of 5% in the Electricity segment. Changes in currency exchange rates unfavorably impacted revenues by $31.9 million across all segments. Revenues decreased 11%, or $229.5 million, in 2013, compared with 2012. Revenues in 2013 were lower, primarily driven by the substantial completion of four of our five largest OpenWay projects in the Electricity segment in 2012 and by $14.6 million in the unfavorable net translation impact of operations denominated in foreign currencies, partially offset by an increase in Water revenues during the year. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

No single customer represented more than 10% of total revenues for the years ended December 31, 2014, 2013, and 2012. Our 10 largest customers accounted for 20%, 28%, and 27% of total revenues in 2014, 2013, and 2012.

Gross Margin
Gross margin was 31.6% for 2014, compared with 31.5% in 2013. The increase was driven by more favorable product mix in the Water segment, which was partially offset by a less favorable product mix in the Gas segment. Gross margin was 31.5% in 2013, compared with 32.8% in 2012. The decline was primarily the result of lower volumes in 2013 in both the Electricity and Gas segments, along with a less favorable mix of product sales in 2013 as compared with 2012 for all three segments and a higher warranty expense in the Gas segment. These decreases were partially offset by increased volumes in Water and benefits from our restructuring projects and manufacturing efficiencies. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

During 2014, we revised our estimate of the cost to complete an OpenWay project in North America. This resulted in a decrease to gross profit of $15.9 million, which reduced gross margin by 90 basis points for the year ended December 31, 2014. We previously recorded additional costs on this contract in 2013, which decreased gross profit by $16.5 million and reduced gross margin by 80 basis points for the year December 31, 2013.

Operating Segment Results

For a description of our operating segments, refer to Item 8: “Financial Statements and Supplementary Data, Note 16: Segment Information” in this Annual Report on Form 10-K. The following tables and discussion highlight significant changes in trends or components of each operating segment.

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
Segment Revenues	(in thousands)		(in thousands)		(in thousands)
Electricity	$794,144	(5)%	$836,553	(18)%	$1,024,340
Gas	599,081	5%	570,297	(9)%	627,193
Water	577,472	7%	541,878	3%	526,645
Total revenues	$1,970,697	1%	$1,948,728	(11)%	$2,178,178

	Year Ended December 31,
	2014		2013		2012
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(in thousands)		(in thousands)		(in thousands)
Electricity	$208,476	26.3%	$218,913	26.2%	$295,005	28.8%
Gas	211,815	35.4%	207,915	36.5%	235,391	37.5%
Water	202,834	35.1%	187,705	34.6%	184,751	35.1%
Total gross profit and margin	$623,125	31.6%	$614,533	31.5%	$715,147	32.8%

	Year Ended December 31,
	2014	% Change	2013	% Change	2012
Segment Operating Expenses	(in thousands)		(in thousands)		(in thousands)
Electricity	$280,952	(38)%	$454,821	68%	$270,193
Gas	136,217	10%	124,033	(1)%	124,834
Water	131,828	6%	124,453	(1)%	125,541
Corporate unallocated	70,296	51%	46,407	7%	43,453
Total operating expenses	$619,293	(17)%	$749,714	33%	$564,021

	Year Ended December 31,
	2014		2013		2012
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss) and Operating Margin	(in thousands)		(in thousands)		(in thousands)
Electricity	$(72,476)	(9)%	$(235,908)	(28)%	$24,812	2%
Gas	75,598	13%	83,882	15%	110,557	18%
Water	71,006	12%	63,252	12%	59,210	11%
Corporate unallocated	(70,296)		(46,407)		(43,453)
Total Company	$3,832	—%	$(135,181)	(7)%	$151,126	7%

Electricity:

Revenues - 2014 vs. 2013
Electricity revenues for 2014 decreased by $42.4 million, or 5%, compared with 2013 revenues. The decrease was primarily driven by lower product volumes and services in EMEA, resulting in a $40.8 million decline in revenue. In addition, Latin America had a decline in product revenue of $12.1 million primarily due to our decision to reduce the manufacture and sale of standard meters in the region as part of our restructuring projects. These decreases were partially offset by $27.6 million in increased product sales and professional services in North America. The net translation effect of our operations in foreign currencies negatively impacted 2014 revenues by $14.9 million.

No customer represented more than 10% of the Electricity operating segment revenues in 2014.

Revenues - 2013 vs. 2012
Electricity revenues for 2013 decreased by $187.8 million, or 18%, compared with 2012 revenues. The decrease was primarily driven by $246.3 million in lower revenue of our five largest OpenWay projects in North America, as four of these projects were substantially completed during 2013. Lower prepayment meter shipments drove a decrease of $24.8 million in our Asia/Pacific region. These decreases were partially offset by $81.5 million in increased products and services in North America, apart from the five largest OpenWay projects, as well as by $27.3 million in increased product shipments and services in EMEA. The net translation effect of our operations in foreign currencies negatively impacted 2013 revenues by $18.1 million.

No customer represented more than 10% of the Electricity operating segment revenues in 2013, while one customer individually represented 17% of the Electricity operating segment revenues in 2012.

Gross Margin - 2014 vs. 2013
Gross margin was 26.3% in 2014, compared with 26.2% in 2013. The slight margin improvement was driven by lower warranty costs in Latin America, partially offset by decreased volume in all regions except North America. In 2014, net charges for an OpenWay project in North America were $15.9 million, which negatively impacted gross margin by 210 basis points. A similar charge was recorded on this project in 2013 for $16.5 million, which reduced gross margin by 190 basis points.

Gross Margin - 2013 vs. 2012
Gross margin was 26.2% in 2013, compared with 28.8% in 2012. The lower margin was primarily driven by decreased volume in 2013 and less favorable product mix in all regions. In 2013, net charges for an OpenWay project in North America were $16.5 million, which negatively impacted gross margin by 190 basis points.

Operating Expenses - 2014 vs. 2013
Electricity operating expenses decreased by $173.9 million, or 38%, in 2014, primarily due to the goodwill impairment of $173.2 million recognized in 2013 and $10.1 million in reduced product development expense as a result of restructuring activities. These decreases were partially offset by $8.0 million in higher general and administrative expense, primarily due to a legal settlement related to a contract dispute that resulted in $14.7 million of litigation expense. Intangible asset amortization expense increased $5.6 million based on the expected cash flows determined at acquisition. We recognized $29.7 million in restructuring charges under the 2014 Projects, which was partially offset by an $8.5 million reduction in 2014 that related to a reassessment of certain restructuring activities under the 2013 restructuring projects (2013 Projects). In 2013, we recognized $24.1 million in restructuring expense under the 2013 Projects. Operating expenses for sales and marketing, product development, general and administrative, and amortization of intangible assets as a percentage of revenues were 33% in 2014 and 31% in 2013.

Operating Expenses - 2013 vs. 2012
Electricity operating expenses increased by $184.6 million or 68%, in 2013 primarily due to the goodwill impairment of $173.2 million recognized in 2013 for the Electricity reporting unit and $23.9 million in additional restructuring expenses in 2013. We reduced sales and marketing expense by $12.1 million as a result of our restructuring projects, offset by $5.6 million in higher litigation expense within general and administrative expense. Operating expenses for sales and marketing, product development, general and administrative, and amortization of intangible assets as a percentage of revenues were 31% in 2013 and 26% in 2012.

Gas:

Revenues - 2014 vs. 2013
Gas revenues increased by $28.8 million, or 5%, in 2014, compared with 2013. The increase was driven by $27.6 million in increased sales in North America and $9.2 million and $3.7 million in increased product sales in EMEA and Latin America, partially offset by lower professional services revenue in EMEA of $2.2 million. Foreign currency translation had an unfavorable impact of $9.1 million in 2014.

No single customer represented more than 10% of the Gas operating segment revenues in 2014, 2013, and 2012.

Revenues - 2013 vs. 2012
Gas revenues decreased by $56.9 million, or 9%, in 2013, compared with 2012. The decrease was driven by $54.2 million in lower product sales in EMEA and $18.7 million in lower communication module shipments and lower service revenue in North America, the effect of which was partially offset by $21.3 million in increased North America gas meter shipments, particularly smart meters.

Gross Margin - 2014 vs. 2013
Gross margin was 35.4% in 2014, compared with 36.5% in 2013. The 110 basis point decline in gross margin was primarily the result of less favorable product mix in EMEA.

Gross Margin - 2013 vs. 2012
Gross margin was 36.5% in 2013, compared with 37.5% in 2012. The 100 basis point decline in gross margin was primarily the result of less favorable product mix and higher warranty costs.

Operating Expenses - 2014 vs. 2013
Gas operating expenses increased by $12.2 million, or 10%, in 2014. The increase resulted from an increase in restructuring expense of $5.7 million and an increase in product development costs of $7.5 million. Operating expenses for sales and marketing, product development, general and administrative, and amortization of intangible assets as a percentage of revenues, were 21% in 2014 and 2013.

Operating Expenses - 2013 vs. 2012
Gas operating expenses decreased by $801,000, or 1% in 2013. Lower sales and marketing and product development expenses were partially offset by higher general and administrative expenses. Operating expenses for sales and marketing, product development, general and administrative, and amortization of intangible assets as a percentage of revenues, were 21% in 2013 and 20% in 2012.

Water:

Revenues - 2014 vs. 2013
The increase in revenues of $35.6 million, or 7%, in 2014 was driven primarily by growth in product sales in EMEA of $35.2 million, in North America of $3.3 million, and in Asia/Pacific of $2.8 million. Latin America experienced growth of $2.3 million, which included an unfavorable impact from foreign currency translation of $5.9 million. Services revenue declined $7.9 million during 2014, with North America contributing $6.7 million of the total decline due to the completion of a significant project in 2013.

No single customer represented more than 10% of the Water operating segment revenues in 2014, 2013, and 2012.

Revenues - 2013 vs. 2012
Revenues increased $15.2 million, or 3%, in 2013. This increase was driven primarily by growth in projects in North America of $10.2 million. Latin America experienced growth of $7.0 million, but was negatively impacted by foreign currency translation of $4.3 million.

Gross Margin - 2014 vs. 2013
Water gross margin increased to 35.1% in 2014, compared with 34.6% in 2013, due to decreases in manufacturing costs globally, as well as lower service revenue in North America, which carries a lower margin.

Gross Margin - 2013 vs. 2012
Water gross margin decreased to 34.6% in 2013, compared with 35.1% in 2012, driven predominantly by higher service revenues in North America, which have a lower margin, and partially offset by favorable product mix in EMEA.

Operating Expenses - 2014 vs. 2013
In 2014, Water operating expenses were $131.8 million compared with $124.5 million in 2013. The increase was a result of a $5.0 million increase in sales and marketing expense, primarily higher compensation expense related to increased revenues, and a $3.4 million increase in general and administrative expenses. The overall increase was partially offset by a decrease in intangible asset amortization expense of $2.2 million. Operating expenses for sales and marketing, product development, general and administrative, and amortization of intangible assets as percentages of revenues were 22% in 2014 and 2013.

Operating Expenses - 2013 vs. 2012
In 2013, Water operating expenses were $124.5 million, compared with $125.5 million in 2012. Decreases of $5.9 million in sales and marketing expense and $2.1 million in lower amortization of intangible expense were partially offset by increases in product development, general and administrative, and restructuring expenses. Operating expenses for sales and marketing, product development, general and administrative, and amortization of intangible assets as percentages of revenues were 22% in 2013, compared with 24% in 2012.

Corporate unallocated:

Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses increased 51% to $70.3 million in 2014, compared with 2013, primarily due to $14.5 million in increased restructuring expenses in 2014, as well as $8.9 million in general and administrative expenses - due to increased variable compensation expense and costs associated with our shared services center in Ireland, which was established late in 2013.

Corporate unallocated expenses increased 7% to $46.4 million in 2013, compared with 2012, primarily due to $2.7 million in increased restructuring expenses in 2013, as well as $3.8 million in sales and marketing costs, which are no longer allocated to the operating segments. These increases were partially offset by a decline in general and administrative expenses, including $3.0 million in acquisition-related expenses incurred in 2012 that did not recur in 2013.

Operating Expenses

The following table details our total operating expenses in dollars and as a percentage of revenues:

	Year Ended December 31,
	2014	% of Revenues	2013	% of Revenues	2012	% of Revenues
	(in thousands)		(in thousands)		(in thousands)
Sales and marketing	$185,239	9%	$180,371	9%	$197,603	9%
Product development	175,500	9%	176,019	9%	178,653	8%
General and administrative	163,101	8%	142,559	7%	138,290	6%
Amortization of intangible assets	43,619	2%	42,019	2%	47,810	2%
Restructuring expense	50,857	3%	35,497	2%	1,665	—%
Goodwill impairment	977	—%	173,249	9%	—	—%
Total operating expenses	$619,293	31%	$749,714	38%	$564,021	26%

2014 vs. 2013
Operating expenses decreased $130.4 million in 2014, compared with 2013. The 2013 operating expenses included $173.2 million in goodwill impairment charges associated with the Electricity reporting unit compared with $1.0 million in 2014. The decline in goodwill impairment was partially offset by a $15.4 million increase in restructuring expense following the approval of the 2014 Projects. In addition, general and administrative expenses increased by $20.5 million due to litigation costs and higher variable compensation. Operating expenses for sales and marketing, product development, general and administrative, and amortization of intangible assets represented 29% of revenues in 2014, compared with 28% in 2013.

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

Other Income (Expense)

The following table shows the components of other income (expense):

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Interest income	$494	$1,620	$952
Interest expense	(9,990)	(9,030)	(8,518)
Amortization of prepaid debt fees	(1,612)	(1,656)	(1,597)
Other income (expense), net	(7,633)	(4,007)	(5,744)
Total other income (expense)	$(18,741)	$(13,073)	$(14,907)

Interest income: Interest income is generated from our cash and cash equivalents. Interest rates have continued to remain low. Interest income for the year ended December 31, 2013 included interest recognized on certain deposits with governmental entities related to tax contingencies.

Interest expense: Interest expense increased from 2013 due to the impact of interest rate swaps, which became effective during the third quarter of 2013, partially offset by a lower principal balance of debt outstanding. The weighted-average debt outstanding was $340.6 million, $410.8 million, and $448.2 million at December 31, 2014, 2013, and 2012, respectively.

Amortization of prepaid debt fees: Amortization of prepaid debt fees in 2014 was consistent with the 2013 and 2012 levels. Amortization of prepaid debt fees may fluctuate each year dependent upon the timing of debt payments. When debt is repaid prior to the contractual due date, the related portion of unamortized prepaid debt fees is written-off. Refer to Item 8: “Financial Statements and Supplementary Data, Note 6: Debt” in this Annual Report on Form 10-K for additional details related to our long-term borrowings.

Other income (expense), net: Other expenses, net, consist primarily of unrealized and realized foreign currency gains and losses due to transactions denominated in a currency other than the reporting entity's functional currency. Foreign currency losses, net of hedging, were $5.1 million in 2014, compared with net foreign currency losses of $3.3 million in 2013 and $3.8 million in 2012.
Financial Condition

Cash Flow Information:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Operating activities	$132,973	$105,421	$205,090
Investing activities	(41,496)	(56,771)	(125,445)
Financing activities	(91,877)	(57,438)	(77,528)
Effect of exchange rates on cash and cash equivalents	(12,034)	(2,818)	1,208
Increase (decrease) in cash and cash equivalents	$(12,434)	$(11,606)	$3,325

Cash and cash equivalents at December 31, 2014 were $112.4 million, compared with $124.8 million at December 31, 2013. The decrease in cash and cash equivalents was primarily the result of a decrease in net income, exclusive of goodwill impairment, an increase in accounts receivable, and higher payments on debt, partially offset by increases in accounts payable and other current liabilities. Cash and cash equivalents at December 31, 2013 were lower compared with the prior year primarily due to lower net income, partially offset by decreases in business acquisitions and repurchases of common stock in 2013, compared with 2012.

Operating activities
Net cash provided by operating activities in 2014 was $27.6 million higher than in 2013. This increase was primarily due to a decrease in accounts payable payments of $25.0 million due to timing and an increase in other liabilities of $28.5 million as a result of restructuring activities and litigation accruals recognized at the end of 2014, and a reduction in inventory resulting in $16.9 million of increased cash flows. These increases were partially offset by the decrease in net income of $49.2 million, exclusive of the impact of the goodwill impairment charge, and decreased receipts on accounts receivable balances due to invoice timing resulting in a $30.4 million reduction in cash provided as compared with 2013.

Net cash provided by operating activities in 2013 was $99.7 million lower, compared with 2012. This decline was primarily due to the decrease in net income of $81.6 million, exclusive of the impact of the goodwill impairment charge, and an increase in deferred taxes of $21.0 million.

Investing activities
Net cash used in investing activities in 2014 was $15.3 million lower than in 2013. This decrease in investing activities during 2014 was the result of $15.5 million in reduced acquisitions of property, plant, and equipment.

Net cash used in investing activities in 2013 was $68.7 million lower, compared with 2012. This decrease in investing activities during 2013 was the result of a reduction of $78.2 million in business acquisition payments. In 2013, business acquisition-related payments consisted of contingent payments related to the 2011 Asais acquisition. Business acquisition-related payments in 2012 included payments for the acquisition of SmartSynch. The decrease was partially offset by an increase in acquisitions of property, plant, and equipment of $9.5 million in 2013.

Financing activities
Net cash used in financing activities in 2014 was $34.4 million higher than in 2013, primarily as a result of increased repayments of debt, net of proceeds from borrowings, of $16.0 million in 2014 and an increase of $12.7 million in repurchases of our common stock.

Net cash used in financing activities in 2013 was $20.1 million lower compared with 2012, primarily as a result of a decrease of $20.5 million in repurchases of common stock in 2013.

Effect of exchange rates on cash and cash equivalents
Changes in exchange rates on the cash balances of currencies held in foreign denominations resulted in a decrease of $12.0 million, a decrease of $2.8 million, and an increase of $1.2 million in 2014, 2013, and 2012, respectively. Our foreign currency exposure relates to non-U.S. dollar denominated balances in our international subsidiary operations, the most significant of which is the euro.

Off-balance sheet arrangements:

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at December 31, 2014 and December 31, 2013 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Disclosures about contractual obligations and commitments:

The following table summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2014, as well as an estimate of the timing in which these obligations are expected to be satisfied.

	Total	Less than 1 year	1-3 years	3-5 years	Beyond 5 years
	(in thousands)
Credit Facilities(1)
USD denominated term loan	$238,854	$33,567	$205,287	$—	$—
Multicurrency revolving line of credit	93,974	1,396	92,578	—	—
Operating lease obligations(2)	40,736	12,142	15,663	11,210	1,721
Purchase and service commitments(3)	168,376	165,274	2,989	88	25
Other long-term liabilities reflected on the balance sheet under generally accepted accounting principles(4)	88,006	—	44,848	13,602	29,556
Total	$629,946	$212,379	$361,365	$24,900	$31,302

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

(3)
We enter into standard purchase orders in the ordinary course of business that typically obligate us to purchase materials and other items. Purchase orders can vary in terms, which include open-ended agreements that provide for estimated quantities over an extended shipment period, typically up to one year at an established unit cost. Our long-term executory purchase agreements that contain termination clauses have been classified as less than one year, as the commitments are the estimated amounts we would be required to pay at December 31, 2014 if the commitments were canceled.

(4)
Other long-term liabilities consist of warranty obligations, estimated pension benefit payments, and other obligations. Estimated pension benefit payments include amounts from 2016-2024. Long-term unrecognized tax benefits totaling $19.9 million (net of pre-payments), which include accrued interest and penalties, are not included in the above contractual obligations and commitments table as we cannot reliably estimate the period of cash settlement with the respective taxing authorities. Additionally, because the amount and timing of the future cash outflows are uncertain, deferred revenue totaling $33.2 million, which includes deferred revenue related to extended warranty guarantees, is not included in the table. For further information on defined benefit pension plans, income taxes, and warranty obligations and deferred revenue for extended warranties, see Item 8: "Financial Statements and Supplementary Data," Notes 8, 11, and 12, respectively, included in this Annual Report on Form 10-K.

Liquidity and Capital Resources:

Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital, which represents current assets less current liabilities, was $261.9 million at December 31, 2014, compared with $344.4 million at December 31, 2013.

Borrowings
Our credit facility consists of a $300 million U.S. dollar term loan and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $660 million. At December 31, 2014, $91.5 million was outstanding under the revolver, and $50.4 million was utilized by outstanding standby letters of credit, resulting in $518.1 million available for additional borrowings.

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

Share Repurchases
On March 8, 2013, our Board authorized a 12-month repurchase program of up to $50 million in shares of our common stock. The March 8, 2013 authorization expired on March 7, 2014. From January 1, 2014 through March 7, 2014, we repurchased 75,203 shares of our common stock, totaling $2.9 million.

On February 7, 2014, our Board authorized a 12-month repurchase program of up to $50 million in shares of our common stock, to begin on March 8, 2014, upon the expiration of the previous stock repurchase program. From March 8, 2014 through December 31, 2014, we repurchased 910,990 shares of our common stock, totaling $36.7 million.

On February 19, 2015, Itron's Board of Directors authorized a new repurchase program of up to $50 million of our common stock over a 12-month period, beginning February 19, 2015.

Restructuring
In November 2014, our management approved restructuring projects (2014 Projects) to restructure our Electricity business and related general and administrative activities, along with certain Gas and Water activities, to improve operational efficiencies and reduce expenses. The 2014 Projects include consolidation of certain facilities and reduction of our global workforce. The improved structure will position us to meet our long-term profitability goals by better aligning global operations with markets where we can serve our customers profitably.

Total expected costs were approximately $66.7 million as of December 31, 2014. A substantial portion of the total expected restructuring charges was recognized in the fourth quarter of 2014, and $62.9 million was accrued at December 31, 2014 under the 2013 and 2014 Projects, of which $49.1 million is expected to be paid over the next 12 months. We have begun to realize benefits from our restructuring projects during 2014, and we expect to begin recognizing full savings under the 2013 Projects at the beginning of 2016 and the cost savings of the 2014 Projects by the end of 2016. Certain projects are subject to a variety of labor and employment laws, rules, and regulations that could result in a delay in implementing projects at some locations. Real estate market conditions may impact the timing of our ability to sell some of the manufacturing facilities we have designated for closure and disposal. This may delay the completion of the 2014 Projects beyond December 31, 2016. For further details regarding our restructuring activities, refer to Item 8: "Financial Statements and Supplementary Data, Note 13: Restructuring" included in this Annual Report on Form 10-K.

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

Our cash income tax payments (refunds) for 2014, 2013, and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
U.S. federal taxes paid (refunded)	$3,300	$(13)	$15,500
State income taxes paid (refunded)	438	(18)	2,831
Foreign and local income taxes paid	14,484	18,690	22,468
Total income taxes paid	$18,222	$18,659	$40,799

Based on current projections, we expect to pay, net of refunds, approximately $18.3 million in federal taxes, $1.0 million in state taxes and $15.7 million in foreign and local income taxes in 2015.

We have not provided U.S. deferred taxes related to the cash in certain foreign subsidiaries because our investment is considered permanent in duration. As of December 31, 2014, there was $52.5 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. If this cash were repatriated to fund U.S. operations, additional tax costs may be incurred. Tax is one of many factors that we consider in the management of global cash. Included in the determination of the tax costs in repatriating foreign cash into the United States are the amount of earnings and profits in a particular jurisdiction, withholding taxes that would be imposed, and available foreign tax credits. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

Other Liquidity Considerations
In several of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc., we consolidate them because we have a greater than 50% ownership interest or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. Approximately $33.9 million of our consolidated cash balance at December 31, 2014 resides in our joint venture entities. As a result, the minority shareholders of these entities control their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the U.S. from these entities.

For a description of our funded and unfunded non-U.S. defined benefit pension plans and our expected 2015 contributions, refer to Item 8: “Financial Statements and Supplementary Data, Note 8: Defined Benefit Pension Plans” included in this Annual Report on Form 10-K.

At December 31, 2014, we have accrued $37.9 million of bonus and profit sharing plans expense for the achievement of annual financial and nonfinancial targets, compared with $15.3 million at December 31, 2013. The 2014 awards will be paid in cash during the first quarter of 2015.

General Liquidity Overview
We expect to grow through a combination of internal new product development, licensing technology from and to others, distribution agreements, partnering arrangements, and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings, and the sale of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the next 12 months and into the foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the electricity, gas, and water industries, competitive pressures, changes in estimated liabilities for product warranties and/or litigation, future business combinations, capital market fluctuations, international risks, and other factors described under Item 1A: "Risk Factors," as well as Item 7A: "Quantitative and Qualitative Disclosures About Market Risk," both included in this Annual Report on Form 10-K.

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

We record valuation allowances to reduce deferred tax assets to the extent we believe it is more likely than not that a portion of such assets will not be realized. In making such determinations, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and our ability to carry back losses to prior years. We are required to make assumptions and judgments about potential outcomes that lie outside our control. Our most sensitive and critical factors are the projection, source, and character of future taxable income. Although realization is not assured, we believe it is more likely than not that deferred tax assets will be realized. The amount of deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced or current tax planning strategies are not implemented.

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

Goodwill and Intangible Assets
Goodwill and intangible assets may result from our business acquisitions. Intangible assets may also result from the purchase of assets and intellectual property where we do not acquire a business. We use estimates, including estimates of useful lives of intangible assets, the amount and timing of related future cash flows, and fair values of the related operations, in determining the value assigned to goodwill and intangible assets. Our finite-lived intangible assets are amortized over their estimated useful lives based on estimated discounted cash flows. in-process research and development (IPR&D) is considered an indefinite-lived intangible asset and is not subject to amortization until the associated projects are completed or terminated. Finite-lived intangible assets are tested for impairment at the asset group level when events or changes in circumstances indicate the carrying value may not be recoverable. Indefinite-lived intangible assets are tested for impairment annually, when events or changes in circumstances indicate the asset may be impaired, or at the time when their useful lives are determined to be no longer indefinite.

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

Based on our qualitative analysis as of October 1, 2014, we determined that it was more likely than not that the fair value of the Electricity, Gas, and Water reporting units exceeded their respective carrying values. As a result, it was not necessary to complete the two-step impairment test for those reporting units.

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

Several economic assumptions and actuarial data are used in calculating the expense and obligations related to these plans. The assumptions are updated annually at December 31 and include the discount rate, the expected remaining service life, the expected rate of return on plan assets, and the rate of future compensation increase. The discount rate is a significant assumption used to value our pension benefit obligation. We determine a discount rate for our plans based on the estimated duration of each plan’s liabilities. For our euro denominated defined benefit pension plans, which represent 94% of our benefit obligation, we use two discount rates, with consideration of the duration of the plans, using a hypothetical yield curve developed from euro-denominated AA-rated corporate bond issues, partially weighted for market value, with minimum amounts outstanding of €500 million for bonds with less than 10 years to maturity and €50 million for bonds with 10 or more years to maturity, and excluding the highest and lowest yielding 10% of bonds within each maturity group. The discount rates used, depending on the duration of the plans, were 1.50% and 2.00%, respectively. The weighted average discount rate used to measure the projected benefit obligation for all of the plans at December 31, 2014 was 2.36%. A change of 25 basis points in the discount rate would change our pension benefit obligation by approximately $5.2 million. The financial and actuarial assumptions used at December 31, 2014 may differ materially from actual results due to changing market and economic conditions and other factors. These differences could result in a significant change in the amount of pension expense recorded in future periods. Gains and losses resulting from changes in actuarial assumptions, including the discount rate, are recognized in OCI in the period in which they occur.

Our general funding policy for these qualified pension plans is to contribute amounts at least sufficient to satisfy funding standards of the respective countries for each plan. Our contributions for both funded and unfunded plans are paid from cash flows from our operations. Refer to Item 8: “Financial Statements and Supplementary Data, Note 8: Defined Benefit Pension Plans” included in this Annual Report on Form 10-K for our expected contributions for 2014.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and estimated cash interest payments over the remaining lives of our debt at December 31, 2014. Weighted average variable rates in the table are based on implied forward rates in the Reuters U.S. dollar yield curve as of December 31, 2014 and our estimated leverage ratio, which determines our additional interest rate margin at December 31, 2014.

	2015	2016	2017	2018	2019	Total	Fair Value
	(in thousands)
Variable Rate Debt
Principal: U.S. dollar term loan	$30,000	$202,500	$—	$—	$—	$232,500	$231,645
Average interest rate	1.66%	2.33%	—%	—%	—%

Principal: Multicurrency revolving line of credit	$—	$91,469	$—	$—	$—	$91,469	$91,124
Average interest rate	1.53%	1.98%	—%	—%	—%

Interest rate swap on LIBOR based debt
Average interest rate (pay)	1.00%	1.00%	—%	—%	—%
Average interest rate (receive)	0.41%	1.08%	—%	—%	—%
Net/spread	(0.59)%	0.08%	—%	—%	—%

Based on a sensitivity analysis as of December 31, 2014, we estimate that, if market interest rates average one percentage point higher in 2014 than in the table above, our financial results in 2014 would not be materially impacted.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. As a result, over half of our revenues and operating expenses are denominated in foreign currencies, which expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in functional currencies other than the U.S. dollar was 57% of total revenues for the year ended December 31, 2014, compared with 59% for the years ended December 31, 2013 and 2012.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, foreign currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 517 contracts were entered into during the year ended December 31, 2014), not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. The notional amounts of the contracts ranged from $86,000 to $20.7 million, offsetting our exposures from the euro, British pound, Canadian dollar, Australian dollar, Mexican Peso and various other currencies.
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

Philip C. Mezey	W. Mark Schmitz
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Itron, Inc.

We have audited the accompanying consolidated balance sheets of Itron, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Itron, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Itron, Inc.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Seattle, Washington
February 20, 2015

ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Revenues	$1,970,697	$1,948,728	$2,178,178
Cost of revenues	1,347,572	1,334,195	1,463,031
Gross profit	623,125	614,533	715,147

Operating expenses
Sales and marketing	185,239	180,371	197,603
Product development	175,500	176,019	178,653
General and administrative	163,101	142,559	138,290
Amortization of business acquisition-related intangible assets	43,619	42,019	47,810
Restructuring expense	50,857	35,497	1,665
Goodwill impairment	977	173,249	—
Total operating expenses	619,293	749,714	564,021

Operating income (loss)	3,832	(135,181)	151,126
Other income (expense)
Interest income	494	1,620	952
Interest expense	(11,602)	(10,686)	(10,115)
Other income (expense), net	(7,633)	(4,007)	(5,744)
Total other income (expense)	(18,741)	(13,073)	(14,907)

Income (loss) before income taxes	(14,909)	(148,254)	136,219
Income tax (provision) benefit	(6,641)	3,664	(25,995)
Net income (loss)	(21,550)	(144,590)	110,224
Net income attributable to noncontrolling interests	1,370	2,219	1,949
Net income (loss) attributable to Itron, Inc.	$(22,920)	$(146,809)	$108,275

Earnings (loss) per common share - Basic	$(0.58)	$(3.74)	$2.73
Earnings (loss) per common share - Diluted	$(0.58)	$(3.74)	$2.71

Weighted average common shares outstanding - Basic	39,184	39,281	39,625
Weighted average common shares outstanding - Diluted	39,184	39,281	39,934
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net income (loss)	$(21,550)	$(144,590)	$110,224

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(90,333)	7,077	21,382
Unrealized gains (losses) on hedging instruments:
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	(566)	2	(1,689)
Net hedging loss (gain) reclassified into net income (loss)	1,054	431	—
Pension plan benefit liability adjustment	(24,947)	5,117	(16,940)
Total other comprehensive income (loss), net of tax	(114,792)	12,627	2,753

Total comprehensive income (loss), net of tax	(136,342)	(131,963)	112,977

Comprehensive income (loss) attributable to noncontrolling interest, net of tax:
Net income attributable to noncontrolling interests	1,370	2,219	1,949
Foreign currency translation adjustments	—	(35)	(23)
Amounts attributable to noncontrolling interests	1,370	2,184	1,926

Comprehensive income (loss) attributable to Itron, Inc.	$(137,712)	$(134,147)	$111,051
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$112,371	$124,805
Accounts receivable, net	348,389	356,709
Inventories	154,504	177,467
Deferred tax assets current, net	39,115	37,110
Other current assets	104,307	103,275
Total current assets	758,686	799,366

Property, plant, and equipment, net	207,789	246,820
Deferred tax assets noncurrent, net	74,598	58,880
Other long-term assets	28,503	33,027
Intangible assets, net	139,909	195,840
Goodwill	500,820	548,578
Total assets	$1,710,305	$1,882,511

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$184,132	$199,769
Other current liabilities	100,945	70,768
Wages and benefits payable	95,248	89,314
Taxes payable	21,951	10,700
Current portion of debt	30,000	26,250
Current portion of warranty	21,063	21,048
Unearned revenue	43,436	37,163
Total current liabilities	496,775	455,012

Long-term debt	293,969	352,500
Long-term warranty	15,403	24,098
Pension plan benefit liability	101,432	88,687
Deferred tax liabilities noncurrent, net	3,808	7,326
Other long-term obligations	84,437	81,917
Total liabilities	995,824	1,009,540

Commitments and contingencies (Note 12)

Equity
Preferred stock, no par value, 10 million shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75 million shares authorized, 38,591 and 39,149 shares issued and outstanding	1,270,045	1,290,629
Accumulated other comprehensive loss, net	(136,514)	(21,722)
Accumulated deficit	(436,591)	(413,671)
Total Itron, Inc. shareholders' equity	696,940	855,236
Noncontrolling interests	17,541	17,735
Total equity	714,481	872,971
Total liabilities and equity	$1,710,305	$1,882,511
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at January 1, 2012	40,032	$1,319,222	$(37,160)	$(375,137)	$906,925	$14,620	$921,545
Net income				108,275	108,275	1,949	110,224
Other comprehensive income (loss), net of tax			2,776		2,776	(23)	2,753
Stock issues:
Options exercised	54	1,188			1,188		1,188
Restricted stock awards released	275	—			—		—
Issuance of stock-based compensation awards	17	769			769		769
Employee stock purchase plan	101	3,593			3,593		3,593
Stock-based compensation expense		18,743			18,743		18,743
Employee stock plans income tax deficiencies		(1,861)			(1,861)		(1,861)
Repurchase of common stock	(1,202)	(47,441)			(47,441)		(47,441)
Balances at December 31, 2012	39,277	$1,294,213	$(34,384)	$(266,862)	$992,967	$16,546	$1,009,513

Net income (loss)				(146,809)	(146,809)	2,219	(144,590)
Other comprehensive income (loss), net of tax			12,662		12,662	(35)	12,627
Distributions to noncontrolling interests						(995)	(995)
Stock issues and repurchases:
Options exercised	74	1,771			1,771		1,771
Restricted stock awards released	331	—			—		—
Issuance of stock-based compensation awards	18	811			811		811
Employee stock purchase plan	94	3,528			3,528		3,528
Stock-based compensation expense		18,039			18,039		18,039
Employee stock plans income tax deficiencies		(756)			(756)		(756)
Repurchase of common stock	(645)	(26,977)			(26,977)		(26,977)
Balances at December 31, 2013	39,149	$1,290,629	$(21,722)	$(413,671)	$855,236	$17,735	$872,971

Net income (loss)				(22,920)	(22,920)	1,370	(21,550)
Other comprehensive income (loss), net of tax			(114,792)		(114,792)	—	(114,792)
Distributions to noncontrolling interests						(1,564)	(1,564)
Stock issues and repurchases:
Options exercised	65	1,621			1,621		1,621
Restricted stock awards released	281	—			—		—
Issuance of stock-based compensation awards	21	936			936		936
Employee stock purchase plan	61	2,247			2,247		2,247
Stock-based compensation expense		16,924			16,924		16,924
Employee stock plans income tax deficiencies		(2,647)			(2,647)		(2,647)
Repurchase of common stock	(986)	(39,665)			(39,665)		(39,665)
Balances at December 31, 2014	38,591	$1,270,045	$(136,514)	$(436,591)	$696,940	$17,541	$714,481
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Operating activities
Net income (loss)	$(21,550)	$(144,590)	$110,224
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	98,463	98,845	109,471
Stock-based compensation	17,860	18,850	19,512
Amortization of prepaid debt fees	1,612	1,657	1,597
Deferred taxes, net	(31,542)	(26,757)	(6,775)
Goodwill impairment	977	173,249	—
Restructuring expense (recovery), non-cash	5,220	1,259	(4,839)
Other adjustments, net	914	551	(189)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(16,789)	13,652	36,300
Inventories	6,021	(10,861)	28,253
Other current assets	(9,447)	(4,143)	(20,052)
Other long-term assets	1,582	1,093	10,578
Accounts payables, other current liabilities, and taxes payable	55,924	(7,702)	(47,367)
Wages and benefits payable	10,334	(1,995)	(8,967)
Unearned revenue	9,240	(3,274)	12,009
Warranty	(6,364)	(7,552)	(25,919)
Other operating, net	10,518	3,139	(8,746)
Net cash provided by operating activities	132,973	105,421	205,090

Investing activities
Acquisitions of property, plant, and equipment	(44,495)	(60,020)	(50,543)
Business acquisitions, net of cash equivalents acquired	—	(860)	(79,017)
Other investing, net	2,999	4,109	4,115
Net cash used in investing activities	(41,496)	(56,771)	(125,445)

Financing activities
Proceeds from borrowings	47,657	35,000	80,000
Payments on debt	(102,438)	(73,750)	(115,002)
Issuance of common stock	3,647	5,299	4,781
Repurchase of common stock	(39,665)	(26,977)	(47,441)
Other financing, net	(1,078)	2,990	134
Net cash used in financing activities	(91,877)	(57,438)	(77,528)

Effect of foreign exchange rate changes on cash and cash equivalents	(12,034)	(2,818)	1,208
Increase (decrease) in cash and cash equivalents	(12,434)	(11,606)	3,325
Cash and cash equivalents at beginning of period	124,805	136,411	133,086
Cash and cash equivalents at end of period	$112,371	$124,805	$136,411

Non-cash transactions:
Property, plant, and equipment purchased but not yet paid	$1,155	$828	$8,843

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$18,222	$18,659	$40,799
Interest, net of amounts capitalized	9,912	9,026	8,536
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

In this Annual Report, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.
Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977. We provide a portfolio of solutions to utilities for the electricity, gas, and water markets throughout the world.

Financial Statement Preparation
The consolidated financial statements presented in this Annual Report include the Consolidated Statements of Operations, Comprehensive Income (Loss), Equity, and Cash Flows for the years ended December 31, 2014, 2013, and 2012 and the Consolidated Balance Sheets as of December 31, 2014 and 2013 of Itron, Inc. and its subsidiaries.

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

Defined Benefit Pension Plans
We sponsor both funded and unfunded defined benefit pension plans for certain international employees. We recognize a liability for the projected benefit obligation in excess of plan assets or an asset for plan assets in excess of the projected benefit obligation. We also recognize the funded status of our defined benefit pension plans on our Consolidated Balance Sheets and recognize as a component of OCI, net of tax, the actuarial gains or losses and prior service costs or credits, if any, that arise during the period but that are not recognized as components of net periodic benefit cost. If actuarial gains and losses exceed ten percent of the greater of plan assets or plan liabilities, we amortize them over the employees' average future service period.

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

Unearned revenue is recorded when a customer pays for products or services, but the criteria for revenue recognition have not been met as of the balance sheet date. Unearned revenues of $76.6 million and $69.8 million at December 31, 2014 and 2013 related primarily to professional services and software associated with our smart metering contracts, extended or noncustomary warranty, and prepaid post-contract support. Deferred costs are recorded for products or services for which ownership (typically defined as title and risk of loss) has transferred to the customer, but the criteria for revenue recognition have not been met as of the balance sheet date. Deferred costs were $24.9 million and $23.5 million at December 31, 2014 and 2013 and are recorded within other assets in the Consolidated Balance Sheets.

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

Foreign Exchange
Our consolidated financial statements are reported in U.S. dollars. Assets and liabilities of international subsidiaries with non-U.S. dollar functional currencies are translated to U.S. dollars at the exchange rates in effect on the balance sheet date, or the last business day of the period, if applicable. Revenues and expenses for each subsidiary are translated to U.S. dollars using a weighted average rate for the relevant reporting period. Translation adjustments resulting from this process are included, net of tax, in OCI. Gains and losses that arise from exchange rate fluctuations for monetary asset and liability balances that are not denominated in an entity’s functional currency are included within other income (expense), net in the Consolidated Statements of Operations. Currency gains and losses of intercompany balances deemed to be long-term in nature or designated as a hedge of the net investment in international subsidiaries are included, net of tax, in OCI. Foreign currency losses, net of hedging, were $5.1 million in 2014, compared with net foreign currency losses of $3.3 million in 2013 and $3.8 million in 2012.

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

Note 2:    Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (EPS):

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Net income (loss) available to common shareholders	$(22,920)	$(146,809)	$108,275

Weighted average common shares outstanding - Basic	39,184	39,281	39,625
Dilutive effect of stock-based awards	—	—	309
Weighted average common shares outstanding - Diluted	39,184	39,281	39,934
Earnings (loss) per common share - Basic	$(0.58)	$(3.74)	$2.73
Earnings (loss) per common share - Diluted	$(0.58)	$(3.74)	$2.71

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award, and the amount of excess tax benefits, if any. As a result of our net losses for 2014 and 2013, there was no dilutive effect to the weighted average common shares outstanding for these years. Approximately 1.4 million, 1.4 million, and 1.1 million stock-based awards were excluded from the calculation of diluted EPS for the years ended December 31, 2014, 2013, and 2012, respectively, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Note 3:    Certain Balance Sheet Components

Accounts receivable, net	December 31, 2014	December 31, 2013
	(in thousands)
Trade receivables (net of allowance of $6,195 and $8,368)	$312,302	$328,240
Unbilled receivables	36,087	28,469
Total accounts receivable, net	$348,389	$356,709

At December 31, 2014 and 2013, $4.7 million and $3.2 million were recorded within trade receivables as billed but not yet paid by customers in accordance with contract retainage provisions. At December 31, 2014 and 2013, contract retainage amounts that were unbilled and classified as unbilled receivables were $4.0 million and $4.3 million. These contract retainage amounts within trade receivables and unbilled receivables are expected to be collected within the following 12 months.

At December 31, 2014 and 2013, long-term unbilled receivables totaled $4.3 million and $4.7 million. These long-term unbilled receivables are classified within other long-term assets, as collection is not anticipated within the following 12 months. We had no long-term billed contract retainage receivables at December 31, 2014, as we expect to collect all contract retainage receivables within the following 12 months.

Allowance for doubtful account activity	Year Ended December 31,
	2014	2013
	(in thousands)
Beginning balance	$8,368	$7,372
Provision for doubtful accounts, net	308	1,740
Accounts written-off	(1,955)	(636)
Effects of change in exchange rates	(526)	(108)
Ending balance	$6,195	$8,368

Inventories	December 31, 2014	December 31, 2013
	(in thousands)
Materials	$90,557	$102,596
Work in process	8,991	13,770
Finished goods	54,956	61,101
Total inventories	$154,504	$177,467

Our inventory levels may vary period to period as a result of our factory scheduling and the timing of contract fulfillments, which may include the buildup of finished goods for shipment.

Consigned inventory is held at third-party locations; however, we retain title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $2.5 million and $6.4 million at December 31, 2014 and 2013, respectively.

Property, plant, and equipment, net	December 31, 2014	December 31, 2013
	(in thousands)
Machinery and equipment	$287,448	$309,525
Computers and software	100,212	99,654
Buildings, furniture, and improvements	134,461	145,926
Land	21,186	24,005
Construction in progress, including purchased equipment	21,007	14,257
Total cost	564,314	593,367
Accumulated depreciation	(356,525)	(346,547)
Property, plant, and equipment, net	$207,789	$246,820

Depreciation expense	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Depreciation expense	$54,759	$56,826	$61,661

Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, are as follows:

	December 31, 2014			December 31, 2013
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$405,434	$(359,500)	$45,934	$428,890	$(356,017)	$72,873
Customer contracts and relationships	262,930	(172,755)	90,175	291,185	(173,952)	117,233
Trademarks and trade names	68,205	(64,905)	3,300	73,117	(67,449)	5,668
Other	11,579	(11,079)	500	11,089	(11,023)	66
Total intangible assets subject to amortization	748,148	(608,239)	139,909	804,281	(608,441)	195,840

A summary of the intangible asset account activity is as follows:

	Year Ended December 31,
	2014	2013
	(in thousands)
Beginning balance, intangible assets, gross	$804,281	$802,540
Intangible assets acquired	1,453	(1,500)
Effect of change in exchange rates	(57,586)	3,241
Ending balance, intangible assets, gross	$748,148	$804,281

Intangible assets acquired during 2014 consist of purchased technology and purchased software licenses to be sold to others. Amortization expense associated with these intangible assets is classified within Cost of revenues in the Consolidated Statements of Operations.

For the year ended December 31, 2013, the adjustment of $1.5 million to intangible assets acquired is associated with the correction of an error for a long-term revenue contract from the SmartSynch acquisition, which occurred on May 1, 2012. During the second quarter of 2013, we finalized the purchase price allocation related to this acquisition and recorded certain adjustments that are reflected as Intangible assets acquired in the table above. These adjustments primarily affected the fair value calculation of certain accrued liabilities associated with specific contracts. Among these adjustments was the correction of an error associated with a long-term revenue contract acquired from SmartSynch. In May 2013, we determined that certain manufacturing costs were not reflected in the model used to value this contract at acquisition. Once these costs were properly added to the total cost and profitability estimates, we determined the total contract would result in a loss over the contract term. Previously, we had recognized a customer relationship intangible asset of $1.5 million associated with this contract, with amortization scheduled to begin in 2014 based on the contract's original projected cash flow. Since the contract is in an overall loss position, we determined that the intangible asset had no value. We reduced the value of this intangible asset to zero with a corresponding adjustment to goodwill.

Intangible assets of our international subsidiaries are recorded in their respective functional currencies; therefore, the carrying amounts of intangible assets increase or decrease, with a corresponding change in accumulated OCI, due to changes in foreign currency exchange rates.

A summary of intangible asset amortization expense is as follows:

Amortization expense	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Amortization expense	$43,704	$42,019	$47,810

Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Annual Amortization
(in thousands)
2015	$33,562
2016	26,522
2017	19,485
2018	13,571
2019	10,501
Beyond 2019	36,268
Total intangible assets subject to amortization	$139,909
Note 5:    Goodwill

The following table reflects goodwill allocated to each reporting segment at December 31, 2014 and 2013:

	Electricity	Gas	Water	Total Company
	(in thousands)
Goodwill balance at January 1, 2013
Goodwill before impairment	$475,711	$383,743	$414,394	$1,273,848
Accumulated impairment losses	(249,502)	—	(323,330)	(572,832)
Goodwill, net	226,209	383,743	91,064	701,016

Goodwill impairment	(173,249)	—	—	(173,249)
Adjustments of previous acquisitions	3,958	—	—	3,958
Effect of change in exchange rates	3,314	11,135	2,404	16,853

Goodwill balance at December 31, 2013
Goodwill before impairment	493,610	394,878	429,783	1,318,271
Accumulated impairment losses	(433,378)	—	(336,315)	(769,693)
Goodwill, net	60,232	394,878	93,468	548,578

Goodwill impairment	(977)	—	—	(977)
Effect of change in exchange rates	(3,568)	(35,393)	(7,820)	(46,781)

Goodwill balance at December 31, 2014
Goodwill before impairment	449,668	359,485	382,655	1,191,808
Accumulated impairment losses	(393,981)	—	(297,007)	(690,988)
Goodwill, net	$55,687	$359,485	$85,648	$500,820

In both 2014 and 2013, we tested the Gas and Water reporting units, in conjunction with our annual goodwill impairment testing. We used the qualitative assessment methodology, as we determined it was more likely than not that the fair values of these reporting units exceeded their respective carrying values. As a result, we did not need to perform the quantitative impairment test for the Gas and Water reporting units, and no goodwill impairments were recognized.

In 2014, as a result of the impairment recognized in 2013, we concluded that it was not more likely than not that the fair value of the Electricity reporting unit exceeded its carrying value, and we therefore performed a quantitative analysis of this reporting unit. No goodwill impairment was required to be recognized as the result of this quantitative analysis.

Refer to Note 1 for a description of our reporting units and the methods used to determine the fair values of our reporting units and to determine the amount of any goodwill impairment.

During our 2013 annual goodwill impairment test, we determined that the carrying value of the Electricity reporting unit exceeded its fair value, primarily due to delays in global smart grid projects and lower volumes and pricing pressures in certain regions in Europe and Asia/Pacific. The revised forecast for the Electricity business drove a decrease in the fair value of the reporting unit. As a result, we performed the second step of the goodwill impairment test for the Electricity reporting unit, which indicated a goodwill impairment of $173.2 million. This charge was recorded during the fourth quarter of 2013. Upon finalizing our 2013 goodwill analysis late in the year-end reporting process, we determined $977,000 of additional goodwill impairment expense should have been recognized. In accordance with relevant accounting guidance, we evaluated the materiality of the error from a qualitative and quantitative perspective. Based on such evaluation, we concluded that recognizing the incremental goodwill impairment during the three months ended March 31, 2014 would not be material, quantitatively or qualitatively, to our results of operations for the three months ended March 31, 2014 nor to our full year results of operations for 2014 and would not have had a material impact on our results for the year ended December 31, 2013.

During the second quarter of 2013, we finalized the purchase price allocation related to the SmartSynch acquisition, which was completed on May 1, 2012, and recorded certain adjustments that are reflected in the Adjustments of previous acquisitions line above. These adjustments primarily affected the fair value calculation of certain accrued liabilities associated with specific contracts. Among these adjustments is the correction of an error associated with a long-term revenue contract acquired from SmartSynch. In May 2013, we determined that certain manufacturing costs were not reflected in the model used to value this contract at acquisition. Once these costs were properly added to the total cost and profitability estimates, we determined the total contract would result in a loss of $2.4 million over the contract term. Therefore, we recognized a liability for this expected loss on the contract and made a corresponding adjustment to goodwill. Further, we had previously recognized a customer relationship intangible asset of $1.5 million associated with this contract, with amortization scheduled to begin in 2014 based on the contract's original projected cash flow. Since the contract is in an overall loss position, we determined that the intangible asset had no value. We reduced the value of this intangible asset to zero with a corresponding adjustment to goodwill.

Goodwill and accumulated impairment losses associated with our international subsidiaries are recorded in their respective functional currencies; therefore, the carrying amounts of these balances increase or decrease, with a corresponding change in accumulated OCI, due to changes in foreign currency exchange rates.
Note 6:    Debt

The components of our borrowings are as follows:

	December 31, 2014	December 31, 2013
	(in thousands)
Credit Facilities
USD denominated term loan	$232,500	$258,750
Multicurrency revolving line of credit	91,469	120,000
Total debt	323,969	378,750
Less: Current portion of debt	30,000	26,250
Long-term debt	$293,969	$352,500

Credit Facilities
In August 2011, we entered into a senior secured credit facility (2011 credit facility). The 2011 credit facility consists of a $300 million U.S. dollar term loan (the term loan) and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $660 million. Both the term loan and the revolver mature on August 8, 2016, and amounts borrowed under the revolver are classified as long-term. Amounts borrowed under the revolver during the credit facility term may be repaid and reborrowed until the revolver's maturity, at which time the revolver will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the revolver are subject to a commitment fee, which is paid in arrears on the last day of each fiscal quarter, ranging from 0.20% to 0.40% per annum depending on our total leverage ratio as of the most recently ended fiscal quarter. Amounts repaid on the term loan may not be reborrowed. The 2011 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, British pounds, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2011 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries, including a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of their first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2011 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2011 credit facility includes debt covenants, which contain certain financial thresholds and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the 2011 credit facility at December 31, 2014.

Scheduled principal repayments for the term loan are due quarterly in the amount of $7.5 million through June 2016, and the remainder due at maturity on August 8, 2016. The term loan may be repaid early in whole or in part, subject to certain minimum thresholds, without penalty.

Required minimum principal payments on our outstanding credit facilities are as follows:

Minimum Payments
(in thousands)
2015	$30,000
2016	293,969
2017	—
2018	—
2019	—
Total minimum payments on debt	$323,969

Under the 2011 credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total leverage ratio (as defined in the credit agreement). The applicable rates per annum may be based on either: (1) the LIBOR rate or EURIBOR rate, plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 1/2 of 1%, or (iii) one month LIBOR plus 1%. At December 31, 2014, the interest rate for both the term loan and the USD revolver was 1.42% (the LIBOR rate plus a margin of 1.25%), and the interest rate for the EUR revolver was 1.27% (the EURIBOR rate plus a margin of 1.25%).

Total credit facility repayments were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
2011 credit facility term loan	$26,250	$18,750	$15,002
2011 credit facility multicurrency revolving line of credit(1)	76,188	55,000	100,000
Total credit facility repayments	$102,438	$73,750	$115,002

(1)	We borrowed $47.7 million, $35.0 million and $80.0 million under the multicurrency revolving line of credit during 2014, 2013 and 2012, respectively.

At December 31, 2014, $91.5 million was outstanding under the 2011 credit facility revolver, and $50.4 million was utilized by outstanding standby letters of credit, resulting in $518.1 million available for additional borrowings.

At December 31, 2014 and 2013, unamortized prepaid debt fees were as follows:

	December 31, 2014	December 31, 2013
	(in thousands)
Unamortized prepaid debt fees	$2,298	$3,810
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

The fair values of our derivative instruments are as follows:

		Fair Value
	Balance Sheet Location	December 31, 2014	December 31, 2013
		(in thousands)
Asset Derivatives
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other long-term assets	$75	$—
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	107	41
Total asset derivatives		$182	$41

Liability Derivatives
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other current liabilities	$1,317	$1,557
Interest rate swap contracts	Other long-term obligations	—	474
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	236	145
Total liability derivatives		$1,553	$2,176

OCI during the reporting period for our derivative and nonderivative instruments designated as hedging instruments, net of tax, was as follows:

	2014	2013
	(in thousands)
Net unrealized gain (loss) on hedging instruments at January 1,	$(15,636)	$(16,069)
Unrealized gain (loss) on derivative instruments	(566)	2
Realized (gains) losses reclassified into net income (loss)	1,054	431
Net unrealized gain (loss) on hedging instruments at December 31,	$(15,148)	$(15,636)

Included in the net unrealized loss on hedging instruments at December 31, 2014 and 2013 is a loss of $14.4 million, net of tax, related to our nonderivative net investment hedge, which terminated in 2011. This loss on our net investment hedge will remain in accumulated OCI until such time when earnings are impacted by a sale or liquidation of the associated foreign operation.

A summary of the potential effect of netting arrangements on our financial position related to the offsetting of our recognized derivative assets and liabilities under master netting arrangements or similar agreements is as follows:

Offsetting of Derivative Assets
		Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets Presented in the Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
December 31, 2014	$182	$(182)	$—	$—

December 31, 2013	$41	$(40)	$—	$1

Offsetting of Derivative Liabilities
		Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities Presented in the Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
December 31, 2014	$1,553	$(182)	$—	$1,371

December 31, 2013	$2,176	$(40)	$—	$2,136

Our derivative assets and liabilities consist of foreign exchange forward and interest rate swap contracts with eight counterparties at December 31, 2014 and seven counterparties at December 31, 2013. No derivative asset or liability balance with any of our counterparties was individually significant at December 31, 2014 or 2013. Our derivative contracts with each of these counterparties exist under agreements that provide for the net settlement of all contracts through a single payment in a single currency in the event of default. We have no pledges of cash collateral against our obligations nor have we received pledges of cash collateral from our counterparties under the associated derivative contracts.

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

In May 2012, we entered into six forward starting pay-fixed receive one-month LIBOR interest rate swaps. The interest rate swaps convert $200 million of our LIBOR based debt from a floating LIBOR interest rate to a fixed interest rate of 1.00% (excluding the applicable margin on the debt) and are effective July 31, 2013 to August 8, 2016. The cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swaps are recorded as a component of OCI and will be recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedges will be recognized as adjustments to interest expense. The amount of net losses expected to be reclassified into earnings in the next 12 months is $1.3 million. At December 31, 2014, our LIBOR-based debt balance was $292.5 million.

We will continue to monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

The before-tax effect of our cash flow derivative instruments on the Consolidated Balance Sheets and the Consolidated Statements of Operations for the years ended December 31 are as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)				Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
				Location	Amount			Location	Amount
	2014	2013	2012		2014	2013	2012		2014	2013	2012
	(in thousands)				(in thousands)				(in thousands)
Interest rate swap contracts	$(915)	$(3)	$(2,725)	Interest expense	$(1,704)	$697	$—	Interest expense	$—	$—	$—

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 517 contracts were entered into during the year ended December 31, 2014), which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. The notional amounts of the contracts ranged from $86,000 to $20.7 million, offsetting our exposures from the euro, British pound, Canadian dollar, Australian dollar, Mexican Peso and various other currencies.

The effect of our foreign exchange forward derivative instruments on the Consolidated Statements of Operations for the years ended December 31 is as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
	2014	2013	2012
	(in thousands)
Foreign exchange forward contracts	$(5,248)	$(145)	$(422)
Note 8:    Defined Benefit Pension Plans

We sponsor both funded and unfunded defined benefit pension plans for our international employees, primarily in Germany, France, Italy, Indonesia, Brazil, and Spain, offering death and disability, retirement, and special termination benefits. The defined benefit obligation is calculated annually by using the projected unit credit method. The measurement date for the pension plans was December 31, 2014.

Our general funding policy for these qualified pension plans is to contribute amounts sufficient to satisfy regulatory funding standards of the respective countries for each plan. Our contributions for both funded and unfunded plans are paid from cash flows from our operations. We contributed $375,000 and $436,000 to the defined benefit pension plans for the years ended December 31, 2014 and 2013, respectively. The timing of when contributions are made can vary by plan and from year to year. For 2015, assuming that actual plan asset returns are consistent with our expected rate of return, and that interest rates remain constant, we expect to contribute approximately $426,000 to our defined benefit pension plans.

The following tables summarize the benefit obligation, plan assets, funded status of the defined benefit plans, amounts recognized in the Consolidated Balance Sheets and amounts recognized in accumulated other comprehensive income (AOCI) at December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
	(in thousands)
Change in benefit obligation:
Benefit obligation at January 1,	$102,662	$101,766
Service cost	3,559	4,205
Interest cost	3,476	3,355
Actuarial (gain) loss	25,838	(6,160)
Benefits paid	(5,519)	(5,369)
Foreign currency exchange rate changes	(13,921)	2,698
Other	83	2,167
Benefit obligation at December 31,	$116,178	$102,662

Change in plan assets:
Fair value of plan assets at January 1,	$11,680	$8,561
Actual return on plan assets	494	119
Company contributions	375	436
Benefits paid	(433)	(537)
Foreign currency exchange rate changes	(1,355)	(267)
Other	—	3,368
Fair value of plan assets at December 31,	10,761	11,680
Net pension plan benefit liability at fair value	$105,417	$90,982

The weighted average discount rate used to measure our benefit obligations, which is based on published bond indexes, decreased by 140 basis points from December 31, 2013 to December 31, 2014, driving a $25.8 million actuarial loss during 2014, which is recognized in OCI. The significant actuarial weighted average assumptions are discussed in greater detail below.

Our defined benefit pension plans are denominated in the functional currencies of the respective countries in which the plans are sponsored; therefore, the balances increase or decrease, with a corresponding change in OCI, due to changes in foreign currency exchange rates. Amounts recognized on the Consolidated Balance Sheets consist of:

	At December 31,
	2014	2013
	(in thousands)
Assets
Plan assets in other long-term assets	$567	$1,426

Liabilities
Current portion of pension plan liability in wages and benefits payable	4,552	3,721
Long-term portion of pension plan liability	101,432	88,687

Net pension plan benefit liability	$105,417	$90,982

Amounts in accumulated other comprehensive income (pre-tax) that have not yet been recognized as components of net periodic benefit costs consist of:

	At December 31,
	2014	2013
	(in thousands)
Net actuarial loss	$38,462	$13,262
Net prior service cost	1,203	1,133
Amount included in accumulated other comprehensive income	$39,665	$14,395

Amounts recognized in OCI (pre-tax) are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net actuarial (gain) loss	$25,838	$(5,881)	$24,492
Settlement/curtailment loss	(55)	(325)	(13)
Plan asset (gain) loss	129	516	108
Amortization of net actuarial gain (loss)	(572)	(926)	(161)
Amortization of prior service cost	(138)	(70)	(68)
Other	68	(658)	—
Other comprehensive (income) loss	$25,270	$(7,344)	$24,358

If actuarial gains and losses exceed ten percent of the greater of plan assets or plan liabilities, we amortize them over the employees' average future service period. The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2015 is $2.2 million.

Net periodic pension benefit costs for our plans include the following components:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Service cost	$3,559	$4,205	$2,700
Interest cost	3,476	3,355	3,625
Expected return on plan assets	(619)	(635)	(331)
Amortization of prior service costs	138	70	68
Amortization of actuarial net (gain) loss	572	926	161
Settlements and other	55	(493)	97
Net periodic benefit cost	$7,181	$7,428	$6,320

The significant actuarial weighted average assumptions used in determining the benefit obligations and net periodic benefit cost for our benefit plans are as follows:

	At and For The Year Ended December 31,
	2014	2013	2012
Actuarial assumptions used to determine benefit obligations at end of period:
Discount rate	2.36%	3.76%	3.36%
Expected annual rate of compensation increase	3.37%	3.33%	3.41%
Actuarial assumptions used to determine net periodic benefit cost for the period:
Discount rate	3.76%	3.36%	5.51%
Expected rate of return on plan assets	5.40%	3.63%	4.08%
Expected annual rate of compensation increase	3.33%	3.41%	3.38%

We determine a discount rate for our plans based on the estimated duration of each plan’s liabilities. For our euro denominated defined benefit pension plans, which represent 94% of our benefit obligation, we use two discount rates, with consideration of the duration of the plans, using a hypothetical yield curve developed from euro-denominated AA-rated corporate bond issues, partially weighted for market value, with minimum amounts outstanding of €500 million for bonds with less than 10 years to maturity and €50 million for bonds with 10 or more years to maturity, and excluding the highest and lowest yielding 10% of bonds within each maturity group. The discount rates used, depending on the duration of the plans, were 1.50% and 2.00%. As a result of the 140 basis point decrease in the weighted average discount rate used to measure our benefit obligations, the actuarial loss, which is recognized in OCI, was $25.8 million in 2014.

Our expected rate of return on plan assets is derived from a study of actual historic returns achieved and anticipated future long-term performance of plan assets, specific to plan investment asset category. While the study primarily gives consideration to recent insurers’ performance and historical returns, the assumption represents a long-term prospective return.

The total accumulated benefit obligation for our defined benefit pension plans was $104.1 million and $93.3 million at December 31, 2014 and 2013, respectively.

We have one plan in which the fair value of plan assets exceeds the plan's accumulated benefit obligation.

The total obligation and fair value of plan assets for plans with accumulated benefit obligations exceeding the fair value of plan assets are as follows:

	At December 31,
	2014	2013
	(in thousands)
Projected benefit obligation	$114,150	$99,694
Accumulated benefit obligation	102,146	90,803
Fair value of plan assets	8,166	7,286

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

The fair values of our plan investments by asset category as of December 31, 2014, and 2013 are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)
	(in thousands)
2014
Cash	$726	$726	$—
Insurance funds	7,440	—	7,440
Other securities	2,595	—	2,595
Total fair value of plan assets	$10,761	$726	$10,035

2013
Cash	$846	$846	$—
Insurance funds	8,260	—	8,260
Other securities	$2,574	$—	$2,574
Total fair value of plan assets	$11,680	$846	$10,834

As the plan assets are not significant to our total company assets, no further breakdown is provided.

The following tables present a reconciliation of Level 3 assets held during the years ended December 31, 2014 and 2013.

	Balance at January 1, 2014	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances, Settlements, and Other	Net Transfers Into/(Out of) Level 3	Effect of Foreign Currency	Balance at December 31, 2014
	(in thousands)
Insurance funds	$8,260	$133	$25	$—	$(978)	$7,440
Other securities	2,574	320	(106)	172	(365)	2,595
Total	$10,834	$453	$(81)	$172	$(1,343)	$10,035

	Balance at January 1, 2013	Net Realized and Unrealized Gains/(Losses)	Net Purchases, Issuances, Settlements, and Other	Net Transfers Into/(Out of) Level 3	Effect of Foreign Currency	Balance at December 31, 2013
	(in thousands)
Insurance funds	$7,658	$178	$105	$—	$319	$8,260
Other securities	—	(70)	3,050	—	(406)	2,574
Total	$7,658	$108	$3,155	$—	$(87)	$10,834

Annual benefit payments, including amounts to be paid from our assets for unfunded plans, and reflecting expected future service, as appropriate, are expected to be paid as follows:

Year Ending December 31,	Estimated Annual Benefit Payments

(in thousands)
2015	$4,603
2016	3,285
2017	3,754
2018	3,960
2019	4,122
2020 - 2024	27,180
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

	2014	2013	2012
	(in thousands)
Stock options	$2,333	$2,074	$1,547
Restricted stock units	14,591	15,475	16,583
Unrestricted stock awards	936	811	769
ESPP	—	490	613
Total stock-based compensation	$17,860	$18,850	$19,512

Related tax benefit	$4,994	$5,152	$5,377

We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied.

Subject to stock splits, dividends, and other similar events, 7,473,956 shares of common stock are reserved and authorized for issuance under our 2010 Stock Incentive Plan (Stock Incentive Plan). Awards consist of stock options, restricted stock units, and unrestricted stock awards. At December 31, 2014, 3,680,607 shares were available for grant under the Stock Incentive Plan. The Stock Incentive Plan shares are subject to a fungible share provision such that, with respect to grants made after December 31, 2009, the authorized share reserve is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or stock appreciation right.

Stock Options
Options to purchase our common stock are granted to certain employees, senior management, and members of our Board of Directors with an exercise price equal to the market close price of the stock on the date the Board of Directors approves the grant. Options generally become exercisable in three equal annual installments beginning one year from the date of grant and generally expire 10 years from the date of grant. Compensation expense is recognized only for those options expected to vest, with forfeitures estimated based on our historical experience and future expectations.

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2014	2013	2012
Dividend yield	—	—	—
Expected volatility	39.3%	38.1%	42.1%
Risk-free interest rate	1.7%	1.0%	0.8%
Expected term (years)	5.5	5.5	5.1

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

A summary of our stock option activity for the years ended December 31 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (1)	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2012	1,109	$55.97	4.5	$2,323
Granted	196	43.27			$16.51
Exercised	(54)	21.91		1,078
Expired	(114)	69.37
Outstanding, December 31, 2012	1,137	$54.06	4.8	$3,815

Granted	129	$42.76			$15.44
Exercised	(74)	23.87		$1,377
Expired	(12)	49.04
Outstanding, December 31, 2013	1,180	$54.79	4.6	$1,300

Granted	160	$35.65			$13.65
Exercised	(67)	28.03		$826
Forfeited	(7)	44.06
Expired	(143)	68.97
Outstanding, December 31, 2014	1,123	$51.90	4.4	$1,676

Exercisable, December 31, 2014	819	$56.65	3.2	$569

Expected to vest, December 31, 2014	296	$39.12	7.7	$1,074

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

As of December 31, 2014, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2.8 million, which is expected to be recognized over a weighted average period of approximately 1.6 years.

Restricted Stock Units
Certain employees, senior management, and members of our Board of Directors receive restricted stock units as a component of their total compensation. The fair value of a restricted stock unit is the market close price of our common stock on the date of grant. Restricted stock units generally vest over a three year period. Compensation expense, net of forfeitures, is recognized over the vesting period.

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

Depending on the level of achievement of the performance condition, the actual number of shares to be earned ranges between 0% and 160% of the awards originally granted. At the end of the 2-year and 3-year performance periods, if the performance conditions are achieved at or above threshold, the number of shares earned is further adjusted by a TSR multiplier payout percentage, which ranges between 75% and 125%, based on the market condition. Therefore, based on the attainment of the performance and market conditions, the actual number of shares that vest may range from 0% to 200% of the awards originally granted. For the 2-year awards granted under the 2013 performance award, 14,433 restricted stock units became eligible for distribution at December 31, 2014.

For 2014, the performance-based restricted stock units to be issued are determined based on the same performance and market conditions as the 2013 awards, but the performance period is 3-years. No awards became eligible for distribution since the performance period had not concluded as of December 31, 2014.

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

	Year Ended December 31, 2014	Year Ended December 31, 2013
Dividend yield	—	—
Expected volatility	32.3%	39.1%
Risk-free interest rate	0.4%	0.3%
Expected term (years)	2.0	2.5

Weighted-average fair value	$35.15	$45.03

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

The following table summarizes restricted stock unit activity for the years ended December 31:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value(1)
	(in thousands)		(in thousands)
Outstanding, January 1, 2012	625
Granted	464	$47.21
Released	(275)		$16,855
Forfeited	(40)
Outstanding, December 31, 2012	774

Granted	255	$42.51
Released	(331)		$17,983
Forfeited	(40)
Outstanding, December 31, 2013	658

Granted(2)	350	$35.74
Released	(291)		$14,402
Forfeited	(35)
Outstanding, December 31, 2014	682

Vested but not released, December 31, 2014	19		$821

Expected to vest, December 31, 2014	571		$24,130

(1)
The aggregate intrinsic value is the market value of the stock, before applicable income taxes, based on the closing price on the stock release dates or at the end of the period for restricted stock units expected to vest.

(2)	Restricted stock units include 14,433 shares for the 2-year award under the 2013 Performance Award Agreement, which are eligible for distribution at December 31, 2014.

At December 31, 2014, unrecognized compensation expense on restricted stock units was $14.5 million, which is expected to be recognized over a weighted average period of approximately 1.7 years.

Unrestricted Stock Awards
We grant unrestricted stock awards to members of our Board of Directors as part of their compensation. Awards are fully vested and expensed when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of grant.

The following table summarizes unrestricted stock award activity for the years ended December 31:

	2014	2013	2012
	(in thousands, except per share data)
Shares of unrestricted stock granted	24	18	19

Weighted average grant date fair value per share	$39.06	$44.12	$41.43

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

The following table summarizes ESPP activity for the years ended December 31:

	2014	2013	2012
	(in thousands, except per share data)
Shares of stock sold to employees(1)	61	94	101

Weighted average fair value per ESPP award(2)	$—	$6.61	$6.29

(1)Stock sold to employees during each fiscal quarter under the ESPP is associated with the offering period ending on the last day of the previous fiscal quarter.

(2)Relating to awards associated with the offering periods during the years ended December 31. Effective October 1, 2013, the ESPP is no longer compensatory and therefore the 2013 weighted average fair value per award is for the nine months ended September 30, 2013.

At December 31, 2014, all compensation cost associated with the ESPP had been recognized. There were approximately 445,000 shares of common stock available for future issuance under the ESPP at December 31, 2014.
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

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Defined contribution plans expense	$7,097	$7,392	$7,551

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

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Bonus and profit sharing plans and award expense	$37,850	$15,745	$25,297

Note 11:    Income Taxes

The following table summarizes the provision (benefit) for U.S. federal, state, and foreign taxes on income from continuing operations:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Current:
Federal	$17,248	$145	$11,935
State and local	730	1,089	1,387
Foreign	20,205	21,860	19,448
Total current	38,183	23,094	32,770

Deferred:
Federal	(78,901)	(16,413)	12,195
State and local	(682)	(2,472)	468
Foreign	(52,610)	(25,872)	(32,293)
Total deferred	(132,193)	(44,757)	(19,630)

Change in valuation allowance	100,651	17,999	12,855
Total provision (benefit) for income taxes	$6,641	$(3,664)	$25,995

A reconciliation of income taxes at the U.S. federal statutory rate of 35% to the consolidated actual tax rate is as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Income (loss) before income taxes
Domestic	$92,933	$19,016	$167,299
Foreign	(107,842)	(167,270)	(31,080)
Total income (loss) before income taxes	$(14,909)	$(148,254)	$136,219

Expected federal income tax provision (benefit)	$(5,218)	$(51,889)	$47,677
Goodwill impairment	119	49,730	(1,905)
Change in valuation allowance	100,651	17,999	12,855
Stock-based compensation	1,255	1,598	1,787
Foreign earnings (1)	(30,417)	(15,655)	(36,536)
Tax credits	(91,148)	(10,352)	(2,174)
Uncertain tax positions, including interest and penalties	974	1,360	(2,740)
Change in tax rates	(20)	1,442	174
State income tax provision (benefit), net of federal effect	(984)	(2,291)	1,242
U.S. tax provision on foreign earnings	31,309	(245)	2,370
Domestic production activities deduction	(2,312)	(146)	(2,612)
Local foreign taxes	2,295	3,212	3,635
Other, net	137	1,573	2,222
Total provision (benefit) for income taxes	$6,641	$(3,664)	$25,995

(1)	Foreign earnings for all jurisdictions are classified as a single reconciling item to be consistent with the current year presentation.

Our tax provision as a percentage of loss before tax was 44.5% for 2014. Our actual tax rate differed from the 35% U.S. federal statutory tax rate due to various items. Our tax expense increased due to an increase in valuation allowances related to deferred tax assets for which we do not anticipate future realization. The following items decreased the tax provision: (1) recognition of research and experimentation credits for 2014; (2) earnings of our subsidiaries outside of the U.S. in jurisdictions where our statutory tax rate is lower than in the U.S.; (3) the benefit of certain interest expense deductions; and (4) benefits of certain acquisition related elections for tax purposes.

Our tax provisions for 2013 and 2012 reflect the benefits of lower statutory tax rates on foreign earnings as compared with our U.S. federal statutory rate, foreign interest expense deductions and the benefits of certain acquisition related elections for tax purposes. During 2013, no tax benefit was recorded for the nondeductible portion of the goodwill impairment charge. During 2012, we recognized a benefit related to the release of reserve for uncertain tax positions.

Deferred tax assets and liabilities consist of the following:

	At December 31,
	2014	2013
	(in thousands)
Deferred tax assets
Loss carryforwards(1)	$188,607	$174,360
Tax credits(2)	81,903	16,073
Accrued expenses	54,393	40,593
Pension plan benefits expense	19,679	13,464
Warranty reserves	19,141	16,704
Depreciation and amortization	19,111	16,770
Equity compensation	10,039	9,908
Inventory valuation	4,420	2,942
Other deferred tax assets, net	8,968	9,858
Total deferred tax assets	406,261	300,672
Valuation allowance	(256,619)	(161,026)
Total deferred tax assets, net of valuation allowance	149,642	139,646

Deferred tax liabilities
Depreciation and amortization	(37,061)	(50,606)
Tax effect of accumulated translation	(568)	(1,551)
Other deferred tax liabilities, net	(2,299)	(2,883)
Total deferred tax liabilities	(39,928)	(55,040)
Net deferred tax assets	$109,714	$84,606

(1)
For tax return purposes at December 31, 2014, we had U.S. federal loss carryforwards of $19.8 million that expire during the years 2020 and 2021. At December 31, 2014, we have net operating loss carryforwards in Luxembourg of $441.3 million that can be carried forward indefinitely, offset by a full valuation allowance. The remaining portion of the loss carryforwards are composed primarily of losses in various other foreign jurisdictions. The majority of these losses can be carried forward indefinitely. At December 31, 2014, there was a valuation allowance of $256.6 million primarily associated with foreign loss carryforwards and foreign tax credit carryforwards (discussed below).

(2)
For tax return purposes at December 31, 2014, we had: (1) U.S. general business credits of $18.2 million, which begin to expire in 2022; (2) U.S. alternative minimum tax credits of $2.5 million that can be carried forward indefinitely; and (3) U.S. foreign tax credits of $75.4 million, which begin to expire in 2019. At December 31, 2014, there was a valuation allowance of $58.5 million associated with foreign tax credit carryforward.

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

Our deferred tax assets at December 31, 2014 do not include the tax effect on $55.2 million of excess tax benefits from employee stock plan exercises. Common stock will be increased by $20.4 million when such excess tax benefits reduce cash taxes payable.

We do not provide U.S. deferred taxes on temporary differences related to our foreign investments that are considered permanent in duration. These temporary differences consist primarily of undistributed foreign earnings of $31.4 million and $22.5 million at December 31, 2014 and 2013, respectively. Foreign taxes have been provided on these undistributed foreign earnings. We have not computed the unrecognized deferred income tax liability on these temporary differences. There are many assumptions that must be considered to calculate the liability, thereby making it impractical to compute at this time.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits at January 1, 2012	$28,482
Gross increase to positions in prior years	299
Gross decrease to positions in prior years	(51)
Gross increases to current period tax positions	3,347
Audit settlements	(27)
Decrease related to lapsing of statute of limitations	(5,769)
Effect of change in exchange rates	152
Unrecognized tax benefits at December 31, 2012	$26,433

Gross increase to positions in prior years	2,154
Gross decrease to positions in prior years	(536)
Gross increases to current period tax positions	1,670
Audit settlements	—
Decrease related to lapsing of statute of limitations	(817)
Effect of change in exchange rates	(289)
Unrecognized tax benefits at December 31, 2013	$28,615

Gross increase to positions in prior years	2,749
Gross decrease to positions in prior years	(1,641)
Gross increases to current period tax positions	3,008
Audit settlements	—
Decrease related to lapsing of statute of limitations	(1,715)
Effect of change in exchange rates	(2,870)
Unrecognized tax benefits at December 31, 2014	$28,146

	At December 31,
	2014	2013	2012
	(in thousands)
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	$26,980	$27,694	$25,852

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense (benefit) recognized is as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net interest and penalties expense (benefit)	$(76)	$(898)	$(414)

	At December 31,
	2014	2013
	(in thousands)
Accrued interest	$1,755	$2,078
Accrued penalties	2,671	3,075

At December 31, 2014, we are under examination by certain tax authorities for the 2000 to 2012 tax years. The material jurisdictions where we are subject to examination for the 2000 to 2012 tax years include, among others, the U.S., France, Germany, Italy, Brazil and the United Kingdom. No material changes have occurred to previously disclosed assessments. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

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

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are subject to income tax examination by tax authorities in our major tax jurisdictions as follows:

Tax Jurisdiction	Years Subject to Audit
U.S. federal	Subsequent to 1999
France	Subsequent to 2009
Germany	Subsequent to 2007
Brazil	Subsequent to 2008
United Kingdom	Subsequent to 2011
Italy	Subsequent to 2007
Note 12:    Commitments and Contingencies

Commitments
Operating lease rental expense for factories, service and distribution locations, offices, and equipment was as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Rental expense	$19,178	$18,662	$17,877

Future minimum lease payments at December 31, 2014, under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

Minimum Payments
(in thousands)
2015	$12,142
2016	8,564
2017	7,099
2018	6,630
2019	4,580
Beyond 2019	1,721
Future minimum lease payments	$40,736

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

Our available lines of credit, outstanding standby LOCs, and bonds are as follows:

	December 31, 2014	December 31, 2013
	(in thousands)
Credit facilities(1)
Multicurrency revolving line of credit	$660,000	$660,000
Long-term borrowings	(91,469)	(120,000)
Standby LOCs issued and outstanding	(50,399)	(49,491)
Net available for additional borrowings and LOCs	$518,132	$490,509

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving line of credit	$106,855	$115,269
Standby LOCs issued and outstanding	(28,636)	(31,714)
Short-term borrowings(2)	(4,282)	(4,252)
Net available for additional borrowings and LOCs	$73,937	$79,303

Unsecured surety bonds in force	$116,306	$186,446

(1)	Refer to Note 6 for details regarding our secured credit facilities.

(2)	Short-term borrowings are included in “Other current liabilities” on the Consolidated Balance Sheets.

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

In 2010 and 2011, Transdata Incorporated (Transdata) filed lawsuits against four of our customers, CenterPoint Energy (CenterPoint), TriCounty Electric Cooperative, Inc. (Tri-County), San Diego Gas & Electric Company (San Diego), and Texas-New Mexico Power Company (TNMP), as well as several other utilities, alleging infringement of three patents owned by Transdata related to the use of an antenna in a meter. Pursuant to our contractual obligations with our customers, we agreed, subject to certain exceptions, to indemnify and defend them in these lawsuits. The complaints seek unspecified damages as well as injunctive relief. CenterPoint, Tri-County, San Diego, and TNMP have denied all of the substantive allegations and filed counterclaims seeking a declaratory judgment that the patents are invalid and not infringed. In December 2011, the Judicial Panel on Multi-District Litigation consolidated all of these cases in the Western District of Oklahoma for pretrial proceedings. On April 17, 2011, the Oklahoma court stayed the litigation pending the resolution of re-examination proceedings in the United States Patent and Trademark Office (U.S. PTO). The U.S. PTO has issued re-examination certificates confirming the patentability of the original claims and allowing certain new claims added by Transdata. The parties conducted a claim construction hearing on February 5, 2013 on one claim term -- "electric meter circuitry." After initially adopting the defendants' proposed construction of the term, the Court granted Transdata's motion for reconsideration by order of June 25, 2013 and has adopted Transdata's proposed construction. On October 1, 2013, the Court issued an order construing other claim terms. Fact discovery closed on June 29, 2014. Opening and rebuttal expert reports have been served, and expert depositions have been taken. Both sides have also filed summary judgment motions. In addition, new requests for re-examination have been filed, and all Transdata claims contained in all three patents currently stand as rejected by the U.S. PTO in the re-examinations. Petitions for inter partes review have also been filed, but there has not yet been a decision on those petitions. No trials are scheduled. We do not believe this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which such a loss is recognized.

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

On February 2, 2015, we reached a settlement agreement with the counterparty related to the product development contract litigation from the SmartSynch, Inc. acquisition. As a result of the settlement, we recognized litigation cost, net of recovery from an indemnification escrow from SmartSynch shareholders, of $14.7 million, inclusive of attorney’s fees incurred, reflected in our results of operations for the year ended December 31, 2014 within general and administrative expense.

Warranty
A summary of the warranty accrual account activity is as follows:

	Year Ended December 31,
	2014	2013
	(in thousands)
Beginning balance	$45,146	$53,605
New product warranties	6,441	5,561
Other changes/adjustments to warranties	3,729	10,343
Claims activity	(16,568)	(23,593)
Effect of change in exchange rates	(2,282)	(770)
Ending balance	36,466	45,146
Less: current portion of warranty	21,063	21,048
Long-term warranty	$15,403	$24,098

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to extended warranty contracts, and other changes and adjustments to warranties. Warranty expense for the years ended December 31 is as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Total warranty expense	$10,170	$15,904	$13,186

Warranty expense decreased $5.7 million during the year ended December 31, 2014 compared with the prior year primarily due to a $4.0 million reduction in special warranty due to a change in estimate as a result of the resolution of a claim with a customer. Warranty expense increased $2.7 million during the year ended December 31, 2013 compared with the prior year primarily as a result of an increased provision due to the identification of battery and firmware issues for a customer.

Extended Warranty
A summary of changes to unearned revenue for extended warranty contracts is as follows:

	Year Ended December 31,
	2014	2013
	(in thousands)
Beginning balance	$33,528	$31,960
Unearned revenue for new extended warranties	3,529	4,039
Unearned revenue recognized	(2,655)	(2,210)
Effect of change in exchange rates	(264)	(261)
Ending balance	34,138	33,528
Less: current portion of unearned revenue for extended warranty	2,759	2,385
Long-term unearned revenue for extended warranty within Other long-term obligations	$31,379	$31,143

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

Plan costs are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Plan costs	$23,206	$22,324	$26,755

IBNR accrual, which is included in wages and benefits payable, is as follows:

	December 31, 2014	December 31, 2013
	(in thousands)
IBNR accrual	$1,924	$2,206

Our IBNR accrual and expenses may fluctuate due to the number of plan participants, claims activity, and deductible limits. For our employees located outside of the United States, health benefits are provided primarily through governmental social plans, which are funded through employee and employer tax withholdings.
Note 13:     Restructuring

2014 Projects
In November 2014, our management approved restructuring projects (2014 Projects) to restructure our Electricity business and related general and administrative activities, along with certain Gas and Water activities, to improve operational efficiencies and reduce expenses. The 2014 Projects include consolidation of certain facilities and reduction of our global workforce. The improved structure will position us to meet our long-term profitability goals by better aligning global operations with markets where we can serve our customers profitably.

We began implementing these projects in the fourth quarter of 2014, and we expect to substantially complete these projects by the end of 2016. Certain aspects of the projects are subject to a variety of labor and employment laws, rules, and regulations, which could result in a delay in implementing the projects at some locations.

The total expected restructuring costs, the restructuring costs recognized during the year ended December 31, 2014, and the remaining expected restructuring costs as of December 31, 2014 are as follows:

	Total Expected Costs at December 31, 2014	Costs Recognized During the Year Ended December 31, 2014	Remaining Costs to be Recognized at December 31, 2014
	(in thousands)
Employee severance costs	$47,447	$47,447	$—
Asset impairments	7,952	7,952	—
Other restructuring costs	11,254	401	10,853
Total	$66,653	$55,800	$10,853

Segments:
Electricity	$39,730	$29,660	$10,070
Gas	12,455	12,185	270
Water	1,145	1,106	39
Corporate unallocated	13,323	12,849	474
Total	$66,653	$55,800	$10,853

2013 Projects
In September 2013, our management approved projects (the 2013 Projects) to restructure our operations to improve profitability and increase efficiencies. We began implementing these projects in the third quarter of 2013, and we expect to substantially complete project activities by the middle of 2015 and begin recognizing full savings in 2016. While project activities are expected to continue through June 2015, no further costs are expected to be recognized. In connection with the 2013 Projects, we sold a Gas manufacturing facility in China for a gain of $2.7 million during the fourth quarter of 2014, which is included in the Asset impairments line below.

The total expected restructuring costs, the costs recognized in prior periods, the restructuring costs recognized during the year ended December 31, 2014, and the remaining expected restructuring costs as of December 31, 2014 were as follows:

	Total Expected Costs at December 31, 2014	Costs Recognized in Prior Periods	Costs Recognized During the Year Ended December 31, 2014	Remaining Costs to be Recognized at December 31, 2014
	(in thousands)
Employee severance costs	$23,691	$29,186	$(5,495)	$—
Asset impairments	(1,500)	1,232	(2,732)	—
Other restructuring costs	3,965	681	3,284	—
Total	$26,156	$31,099	$(4,943)	$—

Segments:
Electricity	$15,512	$24,056	$(8,544)	$—
Gas	1,375	4,369	(2,994)	—
Water	3,130	1,957	1,173	—
Corporate unallocated	6,139	717	5,422	—
Total	$26,156	$31,099	$(4,943)	$—

The following table summarizes the activity within the restructuring related balance sheet accounts, for the 2014 and 2013 Projects, during the year ended December 31, 2014:

	Accrued Employee Severance	Asset Impairments & Net (Gain) Loss on Sale or Disposal	Other Accrued Costs	Total
	(in thousands)
Beginning balance, January 1, 2014	$32,709	$—	$3,632	$36,341
Costs incurred and charged to expense	41,952	5,220	3,685	50,857
Cash payments	(12,732)	—	(3,581)	(16,313)
Non-cash items	—	(5,220)	—	(5,220)
Effect of change in exchange rates	(2,596)	—	(210)	(2,806)
Ending balance, December 31, 2014	$59,333	$—	$3,526	$62,859

Other restructuring costs include expenses for employee relocation, professional fees associated with employee severance, costs to exit the facilities once the operations in those facilities have ceased. Costs associated with restructuring activities are generally presented in the Consolidated Statements of Operations as restructuring, except for certain costs associated with inventory write-downs, which are classified within cost of revenues, and accelerated depreciation expense, which is recognized according to the use of the asset.

The current portions of the restructuring related liability balances were $49.1 million and $30.3 million as of December 31, 2014 and 2013, respectively. The current portion of the liability is classified within "Other current liabilities" on the Consolidated Balance Sheets. The long-term portions of the restructuring related liability related balances were $13.8 million and $6.0 million as of December 31, 2014 and 2013, respectively. The long-term portion of the restructuring liability is classified within "Other long-term obligations" on the Consolidated Balance Sheets.

Asset impairments are determined at the asset group level. Assets held for sale are classified within other current assets and are reported at the lower of the carrying amount or the fair value, less costs to sell, and are no longer depreciated or amortized.

Asset impairments under the 2014 Projects include:

•	Impairment of $3.0 million on the land and buildings at one manufacturing site designated as an asset group and classified as held and used;

•	Impairments of $4.6 million for machinery and equipment; and

•	Impairments of $0.4 million for other property, plant, and equipment.

The following table includes long-lived assets held and used that were measured at fair value on a nonrecurring basis as of December 31, 2014 and 2013, and the related recognized losses for the years ended December 31, 2014 and 2013:

	Net Carrying Value	Fair Value Measurement (Level 3)	Total Loss Recognized
	(in thousands)
2014
Long-lived assets held and used	$1,930	$1,930	$7,952

2013
Long-lived assets held and used	$—	$—	$—

The fair values of the asset group included in long-lived assets held and used were determined based primarily on their appraised fair value.
Note 14:     Shareholders’ Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock will be entitled to be paid a preferential amount per share to be determined by our Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at December 31, 2014, 2013, and 2012.

Stock Repurchase Plan
On March 8, 2013, our Board authorized a 12-month repurchase program of up to $50 million in shares of our common stock. The March 8, 2013 authorization expired on March 7, 2014. From January 1, 2014 through March 7, 2014, we repurchased 75,203 shares of our common stock, totaling $2.9 million.

On February 7, 2014, our Board authorized a 12-month repurchase program of up to $50 million in shares of our common stock, to begin on March 8, 2014, upon the expiration of the previous stock repurchase program. From March 8, 2014 through December 31, 2014, we repurchased 910,990 shares of our common stock, totaling $36.7 million.

Subsequent to December 31, 2014 we repurchased 335,251 shares of our common stock. The average price paid per share was $39.62. These subsequent repurchases fully utilized the remaining $13.3 million authorized under the program. Repurchases are made in the open market or in privately negotiated transactions and in accordance with applicable securities laws.

Other Comprehensive Income (Loss)
Other comprehensive income (loss) is reflected as a net increase (decrease) to shareholders’ equity and is not reflected in our results of operations. The changes in the components of accumulated other comprehensive income (loss), net of tax, were as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Plan Benefit Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balances at January 1, 2012	$(24,718)	$—	$(14,380)	$1,938	$(37,160)
OCI before reclassifications	21,405	(1,689)	—	(16,772)	2,944
Amounts reclassified from AOCI	—	—	—	(168)	(168)
Current period other comprehensive income (loss)	21,405	(1,689)	—	(16,940)	2,776
Balances at December 31, 2012	$(3,313)	$(1,689)	$(14,380)	$(15,002)	$(34,384)
OCI before reclassifications	7,112	2	—	6,496	13,610
Amounts reclassified from AOCI	—	431	—	(1,379)	(948)
Current period other comprehensive income (loss)	7,112	433	—	5,117	12,662
Balances at December 31, 2013	$3,799	$(1,256)	$(14,380)	$(9,885)	$(21,722)
OCI before reclassifications	(90,333)	(566)	—	(24,192)	(115,091)
Amounts reclassified from AOCI	—	1,054	—	(755)	299
Current period other comprehensive income (loss)	(90,333)	488	—	(24,947)	(114,792)
Balances at December 31, 2014	$(86,534)	$(768)	$(14,380)	$(34,832)	$(136,514)

The before-tax amount, income tax (provision) benefit, and net-of-tax amount related to each component of other comprehensive income (loss) during the reporting periods were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Before-tax amount
Foreign currency translation adjustment	$(90,365)	$8,126	$28,002
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(915)	(3)	(2,725)
Net hedging (gain) loss reclassified into net income (loss)	1,704	697	—
Pension plan benefits liability adjustment	(25,270)	7,344	(24,358)
Total other comprehensive income (loss), before tax	(114,846)	16,164	919

Tax (provision) benefit
Foreign currency translation adjustment	32	(1,014)	(6,597)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	349	5	1,036
Net hedging (gain) loss reclassified into net income (loss)	(650)	(266)	—
Pension plan benefits liability adjustment	323	(2,227)	7,418
Total other comprehensive income (loss) tax (provision) benefit	54	(3,502)	1,857

Net-of-tax amount
Foreign currency translation adjustment	(90,333)	7,112	21,405
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(566)	2	(1,689)
Net hedging (gain) loss reclassified into net income (loss)	1,054	431	—
Pension plan benefits liability adjustment	(24,947)	5,117	(16,940)
Total other comprehensive income (loss), net of tax	$(114,792)	$12,662	$2,776

Details about the AOCI components reclassified to the Consolidated Statements of Operations during the reporting periods are as follows:

	Amount Reclassified from AOCI(1)
	Year Ended December 31,			Affected Line Item in the Income Statement
	2014	2013	2012
	(in thousands)
Amortization of defined benefit pension items
Prior-service costs	$(138)	$(70)	$(68)	(2)
Actuarial gains (losses)	(572)	(926)	(161)	(2)
Loss on settlement	(55)	(325)	(13)	(2)
Other	—	(658)	—	(2)
Total, before tax	(765)	(1,979)	(242)	Income before income taxes
Tax benefit (provision)	10	600	74	Income tax provision
Total, net of tax	(755)	(1,379)	(168)	Net income

Total reclassifications for the period, net of tax	$(755)	$(1,379)	$(168)	Net income

(1)	Amounts in parenthesis indicate debits to the Statements of Operations.

(2)	These AOCI components are included in the computation of net periodic pension cost. Refer to Note 8 for additional details.

Refer to Note 7 for additional details related to derivative activities that resulted in reclassification of AOCI to the Consolidated Statements of Operations.

Note 15:    Fair Values of Financial Instruments

The fair values at December 31, 2014 and 2013 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Assets
Cash and cash equivalents	$112,371	$112,371	$124,805	$124,805
Foreign exchange forwards	107	107	41	41
Interest rate swaps	75	75	—	—

Liabilities
Credit facility
USD denominated term loan	$232,500	$231,645	$258,750	$258,011
Multicurrency revolving line of credit	91,469	91,124	120,000	119,609
Interest rate swaps	1,317	1,317	2,031	2,031
Foreign exchange forwards	236	236	145	145

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
Note 16:    Segment Information

We operate under the Itron brand worldwide and manage and report under three operating segments, Electricity, Gas, and Water. Our Water operating segment includes both our global water and heat solutions. This structure allows each segment to develop its own go-to-market strategy, prioritize its marketing and product development requirements, and focus on its strategic investments. Our sales, marketing, and delivery functions are managed under each segment. Our product development and manufacturing operations are managed on a worldwide basis to promote a global perspective in our operations and processes and yet still maintain alignment with the segments.

We have three measures of segment performance: revenue, gross profit (margin), and operating income (margin). Our operating segments have distinct products, and, therefore, intersegment revenues are minimal. Corporate operating expenses, interest income, interest expense, other income (expense), and income tax provision (benefit) are not allocated to the segments nor are included in the measure of segment profit or loss. In addition, we allocate only certain production assets and intangible assets to our operating segments. We do not manage the performance of the segments on a balance sheet basis.

Segment Products

Electricity
Standard electricity (electromechanical and electronic) meters; advanced electricity meters and communication modules; smart electricity meters; smart electricity communication modules; prepayment systems, including smart key, keypad, and smart card communication technologies; advanced systems, including handheld, mobile, and fixed network collection technologies; smart network technologies; meter data management software; knowledge application solutions; installation; implementation; and professional services, including consulting, and analysis.

Gas
Standard gas meters; advanced gas meters and communication modules; smart gas meters; smart gas communication modules; prepayment systems, including smart key, keypad, and smart card communication technologies; advanced systems, including handheld, mobile, and fixed network collection technologies; smart network technologies; meter data management software; knowledge application solutions installation; implementation; and professional services, including consulting, and analysis.

Water
Standard water and heat meters; advanced and smart water meters and communication modules; advanced systems including handheld, mobile, and fixed network collection technologies; meter data management software; knowledge application solutions; installation; implementation; and professional services, including consulting, and analysis.

Revenues, gross profit, and operating income associated with our segments were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Revenues
Electricity	$794,144	$836,553	$1,024,340
Gas	599,081	570,297	627,193
Water	577,472	541,878	526,645
Total Company	$1,970,697	$1,948,728	$2,178,178

Gross profit
Electricity	$208,476	$218,913	$295,005
Gas	211,815	207,915	235,391
Water	202,834	187,705	184,751
Total Company	$623,125	$614,533	$715,147

Operating income (loss)
Electricity	$(72,476)	$(235,908)	$24,812
Gas	75,598	83,882	110,557
Water	71,006	63,252	59,210
Corporate unallocated	(70,296)	(46,407)	(43,453)
Total Company	3,832	(135,181)	151,126
Total other income (expense)	(18,741)	(13,073)	(14,907)
Income (loss) before income taxes	$(14,909)	$(148,254)	$136,219

For the years ended December 31, 2014 and 2013, no single customer represented more than 10% of total Company or the Electricity, Gas or Water operating segment revenues.

For the year ended December 31, 2012, no single customer represented more than 10% of total Company or the Gas or Water operating segment revenues, and one customer accounted for 17% of the Electricity operating segment revenues.

During 2014, in our Electricity segment, we revised our estimate of the cost to complete an OpenWay project in North America. This resulted in a decrease to gross profit of $15.9 million, which decreased basic and diluted earnings per share by $0.25 for the year ended December 31, 2014. We previously recorded additional costs on this contract in 2013, which decreased gross profit by $16.5 million and decreased basic and diluted earnings per share by $0.26 for the year December 31, 2013. The per share amounts are shown net of tax.

Revenues by region were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
United States and Canada	$899,399	$851,295	$1,014,739
Europe, Middle East, and Africa (EMEA)	848,502	858,026	878,615
Other	222,796	239,407	284,824
Total revenues	$1,970,697	$1,948,728	$2,178,178

Property, plant, and equipment, net, by geographic area were as follows:

	At December 31,
	2014	2013
	(in thousands)
United States	$76,130	$87,954
Outside United States	131,659	158,866
Total property, plant, and equipment, net	$207,789	$246,820

Depreciation and amortization expense associated with our segments was as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Electricity	$47,886	$46,535	$52,113
Gas	26,031	27,266	29,968
Water	24,259	24,797	27,324
Corporate Unallocated	287	247	66
Total Company	$98,463	$98,845	$109,471
Note 17: Quarterly Results (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per common share and stock price data)
2014
Statement of operations data:
Revenues	$474,795	$489,353	$496,454	$510,095	$1,970,697
Gross profit	154,535	163,041	150,762	154,787	623,125
Net income (loss) attributable to Itron, Inc.	(254)	19,259	7,308	(49,233)	(22,920)

Earnings (loss) per common share - Basic	$(0.01)	$0.49	$0.19	$(1.25)	$(0.58)
Earnings (loss) per common share - Diluted	$(0.01)	$0.49	$0.19	$(1.25)	$(0.58)

2013
Statement of operations data:
Revenues	$447,536	$482,175	$495,491	$523,526	$1,948,728
Gross profit	140,123	159,588	150,084	164,738	614,533
Net income (loss) attributable to Itron, Inc.	2,570	12,399	(7,348)	(154,430)	(146,809)

Earnings (loss) per common share - Basic	$0.07	$0.31	$(0.19)	$(3.93)	$(3.74)
Earnings (loss) per common share - Diluted	$0.06	$0.31	$(0.19)	$(3.93)	$(3.74)

During the fourth quarter of 2013, we incurred a goodwill impairment charge of $173.2 million. In addition, we incurred costs of $31.1 million in the third quarter of 2013 related to restructuring projects approved in 2013. Further, in 2014, new restructuring projects were approved to increase efficiency and lower our cost of manufacturing, for which we incurred costs of $55.8 million in the fourth quarter of 2014.
Note 18:    Subsequent Events

Stock Repurchases
On February 19, 2015, Itron's Board of Directors authorized a new repurchase program of up to $50 million of our common stock over a 12-month period, beginning February 19, 2015. Repurchases are made in the open market or in privately negotiated transactions and in accordance with applicable securities laws.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with our independent accountants on accounting and financial disclosure matters within the three year period ended December 31, 2014, or in any period subsequent to such date, through the date of this report.
ITEM 9A:    CONTROLS AND PROCEDURES

(i)	Evaluation of disclosure controls and procedures.
An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2014, the Company’s disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

(ii)    Internal Control Over Financial Reporting.

(a)
Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included in this Annual Report on Form 10-K.

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

Additionally, we have established a shared services center in Europe, and we are currently transitioning certain finance and accounting activities within our EMEA locations to the shared services center in a staged approach. The implementation of our shared services is ongoing, and we believe the related changes to processes and internal control will allow us to be more efficient and further enhance our internal control over financial reporting.
There have been no other changes in our internal control over financial reporting during the three months ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(c)	Report of Independent Registered Public Accounting Firm.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Itron, Inc.

We have audited Itron, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Itron, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Itron, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Itron, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2014 of Itron, Inc. and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Seattle, Washington
February 20, 2015

ITEM 9B:    OTHER INFORMATION
No information was required to be disclosed in a report on Form 8-K during the fourth quarter of 2014 that was not reported.

PART III
ITEM 10:    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The section entitled “Proposal 1 – Election of Directors” appearing in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2015 (the 2015 Proxy Statement) sets forth certain information with regard to our directors as required by Item 401 of Regulation S-K and is incorporated herein by reference.
Certain information with respect to persons who are or may be deemed to be executive officers of Itron, Inc. as required by Item 401 of Regulation S-K is set forth under the caption “Management” in Part I of this Annual Report on Form 10-K.
The section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” appearing in the 2015 Proxy Statement sets forth certain information as required by Item 405 of Regulation S-K and is incorporated herein by reference.
The section entitled “Corporate Governance” appearing in the 2015 Proxy Statement sets forth certain information with respect to the Registrant’s code of conduct and ethics as required by Item 406 of Regulation S-K and is incorporated herein by reference. Our code of conduct and ethics can be accessed on our website, at www.itron.com under the Investors section.
There were no material changes to the procedures by which security holders may recommend nominees to Itron's board of directors during 2015, as set forth by Item 407(c)(3) of Regulation S-K.
The section entitled “Corporate Governance” appearing in the 2015 Proxy Statement sets forth certain information regarding the Audit/Finance Committee, including the members of the Committee and the Audit/Finance Committee financial experts, as set forth by Item 407(d)(4) and (d)(5) of Regulation S-K and is incorporated herein by reference.
ITEM 11:    EXECUTIVE COMPENSATION
The sections entitled “Compensation of Directors” and “Executive Compensation” appearing in the 2015 Proxy Statement set forth certain information with respect to the compensation of directors and management of Itron as required by Item 402 of Regulation S-K and are incorporated herein by reference.
The section entitled “Corporate Governance” appearing in the 2015 Proxy Statement sets forth certain information regarding members of the Compensation Committee required by Item 407(e)(4) of Regulation S-K and is incorporated herein by reference.
The section entitled “Compensation Committee Report” appearing in the 2015 Proxy Statement sets forth certain information required by Item 407(e)(5) of Regulation S-K and is incorporated herein by reference.
ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The section entitled “Equity Compensation Plan Information” appearing in the 2015 Proxy Statement sets forth certain information required by Item 201(d) of Regulation S-K and is incorporated herein by reference.
The section entitled “Security Ownership of Certain Beneficial Owners and Management” appearing in the 2015 Proxy Statement sets forth certain information with respect to the ownership of our common stock as required by Item 403 of Regulation S-K and is incorporated herein by reference.
ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The section entitled “Corporate Governance” appearing in the 2015 Proxy Statement sets forth certain information required by Item 404 of Regulation S-K and is incorporated herein by reference.
The section entitled “Corporate Governance” appearing in the 2015 Proxy Statement sets forth certain information with respect to director independence as required by Item 407(a) of Regulation S-K and is incorporated herein by reference.

ITEM 14:    PRINCIPAL ACCOUNTING FEES AND SERVICES
The section entitled “Independent Registered Public Accounting Firm’s Audit Fees and Services” appearing in the 2015 Proxy Statement sets forth certain information with respect to the principal accounting fees and services and the Audit/Finance Committee’s policy on pre-approval of audit and permissible non-audit services performed by our independent auditors as required by Item 9(e) of Schedule 14A and is incorporated herein by reference.

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

(a) (3) Exhibits:

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Articles of Incorporation of Itron, Inc. (Filed as Exhibit 3.1 to Itron, Inc.’s Annual Report on Form 10-K, filed on March 27, 2003)

3.2	Amended and Restated Bylaws of Itron, Inc. (Filed as Exhibit 3.2 to Itron, Inc.’s Current Report on Form 8-K, filed on September 7, 2011)

4.1
Credit Agreement dated August 5, 2011 among Itron, Inc. and a syndicate of banks led by Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A., and J.P. Morgan Europe Limited. (Filed as Exhibit 4.1 to Itron, Inc.’s Current Report on Form 8-K, filed on August 8, 2011)

4.2	Security Agreement dated August 5, 2011 among Itron, Inc. and Wells Fargo Bank, National Association. (Filed as Exhibit 4.2 to Itron, Inc.’s Current Report on Form 8-K, filed on August 8, 2011)

10.1*	Form of Amended and Restated Change in Control Severance Agreement for Executive Officers. (Filed as Exhibit 10.1 to Itron, Inc.’s Annual Report on Form 10-K, filed on February 22, 2013)

10.2*	Schedule of certain executive officers who are parties to Change in Control Severance Agreements with Itron, Inc. (filed with this report)

10.3*	First Amendment to Change in Control Agreement between Itron, Inc. and Marcel Regnier. (Filed as Exhibit 10.2 to Itron, Inc.’s Current Report on Form 8-K, filed on April 2, 2012)

10.4*	Employee Agreement between Itron Holding France and Marcel Regnier. (Filed as Exhibit 10.1 to Itron, Inc.’s Current Report on Form 8-K, filed on April 2, 2012)

10.5*	Form of Indemnification Agreements between Itron, Inc. and certain directors and officers. (Filed as Exhibit 10.9 to Itron, Inc.’s Annual Report on Form 10-K, filed on March 30, 2000)

10.6*	Schedule of directors and executive officers who are parties to Indemnification Agreements with Itron, Inc. (filed with this report)

10.7	Amended and Restated 2000 Stock Incentive Plan. (Filed as Appendix A to Itron, Inc.’s Proxy Statement for the 2007 Annual Meeting of Shareholders, filed on March 26, 2007)

10.8	Amended and Restated 2010 Stock Incentive Plan. (Filed as Appendix A to Itron, Inc.’s Proxy Statement for the 2014 Annual Meeting of Shareholders, filed on March 13, 2014)

Exhibit Number	Description of Exhibits

10.9*
Rules of Itron Inc.'s Amended and Restated 2010 Stock Incentive Plan for the grant of Restricted Stock Unit (RSU's) to participants in France. (Filed as Exhibit 10.6 to Itron Inc.'s Quarterly Report on From 10-Q, filed on August 8, 2014)

10.10*	Executive Management Incentive Plan. (Filed as Appendix B to Itron, Inc.’s Proxy Statement for the 2010 Annual Meeting of Shareholders, filed on March 17, 2010)

10.11
Terms of the Amended and Restated Equity Grant Program for Nonemployee Directors under the Itron, Inc. Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.4 to Itron, Inc.’s Annual Report on Form 10-K, filed on February 26, 2008)

10.12
Form of Non-Qualified Stock Option Grant Notice and Agreement for Nonemployee Directors under the Itron, Inc. Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.9 to Itron, Inc.’s Annual Report on Form 10-K, filed on February 26, 2009)

10.13*
Form of Stock Option Grant Notice and Agreement for use in connection with both incentive and non-qualified stock options granted under Itron, Inc.'s Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.6 to Itron, Inc.’s Current Report on Form 8-K, filed on February 18, 2010)

10.14*
Form of RSU Award Notice and Agreement for U.S. Participants for use in connection with the Company’s Long-Term Performance Plan (LTPP) and issued under Itron, Inc.'s Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.1 to Itron, Inc.’s Current Report on Form 8-K, filed on February 18, 2010)

10.15*
Form of RSU Award Notice and Agreement for International Participants (excluding France) for use in connection with the Company’s LTPP and issued under Itron, Inc.'s Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.2 to Itron, Inc.’s Current Report on Form 8-K, filed on February 18, 2010)

10.16*
Form of RSU Award Notice and Agreement for Participants in France for use in connection with Itron, Inc.'s LTPP and issued under Itron, Inc.'s Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.3 to Itron, Inc.’s Current Report on Form 8-K, filed on February 18, 2010)

10.17*
Form of RSU Award Notice and Agreement for all Participants (excluding France) for use in connection with Itron, Inc.'s Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.4 to Itron, Inc.’s Current Report on Form 8-K, filed on February 18, 2010)

10.18*
Form of RSU Award Notice and Agreement for Participants in France for use in connection with Itron, Inc.'s Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.5 to Itron, Inc.’s Current Report on Form 8-K, filed on February 18, 2010)

10.19*
Form of Long Term Performance RSU Award Notice and Agreement for U.S. Participants for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.4 to Itron, Inc.’s Quarterly Report on Form 10-Q, filed on August 6, 2014)

10.20*
Form of Long Term Performance RSU Award Notice and Agreement for International Participants (excluding France) for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.19 to Itron, Inc.’s Annual Report on Form 10-K, filed on February 25, 2011)

10.21*
Form of Long Term Performance RSU Award Notice and Agreement for Participants in France for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.5 to Itron, Inc.’s Quarterly Report on Form 10-Q, filed on August 6, 2014)

10.22*
Form of RSU Award Notice and Agreement for all Participants (excluding France) for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.2 to Itron, Inc.’s Quarterly Report on Form 10-Q, filed on August 6, 2014)

Exhibit Number	Description of Exhibits

10.23*
Form of RSU Award Notice and Agreement for Participants in France for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.3 to Itron, Inc.’s Quarterly Report on Form 10-Q, filed on August 6, 2014)

10.24*
Form of RSU Award Notice and Agreement for Non-employee Directors for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.3 to Itron, Inc.’s Quarterly Report on Form 10-Q, filed on May 3, 2013)

10.25*
Form of Stock Option Grant Notice and Agreement for use in connection with both incentive and non-qualified stock options granted under Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.1 to Itron, Inc's Quarterly Report on Form 10-Q, filed on August 6, 2014 - File No. 22418)

10.26*	Executive Deferred Compensation Plan. (Filed as Exhibit 10.1 to Itron, Inc.’s Quarterly Report on Form 10-Q, filed on November 1, 2011)

10.27	Amended and Restated 2002 Employee Stock Purchase Plan. (Filed as Exhibit 10.20 to Itron’s Annual Report on Form 10-K, filed on February 26, 2009)

10.28	Stock Option Plan for Nonemployee Directors. (Filed as Exhibit 10.11 to Itron, Inc.’s Registration Statement on Form S-1 dated July 22, 1992)

10.29*	Offer Letter, dated as of November 16, 2012, between Itron, Inc. and Philip C. Mezey. (Filed as Exhibit 10.1 to Itron, Inc.’s Current Report on Form 8-K, filed on November 19, 2012)

10.30*	Offer Letter, dated as of November 16, 2012, between Itron, Inc. and John W. Holleran. (Filed as Exhibit 10.2 to Itron, Inc.’s Current Report on Form 8-K, filed on November 19, 2012)

21.1	Subsidiaries of Itron, Inc. (filed with this report)

23.1	Consent of Ernst & Young LLP Independent Registered Public Accounting Firm. (filed with this report)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed with this report)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed with this report)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished with this report)

101.INS	XBRL Instance Document. (submitted electronically with this report in accordance with the provisions of Regulation S-T)

101.SCH	XBRL Taxonomy Extension Schema. (submitted electronically with this report in accordance with the provisions of Regulation S-T)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (submitted electronically with this report in accordance with the provisions of Regulation S-T)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (submitted electronically with this report in accordance with the provisions of Regulation S-T)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (submitted electronically with this report in accordance with the provisions of Regulation S-T)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (submitted electronically with this report in accordance with the provisions of Regulation S-T)

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Liberty Lake, State of Washington, on the 20th day of February, 2014.

ITRON, INC.

By:	/s/ W. MARK SCHMITZ
W. Mark Schmitz
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 20th day of February, 2014.

Signatures	Title

/s/ PHILIP C. MEZEY
Philip C. Mezey	President and Chief Executive Officer (Principal Executive Officer), Director

/s/ W. MARK SCHMITZ
W. Mark Schmitz	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ KIRBY A. DYESS
Kirby A. Dyess	Director

/s/ JON E. ELIASSEN
Jon E. Eliassen	Chairman of the Board

/s/ CHARLES H. GAYLORD, JR.
Charles H. Gaylord, Jr.	Director

/s/ THOMAS S. GLANVILLE
Thomas S. Glanville	Director

/s/ SHARON L. NELSON
Sharon L. Nelson	Director

/s/ DANIEL S. PELINO
Daniel S. Pelino	Director

/s/ GARY E. PRUITT
Gary E. Pruitt	Director

/s/ GRAHAM M. WILSON
Graham M. Wilson	Director

/s/ LYNDA L. ZIEGLER
Lynda L. Ziegler	Director

SCHEDULE II:     VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Other Adjustments	Additions Charged to Costs and Expenses	Balance at End of Period, Noncurrent
	(in thousands)
Year ended December 31, 2014:
Deferred tax assets valuation allowance	$161,026	$(5,058)	$100,651	$256,619
Year ended December 31, 2013:
Deferred tax assets valuation allowance	$138,910	$4,117	$17,999	$161,026
Year ended December 31, 2012:
Deferred tax assets valuation allowance	$124,244	$1,811	$12,855	$138,910