Form 10-Q
period 2015-03-31
ITRON INC /WA/
filed 2015-05-05
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2015 there were outstanding 38,450,736 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1:     Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share data)
Revenues	$448,247	$474,795
Cost of revenues	310,048	320,260
Gross profit	138,199	154,535

Operating expenses
Sales and marketing	41,027	47,609
Product development	41,522	44,409
General and administrative	39,585	40,407
Amortization of business acquisition-related intangible assets	7,973	11,070
Restructuring expense	(5,447)	5,524
Goodwill impairment	—	977
Total operating expenses	124,660	149,996

Operating income	13,539	4,539
Other income (expense)
Interest income	47	97
Interest expense	(2,682)	(2,909)
Other income (expense), net	24	(2,498)
Total other income (expense)	(2,611)	(5,310)

Income (loss) before income taxes	10,928	(771)
Income tax benefit (provision)	(5,563)	653
Net income (loss)	5,365	(118)
Net income attributable to noncontrolling interests	455	136
Net income (loss) attributable to Itron, Inc.	$4,910	$(254)

Earnings (loss) per common share - Basic	$0.13	$(0.01)
Earnings (loss) per common share - Diluted	$0.13	$(0.01)

Weighted average common shares outstanding - Basic	38,442	39,235
Weighted average common shares outstanding - Diluted	38,758	39,235
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net income (loss)	$5,365	$(118)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(61,090)	(3,374)
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	(369)	(95)
Net hedging loss (gain) reclassified into net income	255	258
Pension plan benefit liability adjustment	504	97
Total other comprehensive income (loss), net of tax	(60,700)	(3,114)
Total comprehensive income (loss), net of tax	(55,335)	(3,232)
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	455	136
Comprehensive income (loss) attributable to Itron, Inc.	$(55,790)	$(3,368)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$118,084	$112,371
Accounts receivable, net	324,706	348,389
Inventories	168,161	154,504
Deferred tax assets current, net	37,700	39,115
Other current assets	109,768	104,307
Total current assets	758,419	758,686

Property, plant, and equipment, net	192,781	207,789
Deferred tax assets noncurrent, net	76,479	74,598
Other long-term assets	26,390	28,503
Intangible assets, net	122,431	139,909
Goodwill	462,718	500,820
Total assets	$1,639,218	$1,710,305

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$196,117	$184,132
Other current liabilities	78,683	100,945
Wages and benefits payable	79,443	95,248
Taxes payable	18,740	21,951
Current portion of debt	30,000	30,000
Current portion of warranty	22,256	21,063
Unearned revenue	53,472	43,436
Total current liabilities	478,711	496,775

Long-term debt	331,310	293,969
Long-term warranty	14,809	15,403
Pension plan benefit liability	91,652	101,432
Deferred tax liabilities noncurrent, net	3,289	3,808
Other long-term obligations	72,550	84,437
Total liabilities	992,321	995,824

Commitments and contingencies

Equity
Preferred stock	—	—
Common stock	1,257,796	1,270,045
Accumulated other comprehensive loss, net	(197,214)	(136,514)
Accumulated deficit	(431,681)	(436,591)
Total Itron, Inc. shareholders' equity	628,901	696,940
Noncontrolling interests	17,996	17,541
Total equity	646,897	714,481
Total liabilities and equity	$1,639,218	$1,710,305
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Operating activities
Net income (loss)	$5,365	$(118)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	19,339	25,592
Stock-based compensation	4,108	4,584
Amortization of prepaid debt fees	390	404
Deferred taxes, net	(4,790)	(3,915)
Goodwill impairment	—	977
Restructuring expense, non-cash	267	—
Other adjustments, net	337	32
Changes in operating assets and liabilities:
Accounts receivable	2,028	15,392
Inventories	(23,480)	(15,827)
Other current assets	(9,395)	(1,547)
Other long-term assets	(54)	892
Accounts payable, other current liabilities, and taxes payable	3,774	25,303
Wages and benefits payable	(10,343)	272
Unearned revenue	11,032	16,441
Warranty	2,457	675
Other operating, net	(4,990)	(2,396)
Net cash provided by (used in) operating activities	(3,955)	66,761

Investing activities
Acquisitions of property, plant, and equipment	(9,472)	(8,564)
Other investing, net	(118)	167
Net cash used in investing activities	(9,590)	(8,397)

Financing activities
Proceeds from borrowings	63,000	—
Payments on debt	(22,373)	(30,625)
Issuance of common stock	451	310
Repurchase of common stock	(16,341)	(2,948)
Other financing, net	1,186	(2,244)
Net cash provided by (used in) financing activities	25,923	(35,507)

Effect of foreign exchange rate changes on cash and cash equivalents	(6,665)	(1,335)
Increase in cash and cash equivalents	5,713	21,522
Cash and cash equivalents at beginning of period	112,371	124,805
Cash and cash equivalents at end of period	$118,084	$146,327

Non-cash transactions:
Property, plant, and equipment purchased but not yet paid	$890	$540

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$19,245	$(891)
Interest, net of amounts capitalized	2,265	2,460
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977. We provide a portfolio of products and services to utilities for the electricity, natural gas, and water markets throughout the world.

Financial Statement Preparation
The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2015 and 2014, the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014 of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed.

Certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the 2014 audited financial statements and notes included in our Annual Report on Form 10-K filed with the SEC on February 20, 2015. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

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

Under contract accounting, if we estimate that the completion of a contract component (unit of accounting) will result in a loss, the loss is recognized in the period in which the loss becomes evident. We reevaluate the estimated loss through the completion of the contract component and adjust the estimated loss for changes in facts and circumstances.

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

Unearned revenue is recorded when a customer pays for products or services, but the criteria for revenue recognition have not been met as of the balance sheet date. Unearned revenues of $86.0 million and $76.6 million at March 31, 2015 and December 31, 2014 related primarily to professional services and software associated with our smart metering contracts, extended or noncustomary warranty, and prepaid post-contract support. Deferred costs are recorded for products or services for which ownership (typically defined as title and risk of loss) has transferred to the customer, but the criteria for revenue recognition have not been met as of the balance sheet date. Deferred costs were $20.9 million and $24.9 million at March 31, 2015 and December 31, 2014 and are recorded within other assets in the Consolidated Balance Sheets.

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

Stock-Based Compensation
We measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options, stock sold pursuant to our Employee Stock Purchase Plan (ESPP), and the issuance of restricted stock units and unrestricted stock awards, based on estimated fair values. The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate, and expected term. For ESPP awards, the fair value is the difference between the market close price of our common stock on the date of purchase and the discounted purchase price. The discount provided for ESPP purchases is 5% from the fair market value of the stock at the end of each fiscal quarter and is not considered compensatory. For performance-based restricted stock units and unrestricted stock awards with no market conditions, the fair value is the market close price of our common stock on the date of grant. For restricted stock units with market conditions, the fair value is estimated at the date of award using a Monte Carlo simulation model, which includes assumptions for dividend yield and expected volatility for our common stock and the common stock for companies within the Russell 3000 index, as well as the risk-free interest rate and expected term of the awards. We expense stock-based compensation at the date of grant for unrestricted stock awards. For awards with only a service condition, we expense stock-based compensation, adjusted for estimated forfeitures, using the straight-line method over the requisite service period for the entire award. For awards with performance and service conditions, if vesting is probable, we expense the stock-based compensation, adjusted for estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award. For awards with a market condition, we expense the fair value over the requisite service period. Excess tax benefits are credited to common stock when the deduction reduces cash taxes payable. When we have tax deductions in excess of the compensation cost, they are classified as financing cash inflows in the Consolidated Statements of Cash Flows.

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

New Accounting Pronouncement
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 is currently effective for us on January 1, 2017 using either the retrospective or modified-retrospective transition method. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which will require debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-03 is effective for us on January 1, 2016 using the retrospective or transition method. Early adoption is permitted, and we are currently evaluating the impact of our pending adoption of ASU 2015-03 on our consolidated financial statements.

Note 2:    Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share data)
Net income (loss) available to common shareholders	$4,910	$(254)

Weighted average common shares outstanding - Basic	38,442	39,235
Dilutive effect of stock-based awards	316	—
Weighted average common shares outstanding - Diluted	38,758	39,235
Earnings (loss) per common share - Basic	$0.13	$(0.01)
Earnings (loss) per common share - Diluted	$0.13	$(0.01)

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award, and the amount of excess tax benefits, if any. Approximately 1.3 million stock-based awards were excluded from the calculation of diluted EPS for the three months ended March 31, 2015, and approximately 1.6 million stock-based awards were excluded from the calculation of diluted EPS for the three months ended March 31, 2014, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Note 3:    Certain Balance Sheet Components

Accounts receivable, net	March 31, 2015	December 31, 2014
	(in thousands)
Trade receivables (net of allowance of $5,939 and $6,195)	$284,218	$312,302
Unbilled receivables	40,488	36,087
Total accounts receivable, net	$324,706	$348,389

At March 31, 2015 and December 31, 2014, $2.8 million and $4.7 million, respectively, were recorded within trade receivables as billed but not yet paid by customers, in accordance with contract retainage provisions. At March 31, 2015 and December 31, 2014, contract retainage amounts that were unbilled and classified as unbilled receivables were $3.3 million and $4.0 million, respectively. These contract retainage amounts within trade receivables and unbilled receivables are expected to be collected within the following 12 months.

At March 31, 2015 and December 31, 2014, long-term unbilled receivables totaled $4.0 million and $4.3 million, respectively. These long-term unbilled receivables are classified within other long-term assets, as collection is not anticipated within the following 12 months. We had no long-term billed contract retainage receivables at March 31, 2015 and December 31, 2014.

Allowance for doubtful accounts activity	Three Months Ended March 31,
	2015	2014
	(in thousands)
Beginning balance	$6,195	$8,368
Provision for doubtful accounts, net	269	606
Accounts written-off	(16)	(232)
Effect of change in exchange rates	(509)	16
Ending balance	$5,939	$8,758

Inventories	March 31, 2015	December 31, 2014
	(in thousands)
Materials	$95,277	$90,557
Work in process	9,374	8,991
Finished goods	63,510	54,956
Total inventories	$168,161	$154,504

Our inventory levels may vary from period to period as a result of our factory scheduling and the timing of contract fulfillments, which may include the buildup of materials in preparation for customer orders or finished goods for shipment.

Consigned inventory is held at third-party locations; however, we retain title to the inventory until it is purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $3.1 million and $2.5 million at March 31, 2015 and December 31, 2014, respectively.

Property, plant, and equipment, net	March 31, 2015	December 31, 2014
	(in thousands)
Machinery and equipment	$276,903	$287,448
Computers and software	98,403	100,212
Buildings, furniture, and improvements	129,321	134,461
Land	20,793	21,186
Construction in progress, including purchased equipment	22,691	21,007
Total cost	548,111	564,314
Accumulated depreciation	(355,330)	(356,525)
Property, plant, and equipment, net	$192,781	$207,789

Assets of our international subsidiaries are recorded in their respective functional currency; therefore, the carrying amounts of these assets increase or decrease, with a corresponding change in accumulated OCI, due to changes in foreign currency exchange rates. In addition, depreciation expense is impacted by the fluctuations in foreign exchange rates.

Depreciation expense	Three Months Ended March 31,
	2015	2014
	(in thousands)
Depreciation expense	$11,366	$14,522

Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, were as follows:

	March 31, 2015			December 31, 2014
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$387,286	$(347,529)	$39,757	$405,434	$(359,500)	$45,934
Customer contracts and relationships	242,624	(162,637)	79,987	262,930	(172,755)	90,175
Trademarks and trade names	64,624	(61,994)	2,630	68,205	(64,905)	3,300
Other	11,079	(11,022)	57	11,579	(11,079)	500
Total intangible assets	$705,613	$(583,182)	$122,431	$748,148	$(608,239)	$139,909

A summary of intangible asset activity is as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Beginning balance, intangible assets, gross	$748,148	$804,281
Intangible assets impaired	(497)	—
Effect of change in exchange rates	(42,038)	(2,073)
Ending balance, intangible assets, gross	$705,613	$802,208

Intangible assets impaired includes purchased software licenses to be sold to others. This amount was expensed as part of cost of revenues in the Consolidated Statement of Operations.

Intangible assets of our international subsidiaries are recorded in their respective functional currency; therefore, the carrying amounts and accumulated amortization of intangible assets increase or decrease, with a corresponding change in accumulated OCI, due to changes in foreign currency exchange rates. Amortization expense is scheduled to decrease in future periods.

Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Annual Amortization
(in thousands)
2015 (amount remaining at March 31, 2015)	$23,956
2016	24,768
2017	18,249
2018	12,558
2019	9,757
Beyond 2019	33,143
Total intangible assets subject to amortization	$122,431
Note 5:    Goodwill

The following table reflects goodwill allocated to each reporting segment as of March 31, 2015:

	Electricity	Gas	Water	Total Company
	(in thousands)
Balance at January 1, 2015
Goodwill before impairment	$449,668	$359,485	$382,655	$1,191,808
Accumulated impairment losses	(393,981)	—	(297,007)	(690,988)
Goodwill, net	55,687	359,485	85,648	500,820

Effect of change in exchange rates	(2,909)	(28,826)	(6,367)	(38,102)

Balance at March 31, 2015
Goodwill before impairment	413,862	330,659	344,253	1,088,774
Accumulated impairment losses	(361,084)	—	(264,972)	(626,056)
Goodwill, net	$52,778	$330,659	$79,281	$462,718

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

Note 6:    Debt

The components of our borrowings were as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Credit facility:
USD denominated term loan	$225,000	$232,500
Multicurrency revolving line of credit	136,310	91,469
Total debt	361,310	323,969
Less: current portion of debt	30,000	30,000
Long-term debt	$331,310	$293,969

Credit Facility
Our credit facility is dated August 5, 2011. The credit facility consists of a $300 million U.S. dollar term loan (the term loan) and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $660 million. Both the term loan and the revolver mature on August 8, 2016. Amounts borrowed under the revolver are classified as long-term and, during the credit facility term, may be repaid and reborrowed until the revolver's maturity, at which time the revolver will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the revolver are subject to a commitment fee, which is paid in arrears on the last day of each fiscal quarter, ranging from 0.20% to 0.40% per annum depending on our total leverage ratio as of the most recently ended fiscal quarter. Amounts repaid on the term loan may not be reborrowed. The credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, British pounds, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries, including a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of their first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The credit facility includes debt covenants, which contain certain financial ratio thresholds and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the credit facility at March 31, 2015.

Scheduled principal repayments for the term loan are due quarterly in the amount of $7.5 million through June 2016 with the remainder due at maturity on August 8, 2016. The term loan may be repaid early in whole or in part, subject to certain minimum thresholds, without penalty.

Under the credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total leverage ratio (as defined in the credit agreement). The applicable rates per annum may be based on either: (1) the LIBOR rate or EURIBOR rate, plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 1/2 of 1%, or (iii) one month LIBOR plus 1%. At March 31, 2015, the interest rate for both the term loan and the USD revolver was 1.68% (the LIBOR rate plus a margin of 1.50%), and the interest rate for the EUR revolver was 1.48% (the EURIBOR rate plus a margin of 1.50%).

Total credit facility repayments were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Term loan	$7,500	$5,625
Multicurrency revolving line of credit	14,873	25,000
Total credit facility repayments	$22,373	$30,625

At March 31, 2015, $136.3 million was outstanding under the credit facility revolver, and $53.0 million was utilized by outstanding standby letters of credit, resulting in $470.7 million available for additional borrowings.

Unamortized prepaid debt fees were as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Unamortized prepaid debt fees	$1,933	$2,298

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

The fair values of our derivative instruments were as follows:

		Fair Value
	Balance Sheet Location	March 31, 2015	December 31, 2014
		(in thousands)
Asset Derivatives
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other long-term assets	$—	$75
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	345	107
Total asset derivatives		$345	$182

Liability Derivatives
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other current liabilities	$1,255	$1,317
Interest rate swap contracts	Other long-term obligations	172	—
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	296	236
Total liability derivatives		$1,723	$1,553

OCI during the reporting periods for our derivative and nonderivative hedging instruments, net of tax, was as follows:

	2015	2014
	(in thousands)
Net unrealized loss on hedging instruments at January 1,	$(15,148)	$(15,636)
Unrealized gain (loss) on hedging instruments	(369)	(95)
Realized losses reclassified into net income (loss)	255	258
Net unrealized loss on hedging instruments at March 31,	$(15,262)	$(15,473)

Included in the net unrealized loss on hedging instruments at March 31, 2015 and 2014 is a loss of $14.4 million, net of tax, related to our nonderivative net investment hedge, which terminated in 2011. This loss on our net investment hedge will remain in accumulated OCI until such time when earnings are impacted by a sale or liquidation of the associated foreign operation.

A summary of the potential effect of netting arrangements on our financial position related to the offsetting of our recognized derivative assets and liabilities under master netting arrangements or similar agreements is as follows:

Offsetting of Derivative Assets
		Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets Presented in the Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
March 31, 2015	$345	$(267)	$—	$78

December 31, 2014	$182	$(182)	$—	$—

Offsetting of Derivative Liabilities
		Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities Presented in the Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
March 31, 2015	$1,723	$(267)	$—	$1,456

December 31, 2014	$1,553	$(182)	$—	$1,371

Our derivative assets and liabilities consist of foreign exchange forward and interest rate swap contracts with eight counterparties at March 31, 2015 and December 31, 2014. No derivative asset or liability balance with any of our counterparties was individually significant at March 31, 2015 or December 31, 2014. Our derivative contracts with each of these counterparties exist under agreements that provide for the net settlement of all contracts through a single payment in a single currency in the event of default. We have no pledges of cash collateral against our obligations nor have we received pledges of cash collateral from our counterparties under the associated derivative contracts.

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

In May 2012, we entered into six forward starting pay-fixed, receive one-month LIBOR interest rate swaps. The interest rate swaps convert $200 million of our LIBOR-based debt from a floating LIBOR interest rate to a fixed interest rate of 1.00% (excluding the applicable margin on the debt) and are effective from July 31, 2013 to August 8, 2016. These cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swaps are recorded as a component of OCI and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedges are recognized as adjustments to interest expense. The amount of net losses expected to be reclassified into earnings in the next 12 months is $1.3 million. At March 31, 2015, our LIBOR-based debt balance was $345.0 million.

We will continue to monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

The before-tax effect of our cash flow derivative instruments on the Consolidated Balance Sheets and the Consolidated Statements of Operations for the three months ended March 31 were as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
			Location	Amount		Location	Amount
	2015	2014		2015	2014		2015	2014
	(in thousands)			(in thousands)			(in thousands)
Three Months Ended March 31,
Interest rate swap contracts	$(597)	$(155)	Interest expense	$(412)	$(418)	Interest expense	$—	$—

Derivatives Not Designated as Hedging Relationships
We are exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 143 contracts were entered into during the three months ended March 31, 2015), which are not designated for hedge accounting, but rather with the intent to reduce earnings volatility associated with certain of these non-functional currency assets and liabilities. The notional amounts of the contracts ranged from $188,000 to $21.0 million, offsetting our exposures to the euro, British pound, Canadian dollar, Australian dollar, Mexican peso, and various other currencies.

The effect of our foreign exchange forward derivative instruments on the Consolidated Statements of Operations for the three months ended March 31 was as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
	Three Months Ended March 31,
	2015	2014
	(in thousands)
Foreign exchange forward contracts	$(2,796)	$(848)
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
Our defined benefit pension plans are denominated in the functional currencies of the respective countries in which the plans are sponsored; therefore, the balances increase or decrease, with a corresponding change in OCI, due to changes in foreign currency exchange rates. Amounts recognized on the Consolidated Balance Sheets consist of:

	March 31, 2015	December 31, 2014
	(in thousands)
Assets
Plan assets in other long-term assets	$481	$567

Liabilities
Current portion of pension plan liability in wages and benefits payable	3,833	4,552
Long-term portion of pension plan liability	91,652	101,432

Net pension plan benefit liability	$95,004	$105,417

Our net pension plan benefit liability decreased primarily due to the strengthening of the U.S. dollar compared with most foreign currencies at March 31, 2015 as compared with December 31, 2014.

Our asset investment strategy focuses on maintaining a portfolio using primarily insurance funds, which are accounted for as investments and measured at fair value, in order to achieve our long-term investment objectives on a risk adjusted basis. Our general funding policy for these qualified pension plans is to contribute amounts sufficient to satisfy regulatory funding standards of the respective countries for each plan. We contributed $30,000 and $26,000 to the defined benefit pension plans for the three months ended March 31, 2015 and 2014, respectively. The timing of contributions can vary by plan and from year to year. For 2015, assuming that actual plan asset returns are consistent with our expected rate of return, and that interest rates remain constant, we expect to contribute approximately $388,000 to our defined benefit pension plans. We contributed $375,000 to the defined benefit pension plans for the year ended December 31, 2014.
Net periodic pension benefit costs for our plans include the following components:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Service cost	$1,089	$948
Interest cost	620	893
Expected return on plan assets	(136)	(157)
Settlements and other	(1)	(2)
Amortization of actuarial net loss	497	123
Amortization of unrecognized prior service costs	15	18
Net periodic benefit cost	$2,084	$1,823
Note 9:    Stock-Based Compensation

We record stock-based compensation expense for awards of stock options and the issuance of restricted stock units and unrestricted stock awards. We expense stock-based compensation primarily using the straight-line method over the requisite service period. For the three months ended March 31, stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Stock options	$649	$554
Restricted stock units	3,326	3,800
Unrestricted stock awards	133	230
Total stock-based compensation	$4,108	$4,584

Related tax benefit	$1,149	$1,287

We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied.

Subject to stock splits, dividends, and other similar events, 7,473,956 shares of common stock are reserved and authorized for issuance under our Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan). Awards consist of stock options, restricted stock units, and unrestricted stock awards. At March 31, 2015, 2,752,503 shares were available for grant under the Stock Incentive Plan. The Stock Incentive Plan shares are subject to a fungible share provision such that the authorized share reserve is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

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

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2015	2014
Dividend yield	—%	—%
Expected volatility	34.5%	39.8%
Risk-free interest rate	1.7%	1.7%
Expected term (years)	5.5	5.5

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

A summary of our stock option activity for the three months ended March 31 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2014	1,180	$54.79	4.6	$1,300
Granted	147	35.19			$13.64
Exercised	(5)	35.71		25
Expired	—	—
Outstanding, March 31, 2014	1,322	$52.68	5.0	$613

Outstanding, January 1, 2015	1,123	$51.90	4.4	$1,676
Granted	204	35.29			$12.15
Exercised	(2)	26.65		17
Expired	(1)	37.40
Outstanding, March 31, 2015	1,324	$49.39	5.5	$451

Exercisable, March 31, 2015	922	$54.84	3.9	$73

Expected to vest, March 31, 2015	382	$36.91	9.2	$357

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

As of March 31, 2015, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $4.6 million, which is expected to be recognized over a weighted average period of approximately 2.2 years.

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

Beginning in 2013, the performance-based restricted stock units to be issued under the Long-Term Performance Restricted Stock Unit Award Agreement (Performance Award Agreement) were determined based on (1) our achievement of specified non-GAAP EPS targets, as established by the Board at the beginning of each year for each of the calendar years contained in the performance periods (2-year and 3-year awards in 2013 and 3-year awards in subsequent years) (the performance condition) and (2) our total shareholder return (TSR) relative to the TSR attained by companies that are included in the Russell 3000 Index during the performance periods (the market condition). Compensation expense, net of forfeitures, is recognized on a straight-line basis, and the units vest upon achievement of the performance condition, provided participants are employed by Itron at the end of the respective performance periods. For U.S. participants who retire during the performance period, a pro-rated number of restricted stock units (based on the number of days of employment during the performance period) immediately vest based on the attainment of the performance goals as assessed after the end of the performance period.
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

	Three Months Ended March 31,
	2015	2014
Dividend yield	—%	—%
Expected volatility	30.1%	30.9%
Risk-free interest rate	0.7%	0.2%
Expected term (years)	2.1	1.4

Weighted-average fair value	$33.46	$28.88

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

The following table summarizes restricted stock unit activity for the three months ended March 31:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value(1)
	(in thousands)		(in thousands)
Outstanding, January 1, 2014	658
Granted (2)	308	$35.38
Released	(236)		$11,666
Forfeited	(3)
Outstanding, March 31, 2014	727

Outstanding, January 1, 2015	682
Granted (2)	315	$35.30
Released	(266)		$10,888
Forfeited	(22)
Outstanding, March 31, 2015	709

Vested but not released, March 31, 2015	5		$181

Expected to vest, March 31, 2015	573		$20,919

(1)
The aggregate intrinsic value is the market value of the stock, before applicable income taxes, based on the closing price on the stock release dates or at the end of the period for restricted stock units expected to vest.

(2)
Restricted stock units granted in 2014 and 2015 do not include awards under the Performance Award Agreement for the respective years, as these awards are not granted until attainment of annual performance goals has been determined at the conclusion of the performance period, which had not occurred as of March 31, 2014 and 2015, respectively.

At March 31, 2015, unrecognized compensation expense on restricted stock units was $30.6 million, which is expected to be recognized over a weighted average period of approximately 2.2 years.

Unrestricted Stock Awards
We grant unrestricted stock awards to members of our Board of Directors as part of their compensation. Awards are fully vested and expensed when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of grant.

The following table summarizes unrestricted stock award activity for the three months ended March 31:

	Three Months Ended March 31,
	2015	2014
	(in thousands, except per share data)
Shares of unrestricted stock granted	3	6

Weighted average grant date fair value per share	$41.56	$40.63

Employee Stock Purchase Plan
Under the terms of the ESPP, employees can deduct up to 10% of their regular cash compensation to purchase our common stock at a 5% discount from the fair market value of the stock at the end of each fiscal quarter, subject to other limitations under the plan. The sale of the stock to the employees occurs at the beginning of the subsequent quarter. The ESPP is not considered compensatory, and no compensation expense is recognized for sales of our common stock to employees.

The following table summarizes ESPP activity for the three months ended March 31:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Shares of stock sold to employees(1)	10	14

(1)	Stock sold to employees during each fiscal quarter under the ESPP is associated with the offering period ending on the last day of the previous fiscal quarter.

There were approximately 435,000 shares of common stock available for future issuance under the ESPP at March 31, 2015.
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

Our tax expense for the first three months of 2015 differed from the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions, valuation allowances, discrete tax items, the benefit of certain interest expense deductions, and benefits of certain acquisition-related elections for tax purposes.

Our tax benefit for the first three months of 2014 was higher than the federal statutory benefit of 35% due to discrete tax benefits recognized.

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense recognized were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net interest and penalties expense	$301	$(543)

Accrued interest and penalties recorded were as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Accrued interest	$1,725	$1,755
Accrued penalties	2,557	2,671

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate were as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Unrecognized tax benefits related to uncertain tax positions	$27,003	$28,146
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	25,883	26,980

At March 31, 2015, we are under examination by certain tax authorities for the 2000 to 2013 tax years. The material jurisdictions where we are subject to examination include, among others, the United States, France, Germany, Italy, Brazil, and the United Kingdom. No material changes have occurred to previously disclosed assessments. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

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

Our available lines of credit, outstanding standby LOCs, and bonds were as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Credit facilities(1)
Multicurrency revolving line of credit	$660,000	$660,000
Long-term borrowings	(136,310)	(91,469)
Standby LOCs issued and outstanding	(52,950)	(50,399)
Net available for additional borrowings and LOCs	$470,740	$518,132

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$99,845	$106,855
Standby LOCs issued and outstanding	(29,605)	(28,636)
Short-term borrowings(2)	(4,927)	(4,282)
Net available for additional borrowings and LOCs	$65,313	$73,937

Unsecured surety bonds in force	$117,554	$116,306

(1)	Refer to Note 6 for details regarding our secured credit facilities.

(2)	Short-term borrowings are included in "Other current liabilities" on the Consolidated Balance Sheets.

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

CenterPoint, Tri-County, San Diego, and TNMP have denied all of the substantive allegations and filed counterclaims seeking a declaratory judgment that the patents are invalid and not infringed. In December 2011, the Judicial Panel on Multi-District Litigation consolidated all of these cases in the Western District of Oklahoma for pretrial proceedings. On April 17, 2011, the Oklahoma court stayed the litigation pending the resolution of re-examination proceedings in the United States Patent and Trademark Office (U.S. PTO). The U.S. PTO has issued re-examination certificates confirming the patentability of the original claims and allowing certain new claims added by Transdata. The parties conducted a claim construction hearing on February 5, 2013 on one claim term -- "electric meter circuitry." After initially adopting the defendants' proposed construction of the term, the Court granted Transdata's motion for reconsideration by order of June 25, 2013 and has adopted Transdata's proposed construction. On October 1, 2013, the Court issued an order construing other claim terms. Fact discovery closed on June 29, 2014. Opening and rebuttal expert reports have been served, and expert depositions have been taken. Both sides have also filed summary judgment motions. The U.S. PTO also instituted re-examinations on all three patents based on new requests but has recently issued Notices of Intent to Issue Re-examination Certificates for each. Petitions for inter partes review were also filed by General Electric (GE), but the Patent Trial and Appeal Board has found two of the three petitions are untimely because, under the Board’s analysis, GE is in privity with a defendant in the pending litigation (and thus was required to file within one year of the beginning of the litigation). No trials are scheduled. We do not believe this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which such a loss is recognized.

Itron and its subsidiaries are parties to various employment-related proceedings in jurisdictions where they do business. None of the proceedings are individually material to Itron, and we believe that we have made adequate provision such that the ultimate disposition of the proceedings will not materially affect Itron's business or financial condition.

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Beginning balance	$36,466	$45,146
New product warranties	1,800	1,231
Other changes/adjustments to warranties	4,009	2,093
Claims activity	(3,281)	(2,631)
Effect of change in exchange rates	(1,929)	185
Ending balance	37,065	46,024
Less: current portion of warranty	22,256	21,989
Long-term warranty	$14,809	$24,035

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to extended warranty contracts, and other changes and adjustments to warranties. Warranty expense for the three months ended March 31 was as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Total warranty expense	$5,809	$3,324

Warranty expense increased during the three months ended March 31, 2015 compared with the same period in 2014 primarily due to special warranty provisions for several customers.

Unearned Revenue Related to Extended Warranty
A summary of changes to unearned revenue for extended warranty contracts is as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Beginning balance	$34,138	$33,528
Unearned revenue for new extended warranties	605	848
Unearned revenue recognized	(649)	(669)
Effect of change in exchange rates	(194)	(117)
Ending balance	33,900	33,590
Less: current portion of unearned revenue for extended warranty	2,971	2,424
Long-term unearned revenue for extended warranty within other long-term obligations	$30,929	$31,166

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

Plan costs were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Plan costs	$6,513	$6,263

The IBNR accrual, which is included in wages and benefits payable, was as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
IBNR accrual	$1,987	$1,924

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

We began implementing these projects in the fourth quarter of 2014, and we expect to substantially complete these projects by the end of 2016. Certain aspects of the projects are subject to a variety of labor and employment laws, rules, and regulations, which could result in a delay in completing the projects at some locations. During the quarter ended March 31, 2015, the total expected restructuring costs decreased by approximately $6.9 million. This includes $5.4 million in restructuring expense release, recognized in the first quarter of 2015, primarily resulting from employees, originally identified to be terminated, voluntarily resigning or filling vacant positions in different departments or locations. The remainder of the change in expected costs results from the translation impact of foreign exchange rates.

The total expected restructuring costs, the restructuring costs recognized during the three months ended March 31, 2015, and the remaining expected restructuring costs as of March 31, 2015 were as follows:

	Total Expected Costs at March 31, 2015	Costs Recognized in Prior Periods	Costs Recognized During the Three Months Ended March 31, 2015	Remaining Costs to be Recognized at March 31, 2015
	(in thousands)
Employee severance costs	$41,431	$47,447	$(6,016)	$—
Asset impairments	8,219	7,952	267	—
Other restructuring costs	10,140	401	302	9,437
Total	$59,790	$55,800	$(5,447)	$9,437

Segments:
Electricity	$35,316	$29,660	$(3,127)	$8,783
Gas	12,918	12,185	502	231
Water	1,249	1,106	117	26
Corporate unallocated	10,307	12,849	(2,939)	397
Total	$59,790	$55,800	$(5,447)	$9,437

The following table summarizes the activity within the restructuring related balance sheet accounts during the three months ended March 31, 2015:

	Accrued Employee Severance	Asset Impairments & Net Loss on Sale or Disposal	Other Accrued Costs	Total
	(in thousands)
Beginning balance, January 1, 2015	$59,333	$—	$3,526	$62,859
Costs incurred and charged to expense	(6,016)	267	302	(5,447)
Cash payments	(3,209)	—	(480)	(3,689)
Non-cash items	—	(267)	—	(267)
Effect of change in exchange rates	(5,702)	—	(98)	(5,800)
Ending balance, March 31, 2015	$44,406	$—	$3,250	$47,656

Other restructuring costs include expenses for employee relocation, professional fees associated with employee severance, and costs to exit the facilities once the operations in those facilities have ceased. Costs associated with restructuring activities are generally presented in the Consolidated Statements of Operations as restructuring, except for certain costs associated with inventory write-downs, which are classified within cost of revenues, and accelerated depreciation expense, which is recognized according to the use of the asset.

The current portions of the restructuring related liability balances were $40.7 million and $49.1 million as of March 31, 2015 and December 31, 2014. The current portion of the liability is classified within "Other current liabilities" on the Consolidated Balance Sheets. The long-term portions of the restructuring related liability balances were $6.9 million and $13.8 million as of March 31, 2015 and December 31, 2014. The long-term portion of the restructuring liability is classified within "Other long-term obligations" on the Consolidated Balance Sheets, and includes facility exit costs and severance accruals.

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

The 2013 Projects resulted in approximately $26.2 million of restructuring expense, which was recognized from the third quarter of 2013 through the fourth quarter of 2014.

Note 13:    Shareholder's Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock would be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at March 31, 2015 and December 31, 2014.

Stock Repurchase Plan
On February 7, 2014, Itron's Board of Directors (the Board) authorized a 12-month repurchase program of up to $50 million in shares of our common stock, to begin on March 8, 2014, upon the expiration of the previous stock repurchase program. From March 8, 2014 through December 31, 2014, we repurchased 910,990 shares of our common stock, totaling $36.7 million. From January 1, 2015 through February 2015, we repurchased 335,251 shares of our common stock which fully utilized the remaining $13.3 million authorized under the program.

On February 19, 2015, the Board authorized a new repurchase program of up to $50 million of our common stock over a 12-month period, beginning February 19, 2015. From February 19, 2015 through March 31, 2015, we repurchased 84,000 shares of our common stock, totaling $3.1 million, and $46.9 million remains under the current program for future purchases.

Other Comprehensive Income (Loss)
OCI is reflected as a net increase (decrease) to Itron, Inc. shareholders’ equity and is not reflected in our results of operations. The before-tax amount, income tax (provision) benefit, and net-of-tax amount related to each component of other comprehensive income (loss) during the reporting periods are as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Before-tax amount
Foreign currency translation adjustment	$(61,544)	$(3,523)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(597)	(155)
Net hedging loss (gain) reclassified into net income	412	418
Pension plan benefits liability adjustment	511	139
Total other comprehensive income (loss), before tax	(61,218)	(3,121)

Tax (provision) benefit
Foreign currency translation adjustment	454	149
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	228	60
Net hedging loss (gain) reclassified into net income	(157)	(160)
Pension plan benefits liability adjustment	(7)	(42)
Total other comprehensive income (loss) tax (provision) benefit	518	7

Net-of-tax amount
Foreign currency translation adjustment	(61,090)	(3,374)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(369)	(95)
Net hedging loss (gain) reclassified into net income	255	258
Pension plan benefits liability adjustment	504	97
Total other comprehensive income (loss), net of tax	$(60,700)	$(3,114)

The changes in the components of accumulated other comprehensive income (loss) (AOCI), net of tax, were as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Plan Benefit Liability Adjustments	Total
	(in thousands)
Balances at January 1, 2014	$3,799	$(1,256)	$(14,380)	$(9,885)	$(21,722)
OCI before reclassifications	(3,374)	(95)	—	(2)	(3,471)
Amounts reclassified from AOCI	—	258	—	99	357
Total other comprehensive income (loss)	(3,374)	163	—	97	(3,114)
Balances at March 31, 2014	$425	$(1,093)	$(14,380)	$(9,788)	$(24,836)

Balances at January 1, 2015	$(86,534)	$(768)	$(14,380)	$(34,832)	$(136,514)
OCI before reclassifications	(61,090)	(369)	—	(1)	(61,460)
Amounts reclassified from AOCI	—	255	—	505	760
Total other comprehensive income (loss)	(61,090)	(114)	—	504	(60,700)
Balances at March 31, 2015	$(147,624)	$(882)	$(14,380)	$(34,328)	$(197,214)

Details about the AOCI components reclassified to the Consolidated Statements of Operations during the reporting periods are as follows:

	Amount Reclassified from AOCI(1)
	Three Months Ended March 31,		Affected Line Item in the Consolidated Statements of Operations
	2015	2014
	(in thousands)
Amortization of defined benefit pension items
Prior-service costs	$(15)	$(18)	(2)
Actuarial losses	(497)	(123)	(2)
Total, before tax	(512)	(141)	Income (loss) before income taxes
Tax benefit (provision)	7	42	Income tax benefit (provision)
Total, net of tax	(505)	(99)	Net income (loss)

Total reclassifications for the period, net of tax	$(505)	$(99)	Net income (loss)

(1)	Amounts in parenthesis indicate debits to the Consolidated Statements of Operations.

(2)	These AOCI components are included in the computation of net periodic pension cost. Refer to Note 8 for additional details.

Refer to Note 7 for additional details related to derivative activities that resulted in reclassification of AOCI to the Consolidated Statements of Operations.

Note 14:    Fair Values of Financial Instruments

The fair values at March 31, 2015 and December 31, 2014 do not reflect subsequent changes in the economy, interest rates, and other variables that may affect the determination of fair value. The following table presents the fair values of our financial instruments as of the balance sheet dates:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Assets
Cash and cash equivalents	$118,084	$118,084	$112,371	$112,371
Foreign exchange forwards	345	345	107	107
Interest rate swaps	—	—	75	75

Liabilities
Credit facility
USD denominated term loan	$225,000	$224,278	$232,500	$231,645
Multicurrency revolving line of credit	136,310	135,744	91,469	91,124
Interest rate swaps	1,427	1,427	1,317	1,317
Foreign exchange forwards	296	296	236	236

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

We have three GAAP measures of segment performance: revenue, gross profit (margin), and operating income (margin). Our operating segments have distinct products, and, therefore, intersegment revenues are minimal. Certain operating expenses are allocated to the operating segments based upon internally established allocation methodologies. Corporate operating expenses, interest income, interest expense, other income (expense), and income tax provision (benefit) are not allocated to the segments, nor included in the measure of segment profit or loss. In addition, we allocate only certain production assets and intangible assets to our operating segments. We do not manage the performance of the segments on a balance sheet basis.

Segment Products

Electricity
Standard electricity (electromechanical and electronic) meters; advanced electricity meters and communication modules; smart electricity meters; smart electricity communication modules; prepayment systems, including smart key, keypad, and smart card communication technologies; advanced systems including handheld, mobile, and fixed network collection technologies; smart network technologies; meter data management software; knowledge application solutions; installation; implementation; and professional services including consulting and analysis.

Gas
Standard gas meters; advanced gas meters and communication modules; smart gas meters; smart gas communication modules; prepayment systems, including smart key, keypad, and smart card communication technologies; advanced systems, including handheld, mobile, and fixed network collection technologies; smart network technologies; meter data management software; knowledge application solutions; installation; implementation; and professional services including consulting and analysis.

Water
Standard water and heat meters; advanced and smart water meters and communication modules; smart heat meters; advanced systems including handheld, mobile, and fixed network collection technologies; meter data management software; knowledge application solutions; installation; implementation; and professional services including consulting and analysis.

Revenues, gross profit, and operating income associated with our segments were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenues
Electricity	$193,852	$180,218
Gas	125,089	146,109
Water	129,306	148,468
Total Company	$448,247	$474,795

Gross profit
Electricity	$55,120	$42,740
Gas	43,516	58,406
Water	39,563	53,389
Total Company	$138,199	$154,535

Operating income (loss)
Electricity	$2,396	$(22,969)
Gas	13,592	25,724
Water	8,097	20,643
Corporate unallocated	(10,546)	(18,859)
Total Company	13,539	4,539
Total other income (expense)	(2,611)	(5,310)
Income before income taxes	$10,928	$(771)

For the three months ended March 31, 2015 and March 31, 2014, no single customer represented more than 10% of total Company or the Electricity, Gas, or Water operating segment revenues.

Revenues by region were as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
United States and Canada	$231,136	$200,370
Europe, Middle East, and Africa	174,654	223,504
Other	42,457	50,921
Total revenues	$448,247	$474,795

Depreciation and amortization expense associated with our segments was as follows:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Electricity	$9,147	$12,767
Gas	5,326	6,649
Water	4,793	6,094
Corporate Unallocated	73	82
Total Company	$19,339	$25,592

Note 16: Subsequent Event

Stock Repurchases
Subsequent to March 31, 2015, we repurchased 52,775 shares of our common stock under the stock repurchase program authorized by the Board of Directors on February 19, 2015. The average price paid per share was $36.79.

Item 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes included in this report and with our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (SEC) on February 20, 2015.

Documents we provide to the SEC are available free of charge under the Investors section of our website at www.itron.com as soon as practicable after they are filed with or furnished to the SEC. In addition, these documents are available at the SEC’s website (http://www.sec.gov), at the SEC’s Headquarters at 100 F Street, NE, Washington, DC 20549, or by calling 1-800-SEC-0330.

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, revenues, earnings growth, liquidity, and other items. This document reflects our current plans and expectations and is based on information currently available as of the date of this Quarterly Report on Form 10-Q. When we use the words “expect,” “intend,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “future,” “objective,” “may,” “will,” “will continue,” and similar expressions, they are intended to identify forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. These assumptions and estimates could be inaccurate and cause our actual results to vary materially from expected results. Risks and uncertainties include 1) the rate and timing of customer demand for our products, 2) changes in estimated liabilities for product warranties and/or litigation, 3) changes in foreign currency exchange rates and interest rates, 4) rescheduling or cancellations of current customer orders and commitments, 5) our dependence on customers' acceptance of new products and their performance, 6) competition, 7) changes in domestic and international laws and regulations, 8) international business risks, 9) our own and our customers' or suppliers' access to and cost of capital, 10) future business combinations, and 11) other factors. You should not solely rely on these forward-looking statements as they are only valid as of the date of this Quarterly Report on Form 10-Q. We do not have any obligation to publicly update or revise any forward-looking statement in this document. For a more complete description of these and other risks, refer to Item 1A: “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the SEC on February 20, 2015.

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

We have three measures of segment performance under U.S. generally accepted accounting principles (GAAP): revenue, gross profit (margin), and operating income (margin). In addition, we measure segment performance using non-GAAP operating income. Intersegment revenues are minimal. Certain operating expenses are allocated to the operating segments based upon internally established allocation methodologies. Interest income, interest expense, other income (expense), income tax provision (benefit), and certain corporate operating expenses are not allocated to the segments, nor included in the measures of segment performance. See pages 47-49 for information about our non-GAAP measures and reconciliations to the most comparable GAAP measures.

Overview

Revenues for the three months ended March 31, 2015 were $448 million compared with $475 million in the same period last year. Total revenue was unfavorably impacted by $43.6 million due to changes in foreign exchange rates. Apart from the foreign exchange impact, revenues increased in the Electricity segment by $25.6 million and decreased by $8.5 million in the Gas segment. Water segment revenues were flat. Gross margin for the three months ended March 31, 2015 was 30.8%, compared with 32.5% for the same period in 2014. Gross margin was lower in 2015 as the result of declines in the Gas and Water segments, partially offset by an improvement in Electricity.

GAAP operating expenses for the three months ended March 31, 2015 were lower by $25.3 million compared with the same period in 2014. Total operating expenses were favorably impacted by $14.7 million due to changes in foreign exchange rates. Apart from the foreign exchange impact, operating expense categories were lower in 2015 as compared with 2014, with the largest decreases in restructuring expense, sales and marketing expense, and amortization expense.

Total backlog was $1.4 billion and twelve-month backlog was $779 million at March 31, 2015.

In November 2014, our management approved restructuring projects (2014 Projects) to restructure our Electricity business and related general and administrative activities, along with certain Gas and Water activities, to improve operational efficiencies and reduce expenses. The 2014 Projects include consolidation of certain facilities and reduction of our global workforce. We began implementing these projects in the fourth quarter of 2014, and we expect to substantially complete these projects by the end of 2016. Certain aspects of the projects are subject to a variety of labor and employment laws, rules, and regulations, which could result in a delay in completing the projects at some locations. During the quarter ended March 31, 2015, the total expected restructuring costs decreased by approximately $6.9 million. This includes $5.4 million in restructuring expense release, recognized in the first quarter of 2015, primarily resulting from employees, originally identified to be terminated, voluntarily resigning or filling vacant positions in different departments or locations. The remainder of the change in expected costs results from the translation impact of foreign exchange rates.

Total Company GAAP and Non-GAAP Highlights and Unit Shipments

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands, except margin and per share data)
GAAP
Revenues	$448,247	$474,795	(6)%
Gross Profit	$138,199	$154,535	(11)%
Operating Expense	$124,660	$149,996	(17)%
Operating Income	$13,539	$4,539	198%
Other Income (Expense)	$(2,611)	$(5,310)	(51)%
Income tax benefit (provision)	$(5,563)	$653	N/A
Net income (loss) attributable to Itron, Inc.	$4,910	$(254)	N/A

Non-GAAP (1)
Operating Expense	$119,810	$131,936	(9)%
Operating Income	$18,389	$22,599	(19)%
Net Income	$7,811	$12,243	(36)%

GAAP Margins and Earnings Per Share
Gross Margin	30.8%	32.5%
Operating Margin	3.0%	1.0%
Basic EPS	$0.13	$(0.01)
Diluted EPS	$0.13	$(0.01)

Non-GAAP Earnings Per Share (1)
Diluted EPS	$0.20	$0.31

(1)
These measures exclude certain expenses that we do not believe are indicative of our core operating results. See pages 47-49 for information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Revenues by Region
United States and Canada (North America)	$231,136	$200,370
Europe, Middle East, and Africa (EMEA)	174,654	223,504
Other	42,457	50,921
Total revenues	$448,247	$474,795

The 2015 revenues in EMEA region and Other region were adversely impacted by $35.6 million and $6.8 million, respectively, due to changes in foreign exchange rates.

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

Our revenue is driven significantly by sales of meters and communication modules. A summary of our meter and communication module shipments is as follows:

	Three Months Ended March 31,
	2015	2014
	(units in thousands)
Meters
Standard	4,740	4,850
Advanced and smart	1,540	1,520
Total meters	6,280	6,370

Stand-alone communication modules
Advanced and smart	1,310	1,350

Revenues
Revenues decreased $26.5 million, or 6%, for the three months ended March 31, 2015, compared with the same period in 2014. Total revenue was unfavorably impacted by $43.6 million due to changes in foreign exchange rates. Apart from the foreign exchange impact, revenues increased in the Electricity segment by $25.6 million and decreased by $8.5 million in the Gas segment. Water segment revenues were flat. A more detailed analysis of revenue fluctuations is provided in Operating Segment Results.

No single customer accounted for more than 10% of total Company revenues during the three months ended March 31, 2015 and March 31, 2014. Our 10 largest customers accounted for 23% of total revenues during the three months ended March 31, 2015 and 20% of total revenues during the three months ended March 31, 2014.

Gross Margins
Gross margin for the first quarter of 2015 was 30.8%, compared with 32.5% for the same period in 2014. The reduction in gross margin 2015 was driven by declines in the Gas and Water segments, offset partially by improvement in the Electricity segment. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

Operating Expenses

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands)	(in thousands)
Sales and marketing	$41,027	$47,609	(14)%
Product development	41,522	44,409	(7)%
General and administrative	39,585	40,407	(2)%
Amortization of business acquisition-related intangible assets	7,973	11,070	(28)%
Restructuring	(5,447)	5,524	N/A
Goodwill impairment	—	977	N/A
Total operating expenses	$124,660	$149,996	(17)%

Operating expenses decreased $25.3 million for the three months ended March 31, 2015. This decrease was primarily the result of favorable foreign exchange impact of $14.7 million, as well as a decrease in restructuring expense. A more detailed analysis of operating expenses fluctuations is provided in Operating Segment Results.

Non-GAAP Operating Expenses
Total non-GAAP operating expenses, as a percentage of revenues, was 27% for the three months ended March 31, 2015 and was 28% for the same period in 2014. For non-GAAP purposes, general and administrative expense excludes acquisition-related costs, which were $2.3 million and $489,000 for the three months ended March 31, 2015 and 2014. In 2015, acquisition costs represented primarily legal costs associated with the product development contract litigation from the SmartSynch, Inc. acquisition, which was settled in February 2015. The improvement in non-GAAP operating expenses in 2015 was driven by a $12.2 million benefit of changes in foreign exchange rates.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands)
Interest income	$47	$97	(52)%
Interest expense	(2,292)	(2,505)	(9)%
Amortization of prepaid debt fees	(390)	(404)	(3)%
Other income (expense), net	24	(2,498)	N/A
Total other income (expense)	$(2,611)	$(5,310)	(51)%

Interest income: Interest income is generated from our cash and cash equivalents balances and certain deposits on hand with third parties. Interest income is lower as the result of lower interest rates for the three months ended March 31, 2015 as compared with the same period in 2014.

Interest expense: Interest expense for the three months ended March 31, 2015 decreased due to a lower outstanding debt balance. Average total debt outstanding was $342.8 million and $375.0 million for the quarters ended March 31, 2015 and 2014.

Amortization of prepaid debt fees: Amortization of prepaid debt fees for the three months ended March 31, 2015 remained consistent with the same period in 2014. Refer to Item 1: “Financial Statements Note 6: Debt” for additional details related to our long-term borrowings.

Other income (expense), net: Other expenses, net, consist primarily of unrealized and realized foreign currency gains and losses from balances denominated in currencies other than the reporting entity's functional currency and other non-operating income (expenses). As a result of currency movements in certain markets in which we do business, foreign currency gains, net of hedging, were $177,000 for the three months ended March 31, 2015, compared with foreign currency losses, net of hedging, of $2.1 million in the same period in 2014.

Income Tax Benefit (Provision)

For the three months ended March 31, 2015, the income tax provision was $5.6 million compared with an income tax benefit of $653,000 in the same period in 2014. Our tax expense for the first three months of 2015 differed from the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions, valuation allowances, discrete tax items, the benefit of certain interest expense deductions, and benefits of certain acquisition-related elections for tax purposes. Our tax benefit for the first three months of 2014 was higher than the federal statutory benefit of 35% due to discrete tax benefits recognized.

Operating Segment Results

For a description of our operating segments, refer to Item 1: “Financial Statements Note 15: Segment Information”.

	Three Months Ended March 31,
	2015	2014	% Change
Segment Revenues	(in thousands)
Electricity	$193,852	$180,218	8%
Gas	125,089	146,109	(14)%
Water	129,306	148,468	(13)%
Total revenues	$448,247	$474,795	(6)%

	Three Months Ended March 31,
	2015		2014
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(in thousands)		(in thousands)
Electricity	$55,120	28.4%	$42,740	23.7%
Gas	43,516	34.8%	58,406	40.0%
Water	39,563	30.6%	53,389	36.0%
Total gross profit and margin	$138,199	30.8%	$154,535	32.5%

	Three Months Ended March 31,
	2015	2014	% Change
Segment Operating Expenses	(in thousands)
Electricity	$52,724	$65,709	(20)%
Gas	29,924	32,682	(8)%
Water	31,466	32,746	(4)%
Corporate unallocated	10,546	18,859	(44)%
Total operating expenses	$124,660	$149,996	(17)%

	Three Months Ended March 31,
	2015		2014
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss) and Operating Margin	(in thousands)		(in thousands)
Electricity	$2,396	1%	$(22,969)	(13)%
Gas	13,592	11%	25,724	18%
Water	8,097	6%	20,643	14%
Corporate unallocated	(10,546)		(18,859)
Total Company	$13,539	3%	$4,539	1%

	Three Months Ended March 31,
	2015		2014
	Non-GAAP Operating Income (Loss)	Non-GAAP Operating Margin	Non-GAAP Operating Income (Loss)	Non-GAAP Operating Margin
Non-GAAP Segment Operating Income (Loss) (1)	(in thousands)		(in thousands)
Electricity	$6,048	3%	$(15,925)	(9)%
Gas	16,064	13%	28,110	19%
Water	9,762	8%	23,426	16%
Corporate unallocated	(13,485)		(13,012)
Total Company	$18,389	4%	$22,599	5%

(1)
These measures exclude certain expenses that we do not believe are indicative of our core operating results. See pages 47-49 for information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Electricity:

Revenues - Three months ended March 31, 2015 vs. Three months ended March 31, 2014
Electricity revenues increased $13.6 million, or 8%, for the three months ended March 31, 2015, compared with the same period in 2014. Foreign exchange rates negatively impacted Electricity revenues by $12.0 million. Apart from foreign currency impacts, other drivers impacting revenues include increased product shipments and professional services in North America totaling $20.1 million and $11.3 million, respectively, partially offset by lower product revenue in our EMEA region of $5.2 million.

No single customer accounted for more than 10% of the Electricity operating segment revenues during the three months ended March 31, 2015 and 2014.

Gross Margin - Three months ended March 31, 2015 vs. Three months ended March 31, 2014
Electricity gross margin was 28.4% for the three months ended March 31, 2015, compared with 23.7% for the three months ended March 31, 2014. In 2015, gross margin increased 470 basis points over the prior year, primarily as the result of more favorable product mix, as well as reduced warranty costs. In addition, 2014 included a net charge of $2.5 million on an OpenWay project in North America, and there were no such charges in 2015. Gross margin improved in all regions.

Operating Expenses - Three months ended March 31, 2015 vs. Three months ended March 31, 2014
Electricity operating expenses decreased $13.0 million, or 20%, for the three months ended March 31, 2015, compared with the same period in 2014. Operating expenses were favorably impacted by $5.4 million of foreign exchange rate changes. Apart from foreign exchange impact, operating expenses decreased primarily due to a decrease of $2.6 million in restructuring expense and $1.4 million in lower amortization of intangible asset expense, as well as reduced sales and marketing and product development costs totaling $2.6 million. Additionally, in 2014, we recognized a goodwill impairment charge of $1.0 million. There were no goodwill impairment charges in 2015. These improvements were partially offset by an increase of $1.9 million, from $442,000 in 2014 to $2.3 million in 2015, in acquisition-related costs, which are classified within general and administrative expense. In 2015, acquisition-related costs represented primarily legal costs associated with the product development contract litigation from the SmartSynch, Inc. acquisition, which was settled in February 2015.

Non-GAAP Operating Expenses - Three months ended March 31, 2015 vs. Three months ended March 31, 2014
Total non-GAAP operating expenses, as a percentage of revenues, was 25% for the three months ended March 31, 2015 and was 33% for the same period in 2014. Acquisition-related costs are excluded from general and administrative expenses for non-GAAP purposes. The overall improvement in non-GAAP operating expenses, represented by the lower ratio as a percentage of revenue, in 2015 was driven by increased revenues, cost reductions resulting from our restructuring projects, and lower litigation and other reserves.

Gas:

Revenues - Three months ended March 31, 2015 vs. Three months ended March 31, 2014
Gas revenues decreased $21.0 million, or 14%, for the three months ended March 31, 2015, compared with the first quarter of 2014. Foreign exchange rates had an unfavorable impact of $12.5 million in the first quarter of 2015. Apart from foreign currency impacts, this decrease was primarily driven by decreased product shipments of $8.0 million in EMEA.

No single customer accounted for more than 10% of the Gas operating segment revenues during the three months ended March 31, 2015 and 2014.

Gross Margin - Three months ended March 31, 2015 vs. Three months ended March 31, 2014
Gas gross margin was 34.8% for the three months ended March 31, 2015, compared with 40.0% for the same period in 2014. This decrease of 520 basis points was driven by lower volumes and less favorable product mix in EMEA and North America and $1.2 million of increased warranty expense.

Operating Expenses - Three months ended March 31, 2015 vs. Three months ended March 31, 2014
Gas operating expenses decreased $2.8 million, or 8%, for the three months ended March 31, 2015, compared with the same period in 2014. Foreign currency exchange rates had a $3.6 million favorable impact to operating expenses. In addition to the foreign currency impact, there was $1.5 million in lower sales and marketing and amortization of intangible assets expenses, partially offset by higher general and administrative expenses and restructuring costs during the quarter.

Non-GAAP Operating Expenses - Three months ended March 31, 2015 vs. Three months ended March 31, 2014
Total non-GAAP operating expenses, as a percentage of revenues, was 22% for the three months ended March 31, 2015 and was 21% for the same period in 2014. The total as a percentage of revenue increased in 2015 as the result of lower revenues during the period.

Water:

Revenues - Three months ended March 31, 2015 vs. Three months ended March 31, 2014
Revenues decreased $19.2 million, or 13%, for the three months ended March 31, 2015, compared with the first quarter of 2014. This was the result of $19.2 million unfavorable foreign exchange impact. In addition to the foreign exchange impact, modest increases in EMEA and Asia/Pacific totaling $2.2 million were entirely offset by a decline in Latin America.

No single customer represented more than 10% of the Water operating segment revenues during the three months ended March 31, 2015 and 2014.

Gross Margin - Three months ended March 31, 2015 vs. Three months ended March 31, 2014
Water gross margin decreased to 30.6% for the three months ended March 31, 2015, compared with 36.0% for the same period last year, primarily as the result of $4.4 million of increased warranty cost and a less favorable product mix in EMEA and Latin America.

Operating Expenses - Three months ended March 31, 2015 vs. Three months ended March 31, 2014
Operating expenses for the three months ended March 31, 2015 decreased by $1.3 million, or 4%, over the first quarter of 2014, primarily as the result of $4.3 million in favorable impact from foreign exchange rates. Apart from foreign currency impact, there was $3.6 million in increased sales and marketing, product development, and general and administrative costs. Additionally, amortization of intangible assets decreased in 2015 as scheduled, by $334,000.

Non-GAAP Operating Expenses - Three months ended March 31, 2015 vs. Three months ended March 31, 2014
Total non-GAAP operating expenses, as a percentage of revenues, was 23% for the three months ended March 31, 2015 and 20% for the same period in 2014. The increase in operating expenses in 2015 as a percentage of revenue was driven by a decline in revenues during the period.

Corporate unallocated:

Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses decreased by $8.3 million for the three months ended March 31, 2015 due to $7.5 million in lower restructuring expense, as well as favorable foreign exchange rate impact of $1.4 million.

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

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
	(in millions)
March 31, 2015	$424	$1,438	$779
December 31, 2014	648	1,486	747
September 30, 2014	514	1,345	700
June 30, 2014	478	1,330	675
March 31, 2014	745	1,333	614

Information on bookings by our operating segments is as follows:

Quarter Ended	Total Bookings	Electricity	Gas	Water
	(in millions)
March 31, 2015	$424	$191	$109	$124
December 31, 2014	648	167	348	133
September 30, 2014	514	247	128	139
June 30, 2014	478	197	142	139
March 31, 2014	745	463	135	147

Financial Condition

Cash Flow Information:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Operating activities	$(3,955)	$66,761
Investing activities	(9,590)	(8,397)
Financing activities	25,923	(35,507)
Effect of exchange rates on cash and cash equivalents	(6,665)	(1,335)
Increase in cash and cash equivalents	$5,713	$21,522

Cash and cash equivalents was $118.1 million at March 31, 2015, compared with $112.4 million at December 31, 2014.

Operating activities
Cash used by operating activities during the three months ended March 31, 2015 was $4.0 million compared with $66.8 million of cash provided during the same period in 2014. The decreased cash flow was due to $23.3 million in increased payments of other current liabilities, including litigation payments and restructuring accrual release during the first three months of 2015, as well as $10.6 million of increased wages and benefits payments due to 2014 variable compensation payouts paid in 2015. Cash paid for taxes increased $20.1 million, due to a significant payment made in North America based on 2014 results. In addition, net accounts receivable collections were $13.4 million less in 2015 as compared with 2014, while inventory build up was $7.7 million higher. These uses of cash were partially offset by $8.6 million of lower payments of accounts payable during the period due to payment timing.

Investing activities
Cash used in investing activities during the three months ended March 31, 2015 was $1.2 million higher compared with the same period in 2014, primarily due to an increase in the acquisition of property, plant, and equipment of $908,000.

Financing activities
Net cash provided by financing activities during the three months ended March 31, 2015 was $25.9 million, compared with a cash use of $35.5 million for the same period in 2014. The increased cash provided by financing activities is primarily a result of draws on our revolving line of credit of $63.0 million in the first three months of 2015 while no draws occurred during the same period in 2014. In addition, debt repayments decreased by $8.3 million. This was partially offset by $13.4 million in increased share repurchases. Refer to Part II, Item 2: "Unregistered Sale of Equity Securities and Use of Proceeds" for additional details related to our share repurchase program.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations for the three months ended March 31, 2015 was a decrease of $6.7 million, compared with a decrease of $1.3 million for the same period in 2014. The increased impact of exchange rates is the result of a strengthening of the dollar compared with most foreign currencies during the three months ended March 31, 2015.

Free cash flow (Non-GAAP)
To supplement our consolidated statements of cash flows presented on a GAAP basis, we use the non-GAAP measure of free cash flow to analyze cash flows generated from our operations. The presentation of non-GAAP free cash flow is not meant to be considered in isolation or as an alternative to net income as an indicator of our performance, or as an alternative to cash flows from operating activities as a measure of liquidity. We calculate free cash flows, using amounts from our Consolidated Statements of Cash Flows, as follows:

	Three Months Ended March 31,
	2015	2014	% Change
	(in thousands)
Net cash provided by (used in) operating activities	$(3,955)	$66,761	N/A
Acquisitions of property, plant, and equipment	(9,472)	(8,564)	11%
Free cash flow	$(13,427)	$58,197	N/A

Free cash flow (non-GAAP) decreased almost exclusively as a result of cash used in operating activities. See the cash flow discussion of operating activities above.

Off-balance sheet arrangements:

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at March 31, 2015 and December 31, 2014 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Liquidity and Capital Resources:

Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital, which represents current assets less current liabilities, was $279.7 million at March 31, 2015, compared with $261.9 million at December 31, 2014.

Borrowings
Our credit facility consists of a $300 million U.S. dollar term loan and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $660 million. At March 31, 2015, $136.3 million was outstanding under the revolver, and $53.0 million was utilized by outstanding standby letters of credit, resulting in $470.7 million available for additional borrowings.

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

Share Repurchase
On February 19, 2015, the Board authorized a new repurchase program of up to $50 million of our common stock over a 12-month period, beginning February 19, 2015. From February 19, 2015 through March 31, 2015, we repurchased 84,000 shares of our common stock, totaling $3.1 million, and $46.9 million remains under the current program for future purchases.

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

We began implementing these projects in the fourth quarter of 2014, and we expect to substantially complete these projects by the end of 2016. Certain aspects of the projects are subject to a variety of labor and employment laws, rules, and regulations, which could result in a delay in completing the projects at some locations. During the quarter ended March 31, 2015, the total expected restructuring costs decreased by approximately $6.9 million. This includes $5.4 million in restructuring expense release, recognized in the first quarter of 2015, primarily resulting from employees, originally identified to be terminated, voluntarily resigning or filling vacant positions in different departments or locations. The remainder of the change in expected costs results from the translation impact of foreign exchange rates.

At March 31, 2015, the current and long-term portions of the restructuring related liability balances were $40.7 million and $6.9 million, respectively. For further details regarding our restructuring activities, refer to Item 1: “Financial Statements, Note 12: Restructuring.”

Other Liquidity Considerations
We have tax credits and net operating loss carryforwards in various jurisdictions that are available to reduce cash taxes. However, utilization of tax credits and net operating losses are limited in certain jurisdictions. Based on current projections, we expect to pay, net of refunds, approximately $1.1 million in state taxes, $21.3 million in U.S federal taxes, and $11.9 million in local and foreign taxes in 2015. For a discussion of our tax provision and unrecognized tax benefits, see Item 1: “Financial Statements, Note 10: Income Taxes.”

At March 31, 2015, we are under examination by certain tax authorities for the 2000 to 2013 tax years. The material jurisdictions where we are subject to examination include, among others, the United States, France, Germany, Italy, Brazil, and the United Kingdom. No material changes have occurred to previously disclosed assessments. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

We have not provided U.S. deferred taxes related to the cash in certain foreign subsidiaries because our investment is considered permanent in duration. As of March 31, 2015, there was $47.5 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. If this cash were repatriated to fund U.S. operations, additional tax costs may be required. Tax is one of the many factors that we consider in the management of global cash. Included in the determination of the tax costs in repatriating foreign cash into the United States are the amount of earnings and profits in a particular jurisdiction, withholding taxes that would be imposed, and available foreign tax credits. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

In several of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc, we consolidate them because we have a greater than 50% ownership interest or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. Approximately $30.2 million of our consolidated cash balance at March 31, 2015 is held in our joint venture entities. As a result, the minority shareholders of these entities control their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from these entities.

For a description of our funded and unfunded non-U.S. defined benefit pension plans and our expected 2015 contributions, refer to Item 1: “Financial Statements, Note 8: Defined Benefit Pension Plans.”

For a description of our bonus and profit sharing plans, including the amounts accrued at March 31, 2015 and the expected timing of payment, refer to Bonus and Profit Sharing within Critical Accounting Estimates below.

General Liquidity Overview
We expect to grow through a combination of internal new product development, licensing technology from and to others, distribution agreements, partnering arrangements, and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings, and the sale of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the next 12 months and into the foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the electricity, gas, and water industries, competitive pressures, changes in estimated liabilities for product warranties and/or litigation, future business combinations, capital market fluctuations, international risks, and other factors described under “Risk Factors” within Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the SEC on February 20, 2015, as well as “Quantitative and Qualitative Disclosures About Market Risk” within Item 3 of Part I included in this Quarterly Report on Form 10-Q.

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
Under contract accounting, if we estimate that the completion of a contract component (unit of accounting) will result in a loss, the loss is recognized in the period in which the loss becomes evident. We reevaluate the estimated loss through the completion of the contract component, and adjust the estimated loss for changes in facts and circumstances.

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

We allocate consideration to each deliverable in an arrangement based on its relative selling price. We determine selling price using vendor specific objective evidence (VSOE), if it exists, otherwise we use third-party evidence (TPE). We define VSOE as a median price of recent standalone transactions that are priced within a narrow range. TPE is determined based on the prices charged by our competitors for a similar deliverable when sold separately. If neither VSOE nor TPE of selling price exists for a unit of accounting, we use estimated selling price (ESP). The objective of ESP is to determine the price at which we would transact if the product or service were regularly sold by us on a standalone basis. Our determination of ESP involves a weighting of several factors based on the specific facts and circumstances of the arrangement. The factors considered include the cost to produce the deliverable, the anticipated margin on that deliverable, our ongoing pricing strategy and policies, and the characteristics of the varying markets in which the deliverable is sold.
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

Based on our qualitative analysis as of October 1, 2014, we determined that it was more likely than not that the fair value of the Electricity, Gas and Water reporting units exceeded their respective carrying values. As a result, it was not necessary to complete the two-step impairment test for those reporting units.

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

Our general funding policy for these qualified pension plans is to contribute amounts at least sufficient to satisfy funding standards of the respective countries for each plan. Refer to Item 1: “Financial Statements, Note 8: Defined Benefit Pension Plans” for our expected contributions for 2015.

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

Bonus and Profit Sharing
We have various employee bonus and profit sharing plans, which provide award amounts for the achievement of annual financial and nonfinancial targets. If management determines it probable that the targets will be achieved and the amounts can be reasonably estimated, a compensation accrual is recorded based on the proportional achievement of the financial and nonfinancial targets. Although we monitor and accrue expenses quarterly based on our estimated progress toward the achievement of the annual targets, the actual results at the end of the year may require awards that are significantly greater or less than the estimates made in earlier quarters. For the three months ended March 31, 2015, we accrued $7.9 million compared with $7.7 million for the same period in 2014. Awards are typically distributed in the first quarter of the following year.

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

Non-GAAP Measures

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (GAAP), which we supplement with certain non-GAAP financial information. These non-GAAP measures should not be considered in isolation or as a substitute for the related GAAP measures, and other companies may define such measures differently. We encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. These non-GAAP measures exclude the impact of certain expenses that we do not believe are indicative of our core operating results. We use these non-GAAP financial measures for financial and operational decision making and/or as a means for determining executive compensation. These non-GAAP financial measures facilitate management's internal comparisons to our historical performance.

Non-GAAP operating expense and non-GAAP operating income – We define non-GAAP operating expense as operating expense excluding certain expenses related to the amortization of intangible assets acquired through a business acquisition, restructuring, acquisitions and goodwill impairment. We define non-GAAP operating income as operating income excluding the expenses related to the amortization of intangible assets acquired through a business acquisition, restructuring, acquisitions and goodwill impairment. We consider these non-GAAP financial measures to be useful metrics for management and investors because they exclude the effect of expenses that are related to previous acquisitions and restructuring projects. By excluding these expenses, we believe that it is easier for management and investors to compare our financial results over multiple periods and analyze trends in our operations. For example, in certain periods expenses related to amortization of intangible assets may decrease, which would improve GAAP operating margins, yet the improvement in GAAP operating margins due to this lower expense is not necessarily reflective of an improvement in our core business. There are some limitations related to the use of non-GAAP operating expense and non-GAAP operating income versus operating expense and operating income calculated in accordance with GAAP. Non-GAAP operating expense and non-GAAP operating income exclude some costs that are recurring.

Non-GAAP net income and non-GAAP diluted EPS – We define non-GAAP net income as net income excluding the expenses associated with amortization of intangible assets acquired through a business acquisition, restructuring, acquisitions, goodwill impairment and amortization of debt placement fees. We define non-GAAP diluted EPS as non-GAAP net income divided by the weighted average shares, on a diluted basis, outstanding during each period. We consider these financial measures to be useful metrics for management and investors for the same reasons that we use non-GAAP operating income. The same limitations described above regarding our use of non-GAAP operating income apply to our use of non-GAAP net income and non-GAAP diluted EPS. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from these non-GAAP measures and evaluating non-GAAP net income and non-GAAP diluted EPS together with GAAP net income and GAAP diluted EPS.

Reconciliation of GAAP Measures to Non-GAAP Measures

The table below reconciles the non-GAAP financial measures of net income and diluted EPS, free cash flow, operating income, operating expense, and operating income by segment with the most directly comparable GAAP financial measures.

(Unaudited; in thousands, except per share data)

TOTAL COMPANY RECONCILIATIONS	Three Months Ended March 31,
	2015	2014
NON-GAAP NET INCOME & DILUTED EPS
GAAP net income (loss) attributable to Itron, Inc.	$4,910	$(254)
Amortization of intangible assets	7,973	11,070
Amortization of debt placement fees	365	379
Restructuring expense	(5,447)	5,524
Acquisition-related expenses	2,324	489
Goodwill impairment	—	977
Income tax effect of non-GAAP adjustments(1)	(2,314)	(5,942)
Non-GAAP net income	$7,811	$12,243

Non-GAAP diluted EPS	$0.20	$0.31

Weighted average common shares outstanding - Diluted	38,758	39,512

(1) The income tax effect of non-GAAP adjustments is calculated using the statutory tax rates for the relevant jurisdictions if no valuation allowance exists. If a valuation allowance exists, there is no tax impact to the non-GAAP adjustment

FREE CASH FLOW
Net cash provided by (used in) operating activities	$(3,955)	$66,761
Acquisitions of property, plant, and equipment	(9,472)	(8,564)
Free Cash Flow	$(13,427)	$58,197

(Unaudited; in thousands)

TOTAL COMPANY RECONCILIATIONS (Continued)	Three Months Ended March 31,
	2015	2014
NON-GAAP OPERATING INCOME
GAAP operating income	$13,539	$4,539
Amortization of intangible assets	7,973	11,070
Restructuring expense	(5,447)	5,524
Acquisition-related expenses	2,324	489
Goodwill impairment	—	977
Non-GAAP operating income	$18,389	$22,599

NON-GAAP OPERATING EXPENSE
GAAP operating expense	$124,660	$149,996
Amortization of intangible assets	(7,973)	(11,070)
Restructuring expense	5,447	(5,524)
Acquisition-related expenses	(2,324)	(489)
Goodwill impairment	—	(977)
Non-GAAP operating expense	$119,810	$131,936

SEGMENT RECONCILIATIONS	Three Months Ended March 31,
	2015	2014
NON-GAAP OPERATING INCOME - ELECTRICITY
Electricity - GAAP operating income (loss)	$2,396	$(22,969)
Amortization of intangible assets	4,455	6,155
Restructuring expense	(3,127)	(530)
Acquisition-related expenses	2,324	442
Goodwill impairment	—	977
Electricity - Non-GAAP operating income (loss)	$6,048	$(15,925)

NON-GAAP OPERATING INCOME - GAS
Gas - GAAP operating income	$13,592	$25,724
Amortization of intangible assets	1,970	2,689
Restructuring expense	502	(303)
Gas - Non-GAAP operating income	$16,064	$28,110

NON-GAAP OPERATING INCOME - WATER
Water - GAAP operating income	$8,097	$20,643
Amortization of intangible assets	1,548	2,226
Restructuring expense	117	557
Water - Non-GAAP operating income	$9,762	$23,426

NON-GAAP OPERATING INCOME - CORPORATE UNALLOCATED
Corporate unallocated - GAAP operating loss	$(10,546)	$(18,859)
Restructuring expense	(2,939)	5,800
Acquisition-related expenses	—	47
Corporate unallocated - Non-GAAP operating loss	$(13,485)	$(13,012)

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and the weighted average interest rates at March 31, 2015. Weighted average variable rates in the table are based on implied forward rates in the Reuters U.S. dollar yield curve as of March 31, 2015 and our estimated leverage ratio, which determines our additional interest rate margin at March 31, 2015.

	2015	2016	2017	2018	2019	Total	Fair Value
	(in thousands)
Variable Rate Debt
Principal: U.S. dollar term loan	$22,500	$202,500	$—	$—	$—	$225,000	$224,278
Average interest rate	1.79%	2.23%	—%	—%	—%

Principal: Multicurrency revolving line of credit	$—	$136,310	$—	$—	$—	$136,310	$135,744
Average interest rate	1.75%	2.14%	—%	—%	—%

Interest rate swap on LIBOR-based debt
Average interest rate (Pay)	1.00%	1.00%	—%	—%	—%
Average interest rate (Receive)	0.29%	0.73%	—%	—%	—%
Net/Spread	(0.71)%	(0.27)%	—%	—%	—%

Based on a sensitivity analysis as of March 31, 2015, we estimate that, if market interest rates average one percentage point higher in 2015 than in the table above, our financial results in 2015 would not be materially impacted.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. As a result, over half of our revenues and operating expenses are denominated in foreign currencies, which expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in functional currencies other than the U.S. dollar were 54% of total revenues for the three months ended March 31, 2015 compared with 60% for the same respective period in 2014.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, non-functional currency monetary assets and liabilities are revalued, with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 143 contracts were entered into during the three months ended March 31, 2015) not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. The notional amounts of the contracts ranged from $188,000 to $21.0 million, offsetting our exposures from the euro, British pound, Canadian dollar, Australian dollar, Mexican peso, and various other currencies.
In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. At March 31, 2015, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2015, our disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

There have been no other changes in our internal control over financial reporting during the three months ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings
Refer to Item 1: “Financial Statements, Note 11: Commitments and Contingencies”.

Item 1A:	Risk Factors
There were no material changes to risk factors during the first quarter of 2015 from those previously disclosed in Item 1A: "Risk Factors" of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the SEC on February 20, 2015.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Issuer Repurchase of Equity Securities
The table below summarizes information about our repurchases of our equity securities, based on settlement date, during the quarterly period ended March 31, 2015.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
January 1 through January 31	330,000	$39.64	330,000	$203
February 1 through February 28	12,251	37.29	12,251	49,746
March 1 through March 31	77,000	36.41	77,000	46,942
Total	419,251	$38.98	419,251

(1)
On February 19, 2015, Itron's Board authorized a new repurchase program of up to $50 million of our common stock over a 12-month period beginning February 19, 2015. Repurchases are made in the open market or in privately negotiated transactions, and in accordance with applicable securities laws. No shares were purchased outside of this plan.

(2)	Includes commissions.

Subsequent to March 31, 2015, we repurchased 52,775 shares of our common stock under the stock repurchase program authorized by the Board of Directors on February 19, 2015. The average price paid per share was $36.79.

Item 5:	Other Information

(a) No information was required to be disclosed in a report on Form 8-K during the first quarter of 2015 that was not reported.

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

ITRON, INC.

May 4, 2015	By:	/s/ W. MARK SCHMITZ
Date		W. Mark Schmitz
Executive Vice President and Chief Financial Officer