Form 10-Q
period 2015-06-30
ITRON INC /WA/
filed 2015-08-06
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2015 there were outstanding 38,138,896 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1:     Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Revenues	$470,103	$489,353	$918,350	$964,148
Cost of revenues	351,532	326,312	661,580	646,572
Gross profit	118,571	163,041	256,770	317,576

Operating expenses
Sales and marketing	43,058	46,119	84,085	93,728
Product development	43,318	43,999	84,840	88,408
General and administrative	32,492	37,680	72,077	78,087
Amortization of intangible assets	7,888	11,109	15,861	22,179
Restructuring expense	(4,234)	(7,793)	(9,681)	(2,269)
Goodwill impairment	—	—	—	977
Total operating expenses	122,522	131,114	247,182	281,110

Operating income (loss)	(3,951)	31,927	9,588	36,466
Other income (expense)
Interest income	213	53	260	150
Interest expense	(3,855)	(2,913)	(6,537)	(5,822)
Other income (expense), net	(1,907)	(1,375)	(1,883)	(3,873)
Total other income (expense)	(5,549)	(4,235)	(8,160)	(9,545)

Income (loss) before income taxes	(9,500)	27,692	1,428	26,921
Income tax provision	(3,966)	(7,848)	(9,529)	(7,195)
Net income (loss)	(13,466)	19,844	(8,101)	19,726
Net income attributable to noncontrolling interests	732	585	1,187	721
Net income (loss) attributable to Itron, Inc.	$(14,198)	$19,259	$(9,288)	$19,005

Earnings (loss) per common share - Basic	$(0.37)	$0.49	$(0.24)	$0.48
Earnings (loss) per common share - Diluted	$(0.37)	$0.49	$(0.24)	$0.48

Weighted average common shares outstanding - Basic	38,434	39,356	38,438	39,296
Weighted average common shares outstanding - Diluted	38,434	39,544	38,438	39,528
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net income (loss)	$(13,466)	$19,844	$(8,101)	$19,726
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	13,856	(7,995)	(47,234)	(11,369)
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	(130)	(383)	(499)	(478)
Net hedging loss (gain) reclassified into net income	253	264	508	522
Pension plan benefit liability adjustment	493	118	997	215
Total other comprehensive income (loss), net of tax	14,472	(7,996)	(46,228)	(11,110)
Total comprehensive income (loss), net of tax	1,006	11,848	(54,329)	8,616
Comprehensive income (loss) attributable to noncontrolling interests, net of tax	732	585	1,187	721
Comprehensive income (loss) attributable to Itron, Inc.	$274	$11,263	$(55,516)	$7,895
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$128,814	$112,371
Accounts receivable, net	338,196	348,389
Inventories	195,394	154,504
Deferred tax assets current, net	38,121	39,115
Other current assets	111,248	104,307
Total current assets	811,773	758,686

Property, plant, and equipment, net	195,510	207,789
Deferred tax assets noncurrent, net	73,861	74,598
Other long-term assets	28,741	28,503
Intangible assets, net	117,136	139,909
Goodwill	471,648	500,820
Total assets	$1,698,669	$1,710,305

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$226,512	$184,132
Other current liabilities	60,634	100,945
Wages and benefits payable	84,944	95,248
Taxes payable	16,435	21,951
Current portion of debt	11,250	30,000
Current portion of warranty	35,589	21,063
Unearned revenue	50,255	43,436
Total current liabilities	485,619	496,775

Long-term debt	361,708	293,969
Long-term warranty	22,550	15,403
Pension plan benefit liability	93,918	101,432
Deferred tax liabilities noncurrent, net	3,247	3,808
Other long-term obligations	86,366	84,437
Total liabilities	1,053,408	995,824

Commitments and contingencies

Equity
Preferred stock	—	—
Common stock	1,255,154	1,270,045
Accumulated other comprehensive loss, net	(182,742)	(136,514)
Accumulated deficit	(445,879)	(436,591)
Total Itron, Inc. shareholders' equity	626,533	696,940
Noncontrolling interests	18,728	17,541
Total equity	645,261	714,481
Total liabilities and equity	$1,698,669	$1,710,305
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Operating activities
Net income (loss)	$(8,101)	$19,726
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,760	50,606
Stock-based compensation	7,997	9,454
Amortization of prepaid debt fees	1,579	808
Deferred taxes, net	1,901	(8,046)
Goodwill impairment	—	977
Restructuring expense, non-cash	267	—
Other adjustments, net	919	85
Changes in operating assets and liabilities:
Accounts receivable	(6,849)	(14,712)
Inventories	(49,677)	(16,801)
Other current assets	(9,043)	(9,103)
Other long-term assets	406	312
Accounts payable, other current liabilities, and taxes payable	23,990	12,360
Wages and benefits payable	(6,276)	4,473
Unearned revenue	7,807	16,560
Warranty	23,119	(2,864)
Other operating, net	(9,232)	3,356
Net cash provided by operating activities	17,567	67,191

Investing activities
Acquisitions of property, plant, and equipment	(20,992)	(19,403)
Other investing, net	693	56
Net cash used in investing activities	(20,299)	(19,347)

Financing activities
Proceeds from borrowings	74,183	—
Payments on debt	(22,373)	(51,250)
Issuance of common stock	1,864	1,530
Repurchase of common stock	(23,185)	(7,164)
Other financing, net	(3,942)	1,204
Net cash provided by (used in) financing activities	26,547	(55,680)

Effect of foreign exchange rate changes on cash and cash equivalents	(7,372)	(2,189)
Increase (decrease) in cash and cash equivalents	16,443	(10,025)
Cash and cash equivalents at beginning of period	112,371	124,805
Cash and cash equivalents at end of period	$128,814	$114,780

Non-cash transactions:
Property, plant, and equipment purchased but not yet paid	$1,447	$2,445

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$21,233	$3,502
Interest, net of amounts capitalized	4,998	4,911
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977. We are a technology company, offering end-to-end smart metering solutions to electric, natural gas, and water utilities around the world.

Financial Statement Preparation
The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2015 and 2014, the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014 of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed.

Certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the 2014 audited financial statements and notes included in our Annual Report on Form 10-K filed with the SEC on February 20, 2015. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Basis of Consolidation
We consolidate all entities in which we have a greater than 50% ownership interest or in which we exercise control over the operations. We use the equity method of accounting for entities in which we have a 50% or less ownership interest and exercise significant influence. Entities in which we have less than a 20% ownership interest and where we do not exercise significant influence are accounted for under the cost method. Intercompany transactions and balances are eliminated upon consolidation.

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

For any derivative designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. For any derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of other comprehensive income (loss) (OCI) and are recognized in earnings when the hedged item affects earnings. Ineffective portions of cash flow hedges are recognized in other income (expense), net in the Consolidated Statements of Operations. For a hedge of a net investment, the effective portion of any unrealized gain or loss from the foreign currency revaluation of the hedging instrument is reported in OCI as a net unrealized gain or loss on derivative instruments. Upon termination of a net investment hedge, the net derivative gain/loss will remain in accumulated OCI until such time when earnings are impacted by a sale or liquidation of the associated operations. Ineffective portions of fair value changes or the changes in fair value of derivative instruments that do not qualify for hedging activities are recognized in other income (expense), net in the Consolidated Statements of Operations. We classify cash flows from our derivative programs as cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

The majority of our revenue arrangements involve multiple deliverables, which combine two or more of the following: hardware, meter reading system software, installation, and/or project management services. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the delivered item(s) has value to the customer on a standalone basis and delivery/performance of the undelivered item(s) is probable. The total arrangement consideration is allocated among the separate units of accounting based on their relative selling prices and the applicable revenue recognition criteria considered for each unit of accounting. The amount allocable to a delivered item is limited to the amount that we are entitled to collect and that is not contingent upon the delivery/performance of additional items. Revenues for each deliverable are then recognized based on the type of deliverable, such as: 1) when the products are shipped, 2) services are delivered, 3) percentage-of-completion when implementation services are essential to other deliverables in the arrangement, 4) upon receipt of customer acceptance, or 5) transfer of title and risk of loss. The majority of our revenue is recognized when products are shipped to or received by a customer or when services are provided.

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

Many of our customer arrangements contain clauses for liquidated damages, related to the timing of delivery or milestone accomplishments, that could become material in an event of failure to meet the contractual deadlines. At the inception of the arrangement and on an ongoing basis, we evaluate if the liquidating damages represent contingent revenue and, if so, we reduce the amount of consideration allocated to the delivered products and services and record it as a reduction in revenue in the period of default. If the arrangement is subject to contract accounting, liquidated damages resulting from anticipated events of default are estimated and are accounted for as job costs in the period in which the potential default is identified and the damages can be reasonably estimated.

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

We allocate consideration to each deliverable in an arrangement based on its relative selling price. We determine selling price using VSOE, if it exists, otherwise we use third party evidence (TPE). We define VSOE as a median price of recent standalone transactions that are priced within a narrow range. TPE is determined based on the prices charged by our competitors for a similar deliverable when sold separately. If neither VSOE nor TPE of selling price exists for a unit of accounting, we use estimated selling price (ESP) to determine the price at which we would transact if the product or service were regularly sold by us on a standalone basis. Our determination of ESP involves a weighting of several factors based on the specific facts and circumstances of the arrangement. The factors considered include the cost to produce the deliverable, the anticipated margin on that deliverable, our ongoing pricing strategy and policies, and the characteristics of the varying markets in which the deliverable is sold.

We analyze the selling prices used in our allocation of arrangement consideration on an annual basis. Selling prices are analyzed on a more frequent basis if a significant change in our business necessitates a more timely analysis or if we experience significant variances in our selling prices.

Unearned revenue is recorded when a customer pays for products or services, but the criteria for revenue recognition have not been met as of the balance sheet date. Unearned revenues of $82.8 million and $76.6 million at June 30, 2015 and December 31,

2014 related primarily to professional services and software associated with our smart metering contracts, extended or noncustomary warranty, and prepaid post-contract support. Deferred costs are recorded for products or services for which ownership (typically defined as title and risk of loss) has transferred to the customer, but the criteria for revenue recognition have not been met as of the balance sheet date. Deferred costs were $15.0 million and $24.9 million at June 30, 2015 and December 31, 2014 and are recorded within other assets in the Consolidated Balance Sheets.

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

Stock-Based Compensation
We measure and recognize compensation expense for all stock-based awards made to employees and directors, including stock options and the issuance of restricted stock units and unrestricted stock awards, based on estimated fair values. The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate, and expected term. For performance-based restricted stock units and unrestricted stock awards with no market conditions, the fair value is the market close price of our common stock on the date of grant. For restricted stock units with market conditions, the fair value is estimated at the date of award using a Monte Carlo simulation model, which includes assumptions for dividend yield and expected volatility for our common stock and the common stock for companies within the Russell 3000 index, as well as the risk-free interest rate and expected term of the awards. We expense stock-based compensation at the date of grant for unrestricted stock awards. For awards with only a service condition, we expense stock-based compensation, adjusted for estimated forfeitures, using the straight-line method over the requisite service period for the entire award. For awards with performance and service conditions, if vesting is probable, we expense the stock-based compensation, adjusted for estimated forfeitures, on a straight-line basis over the requisite service period for each separately vesting portion of the award. For awards with a market condition, we expense the fair value over the requisite service period. Excess tax benefits are credited to common stock when the deduction reduces cash taxes payable. When we have tax deductions in excess of the compensation cost, they are classified as financing cash inflows in the Consolidated Statements of Cash Flows.

Certain of our employees are eligible to participate in our Employee Stock Purchase Plan (ESPP). The discount provided for ESPP purchases is 5% from the fair market value of the stock at the end of each fiscal quarter and is not considered compensatory.

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

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 is effective for us on January 1, 2018 using either the retrospective or modified-retrospective transition method. We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements.

On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which will require debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-03 is effective for us on January 1, 2016 using the retrospective or transition method, and we plan to adopt on that date. We do not anticipate that ASU 2015-03 will have a material impact to our balance sheet.

In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05), which provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for us on January 1, 2016. We are currently evaluating the impact of adopting this guidance.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory (ASU 2015-11). The amendments in ASU 2015-11 apply to inventory measured using first-in, first-out (FIFO) or average cost and will require entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the normal coarse of business, minus the cost of completion, disposal and transportation. Replacement cost and net realizable value less a normal profit margin will no longer be considered. ASU 2015-11 is effective for us on January 1, 2017. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

Note 2:    Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Net income (loss) available to common shareholders	$(14,198)	$19,259	$(9,288)	$19,005

Weighted average common shares outstanding - Basic	38,434	39,356	38,438	39,296
Dilutive effect of stock-based awards	—	188	—	232
Weighted average common shares outstanding - Diluted	38,434	39,544	38,438	39,528
Earnings (loss) per common share - Basic	$(0.37)	$0.49	$(0.24)	$0.48
Earnings (loss) per common share - Diluted	$(0.37)	$0.49	$(0.24)	$0.48

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award, and the amount of excess tax benefits, if any. Approximately 1.2 million stock-based awards were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2015, and approximately 1.2 million and 1.3 million stock-based awards were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2014, respectively, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Note 3:    Certain Balance Sheet Components

Accounts receivable, net	June 30, 2015	December 31, 2014
	(in thousands)
Trade receivables (net of allowance of $5,422 and $6,195)	$286,093	$312,302
Unbilled receivables	52,103	36,087
Total accounts receivable, net	$338,196	$348,389

At June 30, 2015 and December 31, 2014, $3.4 million and $4.7 million, respectively, were recorded within trade receivables as billed but not yet paid by customers, in accordance with contract retainage provisions. At June 30, 2015 and December 31, 2014, contract retainage amounts that were unbilled and classified as unbilled receivables were $3.5 million and $4.0 million, respectively. These contract retainage amounts within trade receivables and unbilled receivables are expected to be collected within the following 12 months.

At June 30, 2015 and December 31, 2014, long-term unbilled receivables totaled $4.0 million and $4.3 million, respectively. These long-term unbilled receivables are classified within other long-term assets, as collection is not anticipated within the following 12 months. We had no long-term billed contract retainage receivables at June 30, 2015 and December 31, 2014.

Allowance for doubtful accounts activity	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Beginning balance	$5,939	$8,758	$6,195	$8,368
Provision (release) for doubtful accounts, net	(239)	(795)	30	(189)
Accounts written-off	(325)	(558)	(341)	(790)
Effect of change in exchange rates	47	(50)	(462)	(34)
Ending balance	$5,422	$7,355	$5,422	$7,355

Inventories	June 30, 2015	December 31, 2014
	(in thousands)
Materials	$113,521	$90,557
Work in process	7,551	8,991
Finished goods	74,322	54,956
Total inventories	$195,394	$154,504

Our inventory levels may vary from period to period as a result of our factory scheduling and the timing of contract fulfillments, which may include the buildup of materials in preparation for customer orders or finished goods for shipment.

Consigned inventory is held at third party locations; however, we retain title to the inventory until it is purchased by the third party. Consigned inventory, consisting of raw materials and finished goods, was $4.7 million and $2.5 million at June 30, 2015 and December 31, 2014, respectively.

Property, plant, and equipment, net	June 30, 2015	December 31, 2014
	(in thousands)
Machinery and equipment	$281,496	$287,448
Computers and software	106,399	100,212
Buildings, furniture, and improvements	131,057	134,461
Land	21,238	21,186
Construction in progress, including purchased equipment	23,332	21,007
Total cost	563,522	564,314
Accumulated depreciation	(368,012)	(356,525)
Property, plant, and equipment, net	$195,510	$207,789

Assets of our international subsidiaries are recorded in their respective functional currency; therefore, the carrying amounts of these assets increase or decrease, with a corresponding change in accumulated OCI, due to changes in foreign currency exchange rates. In addition, depreciation expense is impacted by the fluctuations in foreign exchange rates.

Depreciation expense	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Depreciation expense	$11,533	$13,905	$22,899	$28,427

Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, were as follows:

	June 30, 2015			December 31, 2014
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$392,427	$(356,567)	$35,860	$405,434	$(359,500)	$45,934
Customer contracts and relationships	249,188	(170,270)	78,918	262,930	(172,755)	90,175
Trademarks and trade names	65,709	(63,406)	2,303	68,205	(64,905)	3,300
Other	11,080	(11,025)	55	11,579	(11,079)	500
Total intangible assets	$718,404	$(601,268)	$117,136	$748,148	$(608,239)	$139,909

A summary of intangible asset activity is as follows:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Beginning balance, intangible assets, gross	$748,148	$804,281
Intangible assets acquired	—	497
Intangible assets impaired	(497)	—
Effect of change in exchange rates	(29,247)	(4,075)
Ending balance, intangible assets, gross	$718,404	$800,703

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

Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Annual Amortization
(in thousands)
2015 (amount remaining at June 30, 2015)	$16,263
2016	25,256
2017	18,607
2018	12,844
2019	9,996
Beyond 2019	34,170
Total intangible assets subject to amortization	$117,136
Note 5:    Goodwill

The following table reflects goodwill allocated to each reporting segment as of June 30, 2015:

	Electricity	Gas	Water	Total Company
	(in thousands)
Balance at January 1, 2015
Goodwill before impairment	$449,668	$359,485	$382,655	$1,191,808
Accumulated impairment losses	(393,981)	—	(297,007)	(690,988)
Goodwill, net	55,687	359,485	85,648	500,820

Effect of change in exchange rates	(2,241)	(22,057)	(4,874)	(29,172)

Balance at June 30, 2015
Goodwill before impairment	422,269	337,428	353,301	1,112,998
Accumulated impairment losses	(368,823)	—	(272,527)	(641,350)
Goodwill, net	$53,446	$337,428	$80,774	$471,648

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

Note 6:    Debt

The components of our borrowings were as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Credit facility:
USD denominated term loan	$225,000	$232,500
Multicurrency revolving line of credit	147,958	91,469
Total debt	372,958	323,969
Less: current portion of debt	11,250	30,000
Long-term debt	$361,708	$293,969

Credit Facility
On June 23, 2015, we entered into a $725 million senior secured credit facility (the 2015 credit facility), which amended and restated the senior secured credit facility we entered into in 2011 (the 2011 credit facility). The 2015 credit facility consists of a $225 million U.S. dollar term loan (the term loan) and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million standby letter of credit sub-facility and a $50 million swingline sub-facility (available for immediate cash needs at a higher interest rate). Both the term loan and the revolver mature on June 23, 2020, and amounts borrowed under the revolver are classified as long-term and, during the credit facility term, may be repaid and reborrowed until the revolver's maturity, at which time the revolver will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the revolver are subject to a commitment fee, which is paid in arrears on the last day of each fiscal quarter, ranging from 0.175% to 0.30% per annum depending on our total leverage ratio as of the most recently ended fiscal quarter. Amounts repaid on the term loan may not be reborrowed. The 2015 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, British pounds, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2015 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries, including a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of their first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2015 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2015 credit facility includes debt covenants, which contain certain financial ratio thresholds and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the 2015 credit facility at June 30, 2015.

Scheduled principal repayments for the term loan are due quarterly in the amount of $2.8 million from September 2015 through June 2017, $4.2 million from September 2017 through June 2018, $5.6 million from September 2018 through March 2020, and the remainder due at maturity on June 23, 2020. The term loan may be repaid early in whole or in part, subject to certain minimum thresholds, without penalty.

Under the 2015 credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total leverage ratio (as defined in the credit agreement). The applicable rates per annum may be based on either: (1) the LIBOR rate or EURIBOR rate (floor of 0%), plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 1/2 of 1%, or (iii) one month LIBOR plus 1%. At June 30, 2015, the interest rate for both the term loan and the USD revolver was 1.69% (the LIBOR rate plus a margin of 1.50%), and the interest rate for the EUR revolver was 1.50% (the EURIBOR floor rate plus a margin of 1.50%).

Total credit facility repayments were as follows:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Term loan	$7,500	$11,250
Multicurrency revolving line of credit	14,873	40,000
Total credit facility repayments	$22,373	$51,250

At June 30, 2015, $148.0 million was outstanding under the credit facility revolver, and $244.5 million was available for additional borrowings due to the most recent total leverage ratio. At June 30, 2015, $49.8 million was utilized by outstanding standby letters of credit, resulting in $250.2 million available for additional borrowings. No amounts were outstanding under the swingline sub-facility.

Upon entering into the 2015 credit facility, a portion of our unamortized prepaid debt fees, totaling $821,000, were written-off to interest expense. Prepaid debt fees of approximately $3.8 million were capitalized associated with the 2015 credit facility. Unamortized prepaid debt fees were as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Unamortized prepaid debt fees	$4,581	$2,298

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

The fair values of our derivative instruments were as follows:

		Fair Value
	Balance Sheet Location	June 30, 2015	December 31, 2014
		(in thousands)
Asset Derivatives
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other long-term assets	$—	$75
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	103	107
Total asset derivatives		$103	$182

Liability Derivatives
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other current liabilities	$1,161	$1,317
Interest rate swap contracts	Other long-term obligations	66	—
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	138	236
Total liability derivatives		$1,365	$1,553

OCI during the reporting periods for our derivative and nonderivative hedging instruments, net of tax, was as follows:

	2015	2014
	(in thousands)
Net unrealized loss on hedging instruments at January 1,	$(15,148)	$(15,636)
Unrealized gain (loss) on hedging instruments	(499)	(478)
Realized losses reclassified into net income (loss)	508	522
Net unrealized loss on hedging instruments at June 30,	$(15,139)	$(15,592)

Included in the net unrealized loss on hedging instruments at June 30, 2015 and 2014 is a loss of $14.4 million, net of tax, related to our nonderivative net investment hedge, which terminated in 2011. This loss on our net investment hedge will remain in accumulated OCI until such time when earnings are impacted by a sale or liquidation of the associated foreign operation.

A summary of the potential effect of netting arrangements on our financial position related to the offsetting of our recognized derivative assets and liabilities under master netting arrangements or similar agreements is as follows:

Offsetting of Derivative Assets
		Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets Presented in the Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
June 30, 2015	$103	$(97)	$—	$6

December 31, 2014	$182	$(182)	$—	$—

Offsetting of Derivative Liabilities
		Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities Presented in the Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
June 30, 2015	$1,365	$(97)	$—	$1,268

December 31, 2014	$1,553	$(182)	$—	$1,371

Our derivative assets and liabilities consist of foreign exchange forward and interest rate swap contracts with eight counterparties at June 30, 2015 and December 31, 2014. No derivative asset or liability balance with any of our counterparties was individually significant at June 30, 2015 or December 31, 2014. Our derivative contracts with each of these counterparties exist under agreements that provide for the net settlement of all contracts through a single payment in a single currency in the event of default. We have no pledges of cash collateral against our obligations nor have we received pledges of cash collateral from our counterparties under the associated derivative contracts.

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

In May 2012, we entered into six forward starting pay-fixed, receive one-month LIBOR interest rate swaps. The interest rate swaps convert $200 million of our LIBOR-based debt from a floating LIBOR interest rate to a fixed interest rate of 1.00% (excluding the applicable margin on the debt) and are effective from July 31, 2013 to August 8, 2016. These cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swaps are recorded as a component of OCI and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedges are recognized as adjustments to interest expense. The amount of net losses expected to be reclassified into earnings in the next 12 months is $1.2 million. At June 30, 2015, our LIBOR-based debt balance was $345.0 million.

We will continue to monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

The before-tax effect of our cash flow derivative instruments on the Consolidated Balance Sheets and the Consolidated Statements of Operations for the three and six months ended June 30 were as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
			Location	Amount		Location	Amount
	2015	2014		2015	2014		2015	2014
	(in thousands)			(in thousands)			(in thousands)
Three Months Ended June 30,
Interest rate swap contracts	$(211)	$(616)	Interest expense	$(411)	$(426)	Interest expense	$—	$—

Six Months Ended June 30,
Interest rate swap contracts	$(808)	$(771)	Interest expense	$(823)	$(845)	Interest expense	$—	$—

Derivatives Not Designated as Hedging Relationships
We are exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recorded to other income (expense), net. We enter into monthly foreign exchange forward contracts (a total of 276 contracts were entered into during the six months ended June 30, 2015), which are not designated for hedge accounting, but rather with the intent to reduce earnings volatility associated with certain of these non-functional currency assets and liabilities. The notional amounts of the contracts ranged from $150,000 to $22.0 million, offsetting our exposures to the euro, British pound, Canadian dollar, Australian dollar, Mexican peso, and various other currencies.

The effect of our foreign exchange forward derivative instruments on the Consolidated Statements of Operations for the three and six months ended June 30 was as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Foreign exchange forward contracts	$1,070	$(1,083)	$(1,726)	$(1,931)
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

Our defined benefit pension plans are denominated in the functional currencies of the respective countries in which the plans are sponsored; therefore, the balances increase or decrease, with a corresponding change in OCI, due to changes in foreign currency exchange rates. Amounts recognized on the Consolidated Balance Sheets consist of:

	June 30, 2015	December 31, 2014
	(in thousands)
Assets
Plan assets in other long-term assets	$505	$567

Liabilities
Current portion of pension plan liability in wages and benefits payable	3,649	4,552
Long-term portion of pension plan liability	93,918	101,432

Net pension plan benefit liability	$97,062	$105,417

Our net pension plan benefit liability decreased primarily due to the strengthening of the U.S. dollar compared with most foreign currencies at June 30, 2015 as compared with December 31, 2014.

Our asset investment strategy focuses on maintaining a portfolio using primarily insurance funds, which are accounted for as investments and measured at fair value, in order to achieve our long-term investment objectives on a risk adjusted basis. Our general funding policy for these qualified pension plans is to contribute amounts sufficient to satisfy regulatory funding standards of the respective countries for each plan. We contributed $57,000 and $361,000 to the defined benefit pension plans for the six months ended June 30, 2015 and 2014, respectively. The timing of contributions can vary by plan and from year to year. For 2015, assuming that actual plan asset returns are consistent with our expected rate of return, and that interest rates remain constant, we expect to contribute approximately $393,000 to our defined benefit pension plans. We contributed $375,000 to the defined benefit pension plans for the year ended December 31, 2014.
Net periodic pension benefit costs for our plans include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Service cost	$1,169	$1,079	$2,258	$2,027
Interest cost	605	897	1,225	1,790
Expected return on plan assets	(129)	(163)	(265)	(320)
Settlements and other	—	29	(1)	27
Amortization of actuarial net loss	485	122	982	245
Amortization of unrecognized prior service costs	14	18	29	36
Net periodic benefit cost	$2,144	$1,982	$4,228	$3,805
Note 9:    Stock-Based Compensation

We record stock-based compensation expense for awards of stock options and the issuance of restricted stock units and unrestricted stock awards. We expense stock-based compensation primarily using the straight-line method over the requisite service period. For the three and six months ended June 30, stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Stock options	$643	$546	$1,292	$1,100
Restricted stock units	3,079	4,094	6,405	7,894
Unrestricted stock awards	167	230	300	460
Total stock-based compensation	$3,889	$4,870	$7,997	$9,454

Related tax benefit	$1,225	$1,388	$2,374	$2,676

We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied.

Subject to stock splits, dividends, and other similar events, 7,473,956 shares of common stock are reserved and authorized for issuance under our Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan). Awards consist of stock options, restricted stock units, and unrestricted stock awards. At June 30, 2015, 2,810,194 shares were available for grant under the Stock Incentive Plan. The Stock Incentive Plan shares are subject to a fungible share provision such that the authorized share reserve is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

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

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Dividend yield	—%	—%	—%	—%
Expected volatility	33.9%	—%	34.5%	39.8%
Risk-free interest rate	1.6%	—%	1.7%	1.7%
Expected term (years)	5.5	—	5.5	5.5

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

A summary of our stock option activity for the six months ended June 30 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2014	1,180	$54.79	4.6	$1,300
Granted	147	35.19			$13.64
Exercised	(33)	23.70		510
Expired	(10)	43.82
Outstanding, June 30, 2014	1,284	$53.43	4.7	$1,364

Outstanding, January 1, 2015	1,123	$51.90	4.4	$1,676
Granted	207	35.30			$12.15
Exercised	(23)	36.05		26
Forfeited	(17)	37.47
Expired	(158)	54.25
Outstanding, June 30, 2015	1,132	$49.12	5.7	$—

Exercisable June 30, 2015	743	$55.53	3.9	$—

Expected to vest, June 30, 2015	376	$36.90	9.0	$—

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

As of June 30, 2015, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $3.8 million, which is expected to be recognized over a weighted average period of approximately 2.0 years.

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

Beginning in 2013, the performance-based restricted stock units to be issued under the Long-Term Performance Restricted Stock Unit Award Agreement (Performance Award Agreement) were determined based on (1) our achievement of specified non-GAAP EPS targets, as established by the Board at the beginning of each year for each of the calendar years contained in the performance periods (2-year and 3-year awards in 2013 and 3-year awards in subsequent years) (the performance condition) and (2) our total shareholder return (TSR) relative to the TSR attained by companies that are included in the Russell 3000 Index during the performance periods (the market condition). Compensation expense, net of forfeitures, is recognized on a straight-line basis, and the restricted stock units vest upon achievement of the performance condition, provided participants are employed by Itron at the end of the respective performance periods. For U.S. participants who retire during the performance period, a pro-rated number of restricted stock units (based on the number of days of employment during the performance period) immediately vest based on the attainment of the performance goals as assessed after the end of the performance period.
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

This pricing model uses multiple simulations to evaluate the probability of our achievement of various stock price levels to determine our expected TSR performance ranking. The weighted-average assumptions used to estimate the fair value of performance-based restricted stock units granted and the resulting weighted average fair-value are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Dividend yield	—%	—%	—%	—%
Expected volatility	28.4%	34.0%	30.1%	32.4%
Risk-free interest rate	0.9%	0.6%	0.7%	0.4%
Expected term (years)	2.7	2.6	2.1	2.0

Weighted-average fair value	$36.65	$41.47	$33.48	$34.87

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

The following table summarizes restricted stock unit activity for the six months ended June 30:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value(1)
	(in thousands)		(in thousands)
Outstanding, January 1, 2014	658
Granted (2)	320	$35.49
Released	(261)		$12,818
Forfeited	(21)
Outstanding, June 30, 2014	696

Outstanding, January 1, 2015	682
Granted (2)	319	$35.30
Released	(282)		$11,593
Forfeited	(36)
Outstanding, June 30, 2015	683

Vested but not released, June 30, 2015	5		$171

Expected to vest, June 30, 2015	551		$18,965

(1)
The aggregate intrinsic value is the market value of the stock, before applicable income taxes, based on the closing price on the stock release dates or at the end of the period for restricted stock units expected to vest.

(2)
Restricted stock units granted in 2014 and 2015 do not include awards under the Performance Award Agreement for the respective years, as these awards are not granted until attainment of annual performance goals has been determined at the conclusion of the performance period, which had not occurred as of June 30, 2014 and 2015, respectively.

At June 30, 2015, unrecognized compensation expense on restricted stock units was $26.3 million, which is expected to be recognized over a weighted average period of approximately 2.0 years.

Unrestricted Stock Awards
We grant unrestricted stock awards to members of our Board of Directors as part of their compensation. Awards are fully vested and expensed when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of grant.

The following table summarizes unrestricted stock award activity for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Shares of unrestricted stock granted	5	6	8	13

Weighted average grant date fair value per share	$36.31	$35.82	$38.47	$38.23

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

The following table summarizes ESPP activity for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Shares of stock sold to employees(1)	18	20	28	34

(1)	Stock sold to employees during each fiscal quarter under the ESPP is associated with the offering period ending on the last day of the previous fiscal quarter.

There were approximately 417,000 shares of common stock available for future issuance under the ESPP at June 30, 2015.
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

Our tax expense for the three and six months ended June 30, 2015 differed from the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions and losses experienced in jurisdictions with valuation allowances on deferred tax assets.

Our tax expense for the three and six months ended June 30, 2014 differed from the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions, estimated benefits of foreign tax credits, the benefit of certain interest expense deductions, and an election under U.S. Internal Revenue Code Section 338 with respect to a foreign acquisition in 2007.

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense recognized were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net interest and penalties expense	$174	$1,782	$475	$1,239

Accrued interest and penalties recorded were as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Accrued interest	$1,860	$1,755
Accrued penalties	2,682	2,671

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate were as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Unrecognized tax benefits related to uncertain tax positions	$28,097	$28,146
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	26,864	26,980

At June 30, 2015, we are under examination by certain tax authorities for the 2000 to 2013 tax years. The material jurisdictions where we are subject to examination include, among others, the United States, France, Germany, Italy, Brazil, and the United Kingdom. No material changes have occurred to previously disclosed assessments. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

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

Our available lines of credit, outstanding standby LOCs, and bonds were as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Credit facilities(1)
Multicurrency revolving line of credit	$500,000	$660,000
Long-term borrowings	(147,958)	(91,469)
Standby LOCs issued and outstanding	(49,832)	(50,399)

Net available for additional borrowings under the multi-currency revolving line of credit	$244,472	$518,132
Net available for additional standby LOCs under sub-facility	250,168	449,601

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$101,023	$106,855
Standby LOCs issued and outstanding	(31,743)	(28,636)
Short-term borrowings(2)	(3,597)	(4,282)
Net available for additional borrowings and LOCs	$65,683	$73,937

Unsecured surety bonds in force	$72,951	$116,306

(1)	Refer to Note 6 for details regarding our secured credit facilities.

(2)	Short-term borrowings are included in "Other current liabilities" on the Consolidated Balance Sheets.

In the event any such standby LOC or bond is called, we would be obligated to reimburse the issuer of the standby LOC or bond; however, we do not believe that any outstanding LOC or bond will be called.

We generally provide an indemnification related to the infringement of any patent, copyright, trademark, or other intellectual property right on software or equipment within our sales contracts, which indemnifies the customer from and pays the resulting costs, damages, and attorney’s fees awarded against a customer with respect to such a claim provided that: 1) the customer promptly notifies us in writing of the claim and 2) we have the sole control of the defense and all related settlement negotiations. We may also provide an indemnification to our customers for third party claims resulting from damages caused by the negligence or willful misconduct of our employees/agents in connection with the performance of certain contracts. The terms of our indemnifications generally do not limit the maximum potential payments. It is not possible to predict the maximum potential amount of future payments under these or similar agreements.

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

In 2010 and 2011, Transdata Incorporated (Transdata) filed lawsuits against four of our customers, CenterPoint Energy (CenterPoint), Tri-County Electric Cooperative, Inc. (Tri-County), San Diego Gas & Electric Company (San Diego), and Texas-New Mexico Power Company (TNMP), as well as several other utilities, alleging infringement of three patents owned by Transdata related to the use of an antenna in a meter. Pursuant to our contractual obligations with our customers, we agreed, subject to certain exceptions, to indemnify and defend them in these lawsuits. The complaints seek unspecified damages as well as injunctive relief. CenterPoint, Tri-County, San Diego, and TNMP have denied all of the substantive allegations and filed counterclaims seeking a declaratory judgment that the patents are invalid and not infringed. In December 2011, the Judicial Panel on Multi-District Litigation

consolidated all of these cases in the Western District of Oklahoma for pretrial proceedings. On April 17, 2011, the Oklahoma court stayed the litigation pending the resolution of re-examination proceedings in the United States Patent and Trademark Office (U.S. PTO). The U.S. PTO issued re-examination certificates confirming the patentability of the original claims and allowing certain new claims added by Transdata. The parties conducted a claim construction hearing on February 5, 2013 on one claim term -- "electric meter circuitry." After initially adopting the defendants' proposed construction of the term, the Court granted Transdata's motion for reconsideration by order of June 25, 2013 and has adopted Transdata's proposed construction. On October 1, 2013, the Court issued an order construing other claim terms. Fact discovery closed on June 29, 2014. Opening and rebuttal expert reports have been served, and expert depositions have been taken. Both sides have also filed summary judgment motions. The U.S. PTO also instituted additional re-examinations in May 2014 on all three patents but has recently issued Notices of Intent to Issue Re-examination Certificates confirming the patentability of the challenged claims. Petitions for inter partes review (IPR), which is a procedure conducted by the Patent Trial and Appeal Board (the PTAB) of the U.S. PTO in which a party can challenge the validity of a patent, were also filed by General Electric (GE), but the PTAB found the petitions were untimely because, under the PTAB's analysis, GE was in privity with a defendant in the pending litigation (and thus was required to file within one year of the beginning of the litigation). No trials are scheduled. We do not believe this matter will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which such a loss is recognized.

Itron and its subsidiaries are parties to various employment-related proceedings in jurisdictions where they do business. None of the proceedings are individually material to Itron, and we believe that we have made adequate provision such that the ultimate disposition of the proceedings will not materially affect Itron's business or financial condition.

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Beginning balance	$37,065	$46,024	$36,466	$45,146
New product warranties	1,207	1,483	3,007	2,714
Other changes/adjustments to warranties	23,716	(1,039)	27,725	1,054
Claims activity	(4,283)	(3,877)	(7,564)	(6,508)
Effect of change in exchange rates	434	(42)	(1,495)	143
Ending balance	58,139	42,549	58,139	42,549
Less: current portion of warranty	35,589	23,689	35,589	23,689
Long-term warranty	$22,550	$18,860	$22,550	$18,860

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to extended warranty contracts, and other changes and adjustments to warranties. Warranty expense for the three and six months ended June 30 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Total warranty expense (income)	$24,923	$(644)	$30,732	$2,680

Warranty expense increased during the three and six months ended June 30, 2015 compared with the same periods in 2014 primarily due to special warranty provisions. On May 22, 2015, we issued a product replacement notification to customers of the Water business line who had purchased certain communication modules manufactured between July 2013 and December 2014 due to a component of the modules failing prematurely. As a result, we recognized a warranty charge of $23.6 million during the second quarter of 2015. A charge of $3.1 million was recorded for the same matter in the first quarter of 2015.

Unearned Revenue Related to Extended Warranty
A summary of changes to unearned revenue for extended warranty contracts is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Beginning balance	$33,900	$33,590	$34,138	$33,528
Unearned revenue for new extended warranties	820	1,002	1,425	1,850
Unearned revenue recognized	(664)	(735)	(1,313)	(1,404)
Effect of change in exchange rates	28	101	(166)	(16)
Ending balance	34,084	33,958	34,084	33,958
Less: current portion of unearned revenue for extended warranty	3,216	2,475	3,216	2,475
Long-term unearned revenue for extended warranty within other long-term obligations	$30,868	$31,483	$30,868	$31,483

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

Plan costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Plan costs	$6,388	$4,713	$12,901	$10,976

The IBNR accrual, which is included in wages and benefits payable, was as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
IBNR accrual	$2,131	$1,924

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

We began implementing these projects in the fourth quarter of 2014, and we expect to substantially complete these projects by the end of 2016. During the six months ended June 30, 2015, the total expected restructuring costs decreased by approximately $11.3 million. This includes $9.7 million in restructuring expense release, recognized in the six months ended June 30, 2015, resulting from employees, originally identified to be terminated, voluntarily resigning or filling vacant positions in different departments or locations, as well as the results of employee negotiations and the need to keep additional employees to meet revised forecasted demand on certain projects. The remainder of the change in expected costs results from the translation impact of foreign exchange rates. Certain aspects of the projects are subject to a variety of labor and employment laws, rules, and regulations, which could result in a delay in completing the projects at some locations.

The total expected restructuring costs, the restructuring costs recognized during the six months ended June 30, 2015, and the remaining expected restructuring costs as of June 30, 2015 were as follows:

	Total Expected Costs at June 30, 2015	Costs Recognized in Prior Periods	Costs Recognized During the Six Months Ended June 30, 2015	Remaining Costs to be Recognized at June 30, 2015
	(in thousands)
Employee severance costs	$35,788	$47,447	$(11,659)	$—
Asset impairments	8,219	7,952	267	—
Other restructuring costs	11,343	401	1,711	9,231
Total	$55,350	$55,800	$(9,681)	$9,231

Segments:
Electricity	$32,440	$29,660	$(5,830)	$8,610
Gas	11,727	12,185	(684)	226
Water	1,405	1,106	273	26
Corporate unallocated	9,778	12,849	(3,440)	369
Total	$55,350	$55,800	$(9,681)	$9,231

The following table summarizes the activity within the restructuring related balance sheet accounts during the six months ended June 30, 2015:

	Accrued Employee Severance	Asset Impairments & Net Loss on Sale or Disposal	Other Accrued Costs	Total
	(in thousands)
Beginning balance, January 1, 2015	$59,333	$—	$3,526	$62,859
Costs charged to (released from) expense	(11,659)	267	1,711	(9,681)
Cash payments	(6,188)	—	(1,617)	(7,805)
Non-cash items	—	(267)	—	(267)
Effect of change in exchange rates	(4,448)	—	(227)	(4,675)
Ending balance, June 30, 2015	$37,038	$—	$3,393	$40,431

Other restructuring costs include expenses for employee relocation, professional fees associated with employee severance, and costs to exit the facilities once the operations in those facilities have ceased. Costs associated with restructuring activities are generally presented in the Consolidated Statements of Operations as restructuring, except for certain costs associated with inventory write-downs, which are classified within cost of revenues, and accelerated depreciation expense, which is recognized according to the use of the asset. In addition, our restructuring activities related to the closure of certain facilities resulted in approximately $1.1 million of inventory impairment in 2015. This inventory impairment was recorded in cost of revenues in the Consolidated Statement of Operations.

The current portions of the restructuring related liability balances were $20.6 million and $49.1 million as of June 30, 2015 and December 31, 2014. The current portion of the liability is classified within "Other current liabilities" on the Consolidated Balance Sheets. The long-term portions of the restructuring related liability balances were $19.8 million and $13.8 million as of June 30, 2015 and December 31, 2014. The long-term portion of the restructuring liability is classified within "Other long-term obligations" on the Consolidated Balance Sheets, and includes facility exit costs and severance accruals. The increase in the long-term portions of the restructuring liability is a result of the timing of headcount reductions resulting from negotiations with various works councils. The majority of the long-term liability is expected to be paid in the third quarter of 2016.

Asset impairments are determined at the asset group level. Revenues and net operating income from the activities we have exited or will exit under the restructuring plan are not material to our operating segments or consolidated results.

2013 Projects
In September 2013, our management approved projects (the 2013 Projects) to restructure our operations to improve profitability and increase efficiencies. We began implementing these projects in the third quarter of 2013, and we expect to substantially complete project activities by the third quarter of 2016 and begin recognizing full savings in 2017. While project activities are expected to continue through September 2016, no further costs are expected to be recognized.

The 2013 Projects resulted in approximately $26.2 million of restructuring expense, which was recognized from the third quarter of 2013 through the fourth quarter of 2014.
Note 13:    Shareholder's Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock would be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at June 30, 2015 and December 31, 2014.

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

On February 19, 2015, the Board authorized a new repurchase program of up to $50 million of our common stock over a 12-month period, beginning February 19, 2015. From February 19, 2015 through June 30, 2015, we repurchased 272,775 shares of our common stock, totaling $9.9 million, and $40.1 million remained under the current program for future purchases.

Other Comprehensive Income (Loss)
OCI is reflected as a net increase (decrease) to Itron, Inc. shareholders’ equity and is not reflected in our results of operations. The before-tax amount, income tax (provision) benefit, and net-of-tax amount related to each component of other comprehensive income (loss) during the reporting periods are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Before-tax amount
Foreign currency translation adjustment	$13,939	$(7,865)	$(47,605)	$(11,388)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(211)	(618)	(808)	(773)
Net hedging loss (gain) reclassified into net income	411	427	823	845
Pension plan benefits liability adjustment	499	169	1,010	308
Total other comprehensive income (loss), before tax	14,638	(7,887)	(46,580)	(11,008)

Tax (provision) benefit
Foreign currency translation adjustment	(83)	(130)	371	19
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	81	235	309	295
Net hedging loss (gain) reclassified into net income	(158)	(163)	(315)	(323)
Pension plan benefits liability adjustment	(6)	(51)	(13)	(93)
Total other comprehensive income (loss) tax (provision) benefit	(166)	(109)	352	(102)

Net-of-tax amount
Foreign currency translation adjustment	13,856	(7,995)	(47,234)	(11,369)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(130)	(383)	(499)	(478)
Net hedging loss (gain) reclassified into net income	253	264	508	522
Pension plan benefits liability adjustment	493	118	997	215
Total other comprehensive income (loss), net of tax	$14,472	$(7,996)	$(46,228)	$(11,110)

The changes in the components of accumulated other comprehensive income (loss) (AOCI), net of tax, were as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Plan Benefit Liability Adjustments	Total
	(in thousands)
Balances at January 1, 2014	$3,799	$(1,256)	$(14,380)	$(9,885)	$(21,722)
OCI before reclassifications	(11,369)	(478)	—	432	(11,415)
Amounts reclassified from AOCI	—	522	—	(217)	305
Total other comprehensive income (loss)	(11,369)	44	—	215	(11,110)
Balances at June 30, 2014	$(7,570)	$(1,212)	$(14,380)	$(9,670)	$(32,832)

Balances at January 1, 2015	$(86,534)	$(768)	$(14,380)	$(34,832)	$(136,514)
OCI before reclassifications	(47,234)	(499)	—	(1)	(47,734)
Amounts reclassified from AOCI	—	508	—	998	1,506
Total other comprehensive income (loss)	(47,234)	9	—	997	(46,228)
Balances at June 30, 2015	$(133,768)	$(759)	$(14,380)	$(33,835)	$(182,742)

Details about the AOCI components reclassified to the Consolidated Statements of Operations during the reporting periods are as follows:

	Amount Reclassified from AOCI(1)
	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item in the Consolidated Statements of Operations
	2015	2014	2015	2014
	(in thousands)
Amortization of defined benefit pension items
Prior-service costs	$(14)	$(18)	$(29)	$(36)	(2)
Actuarial losses	(485)	(122)	(982)	(245)	(2)
Other	—	(29)	—	(29)	(2)
Total, before tax	(499)	(169)	(1,011)	(310)	Income (loss) before income taxes
Tax benefit (provision)	6	51	13	93	Income tax provision
Total, net of tax	(493)	(118)	(998)	(217)	Net income (loss)

Total reclassifications for the period, net of tax	$(493)	$(118)	$(998)	$(217)	Net income (loss)

(1)	Amounts in parenthesis indicate debits to the Consolidated Statements of Operations.

(2)	These AOCI components are included in the computation of net periodic pension cost. Refer to Note 8 for additional details.

Refer to Note 7 for additional details related to derivative activities that resulted in reclassification of AOCI to the Consolidated Statements of Operations.
Note 14:    Fair Values of Financial Instruments

The fair values at June 30, 2015 and December 31, 2014 do not reflect subsequent changes in the economy, interest rates, and other variables that may affect the determination of fair value. The following table presents the fair values of our financial instruments as of the balance sheet dates:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Assets
Cash and cash equivalents	$128,814	$128,814	$112,371	$112,371
Foreign exchange forwards	103	103	107	107
Interest rate swaps	—	—	75	75

Liabilities
Credit facility
USD denominated term loan	$225,000	$225,000	$232,500	$231,645
Multicurrency revolving line of credit	147,958	147,958	91,469	91,124
Interest rate swaps	1,227	1,227	1,317	1,317
Foreign exchange forwards	138	138	236	236

The following methods and assumptions were used in estimating fair values:

Cash and cash equivalents: Due to the liquid nature of these instruments, the carrying amount approximates fair value (Level 1).

Credit facility - term loan and multicurrency revolving line of credit: The term loan and revolver are not traded publicly. The fair values, which are valued based upon a hypothetical market participant, are calculated using a discounted cash flow model with Level 2 inputs, including estimates of incremental borrowing rates for debt with similar terms, maturities, and credit profiles. Due to the proximity between entering into the 2015 credit facility and the balance sheet date, the carrying amounts approximate fair value for the term loan and multicurrency revolving line of credit. Refer to Note 6 for a further discussion of our debt.

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

Revenues, gross profit, and operating income associated with our segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenues
Electricity	$203,410	$183,755	$397,262	$363,973
Gas	139,386	154,322	264,475	300,431
Water	127,307	151,276	256,613	299,744
Total Company	$470,103	$489,353	$918,350	$964,148

Gross profit
Electricity	$52,622	$52,976	$107,742	$95,716
Gas	44,109	56,711	87,625	115,117
Water	21,840	53,354	61,403	106,743
Total Company	$118,571	$163,041	$256,770	$317,576

Operating income (loss)
Electricity	$3,904	$(1,247)	$6,300	$(24,216)
Gas	14,742	24,329	28,334	50,053
Water	(11,511)	20,519	(3,414)	41,162
Corporate unallocated	(11,086)	(11,674)	(21,632)	(30,533)
Total Company	(3,951)	31,927	9,588	36,466
Total other income (expense)	(5,549)	(4,235)	(8,160)	(9,545)
Income (loss) before income taxes	$(9,500)	$27,692	$1,428	$26,921

During the three months ended June 30, 2015, we concluded it was necessary to issue a product replacement notification to customers of our Water segment who had purchased certain communication modules manufactured between July 2013 and December 2014. We determined that a component of the modules was failing prematurely. As a result, we recognized a warranty charge of $23.6 million during the second quarter of 2015. A charge of $3.1 million was recorded for the same matter in the first quarter of 2015. This resulted in a decrease to gross profit of $23.6 million and $26.7 million for the three and six months ended June 30, 2015. After adjusting for the tax impact, this charge resulted in a decrease to basic and diluted earnings per share of $0.38 and $0.43 for the three and six months ended June 30, 2015.

During the second quarter of 2015, our Electricity segment recognized a reimbursement of $4.6 million (classified as an acquisition-related cost recovery within general and administrative expense) from certain former SmartSynch, Inc. (SmartSynch) shareholders related to the settlement of litigation arising from the SmartSynch acquisition, which we paid in February 2015.

For the three and six months ended June 30, 2015 and June 30, 2014, no single customer represented more than 10% of total Company or the Electricity, Gas, or Water operating segment revenues.

Revenues by region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
United States and Canada	$253,890	$214,336	$485,026	$414,706
Europe, Middle East, and Africa	168,437	216,257	343,091	439,761
Other (1)	47,776	58,760	90,233	109,681
Total revenues	$470,103	$489,353	$918,350	$964,148

(1) The Other region includes our operations in Latin America and Asia Pacific.

Depreciation and amortization expense associated with our segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Electricity	$9,397	$12,391	$18,544	$25,158
Gas	5,217	6,455	10,543	13,104
Water	4,735	6,119	9,528	12,213
Corporate Unallocated	72	49	145	131
Total Company	$19,421	$25,014	$38,760	$50,606

Note 16: Subsequent Event

Stock Repurchases
Subsequent to June 30, 2015, we repurchased 230,000 shares of our common stock under the stock repurchase program authorized by the Board of Directors on February 19, 2015. The average price paid per share was $32.00.

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

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, revenues, earnings growth, liquidity, and other items. This document reflects our current plans and expectations and is based on information currently available as of the date of this Quarterly Report on Form 10-Q. When we use the words “expect,” “intend,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “future,” “objective,” “may,” “will,” “will continue,” and similar expressions, they are intended to identify forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. These assumptions and estimates could be inaccurate and cause our actual results to vary materially from expected results. Risks and uncertainties include 1) the rate and timing of customer demand for our products, 2) failure to meet performance or delivery milestones in customer contracts, 3) changes in estimated liabilities for product warranties and/or litigation, 4) changes in foreign currency exchange rates and interest rates, 5) rescheduling or cancellations of current customer orders and commitments, 6) our dependence on customers' acceptance of new products and their performance, 7) competition, 8) changes in domestic and international laws and regulations, 9) international business risks, 10) our own and our customers' or suppliers' access to and cost of capital, 11) future business combinations, and 12) other factors. You should not solely rely on these forward-looking statements as they are only valid as of the date of this Quarterly Report on Form 10-Q. We do not have any obligation to publicly update or revise any forward-looking statement in this document. For a more complete description of these and other risks, refer to Item 1A: “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the SEC on February 20, 2015.

Results of Operations

We are a technology company, offering end-to-end smart metering solutions to electric, natural gas, and water utilities around the world. Our smart metering solutions, meter data management software, and knowledge application solutions bring additional value to a utility’s metering and grid systems. Our professional services help our customers project-manage, operate, and maintain their systems. We operate under the Itron brand worldwide and manage and report under three operating segments, Electricity, Gas, and Water. Our Water operating segment includes both our global water and heat solutions. This structure allows each segment to develop its own go-to-market strategy, prioritize its marketing and product development requirements, and focus on its strategic investments. Our sales, marketing, and delivery functions are managed under each segment. Our product development and manufacturing operations are managed on a worldwide basis to promote a global perspective in our operations and processes and yet still maintain alignment with the segments.

We have three measures of segment performance under U.S. generally accepted accounting principles (GAAP): revenue, gross profit (margin), and operating income (margin). In addition, we measure segment performance using non-GAAP operating income. Intersegment revenues are minimal. Certain operating expenses are allocated to the operating segments based upon internally established allocation methodologies. Interest income, interest expense, other income (expense), income tax provision (benefit), and certain corporate operating expenses are neither allocated to the segments nor included in the measures of segment performance. See pages 53-55 for information about our non-GAAP measures and reconciliations to the most comparable GAAP measures.

Overview

For the three and six months ended June 30, 2015, our revenues were unfavorably impacted by changes in foreign currency rates, while our operating expenses were favorably impacted. A more detailed analysis of revenue and operating expense fluctuations is provided in Operating Segment Results. Period-over-period changes referred to below on a constant currency basis represent differences between 2015 results and 2014 results, exclusive of changes in foreign currency rates.

Revenues for the three and six months ended June 30, 2015 were $470 million and $918 million compared with $489 million and $964 million in the same periods last year. Total revenues were unfavorably impacted for the quarter and year-to-date periods by $50.2 million and $93.9 million primarily due to changes in foreign exchange rates. On a constant currency basis, revenues increased $31.0 million for the three month period and $48.1 million for the six month period.

Gross margin for the three and six months ended June 30, 2015 was 25.2% and 28.0%, compared with 33.3% and 32.9% for the same periods in 2014. During the second quarter and first half of 2015, gross margin was negatively impacted by increased warranty charges of $26.9 million and $30.0 million, respectively. These charges relate primarily to a product replacement notification sent to customers of our Water business who purchased certain communication modules manufactured between July 2013 and December 2014 that were failing prematurely.

Operating expenses for the three and six months ended June 30, 2015 were lower by $8.6 million and $33.9 million compared with the same periods in 2014. For the second quarter and first half of 2015, total operating expenses were favorably impacted by $12.8 million and $27.5 million due to changes in foreign exchange rates. Apart from the foreign exchange impact, operating expense categories were higher by $4.2 million for the three months ended June 30, 2015 as compared with 2014, primarily driven by sales and marketing and product development expenses, as well as a lower restructuring expense release. Apart from the foreign exchange impact, operating expense categories were lower by $6.4 million for the six months ended June 30, 2015 as compared with the same period in 2014,with the largest decreases in restructuring expense release along with lower sales and marketing and amortization expenses.

Total backlog was $1.4 billion and twelve-month backlog was $791 million at June 30, 2015.

In November 2014, our management approved restructuring projects (2014 Projects) for our Electricity business and related general and administrative activities, along with certain Gas and Water activities, to improve operational efficiencies and reduce expenses. The 2014 Projects include consolidation of certain facilities and reduction of our global workforce. We began implementing these projects in the fourth quarter of 2014, and we expect to substantially complete these projects by the end of 2016. During the six months ended June 30, 2015, the total expected restructuring costs decreased by approximately $11.3 million. This includes $9.7 million in restructuring expense release, recognized in the six months ended June 30, 2015, resulting from employees, originally identified to be terminated, voluntarily resigning or filling vacant positions in different departments or locations, as well as the results of employee negotiations and the need to keep additional employees to meet revised forecasted demand on certain projects. The remainder of the change in expected costs results from the translation impact of foreign exchange rates. Certain aspects of the projects are subject to a variety of labor and employment laws, rules, and regulations, which could result in a delay in completing the projects at some locations.

On June 23, 2015, we entered into an amended and restated credit agreement providing for committed credit facilities in the amount of $725 million U.S. dollars. The credit agreement consists of a U.S. dollar term loan facility (the term loan) with a principal amount of $225 million and a multicurrency revolving credit facility (the revolver) with a principal amount of up to $500 million. Interest on the term loan and the revolver is based on the index rate and the applicable margin, which is determined by our total leverage ratio, as outlined in the pricing grid of the credit agreement attached hereto as Exhibit 4.1 and incorporated by reference herein. At inception, the interest rate for the term loan and the revolver is LIBOR plus 1.50% for U.S. dollar borrowings and EURIBOR plus 1.50% for euro borrowings.

Total Company GAAP and Non-GAAP Highlights and Unit Shipments

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands, except margin and per share data)
GAAP
Revenues	$470,103	$489,353	(4)%	$918,350	$964,148	(5)%
Gross profit	118,571	163,041	(27)%	256,770	317,576	(19)%
Operating expenses	122,522	131,114	(7)%	247,182	281,110	(12)%
Operating income (loss)	(3,951)	31,927	N/A	9,588	36,466	(74)%
Other income (expense)	(5,549)	(4,235)	31%	(8,160)	(9,545)	(15)%
Income tax benefit (provision)	(3,966)	(7,848)	(49)%	(9,529)	(7,195)	32%
Net income (loss) attributable to Itron, Inc.	(14,198)	19,259	N/A	(9,288)	19,005	N/A

Non-GAAP (1)
Operating expenses	$123,475	$127,709	(3)%	$243,285	$259,645	(6)%
Operating income (loss)	(4,904)	35,332	N/A	13,485	57,931	(77)%
Net income (loss)	(14,661)	21,407	N/A	(6,850)	33,650	N/A

GAAP Margins and Earnings Per Share
Gross margin	25.2%	33.3%		28.0%	32.9%
Operating margin	(0.8)%	6.5%		1.0%	3.8%
Basic EPS	$(0.37)	$0.49		$(0.24)	$0.48
Diluted EPS	$(0.37)	$0.49		$(0.24)	$0.48

Non-GAAP Earnings Per Share (1)
Diluted EPS	$(0.38)	$0.54		$(0.18)	$0.85

(1)
These measures exclude certain expenses that we do not believe are indicative of our core operating results. See pages 53-55 for information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Revenues by region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Revenues by Region
United States and Canada (North America)	$253,890	$214,336	$485,026	$414,706
Europe, Middle East, and Africa (EMEA)	168,437	216,257	343,091	439,761
Other (2)	47,776	58,760	90,233	109,681
Total revenues	$470,103	$489,353	$918,350	$964,148

(2) The Other region includes our operations in Latin America and Asia Pacific.

For the three months ended June 30, 2015, revenues in the EMEA region and our Other region were adversely impacted by $38.5 million and $10.0 million, respectively, due to changes in foreign exchange rates. For the six months ended June 30, 2015, revenues in the EMEA region and the Other region were adversely impacted by $74.1 million and $16.8 million, respectively, due to changes in foreign exchange rates.

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

Our revenue is driven significantly by sales of meters and communication modules. A summary of our meter and communication module shipments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(units in thousands)
Meters
Standard	4,700	4,480	9,440	9,330
Advanced and smart	1,860	1,360	3,400	2,880
Total meters	6,560	5,840	12,840	12,210

Stand-alone communication modules
Advanced and smart	1,410	1,580	2,720	2,930

Revenues
Revenues decreased $19.3 million and $45.8 million, or 4% and 5%, for the three and six months ended June 30, 2015, compared with the same period in 2014. Total revenue for the three and six months ended June 30, 2015 was unfavorably impacted by $50.2 million and $93.9 million due to changes in foreign exchange rates. On a constant currency basis, for the three month periods, revenues increased in the Electricity segment by $34.5 million and decreased by $3.2 million in the Water segment. Gas segment revenues were effectively flat. For the six month periods, on a constant currency basis, Electricity segment revenues increased by $60.1 million, and Gas and Water segment revenues decreased by $8.9 million and $3.2 million, respectively. A more detailed analysis of revenue fluctuations is provided in Operating Segment Results.

No single customer accounted for more than 10% of total Company revenues during the three and six months ended June 30, 2015 and June 30, 2014. Our 10 largest customers accounted for 23% of total revenues during the three and six months ended June 30, 2015 and 18% and 19% of total revenues during the three and six months ended June 30, 2014.

Gross Margins
Gross margin for the second quarter of 2015 was 25.2%, compared with 33.3% for the same period in 2014. For the six months ended June 30, 2015, gross margin was 28.0%, compared with 32.9% in the same period in 2014. The reduction in 2015 gross margin was driven by declines in the Gas and Water segments, offset partially by improvement in the Electricity segment. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

Operating Expenses

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Sales and marketing	$43,058	$46,119	(7)%	$84,085	$93,728	(10)%
Product development	43,318	43,999	(2)%	84,840	88,408	(4)%
General and administrative	32,492	37,680	(14)%	72,077	78,087	(8)%
Amortization of intangible assets	7,888	11,109	(29)%	15,861	22,179	(28)%
Restructuring	(4,234)	(7,793)	(46)%	(9,681)	(2,269)	327%
Goodwill impairment	—	—	N/A	—	977	N/A
Total operating expenses	$122,522	$131,114	(7)%	$247,182	$281,110	(12)%

Operating expenses decreased $8.6 million and $33.9 million for the three and six months ended June 30, 2015 as compared with the same periods in 2014. These decreases were primarily the result of favorable foreign exchange impacts of $12.8 million and $27.5 million for the periods in 2015, as well as a $4.6 million reimbursement of litigation settlement costs, received in June 2015. During the second quarter of 2015, apart from the favorable foreign exchange impact, sales and marketing, product development and general and administrative expenses increased $8.8 million, as the result of higher employee costs and professional services. For the first half of 2015, apart from the foreign exchange impact, operating expenses decreased due to a $7.4 million higher release of restructuring expense, as well as $4.0 million in lower intangible asset amortization expense. A more detailed analysis of operating expenses fluctuations is provided in Operating Segment Results.

Non-GAAP Operating Expenses
For non-GAAP purposes, total company and segment operating expenses exclude intangible asset amortization, restructuring, and goodwill impairment expenses, as well as acquisition-related costs (classified within general and administrative). Total non-GAAP operating expenses, as a percentage of revenues, were 26% for the three and six months ended June 30, 2015 and 26% and 27% for the same periods in 2014. The improvement in non-GAAP operating expenses in 2015 was driven by benefits from changes in foreign exchange rates.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Interest income	$213	$53	302%	$260	$150	73%
Interest expense	(2,667)	(2,509)	6%	(4,959)	(5,014)	(1)%
Amortization of prepaid debt fees	(1,188)	(404)	194%	(1,578)	(808)	95%
Other income (expense), net	(1,907)	(1,375)	39%	(1,883)	(3,873)	(51)%
Total other income (expense)	$(5,549)	$(4,235)	31%	$(8,160)	$(9,545)	(15)%

Interest income: Interest income is generated from our cash and cash equivalents balances and certain deposits on hand with third parties. Interest income is higher as the result of higher interest rates in Brazil and Indonesia for the three and six months ended June 30, 2015 as compared with the same period in 2014.

Interest expense: Interest expense for the three months ended June 30, 2015 increased primarily due to a higher average debt balance as compared with the second quarter of 2014. Interest expense for the six months ended June 30, 2015 remained consistent with the six months ended June 30, 2014. Average total debt outstanding was $361.5 million and $343.0 million for the quarters ended June 30, 2015 and 2014 and $352.2 million and $358.9 million for the six month periods ended June 30, 2015 and 2014.

Amortization of prepaid debt fees: Amortization of prepaid debt fees for the three and six months ended June 30, 2015 increased as compared with the same periods in 2014 due to the 2015 credit facility entered into on June 23, 2015. Upon entering into the 2015 credit facility, a portion of our unamortized prepaid debt fees, totaling $821,000, related to the 2011 credit facility were written-off. Refer to Item 1: “Financial Statements Note 6: Debt” for additional details related to our long-term borrowings.

Other income (expense), net: Other expenses, net, consist primarily of unrealized and realized foreign currency gains and losses from balances denominated in currencies other than the reporting entity's functional currency and other non-operating income (expenses). As a result of currency movements in certain markets in which we do business, foreign currency losses, net of hedging, were $1.3 million and $1.1 million for the three and six months ended June 30, 2015, compared with foreign currency losses, net of hedging, of $775,000 and $2.9 million in the same periods in 2014.

Income Tax Benefit (Provision)

For the three and six months ended June 30, 2015, the income tax provisions were $4.0 million and $9.5 million compared with income tax provisions of $7.8 million and $7.2 million in the same periods in 2014. Our tax expense for the three and six months ended June 30, 2015 differed from the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions and losses experienced in jurisdictions with valuation allowances on deferred tax assets. Our tax expense for the three and six months ended June 30, 2014 was higher than the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions, estimated benefits of foreign tax credits, the benefit of certain interest expense deductions, and an election under U.S. Internal Revenue Code Section 338 with respect to a foreign acquisition in 2007.

Operating Segment Results

For a description of our operating segments, refer to Item 1: “Financial Statements Note 15: Segment Information”.

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	% Change		2015	2014	% Change
Segment Revenues	(in thousands)				(in thousands)
Electricity	$203,410	$183,755	11%		$397,262	$363,973	9%
Gas	139,386	154,322	(10)%		264,475	300,431	(12)%
Water	127,307	151,276	(16)%		256,613	299,744	(14)%
Total revenues	$470,103	$489,353	(4)%		$918,350	$964,148	(5)%

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Electricity	$52,622	25.9%	$52,976	28.8%	$107,742	27.1%	$95,716	26.3%
Gas	44,109	31.6%	56,711	36.7%	87,625	33.1%	115,117	38.3%
Water	21,840	17.2%	53,354	35.3%	61,403	23.9%	106,743	35.6%
Total gross profit and margin	$118,571	25.2%	$163,041	33.3%	$256,770	28.0%	$317,576	32.9%

	Three Months Ended June 30,				Six Months Ended June 30,
	2015	2014	% Change		2015	2014	% Change
Segment Operating Expenses	(in thousands)				(in thousands)
Electricity	$48,718	$54,223	(10)%		$101,442	$119,932	(15)%
Gas	29,367	32,382	(9)%		59,291	65,064	(9)%
Water	33,351	32,835	2%		64,817	65,581	(1)%
Corporate unallocated	11,086	11,674	(5)%		21,632	30,533	(29)%
Total operating expenses	$122,522	$131,114	(7)%		$247,182	$281,110	(12)%

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss) and Operating Margin	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Electricity	$3,904	2%	$(1,247)	(1)%	$6,300	2%	$(24,216)	(7)%
Gas	14,742	11%	24,329	16%	28,334	11%	50,053	17%
Water	(11,511)	(9)%	20,519	14%	(3,414)	(1)%	41,162	14%
Corporate unallocated	(11,086)		(11,674)		(21,632)		(30,533)
Total Company	$(3,951)	(1)%	$31,927	7%	$9,588	1%	$36,466	4%

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Non-GAAP Operating Income (Loss)	Non-GAAP Operating Margin	Non-GAAP Operating Income (Loss)	Non-GAAP Operating Margin	Non-GAAP Operating Income (Loss)	Non-GAAP Operating Margin	Non-GAAP Operating Income (Loss)	Non-GAAP Operating Margin
Non-GAAP Segment Operating Income (Loss) (1)	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Electricity	$1,022	1%	$(2,894)	(2)%	$7,070	2%	$(18,819)	(5)%
Gas	15,501	11%	27,527	18%	31,565	12%	55,637	19%
Water	(9,840)	(8)%	23,211	15%	(78)	—%	46,637	16%
Corporate unallocated	(11,587)		(12,512)		(25,072)		(25,524)
Total Company	$(4,904)	(1)%	$35,332	7%	$13,485	1%	$57,931	6%

(1)
These measures exclude certain expenses that we do not believe are indicative of our core operating results. See pages 53-55 for information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Electricity:

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Electricity segment financial results for the three and six months ended June 30, 2015, compared with the same periods in 2014, were as follows:

	Three Months Ended June 30,
	2015	2014	Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	(in thousands)
Electricity Segment
Revenues	$203,410	$183,755	$(14,871)	$34,526	$19,655
Gross Profit	52,622	52,976	(5,159)	4,805	(354)
Operating Expenses	48,718	54,223	(4,194)	(1,311)	(5,505)

	Six Months Ended June 30,
	2015	2014	Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	(in thousands)
Electricity Segment
Revenues	$397,262	$363,973	$(26,842)	$60,131	$33,289
Gross Profit	107,742	95,716	(7,938)	19,964	12,026
Operating Expenses	101,442	119,932	(9,588)	(8,902)	(18,490)

Revenues - Three months ended June 30, 2015 vs. Three months ended June 30, 2014
In constant currency, revenues increased $34.5 million, or 19%, for the three months ended June 30, 2015, compared with the same period in 2014. This increase was primarily driven by increased product revenues and professional services in North America totaling $36.6 million and $4.8 million, respectively, partially offset by lower product revenue in EMEA of $10.3 million.

Revenues - Six months ended June 30, 2015 vs. Six months ended June 30, 2014
For the first half of 2015, revenues in constant currency increased $60.1 million, or 17%. Revenues were higher in 2015 primarily due to increased product revenues and professional services in North America of $64.5 million and $8.3 million. Lower product revenues of $20.9 million in EMEA partially offset the North America improvement.

No single customer accounted for more than 10% of the Electricity operating segment revenues during the three and six months ended June 30, 2015 and 2014.

Gross Margin - Three months ended June 30, 2015 vs. Three months ended June 30, 2014
Gross margin was 25.9% for the three months ended June 30, 2015, compared with 28.8% for the three months ended 2014. In 2015, gross margin decreased 290 basis points over the prior year, primarily as the result of a warranty expense recovery of $3.6 million in 2014 compared with a recovery of $100,000 in 2015, as well as higher inventory impairment associated with our progress in discontinuing less profitable operations under our 2014 restructuring projects. Partially offsetting these items, we experienced more favorable product mix in North America.

Gross Margin - Six months ended June 30, 2015 vs. Six months ended June 30, 2014
For the six months ended June 30, 2015, gross margin was 27.1%, compared with 26.3% for the first six months in 2014. During 2015, the 80 basis point improvement over the prior year, was primarily the result of more favorable product mix in North America, partially offset by higher inventory impairment and a warranty expense recovery of $3.6 million in 2014 compared with a recovery of $100,000 in 2015.

Operating Expenses - Three months ended June 30, 2015 vs. Three months ended June 30, 2014
In constant currency, operating expenses decreased $1.3 million, or 2%, for the three months ended June 30, 2015, compared with the same period in 2014. We received a reimbursement of $4.6 million (classified as an acquisition-related cost recovery within general and administrative expense) in June 2015 related to the settlement of litigation arising from the SmartSynch acquisition, which we paid in February 2015. This was partially offset by $4.0 million in lower restructuring expense release in 2015 as compared with the second quarter of 2014.

Operating Expenses - Six months ended June 30, 2015 vs. Six months ended June 30, 2014
In constant currency, operating expenses decreased $8.9 million, or 7%, for the six months ended June 30, 2015, compared with the same period in 2014. The decrease resulted primarily from the reimbursement of $4.6 million (classified as an acquisition-related cost recovery within general and administrative expense) in June 2015 related to the settlement of litigation arising from the SmartSynch acquisition, which we paid in February 2015. In addition, intangible asset amortization expense decreased $2.7 million.

Non-GAAP Operating Expenses - Three months ended June 30, 2015 vs. Three months ended June 30, 2014
Total non-GAAP operating expenses, as a percentage of revenues, was 25% for the three months ended June 30, 2015 and was 30% for the same period in 2014. The overall improvement in non-GAAP operating expenses, represented by the lower ratio as a percentage of revenue, in 2015 was driven by increased revenues and cost reductions resulting from our restructuring projects.

Non-GAAP Operating Expenses - Six months ended June 30, 2015 vs. Six months ended June 30, 2014
Total non-GAAP operating expenses, as a percentage of revenues, was 25% for the six months ended June 30, 2015 and was 31% for the same period in 2014. The overall improvement in non-GAAP operating expenses, represented by the lower ratio as a percentage of revenue, in 2015 was driven by increased revenues and cost reductions resulting from our restructuring projects.

Gas:

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Gas segment financial results for the three and six months ended June 30, 2015, compared with the same periods in 2014, were as follows:

	Three Months Ended June 30,
	2015	2014	Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	(in thousands)
Gas Segment
Revenues	$139,386	$154,322	$(14,604)	$(332)	$(14,936)
Gross Profit	44,109	56,711	(3,918)	(8,684)	(12,602)
Operating Expenses	29,367	32,382	(3,845)	830	(3,015)

	Six Months Ended June 30,
	2015	2014	Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	(in thousands)
Gas Segment
Revenues	$264,475	$300,431	$(27,076)	$(8,880)	$(35,956)
Gross Profit	87,625	115,117	(7,821)	(19,671)	(27,492)
Operating Expenses	59,291	65,064	(7,485)	1,712	(5,773)

Revenues - Three months ended June 30, 2015 vs. Three months ended June 30, 2014
In constancy currency, revenues decreased $0.3 million for the three months ended June 30, 2015, compared with the second quarter of 2014. This decrease was primarily driven by decreased revenue of $3.6 million in EMEA mostly offset by small increases in revenue in North America, Latin America, and Asia Pacific.

Revenues - Six months ended June 30, 2015 vs. Six months ended June 30, 2014
For the first half of 2015, constant currency revenues decreased $8.9 million, or 3%, compared with the first half of 2014. The overall decline was due to $11.4 million in lower product revenue in EMEA, partially offset by $2.3 million in higher product revenues in North America.

No single customer accounted for more than 10% of the Gas operating segment revenues during the three and six months ended June 30, 2015 and 2014.

Gross Margin - Three months ended June 30, 2015 vs. Three months ended June 30, 2014
Gross margin was 31.6% for the three months ended June 30, 2015, compared with 36.7% for the same period in 2014. This decrease of 510 basis points was driven almost exclusively by lower volumes and unfavorable product mix in EMEA.

Gross Margin - Six months ended June 30, 2015 vs. Six months ended June 30, 2014
In the first half of 2015, gross margin was 33.1%, compared with 38.3% for the same period last year. Unfavorable product mix and lower volumes in EMEA negatively impacted gross margin by 520 basis points in 2015.

Operating Expenses - Three months ended June 30, 2015 vs. Three months ended June 30, 2014
In constant currency, operating expenses increased $0.8 million, or 3%, for the three months ended June 30, 2015, compared with the same period in 2014. Higher general and administrative expenses of $1.9 million, resulting from increased allocations of corporate expenses, were partially offset by lower restructuring expense.

Operating Expenses - Six months ended June 30, 2015 vs. Six months ended June 30, 2014
In constant currency, operating expenses increased $1.7 million, or 3%, for the six months ended June 30, 2015, compared with the same period in 2014. Higher general and administrative expenses of $3.4 million, resulting from increased allocations of corporate expenses, were partially offset by lower sales and marketing, amortization, and restructuring expenses.

Non-GAAP Operating Expenses - Three months ended June 30, 2015 vs. Three months ended June 30, 2014
Total non-GAAP operating expenses, as a percentage of revenues, was 21% for the three months ended June 30, 2015 and was 19% for the same period in 2014. The total as a percentage of revenue increased in 2015 as the result of lower revenues during the period.

Non-GAAP Operating Expenses - Six months ended June 30, 2015 vs. Six months ended June 30, 2014
Total non-GAAP operating expenses, as a percentage of revenues, was 21% for the six months ended June 30, 2015 and was 20% for the same period in 2014. The total as a percentage of revenue increased in 2015 as the result of lower revenues during the period.

Water:

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Water segment financial results for the three and six months ended June 30, 2015, compared with the same periods in 2014, were as follows:

	Three Months Ended June 30,
	2015	2014	Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	(in thousands)
Water Segment
Revenues	$127,307	$151,276	$(20,759)	$(3,210)	$(23,969)
Gross Profit	21,840	53,354	(7,224)	(24,290)	(31,514)
Operating Expenses	33,351	32,835	(4,735)	5,251	516

	Six Months Ended June 30,
	2015	2014	Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	(in thousands)
Water Segment
Revenues	$256,613	$299,744	$(39,956)	$(3,175)	$(43,131)
Gross Profit	61,403	106,743	(14,220)	(31,120)	(45,340)
Operating Expenses	64,817	65,581	(9,015)	8,251	(764)

Revenues - Three months ended June 30, 2015 vs. Three months ended June 30, 2014
In constant currency, revenues decreased $3.2 million, or 2%, for the three months ended June 30, 2015, compared with the second quarter of 2014. This was primarily due to the minor declines in North America, EMEA, and Latin America totaling $3.6 million.

Revenues - Six months ended June 30, 2015 vs. Six months ended June 30, 2014
In constant currency, revenues decreased $3.2 million, or 1%, for the first half of 2015, compared with the same period last year. This decrease was primarily due to lower product revenue of $4.2 million in Latin America due to reduced expenditures by our utility customers in that region and $1.9 million of lower product revenue in North America.

No single customer represented more than 10% of the Water operating segment revenues during the three and six months ended June 30, 2015 and 2014.

Gross Margin - Three months ended June 30, 2015 vs. Three months ended June 30, 2014
During the second quarter of 2015, gross margin decreased to 17.2%, compared with 35.3% in 2014, primarily as the result of $23.5 million in increased warranty charges, driven almost exclusively by our decision to issue a product replacement notification to customers who had purchased certain communication modules manufactured between July 2013 and December 2014. We determined that a component of the modules was failing prematurely. This additional warranty expense reduced gross margin by 18.5 percentage points during the quarter.

Gross Margin - Six months ended June 30, 2015 vs. Six months ended June 30, 2014
Gross margin decreased to 23.9% for the six months ended June 30, 2015, compared with 35.6% for the same period last year, primarily as the result of higher warranty costs of $27.9 million. The total warranty expense increase during the first half of 2015 negatively impacted gross margin by 10.9 percentage points.

Operating Expenses - Three months ended June 30, 2015 vs. Three months ended June 30, 2014
Operating expenses for the three months ended June 30, 2015 increased by $5.3 million in constant currency, or 16%, compared with the second quarter of 2014. This increase was primarily the result of $5.8 million in increased sales and marketing, product development, and general and administrative expenses.

Operating Expenses - Six months ended June 30, 2015 vs. Six months ended June 30, 2014
In constant currency, operating expenses for the six months ended June 30, 2015 increased by $8.3 million, or 13%, compared with the same period last year, primarily as the result of increased sales and marketing, product development, and general and administrative costs.

Non-GAAP Operating Expenses - Three months ended June 30, 2015 vs. Three months ended June 30, 2014
Total non-GAAP operating expenses, as a percentage of revenues, was 25% for the three months ended June 30, 2015 and 20% for the same period in 2014. The increase in operating expenses in 2015 as a percentage of revenue was primarily driven by a decline in revenues during the period.

Non-GAAP Operating Expenses - Six months ended June 30, 2015 vs. Six months ended June 30, 2014
Total non-GAAP operating expenses, as a percentage of revenues, was 24% for the six months ended June 30, 2015 and 20% for the same period in 2014. The increase in operating expenses in 2015 as a percentage of revenue was driven by a decline in revenues during the period.

Corporate unallocated:

Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses decreased by $0.6 million for the three months ended June 30, 2015 due to $0.7 million in lower general and administrative expense, which includes a favorable foreign exchange rate impact of $0.3 million. Corporate unallocated expenses decreased by $8.9 million for the six months ended June 30, 2015 due to a $3.4 million restructuring expense release in 2015 compared with restructuring expense of $5.0 million for the six months ended June 30, 2014. The release in 2015 was primarily the result of employees, originally identified to be terminated, voluntarily resigning or filling vacant positions in different departments or locations, as well as the results of employee negotiations and the need to keep additional employees to meet revised forecasted demand on certain projects.

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

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
	(in millions)
June 30, 2015	$398	$1,372	$791
March 31, 2015	424	1,438	779
December 31, 2014	648	1,486	747
September 30, 2014	514	1,345	700
June 30, 2014	478	1,330	675

Information on bookings by our operating segments is as follows:

Quarter Ended	Total Bookings	Electricity	Gas	Water
	(in millions)
June 30, 2015	$398	$175	$116	$107
March 31, 2015	424	191	109	124
December 31, 2014	648	167	348	133
September 30, 2014	514	247	128	139
June 30, 2014	478	197	142	139

Financial Condition

Cash Flow Information:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Operating activities	$17,567	$67,191
Investing activities	(20,299)	(19,347)
Financing activities	26,547	(55,680)
Effect of exchange rates on cash and cash equivalents	(7,372)	(2,189)
Increase in cash and cash equivalents	$16,443	$(10,025)

Cash and cash equivalents was $128.8 million at June 30, 2015, compared with $112.4 million at December 31, 2014.

Operating activities
Cash provided by operating activities during the six months ended June 30, 2015 was $17.6 million compared with $67.2 million during the same period in 2014. The decrease in cash provided was due to lower net income of $27.8 million as well as $32.9 million in increased inventory build-up to meet forecasted demand in North America and EMEA during the second half of 2015. In addition, payments of other current liabilities, including litigation payments and restructuring accrual release during the first six months of 2015 were $18.0 million higher in 2015 than in 2014. Wages and benefits paid also contributed to the lower cash provided with $10.7 million of increased payments due primarily to 2014 variable compensation payouts paid in 2015. These higher uses of cash were partially offset by $38.2 million of lower payments of accounts payable during the period due to payment timing and a $26.0 million increase in warranty expense related to the product replacement notification provided to our Water customers who had purchased certain communication modules.

Investing activities
Cash used in investing activities during the six months ended June 30, 2015 was $1.0 million higher compared with the same period in 2014, primarily due to an increase in the acquisition of property, plant, and equipment of $1.6 million.

Financing activities
Net cash provided by financing activities during the six months ended June 30, 2015 was $26.5 million, compared with a cash use of $55.7 million for the same period in 2014. The increased cash provided by financing activities is primarily a result of draws on our revolving line of credit of $74.2 million in the first six months of 2015, while no draws occurred during the same period in 2014. In addition, debt repayments decreased by $28.9 million in 2015. This was partially offset by $16.0 million in increased share repurchases. Refer to Part II, Item 2: "Unregistered Sale of Equity Securities and Use of Proceeds" for additional details related to our share repurchase program.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations for the six months ended June 30, 2015 was a decrease of $7.4 million, compared with a decrease of $2.2 million for the same period in 2014. The increased impact of exchange rates is the result of a strengthening of the dollar compared with most foreign currencies during the six months ended June 30, 2015.

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

	Six Months Ended June 30,
	2015	2014	% Change
	(in thousands)
Net cash provided by operating activities	$17,567	$67,191	(74)%
Acquisitions of property, plant, and equipment	(20,992)	(19,403)	8%
Free cash flow	$(3,425)	$47,788	N/A

Free cash flow (non-GAAP) decreased almost exclusively as a result of lower cash provided by operating activities. See the cash flow discussion of operating activities above.

Off-balance sheet arrangements:

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at June 30, 2015 and December 31, 2014 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Liquidity and Capital Resources:

Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital, which represents current assets less current liabilities, was $326.2 million at June 30, 2015, compared with $261.9 million at December 31, 2014.

Borrowings
On June 23, 2015, we entered into an amended and restated credit agreement providing for committed credit facilities in the amount of $725 million U.S. dollars (the 2015 credit facility). The 2015 credit facility consists of a U.S. dollar term loan facility (the term loan) with a principal amount of $225 million and a multicurrency revolving credit facility (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million letter of credit sub-facility and a $50 million swingline sub-facility (available for immediate cash needs at a higher interest rate). The 2015 credit replaced our prior credit facility. At June 30, 2015, $148.0 million was outstanding under the revolver, and $244.5 million was available for additional borrowings due to the covenant constraints on our total leverage. At June 30, 2015, $49.8 million was utilized by outstanding standby letters of credit, resulting in $250.2 million available for additional letters of credit.

For further description of the term loan and the revolver under our 2015 credit facility, refer to Item 1: “Financial Statements, Note 6: Debt.”

For a description of our letters of credit and performance bonds, and the amounts available for additional borrowings or letters of credit under our lines of credit, including the revolver that is part of our credit facility, refer to Item 1: “Financial Statements, Note 11: Commitments and Contingencies.”

Share Repurchase
On February 19, 2015, the Board authorized a new repurchase program of up to $50 million of our common stock over a 12-month period, beginning February 19, 2015. From February 19, 2015 through June 30, 2015, we repurchased 272,775 shares of our common stock, totaling $9.9 million, and $40.1 million remained under the current program for future purchases.

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

We began implementing these projects in the fourth quarter of 2014, and we expect to substantially complete these projects by the end of 2016. During the six months ended June 30, 2015, the total expected restructuring costs decreased by approximately $11.3 million. This includes $9.7 million in restructuring expense release, recognized in the six months ended June 30, 2015, resulting from employees, originally identified to be terminated, voluntarily resigning or filling vacant positions in different departments or locations, as well as the results of employee negotiations and the need to keep additional employees to meet revised forecasted demand on certain projects. The remainder of the change in expected costs results from the translation impact of foreign exchange rates. Certain aspects of the projects are subject to a variety of labor and employment laws, rules, and regulations, which could result in a delay in completing the projects at some locations.

At June 30, 2015, the current and long-term portions of the restructuring related liability balances were $20.6 million and $19.8 million, respectively. For further details regarding our restructuring activities, refer to Item 1: “Financial Statements, Note 12: Restructuring.”

Other Liquidity Considerations
We have tax credits and net operating loss carryforwards in various jurisdictions that are available to reduce cash taxes. However, utilization of tax credits and net operating losses are limited in certain jurisdictions. Based on current projections, we expect to pay, net of refunds, approximately $1.3 million in state taxes, $18.8 million in U.S federal taxes, and $11.4 million in local and foreign taxes in 2015. For a discussion of our tax provision and unrecognized tax benefits, see Item 1: “Financial Statements, Note 10: Income Taxes.”

At June 30, 2015, we are under examination by certain tax authorities for the 2000 to 2013 tax years. The material jurisdictions where we are subject to examination include, among others, the United States, France, Germany, Italy, Brazil, and the United Kingdom. No material changes have occurred to previously disclosed assessments. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

We have not provided U.S. deferred taxes related to the cash in certain foreign subsidiaries because our investment is considered permanent in duration. As of June 30, 2015, there was $47.9 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. If this cash were repatriated to fund U.S. operations, additional tax costs may be required. Tax is one of the many factors that we consider in the management of global cash. Included in the determination of the tax costs in repatriating foreign cash into the United States are the amount of earnings and profits in a particular jurisdiction, withholding taxes that would be imposed, and available foreign tax credits. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

In several of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc, we consolidate them because we have a greater than 50% ownership interest or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. Approximately $28.7 million of our consolidated cash balance at June 30, 2015 is held in our joint venture entities. As a result, the minority shareholders of these entities control their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from these entities.

For a description of our funded and unfunded non-U.S. defined benefit pension plans and our expected 2015 contributions, refer to Item 1: “Financial Statements, Note 8: Defined Benefit Pension Plans.”

For a description of our bonus and profit sharing plans, including the amounts accrued at June 30, 2015 and the expected timing of payment, refer to Bonus and Profit Sharing within Critical Accounting Estimates below.

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

Many of our customer arrangements contain clauses for liquidated damages, related to the timing of delivery or milestone accomplishments, that could become material in an event of failure to meet the contractual deadlines. At the inception of the arrangement and on an ongoing basis, we evaluate if the liquidating damages represent contingent revenue and, if so, we reduce the amount of consideration allocated to the delivered products and services and record it as a reduction in revenue in the period of default. If the arrangement is subject to contract accounting, liquidated damages resulting from anticipated events of default are estimated and are accounted for as job costs in the period in which the potential default is identified and the damages can be reasonably estimated.

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

We allocate consideration to each deliverable in an arrangement based on its relative selling price. We determine selling price using vendor specific objective evidence (VSOE), if it exists, otherwise we use third party evidence (TPE). We define VSOE as a median price of recent standalone transactions that are priced within a narrow range. TPE is determined based on the prices charged by our competitors for a similar deliverable when sold separately. If neither VSOE nor TPE of selling price exists for a unit of accounting, we use estimated selling price (ESP). The objective of ESP is to determine the price at which we would transact if the product or service were regularly sold by us on a standalone basis. Our determination of ESP involves a weighting of several factors based on the specific facts and circumstances of the arrangement. The factors considered include the cost to produce the deliverable, the anticipated margin on that deliverable, our ongoing pricing strategy and policies, and the characteristics of the varying markets in which the deliverable is sold.
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

Restructuring
We record a liability for costs associated with an exit or disposal activity under a restructuring project at its fair value in the period in which the liability is incurred. Employee termination benefits considered post-employment benefits are accrued when the obligation is probable and estimable, such as benefits stipulated by human resource policies and practices or statutory requirements and negotiations with works councils. One-time termination benefits are expensed at the date the employee is notified. If the employee must provide future service greater than 60 days, such benefits are expensed ratably over the future service period. For contract termination costs, we record a liability upon the later of when we terminate a contract in accordance with the contract terms or when we cease using the rights conveyed by the contract.

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

Bonus and Profit Sharing
We have various employee bonus and profit sharing plans, which provide award amounts for the achievement of annual financial and nonfinancial targets. If management determines it probable that the targets will be achieved and the amounts can be reasonably estimated, a compensation accrual is recorded based on the proportional achievement of the financial and nonfinancial targets. Although we monitor and accrue expenses quarterly based on our estimated progress toward the achievement of the annual targets, the actual results at the end of the year may require awards that are significantly greater or less than the estimates made in earlier quarters. For the three and six months ended June 30, 2015, we accrued $7.9 million and $16.4 million, compared with $5.2 million and $14.2 million for the same periods in 2014. Awards are typically distributed in the first quarter of the following year.

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

Non-GAAP operating expenses and non-GAAP operating income – We define non-GAAP operating expenses as operating expenses excluding certain expenses related to the amortization of intangible assets acquired through a business acquisition, restructuring, acquisitions and goodwill impairment. We define non-GAAP operating income as operating income excluding the expenses related to the amortization of intangible assets acquired through a business acquisition, restructuring, acquisitions and goodwill impairment. We consider these non-GAAP financial measures to be useful metrics for management and investors because they exclude the effect of expenses that are related to previous acquisitions and restructuring projects. By excluding these expenses, we believe that it is easier for management and investors to compare our financial results over multiple periods and analyze trends in our operations. For example, in certain periods expenses related to amortization of intangible assets may decrease, which would improve GAAP operating margins, yet the improvement in GAAP operating margins due to this lower expense is not necessarily reflective of an improvement in our core business. There are some limitations related to the use of non-GAAP operating expense and non-GAAP operating income versus operating expense and operating income calculated in accordance with GAAP. Non-GAAP operating expense and non-GAAP operating income exclude some costs that are recurring.

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

Reconciliation of GAAP Measures to Non-GAAP Measures

The table below reconciles the non-GAAP financial measures of operating expenses, operating income, net income and diluted EPS, free cash flow, and operating income by segment with the most directly comparable GAAP financial measures.

(Unaudited; in thousands, except per share data)

TOTAL COMPANY RECONCILIATIONS	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$122,522	$131,114	$247,182	$281,110
Amortization of intangible assets	(7,888)	(11,109)	(15,861)	(22,179)
Restructuring expense	4,234	7,793	9,681	2,269
Acquisition-related expenses	4,607	(89)	2,283	(578)
Goodwill impairment	—	—	—	(977)
Non-GAAP operating expenses	$123,475	$127,709	$243,285	$259,645

NON-GAAP OPERATING INCOME
GAAP operating income (loss)	$(3,951)	$31,927	$9,588	$36,466
Amortization of intangible assets	7,888	11,109	15,861	22,179
Restructuring expense	(4,234)	(7,793)	(9,681)	(2,269)
Acquisition-related expenses	(4,607)	89	(2,283)	578
Goodwill impairment	—	—	—	977
Non-GAAP operating income (loss)	$(4,904)	$35,332	$13,485	$57,931

NON-GAAP NET INCOME & DILUTED EPS
GAAP net income (loss) attributable to Itron, Inc.	$(14,198)	$19,259	$(9,288)	$19,005
Amortization of intangible assets	7,888	11,109	15,861	22,179
Amortization of debt placement fees	1,164	379	1,529	758
Restructuring expense	(4,234)	(7,793)	(9,681)	(2,269)
Acquisition-related expenses	(4,607)	89	(2,283)	578
Goodwill impairment	—	—	—	977
Income tax effect of non-GAAP adjustments(1)	(674)	(1,636)	(2,988)	(7,578)
Non-GAAP net income (loss)	$(14,661)	$21,407	$(6,850)	$33,650

Non-GAAP diluted EPS	$(0.38)	$0.54	$(0.18)	$0.85

Weighted average common shares outstanding - Diluted	38,434	39,544	38,438	39,528

FREE CASH FLOW
Net cash provided by operating activities	$21,522	$430	$17,567	$67,191
Acquisitions of property, plant, and equipment	(11,520)	(10,839)	(20,992)	(19,403)
Free Cash Flow	$10,002	$(10,409)	$(3,425)	$47,788

(1) The income tax effect of non-GAAP adjustments is calculated using the statutory tax rates for the relevant jurisdictions if no valuation allowance exists. If a valuation allowance exists, there is no tax impact to the non-GAAP adjustment

(Unaudited; in thousands)

SEGMENT RECONCILIATIONS	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
NON-GAAP OPERATING INCOME - ELECTRICITY
Electricity - GAAP operating income (loss)	$3,904	$(1,247)	$6,300	$(24,216)
Amortization of intangible assets	4,428	6,189	8,883	12,344
Restructuring expense	(2,703)	(7,925)	(5,830)	(8,455)
Acquisition-related expenses	(4,607)	89	(2,283)	531
Goodwill impairment	—	—	—	977
Electricity - Non-GAAP operating income (loss)	$1,022	$(2,894)	$7,070	$(18,819)

NON-GAAP OPERATING INCOME - GAS
Gas - GAAP operating income	$14,742	$24,329	$28,334	$50,053
Amortization of intangible assets	1,945	2,681	3,915	5,370
Restructuring expense	(1,186)	517	(684)	214
Gas - Non-GAAP operating income	$15,501	$27,527	$31,565	$55,637

NON-GAAP OPERATING INCOME - WATER
Water - GAAP operating income (loss)	$(11,511)	$20,519	$(3,414)	$41,162
Amortization of intangible assets	1,515	2,239	3,063	4,465
Restructuring expense	156	453	273	1,010
Water - Non-GAAP operating income (loss)	$(9,840)	$23,211	$(78)	$46,637

NON-GAAP OPERATING INCOME - CORPORATE UNALLOCATED
Corporate unallocated - GAAP operating loss	$(11,086)	$(11,674)	$(21,632)	$(30,533)
Restructuring expense	(501)	(838)	(3,440)	4,962
Acquisition-related expenses	—	—	—	47
Corporate unallocated - Non-GAAP operating loss	$(11,587)	$(12,512)	$(25,072)	$(25,524)

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and the weighted average interest rates at June 30, 2015. Weighted average variable rates in the table are based on implied forward rates in the Reuters U.S. dollar yield curve as of June 30, 2015 and our estimated leverage ratio, which determines our additional interest rate margin at June 30, 2015.

	2015	2016	2017	2018	2019	Beyond 2019	Total	Fair Value
	(in thousands)
Variable Rate Debt
Principal: U.S. dollar term loan	$5,625	$11,250	$14,063	$19,688	$22,500	$151,874	$225,000	$225,000
Average interest rate	1.85%	2.39%	3.13%	3.66%	4.10%	4.51%

Principal: Multicurrency revolving line of credit	$—	$—	$—	$—	$—	$147,958	$147,958	$147,958
Average interest rate	1.79%	2.22%	2.82%	3.25%	3.61%	3.94%

Interest rate swap on LIBOR-based debt
Average interest rate (Pay)	1.00%	1.00%	—%	—%	—%	—%
Average interest rate (Receive)	0.35%	0.75%	—%	—%	—%	—%
Net/Spread	(0.65)%	(0.25)%	—%	—%	—%	—%

Based on a sensitivity analysis as of June 30, 2015, we estimate that, if market interest rates average one percentage point higher in 2015 than in the table above, our financial results in 2015 would not be materially impacted.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. As a result, over half of our revenues and operating expenses are denominated in foreign currencies, which expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in functional currencies other than the U.S. dollar were 50% and 52% of total revenues for the three and six months ended June 30, 2015 compared with 59% for the same respective periods in 2014.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued, with the change recorded to other income (expense), net. We enter into monthly foreign exchange forward contracts (a total of 276 contracts were entered into during the six months ended June 30, 2015) not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. The notional amounts of the contracts ranged from $150,000 to $22.0 million, offsetting our exposures from the euro, British pound, Canadian dollar, Australian dollar, Mexican peso, and various other currencies.
In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. At June 30, 2015, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2015, our disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

There have been no other changes in our internal control over financial reporting during the three months ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings
Refer to Item 1: “Financial Statements, Note 11: Commitments and Contingencies”.

Item 1A:	Risk Factors
There were no material changes to risk factors during the second quarter of 2015 from those previously disclosed in Item 1A: "Risk Factors" of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the SEC on February 20, 2015.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Issuer Repurchase of Equity Securities
The table below summarizes information about our repurchases of our equity securities, based on settlement date, during the quarterly period ended June 30, 2015.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
April 1 through April 30	52,775	$36.79	52,775	$45,000
May 1 through May 31	—	—	—	45,000
June 1 through June 30	136,000	36.04	136,000	40,098
Total	188,775	$36.25	188,775

(1)
On February 19, 2015, Itron's Board authorized a new repurchase program of up to $50 million of our common stock over a 12-month period beginning February 19, 2015. Repurchases are made in the open market or in privately negotiated transactions, and in accordance with applicable securities laws. No shares were purchased outside of this plan.

(2)	Includes commissions.

Subsequent to June 30, 2015, we repurchased 230,000 shares of our common stock under the stock repurchase program authorized by the Board of Directors on February 19, 2015. The average price paid per share was $32.00.

Item 5:	Other Information

(a) No information was required to be disclosed in a report on Form 8-K during the second quarter of 2015 that was not reported.

(b) Not applicable.

Item 6:	Exhibits

Exhibit Number	Description of Exhibits

4.1
Amended and Restated Credit Agreement dated June 23, 2015 among Itron, Inc. and a syndicate of banks led by Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited and BNP Paribas (Filed as Exhibit 4.1 to Itron, Inc.'s Current Report on Form 8-K, filed on June 23, 2015)

4.2
First Amendment to Security Agreement dated June 23, 2015 among Itron, Inc. and Wells Fargo Bank, National Association (Filed as Exhibit 4.2 to Itron, Inc.'s Current Report on Form 8-K, filed on June 23, 2015)

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

ITRON, INC.

August 6, 2015	By:	/s/ W. MARK SCHMITZ
Date		W. Mark Schmitz
Executive Vice President and Chief Financial Officer