Form 10-Q
period 2015-09-30
ITRON INC /WA/
filed 2015-11-05
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2015 there were outstanding 37,897,742 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1:     Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Revenues	$469,092	$496,454	$1,387,442	$1,460,602
Cost of revenues	322,126	345,692	983,706	992,264
Gross profit	146,966	150,762	403,736	468,338

Operating expenses
Sales and marketing	39,217	44,484	123,302	138,212
Product development	41,559	42,303	126,399	130,711
General and administrative	31,118	36,542	103,195	114,629
Amortization of intangible assets	7,869	10,917	23,730	33,096
Restructuring	(5)	58	(9,686)	(2,211)
Goodwill impairment	—	—	—	977
Total operating expenses	119,758	134,304	366,940	415,414

Operating income	27,208	16,458	36,796	52,924
Other income (expense)
Interest income	180	163	440	313
Interest expense	(2,799)	(3,015)	(9,336)	(8,837)
Other income (expense), net	(1,120)	(1,569)	(3,003)	(5,442)
Total other income (expense)	(3,739)	(4,421)	(11,899)	(13,966)

Income before income taxes	23,469	12,037	24,897	38,958
Income tax provision	(10,144)	(4,484)	(19,673)	(11,679)
Net income	13,325	7,553	5,224	27,279
Net income attributable to noncontrolling interests	630	245	1,817	966
Net income attributable to Itron, Inc.	$12,695	$7,308	$3,407	$26,313

Earnings per common share - Basic	$0.33	$0.19	$0.09	$0.67
Earnings per common share - Diluted	$0.33	$0.19	$0.09	$0.67

Weighted average common shares outstanding - Basic	38,114	39,213	38,329	39,268
Weighted average common shares outstanding - Diluted	38,358	39,493	38,591	39,516
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net income	$13,325	$7,553	$5,224	$27,279
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(16,700)	(49,391)	(63,934)	(60,760)
Foreign currency translation adjustment reclassified into net income on disposal	962	—	962	—
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	(182)	134	(681)	(344)
Net hedging loss reclassified into net income	253	266	761	788
Pension plan benefit liability adjustment	866	98	1,863	313
Total other comprehensive income (loss), net of tax	(14,801)	(48,893)	(61,029)	(60,003)
Total comprehensive income (loss), net of tax	(1,476)	(41,340)	(55,805)	(32,724)
Comprehensive income attributable to noncontrolling interests, net of tax	630	245	1,817	966
Comprehensive income (loss) attributable to Itron, Inc.	$(2,106)	$(41,585)	$(57,622)	$(33,690)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$109,458	$112,371
Accounts receivable, net	340,423	348,389
Inventories	214,237	154,504
Deferred tax assets current, net	35,975	39,115
Other current assets	106,059	104,307
Total current assets	806,152	758,686

Property, plant, and equipment, net	190,295	207,789
Deferred tax assets noncurrent, net	59,830	74,598
Other long-term assets	27,192	28,503
Intangible assets, net	111,767	139,909
Goodwill	474,965	500,820
Total assets	$1,670,201	$1,710,305

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$201,450	$184,132
Other current liabilities	68,140	100,945
Wages and benefits payable	93,206	95,248
Taxes payable	13,210	21,951
Current portion of debt	11,250	30,000
Current portion of warranty	40,060	21,063
Unearned revenue	44,639	43,436
Total current liabilities	471,955	496,775

Long-term debt	369,457	293,969
Long-term warranty	14,684	15,403
Pension plan benefit liability	94,100	101,432
Deferred tax liabilities noncurrent, net	3,569	3,808
Other long-term obligations	81,628	84,437
Total liabilities	1,035,393	995,824

Commitments and contingencies

Equity
Preferred stock	—	—
Common stock	1,246,177	1,270,045
Accumulated other comprehensive loss, net	(197,543)	(136,514)
Accumulated deficit	(433,184)	(436,591)
Total Itron, Inc. shareholders' equity	615,450	696,940
Noncontrolling interests	19,358	17,541
Total equity	634,808	714,481
Total liabilities and equity	$1,670,201	$1,710,305
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Operating activities
Net income	$5,224	$27,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,514	75,233
Stock-based compensation	10,879	12,703
Amortization of prepaid debt fees	1,851	1,212
Deferred taxes, net	14,926	(9,787)
Goodwill impairment	—	977
Restructuring, non-cash	1,395	—
Other adjustments, net	1,877	120
Changes in operating assets and liabilities:
Accounts receivable	(12,401)	(1,576)
Inventories	(73,212)	(23,986)
Other current assets	(4,696)	(5,298)
Other long-term assets	605	(1,396)
Accounts payable, other current liabilities, and taxes payable	(11,666)	19,669
Wages and benefits payable	4,110	6,717
Unearned revenue	4,128	11,800
Warranty	20,280	(3,544)
Other operating, net	(1,660)	6,415
Net cash provided by operating activities	20,154	116,538

Investing activities
Acquisitions of property, plant, and equipment	(33,324)	(32,060)
Business acquisitions, net of cash and cash equivalents acquired	(5,754)	—
Other investing, net	545	(193)
Net cash used in investing activities	(38,533)	(32,253)

Financing activities
Proceeds from borrowings	89,709	—
Payments on debt	(30,186)	(68,750)
Issuance of common stock	2,229	2,324
Repurchase of common stock	(35,278)	(15,324)
Other financing, net	1,881	2,395
Net cash provided by (used in) financing activities	28,355	(79,355)

Effect of foreign exchange rate changes on cash and cash equivalents	(12,889)	(7,260)
Decrease in cash and cash equivalents	(2,913)	(2,330)
Cash and cash equivalents at beginning of period	112,371	124,805
Cash and cash equivalents at end of period	$109,458	$122,475

Non-cash transactions:
Property, plant, and equipment purchased but not yet paid	$690	$832

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$22,578	$8,528
Interest, net of amounts capitalized	7,549	7,536
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977. We are a technology company, offering end-to-end smart metering solutions to electric, natural gas, and water utilities around the world.

Financial Statement Preparation
The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2015 and 2014, the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014 of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed.

Certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the 2014 audited financial statements and notes included in our Annual Report on Form 10-K filed with the SEC on February 20, 2015. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

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

Noncontrolling Interests
In several of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly-owned by Itron, we consolidate them because we have a greater than 50% ownership interest or because we exercise control over the operations. The noncontrolling interest balance is adjusted each period to reflect the allocation of net income and other comprehensive income attributable to the noncontrolling interests, as shown in our Consolidated Statements of Operations and our Consolidated Statements of Comprehensive Income (Loss) as well as contributions from and distributions to the owners. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders.

Business Acquisition
On August 26, 2015, we completed our acquisition of 100% of Temetra Limited (Temetra) in a stock purchase. Temetra is a technology company focused on meter data management and meter data collection in the water industry with a software-as-a-service business model. The acquisition strengthens Itron's data analytics capabilities and provides water utility customers with additional cloud-based technology options. The acquisition consisted of cash and contingent consideration. This acquisition is not considered significant to our financial position, results of operations, and cash flows. See Business Combinations policy below.

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

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset group may not be recoverable. Assets held for sale are classified within other current assets in the Consolidated Balance Sheets, are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Gains and losses from asset disposals and impairment losses are classified within the Consolidated Statements of Operations according to the use of the asset, except those gains and losses recognized in conjunction with our restructuring activities, which are classified within restructuring.

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

Asset impairments associated with a restructuring project are determined at the asset group level. An impairment may be recorded for assets that are to be abandoned, are to be sold for less than net book value, or are held for sale in which the estimated proceeds less costs to sell are less than the net book value. We may also recognize impairment on an asset group, which is held and used, when the carrying value is not recoverable and exceeds the asset group's fair value. If an asset group is considered a business, a portion of our goodwill balance is allocated to it based on relative fair value. If the sale of an asset group under a restructuring project results in proceeds that exceed the net book value of the asset group, the resulting gain is recorded within restructuring in the Consolidated Statements of Operations.

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

Many of our customer arrangements contain clauses for liquidated damages, related to the timing of delivery or milestone accomplishments, that could become material in an event of failure to meet the contractual deadlines. At the inception of the arrangement and on an ongoing basis, we evaluate if the liquidating damages represent contingent revenue and, if so, we reduce the amount of consideration allocated to the delivered products and services and record it as a reduction in revenue in the period of default. If the arrangement is subject to contract accounting, liquidated damages resulting from anticipated events of default are estimated and are accounted for as job costs in the period in which the liquidated damages are deemed probable of occurrence and are reasonably estimable.

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

Unearned revenue is recorded when a customer pays for products or services, but the criteria for revenue recognition have not been met as of the balance sheet date. Unearned revenues of $78.2 million and $76.6 million at September 30, 2015 and December 31, 2014 related primarily to professional services and software associated with our smart metering contracts, extended or noncustomary warranty, and prepaid post-contract support. Deferred costs are recorded for products or services for which ownership (typically defined as title and risk of loss) has transferred to the customer, but the criteria for revenue recognition have not been met as of the balance sheet date. Deferred costs were $11.7 million and $24.9 million at September 30, 2015 and December 31, 2014 and are recorded within other assets in the Consolidated Balance Sheets.

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

On April 7, 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which will require debt issuance costs to be presented in the balance sheet as a direct deduction from the associated debt liability. ASU 2015-03 is effective for us on January 1, 2016 using the retrospective or transition method, and we plan to adopt on that date. We do not anticipate that ASU 2015-03 will have a material impact to our balance sheet.

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

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory (ASU 2015-11). The amendments in ASU 2015-11 apply to inventory measured using first-in, first-out (FIFO) or average cost and will require entities to measure inventory at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the normal course of business, minus the cost of completion, disposal and transportation. Replacement cost and net realizable value less a normal profit margin will no longer be considered. ASU 2015-11 is effective for us on January 1, 2017. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period with a corresponding adjustment to goodwill in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts will be recorded in the same period’s financial statements, calculated as if the accounting had been completed at the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2015, and early adoption is permitted. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. We adopted this ASU on October 1, 2015, and we do not anticipate a material impact from adoption.

Note 2:    Earnings Per Share and Capital Structure

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Net income available to common shareholders	$12,695	$7,308	$3,407	$26,313

Weighted average common shares outstanding - Basic	38,114	39,213	38,329	39,268
Dilutive effect of stock-based awards	244	280	262	248
Weighted average common shares outstanding - Diluted	38,358	39,493	38,591	39,516
Earnings per common share - Basic	$0.33	$0.19	$0.09	$0.67
Earnings per common share - Diluted	$0.33	$0.19	$0.09	$0.67

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award, and the amount of excess tax benefits, if any. Approximately 1.1 million and 1.2 million stock-based awards were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2015, and 2014 because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Note 3:    Certain Balance Sheet Components

Accounts receivable, net	September 30, 2015	December 31, 2014
	(in thousands)
Trade receivables (net of allowance of $4,959 and $6,195)	$298,895	$312,302
Unbilled receivables	41,528	36,087
Total accounts receivable, net	$340,423	$348,389

At September 30, 2015 and December 31, 2014, $4.5 million and $4.7 million, respectively, were recorded within trade receivables as billed but not yet paid by customers, in accordance with contract retainage provisions. At September 30, 2015 and December 31, 2014, contract retainage amounts that were unbilled and classified as unbilled receivables were $4.7 million and $4.0 million, respectively. These contract retainage amounts within trade receivables and unbilled receivables are expected to be collected within the following 12 months.

At September 30, 2015 and December 31, 2014, long-term unbilled receivables totaled $3.8 million and $4.3 million, respectively. These long-term unbilled receivables are classified within other long-term assets, as collection is not anticipated within the following 12 months. We had no long-term billed contract retainage receivables at September 30, 2015 and December 31, 2014.

Allowance for doubtful accounts activity	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Beginning balance	$5,422	$7,355	$6,195	$8,368
Provision (release) for doubtful accounts, net	(141)	(356)	(111)	(545)
Accounts written-off	(162)	(233)	(503)	(1,023)
Effect of change in exchange rates	(160)	(242)	(622)	(276)
Ending balance	$4,959	$6,524	$4,959	$6,524

Inventories	September 30, 2015	December 31, 2014
	(in thousands)
Materials	$123,730	$90,557
Work in process	10,193	8,991
Finished goods	80,314	54,956
Total inventories	$214,237	$154,504

Our inventory levels may vary from period to period as a result of our factory scheduling and the timing of contract fulfillments, which may include the buildup of materials in preparation for customer orders or finished goods for shipment.

Consigned inventory is held at third party locations; however, we retain title to the inventory until it is purchased by the third party. Consigned inventory, consisting of raw materials and finished goods, was $3.0 million and $2.5 million at September 30, 2015 and December 31, 2014, respectively.

Property, plant, and equipment, net	September 30, 2015	December 31, 2014
	(in thousands)
Machinery and equipment	$278,609	$287,448
Computers and software	107,328	100,212
Buildings, furniture, and improvements	130,009	134,461
Land	20,758	21,186
Construction in progress, including purchased equipment	24,784	21,007
Total cost	561,488	564,314
Accumulated depreciation	(371,193)	(356,525)
Property, plant, and equipment, net	$190,295	$207,789

Assets of our international subsidiaries are recorded in their respective functional currency; therefore, the carrying amounts of these assets increase or decrease, with a corresponding change in accumulated OCI, due to changes in foreign currency exchange rates. In addition, depreciation expense is impacted by the fluctuations in foreign exchange rates.

Depreciation expense	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Depreciation expense	$11,885	$13,691	$34,784	$42,118

Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, were as follows:

	September 30, 2015			December 31, 2014
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$392,667	$(357,007)	$35,660	$405,434	$(359,500)	$45,934
Customer contracts and relationships	242,627	(168,552)	74,075	262,930	(172,755)	90,175
Trademarks and trade names	64,808	(62,884)	1,924	68,205	(64,905)	3,300
Other	11,131	(11,023)	108	11,579	(11,079)	500
Total intangible assets	$711,233	$(599,466)	$111,767	$748,148	$(608,239)	$139,909

A summary of intangible asset activity is as follows:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Beginning balance, intangible assets, gross	$748,148	$804,281
Intangible assets acquired	4,827	1,453
Intangible assets impaired	(497)	—
Effect of change in exchange rates	(41,245)	(35,742)
Ending balance, intangible assets, gross	$711,233	$769,992

Intangible assets impaired includes purchased software licenses to be sold to others. This amount was expensed as part of cost of revenues in the Consolidated Statement of Operations.

Intangible assets acquired in 2015 are based on the preliminary purchase price allocation relating to our acquisition of Temetra. Refer to Note 5 for additional information regarding this acquisition. The following table reflects our preliminary allocation of purchase price for intangible assets acquired on August 26, 2015:

	Fair Value	Weighted Average Useful Life
	(in thousands)	(in years)
Identified intangible assets
Core-developed technology	$4,378	7.0
Customer contracts and relationships	337	7.0
Trademarks and trade names	56	3.0
Other	56	2.0
Total identified intangible assets subject to amortization	$4,827	6.9

Intangible assets of our international subsidiaries are recorded in their respective functional currency; therefore, the carrying amounts and accumulated amortization of intangible assets increase or decrease, with a corresponding change in accumulated OCI, due to changes in foreign currency exchange rates. Amortization expense is scheduled to decrease in future periods.

Estimated future annual amortization expense is as follows:

Years ending December 31,	Estimated Annual Amortization
(in thousands)
2015 (amount remaining at September 30, 2015)	$8,189
2016	25,566
2017	19,005
2018	13,271
2019	10,448
Beyond 2019	35,288
Total intangible assets subject to amortization	$111,767

Note 5:    Goodwill

The following table reflects goodwill allocated to each reporting segment as of September 30, 2015:

	Electricity	Gas	Water	Total Company
	(in thousands)
Balances at January 1, 2015
Goodwill before impairment	$449,668	$359,485	$382,655	$1,191,808
Accumulated impairment losses	(393,981)	—	(297,007)	(690,988)
Goodwill, net	55,687	359,485	85,648	500,820

Goodwill acquired	—	—	4,236	4,236
Effect of change in exchange rates	(2,411)	(22,615)	(5,065)	(30,091)

Balances at September 30, 2015
Goodwill before impairment	421,608	336,870	357,103	1,115,581
Accumulated impairment losses	(368,332)	—	(272,284)	(640,616)
Goodwill, net	$53,276	$336,870	$84,819	$474,965

Refer to Note 1 for a description of our reporting units and the methods used to determine the fair values of our reporting units and to determine the amount of any goodwill impairment.

On August 26, 2015, we completed our acquisition of 100% of Temetra in a stock purchase. Goodwill acquired in 2015 is based on the preliminary purchase price allocation of the Temetra acquisition. We are continuing to collect information to determine the fair values of accrued liabilities and contingent consideration, both of which would affect goodwill. Due to the timing of the acquisition, we completed a preliminary assessment of the fair values of these liabilities, and as a result, the fair values of these liabilities are provisional until we are able to complete our assessment. The preliminary purchase price of Temetra includes the following:

Total Preliminary Purchase Price
(in thousands)
Cash paid (net of $1,395 cash received)	$5,754
Estimated working capital adjustment	905
Estimated fair value of contingent consideration	2,673
Total preliminary purchase price	$9,332

The estimated contingent consideration could be earned by the former Temetra shareholders based on Temetra's operational performance through the end of 2018. Refer to Note 4 for additional information regarding this acquisition. Pro forma information has not been provided as the acquisition is not considered significant.

Goodwill and accumulated impairment losses associated with our international subsidiaries are recorded in their respective functional currencies; therefore, the carrying amounts of these balances increase or decrease, with a corresponding change in accumulated OCI, due to changes in foreign currency exchange rates.

Note 6:    Debt

The components of our borrowings were as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Credit facility:
USD denominated term loan	$222,188	$232,500
Multicurrency revolving line of credit	158,519	91,469
Total debt	380,707	323,969
Less: current portion of debt	11,250	30,000
Long-term debt	$369,457	$293,969

Credit Facility
On June 23, 2015, we entered into an amended and restated credit agreement providing for committed credit facilities in the amount of $725 million U.S. dollars (the 2015 credit facility). The 2015 credit facility consists of a $225 million U.S. dollar term loan (the term loan) and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million standby letter of credit sub-facility and a $50 million swingline sub-facility (available for immediate cash needs at a higher interest rate). Both the term loan and the revolver mature on June 23, 2020, and amounts borrowed under the revolver are classified as long-term and, during the credit facility term, may be repaid and reborrowed until the revolver's maturity, at which time the revolver will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the revolver are subject to a commitment fee, which is paid in arrears on the last day of each fiscal quarter, ranging from 0.175% to 0.30% per annum depending on our total leverage ratio as of the most recently ended fiscal quarter. Amounts repaid on the term loan may not be reborrowed. The 2015 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, British pounds, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2015 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries, including a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of their first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2015 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2015 credit facility includes debt covenants, which contain certain financial ratio thresholds and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the 2015 credit facility at September 30, 2015.

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

Under the 2015 credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total leverage ratio (as defined in the credit agreement). The applicable rates per annum may be based on either: (1) the LIBOR rate or EURIBOR rate (floor of 0%), plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 1/2 of 1%, or (iii) one month LIBOR plus 1%. At September 30, 2015, the interest rate for both the term loan and the USD revolver was 1.95% (the LIBOR rate plus a margin of 1.75%), and the interest rate for the EUR revolver was 1.75% (the EURIBOR floor rate plus a margin of 1.75%).

Total credit facility repayments were as follows:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Term loan	$10,313	$18,750
Multicurrency revolving line of credit	19,873	50,000
Total credit facility repayments	$30,186	$68,750

At September 30, 2015, $158.5 million was outstanding under the credit facility revolver, and $238.4 million was available for additional borrowings or standby letters of credit due to the most recent total leverage ratio. At September 30, 2015, $46.2 million was utilized by outstanding standby letters of credit, resulting in $253.8 million available for additional standby letters of credit. No amounts were outstanding under the swingline sub-facility.

Upon entering into the 2015 credit facility, a portion of our unamortized prepaid debt fees, totaling $821,000, were written-off to interest expense. Prepaid debt fees of approximately $3.9 million were capitalized associated with the 2015 credit facility. Unamortized prepaid debt fees were as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Unamortized prepaid debt fees	$4,422	$2,298

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

The fair values of our derivative instruments were as follows:

		Fair Value
	Balance Sheet Location	September 30, 2015	December 31, 2014
		(in thousands)
Asset Derivatives
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other long-term assets	$—	$75
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	331	107
Total asset derivatives		$331	$182

Liability Derivatives
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other current liabilities	$1,111	$1,317
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	383	236
Total liability derivatives		$1,494	$1,553

OCI during the reporting periods for our derivative and nonderivative hedging instruments, net of tax, was as follows:

	2015	2014
	(in thousands)
Net unrealized loss on hedging instruments at January 1,	$(15,148)	$(15,636)
Unrealized loss on hedging instruments	(681)	(344)
Realized losses reclassified into net income	761	788
Net unrealized loss on hedging instruments at September 30,	$(15,068)	$(15,192)

Included in the net unrealized loss on hedging instruments at September 30, 2015 and 2014 is a loss of $14.4 million, net of tax, related to our nonderivative net investment hedge, which terminated in 2011. This loss on our net investment hedge will remain in accumulated OCI until such time when earnings are impacted by a sale or liquidation of the associated foreign operation.

A summary of the potential effect of netting arrangements on our financial position related to the offsetting of our recognized derivative assets and liabilities under master netting arrangements or similar agreements is as follows:

Offsetting of Derivative Assets
		Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets Presented in the Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
September 30, 2015	$331	$(331)	$—	$—

December 31, 2014	$182	$(182)	$—	$—

Offsetting of Derivative Liabilities
		Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities Presented in the Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
September 30, 2015	$1,494	$(331)	$—	$1,163

December 31, 2014	$1,553	$(182)	$—	$1,371

Our derivative assets and liabilities consist of foreign exchange forward and interest rate swap contracts with eight counterparties at September 30, 2015 and December 31, 2014. No derivative asset or liability balance with any of our counterparties was individually significant at September 30, 2015 or December 31, 2014. Our derivative contracts with each of these counterparties exist under agreements that provide for the net settlement of all contracts through a single payment in a single currency in the event of default. We have no pledges of cash collateral against our obligations nor have we received pledges of cash collateral from our counterparties under the associated derivative contracts.

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

In May 2012, we entered into six forward starting pay-fixed, receive one-month LIBOR interest rate swaps. The interest rate swaps convert $200 million of our LIBOR-based debt from a floating LIBOR interest rate to a fixed interest rate of 1.00% (excluding the applicable margin on the debt) and are effective from July 31, 2013 to August 8, 2016. These cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swaps are recorded as a component of OCI and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedges are recognized as adjustments to interest expense. The amount of net losses expected to be reclassified into earnings in the next 12 months is $1.1 million. At September 30, 2015, our LIBOR-based debt balance was $347.2 million.

We will continue to monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

The before-tax effect of our cash flow derivative instruments on the Consolidated Balance Sheets and the Consolidated Statements of Operations for the three and nine months ended September 30 were as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
			Location	Amount		Location	Amount
	2015	2014		2015	2014		2015	2014
	(in thousands)			(in thousands)			(in thousands)
Three Months Ended September 30,
Interest rate swap contracts	$(296)	$217	Interest expense	$(412)	$(431)	Interest expense	$—	$—

Nine Months Ended September 30,
Interest rate swap contracts	$(1,104)	$(556)	Interest expense	$(1,235)	$(1,276)	Interest expense	$—	$—

Derivatives Not Designated as Hedging Relationships
We are exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recorded to other income (expense), net. We enter into monthly foreign exchange forward contracts (a total of 409 contracts were entered into during the nine months ended September 30, 2015), which are not designated for hedge accounting, but rather with the intent to reduce earnings volatility associated with certain of these non-functional currency assets and liabilities. The notional amounts of the contracts ranged from $118,000 to $22.0 million, offsetting our exposures to the euro, British pound, Canadian dollar, Australian dollar, Mexican peso, and various other currencies.

The effect of our foreign exchange forward derivative instruments on the Consolidated Statements of Operations for the three and nine months ended September 30 was as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Foreign exchange forward contracts	$(1,278)	$(2,458)	$(3,004)	$(4,389)

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
Our defined benefit pension plans are denominated in the functional currencies of the respective countries in which the plans are sponsored; therefore, the balances increase or decrease, with a corresponding change in OCI, due to changes in foreign currency exchange rates. Amounts recognized on the Consolidated Balance Sheets consist of:

	September 30, 2015	December 31, 2014
	(in thousands)
Assets
Plan assets in other long-term assets	$400	$567

Liabilities
Current portion of pension plan liability in wages and benefits payable	3,498	4,552
Long-term portion of pension plan liability	94,100	101,432

Net pension plan benefit liability	$97,198	$105,417

Our net pension plan benefit liability decreased primarily due to the strengthening of the U.S. dollar compared with most foreign currencies at September 30, 2015 as compared with December 31, 2014.

Our asset investment strategy focuses on maintaining a portfolio using primarily insurance funds, which are accounted for as investments and measured at fair value, in order to achieve our long-term investment objectives on a risk adjusted basis. Our general funding policy for these qualified pension plans is to contribute amounts sufficient to satisfy regulatory funding standards of the respective countries for each plan. We contributed $312,000 and $389,000 to the defined benefit pension plans for the nine months ended September 30, 2015 and 2014, respectively. The timing of contributions can vary by plan and from year to year. For 2015, assuming that actual plan asset returns are consistent with our expected rate of return, and that interest rates remain constant, we expect to contribute approximately $382,000 to our defined benefit pension plans. We contributed $375,000 to the defined benefit pension plans for the year ended December 31, 2014.
Net periodic pension benefit costs for our plans include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Service cost	$904	$723	$3,162	$2,750
Interest cost	595	871	1,820	2,661
Expected return on plan assets	(122)	(158)	(387)	(478)
Settlements and other	375	6	374	33
Amortization of actuarial net loss	488	118	1,470	363
Amortization of unrecognized prior service costs	14	17	43	53
Net periodic benefit cost	$2,254	$1,577	$6,482	$5,382

Note 9:    Stock-Based Compensation

We record stock-based compensation expense for awards of stock options and the issuance of restricted stock units and unrestricted stock awards. We expense stock-based compensation primarily using the straight-line method over the requisite service period. For the three and nine months ended September 30, stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Stock options	$713	$606	$2,005	$1,706
Restricted stock units	1,969	2,413	8,374	10,307
Unrestricted stock awards	200	230	500	690
Total stock-based compensation	$2,882	$3,249	$10,879	$12,703

Related tax benefit	$809	$850	$3,189	$3,523

We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied.

Subject to stock splits, dividends, and other similar events, 7,473,956 shares of common stock are reserved and authorized for issuance under our Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan). Awards consist of stock options, restricted stock units, and unrestricted stock awards. At September 30, 2015, 2,830,492 shares were available for grant under the Stock Incentive Plan. The Stock Incentive Plan shares are subject to a fungible share provision such that the authorized share reserve is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

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

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Dividend yield(1)	—%	—%	—%	—%
Expected volatility(1)	—%	33.6%	34.5%	39.3%
Risk-free interest rate(1)	—%	1.9%	1.7%	1.7%
Expected term (years)(1)	—	5.5	5.5	5.5

(1) There were no employee stock options granted for the three months ended September 30, 2015.

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

A summary of our stock option activity for the nine months ended September 30 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2014	1,180	$54.79	4.6	$1,300
Granted	160	35.65			$13.65
Exercised	(41)	26.17		546
Forfeited	(7)	44.06
Expired	(141)	69.24
Outstanding, September 30, 2014	1,151	$51.42	5.1	$1,011

Outstanding, January 1, 2015	1,123	$51.90	4.4	$1,676
Granted	207	35.30			$12.15
Exercised	(23)	36.05		26
Forfeited	(17)	37.47
Expired	(167)	53.95
Outstanding, September 30, 2015	1,123	$49.12	5.4	$—

Exercisable September 30, 2015	739	$55.52	3.8	$—

Expected to vest, September 30, 2015	374	$36.86	8.7	$—

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

As of September 30, 2015, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $3.1 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

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
Depending on the level of achievement of the performance condition, the actual number of shares to be earned ranges between 0% and 160% of the awards originally granted. At the end of the performance periods, if the performance conditions are achieved at or above threshold, the number of shares earned is further adjusted by a TSR multiplier payout percentage, which ranges between 75% and 125%, based on the market condition. Therefore, based on the attainment of the performance and market conditions, the actual number of shares that vest may range from 0% to 200% of the awards originally granted. Due to the presence of the TSR multiplier market condition, we utilize a Monte Carlo valuation model to determine the fair value of the awards at the grant date. This pricing model uses multiple simulations to evaluate the probability of our achievement of various stock price levels to determine our expected TSR performance ranking. The weighted-average assumptions used to estimate the fair value of performance-based restricted stock units granted and the resulting weighted average fair value are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Dividend yield(1)	—%	—%	—%	—%
Expected volatility(1)	—%	30.1%	30.1%	32.3%
Risk-free interest rate(1)	—%	0.7%	0.7%	0.4%
Expected term (years)(1)	—	2.3	2.1	2.0

Weighted average fair value(1)	$—	$43.05	$33.48	$35.15

(1)	There were no long-term performance restricted stock units granted for the three months ended September 30, 2015.

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

The following table summarizes restricted stock unit activity for the nine months ended September 30:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value(1)
	(in thousands)		(in thousands)
Outstanding, January 1, 2014	658
Granted(2)	330	$35.64
Released	(266)		$13,022
Forfeited	(29)
Outstanding, September 30, 2014	693

Outstanding, January 1, 2015	682
Granted(2)	319	$35.30
Released	(288)		$11,852
Forfeited	(54)
Outstanding, September 30, 2015	659

Vested but not released, September 30, 2015	5		$159

Expected to vest, September 30, 2015	537		$17,131

(1)
The aggregate intrinsic value is the market value of the stock, before applicable income taxes, based on the closing price on the stock release dates or at the end of the period for restricted stock units expected to vest.

(2)
Restricted stock units granted in 2014 and 2015 do not include awards under the Performance Award Agreement for the respective years, as these awards are not granted until attainment of annual performance goals has been determined at the conclusion of the performance period, which had not occurred as of September 30, 2014 and 2015, respectively.

At September 30, 2015, unrecognized compensation expense on restricted stock units was $20.6 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

Unrestricted Stock Awards
We grant unrestricted stock awards to members of our Board of Directors as part of their compensation. Awards are fully vested and expensed when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of grant.

The following table summarizes unrestricted stock award activity for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share data)
Shares of unrestricted stock granted	6	6	14	18

Weighted average grant date fair value per share	$33.91	$41.42	$36.51	$39.19

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

The following table summarizes ESPP activity for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Shares of stock sold to employees(1)	11	13	39	47

(1)	Stock sold to employees during each fiscal quarter under the ESPP is associated with the offering period ending on the last day of the previous fiscal quarter.

There were approximately 406,000 shares of common stock available for future issuance under the ESPP at September 30, 2015.

Note 10: Income Taxes

Our tax provision as a percentage of income before tax typically differs from the federal statutory rate of 35%, and may vary from period to period, due to fluctuations in the forecast mix of earnings in domestic and international jurisdictions, new or revised tax legislation and accounting pronouncements, tax credits, state income taxes, adjustments to valuation allowances, and uncertain tax positions, among other items.

Our tax expense for the three and nine months ended September 30, 2015 differed from the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions and losses experienced in jurisdictions with valuation allowances on deferred tax assets.

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

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense recognized were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Net interest and penalties expense	$170	$237	$645	$1,476

Accrued interest and penalties recorded were as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Accrued interest	$1,886	$1,755
Accrued penalties	2,585	2,671

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate were as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Unrecognized tax benefits related to uncertain tax positions	$32,973	$28,146
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	31,660	26,980

At September 30, 2015, we are under examination by certain tax authorities for the 2000 to 2013 tax years. The material jurisdictions where we are subject to examination include, among others, the United States, France, Germany, Italy, Brazil, and the United Kingdom. No material changes have occurred to previously disclosed assessments. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

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

Our available lines of credit, outstanding standby LOCs, and bonds were as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
Credit facilities(1)
Multicurrency revolving line of credit	$500,000	$660,000
Long-term borrowings	(158,519)	(91,469)
Standby LOCs issued and outstanding	(46,230)	(50,399)

Net available for additional borrowings under the multi-currency revolving line of credit	$238,395	$518,132
Net available for additional standby LOCs under sub-facility	253,770	449,601

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$99,147	$106,855
Standby LOCs issued and outstanding	(31,610)	(28,636)
Short-term borrowings(2)	(9,360)	(4,282)
Net available for additional borrowings and LOCs	$58,177	$73,937

Unsecured surety bonds in force	$80,745	$116,306

(1)	Refer to Note 6 for details regarding our secured credit facilities.

(2)	Short-term borrowings are included in "Other current liabilities" on the Consolidated Balance Sheets.

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

In 2010 and 2011, Transdata Incorporated (Transdata) filed lawsuits against four of our customers, CenterPoint Energy (CenterPoint), Tri-County Electric Cooperative, Inc. (Tri-County), San Diego Gas & Electric Company (San Diego), and Texas-New Mexico Power Company (TNMP), as well as several other utilities, alleging infringement of three patents owned by Transdata related to the use of an antenna in a meter. Pursuant to our contractual obligations with our customers, we agreed, subject to certain exceptions, to indemnify and defend them in these lawsuits. The complaints seek unspecified damages as well as injunctive relief. CenterPoint, Tri-County, San Diego, and TNMP have denied all of the substantive allegations and filed counterclaims seeking a declaratory judgment that the patents are invalid and not infringed. In December 2011, the Judicial Panel on Multi-District Litigation consolidated all of these cases in the Western District of Oklahoma for pretrial proceedings. On April 17, 2011, the Oklahoma court stayed the litigation pending the resolution of re-examination proceedings in the United States Patent and Trademark Office (U.S. PTO). The U.S. PTO issued re-examination certificates confirming the patentability of the original claims and allowing certain new claims added by Transdata. The parties conducted a claim construction hearing on February 5, 2013 on one claim term -- "electric meter circuitry." After initially adopting the defendants' proposed construction of the term, the Court granted Transdata's motion for reconsideration by order of June 25, 2013 and has adopted Transdata's proposed construction. On October 1, 2013, the Court issued an order construing other claim terms. Fact discovery closed on June 29, 2014. Following expert reports and depositions, both sides filed various summary judgment motions. On August 28, 2015, the Court issued orders on the motions. Among other things, the Court granted Transdata’s motion for summary judgment that certain prior art did not invalidate the claims, denied CenterPoint’s and SDG&E’s motion for summary judgment that they did not infringe certain asserted claims, and granted defendants’ motion for summary judgment on the issue of willfulness. Defendants have moved for reconsideration of the first two orders. Transdata has moved to have the cases remanded to their originating districts for trial. Defendants are opposing the motion on the basis that the motions for reconsideration should be decided first and/or certain issues should be certified for immediate appeal. The U.S. PTO also instituted additional re-examinations in May 2014 on all three patents but issued Notices of Intent to Issue Re-examination Certificates confirming the patentability of the challenged claims. Petitions for inter partes review, which is a procedure conducted by the Patent Trial and Appeal Board (the PTAB) of the U.S. PTO in which a party can challenge the validity of a patent, were also filed by General Electric (GE), but the PTAB found the petitions were untimely because, under the PTAB's analysis, GE was in privity with a defendant in the pending litigation (and thus was required to file within one year of the beginning of the litigation). No trials are scheduled. In addition, Transdata filed a complaint in the Eastern District of Texas on September 13, 2015 asserting that Itron infringes the three patents in the litigation above. The complaint seeks unspecified damages and injunctive relief. We have not yet responded to the complaint, and there is currently no schedule for the case. We do not believe these matters will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which such a loss is recognized.

Itron and its subsidiaries are parties to various employment-related proceedings in jurisdictions where they do business. None of the proceedings are individually material to Itron, and we believe that we have made adequate provision such that the ultimate disposition of the proceedings will not materially affect Itron's business or financial condition.

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Beginning balance	$58,139	$42,549	$36,466	$45,146
New product warranties	1,760	2,278	4,767	4,992
Other changes/adjustments to warranties	2,363	2,632	30,088	3,686
Claims activity	(7,147)	(5,605)	(14,711)	(12,113)
Effect of change in exchange rates	(371)	(1,500)	(1,866)	(1,357)
Ending balance	54,744	40,354	54,744	40,354
Less: current portion of warranty	40,060	22,283	40,060	22,283
Long-term warranty	$14,684	$18,071	$14,684	$18,071

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to extended warranty contracts, and other changes and adjustments to warranties. Warranty expense for the three and nine months ended September 30 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Total warranty expense	$4,123	$4,910	$34,855	$8,678

Warranty expense increased during the nine months ended September 30, 2015 compared with 2014 primarily due to special warranty provisions. During the second quarter of 2015, we concluded it was necessary to issue a product replacement notification to customers of our Water segment who had purchased certain communication modules manufactured between July 2013 and December 2014. We determined that a component of the modules was failing prematurely. The charge recorded for this matter during the nine months ended September 30, 2015 was $28.2 million.

Unearned Revenue Related to Extended Warranty
A summary of changes to unearned revenue for extended warranty contracts is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Beginning balance	$34,084	$33,958	$34,138	$33,528
Unearned revenue for new extended warranties	826	987	2,251	2,837
Unearned revenue recognized	(716)	(633)	(2,029)	(2,037)
Effect of change in exchange rates	(187)	(121)	(353)	(137)
Ending balance	34,007	34,191	34,007	34,191
Less: current portion of unearned revenue for extended warranty	3,416	2,592	3,416	2,592
Long-term unearned revenue for extended warranty within other long-term obligations	$30,591	$31,599	$30,591	$31,599

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

Plan costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Plan costs	$5,803	$5,694	$18,704	$16,670

The IBNR accrual, which is included in wages and benefits payable, was as follows:

	September 30, 2015	December 31, 2014
	(in thousands)
IBNR accrual	$2,115	$1,924

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

We began implementing these projects in the fourth quarter of 2014, and we expect to substantially complete these projects by the end of 2016. During the nine months ended September 30, 2015, the total expected restructuring costs decreased by approximately $16.3 million. This includes $9.7 million in restructuring expense release, recognized in the nine months ended September 30, 2015, resulting from employees, originally identified to be terminated, voluntarily resigning or filling vacant positions in different departments or locations, as well as the result of employee negotiations and the need to keep additional employees to meet revised forecasted demand on certain projects. In addition, we are expecting lower future legal costs associated with the termination of employees in certain locations. The favorable change in the translation impact of foreign exchange rates also lowered the expected remaining costs to be recognized. We also recognized a loss of $630,000 on the sale of a non-core business during the third quarter of 2015 as part of our restructuring activities. This loss is included in the Asset impairment & net loss on sale or disposal line in the table below. Certain aspects of the projects are subject to a variety of labor and employment laws, rules, and regulations, which could result in a delay in completing the projects at some locations.

The total expected restructuring costs, the restructuring costs recognized during the nine months ended September 30, 2015, and the remaining expected restructuring costs as of September 30, 2015 were as follows:

	Total Expected Costs at September 30, 2015	Costs Recognized in Prior Periods	Costs Recognized During the Nine Months Ended September 30, 2015	Remaining Costs to be Recognized at September 30, 2015
	(in thousands)
Employee severance costs	$33,982	$47,447	$(13,465)	$—
Asset impairments & net loss on sale or disposal	9,347	7,952	1,395	—
Other restructuring costs	7,067	401	2,384	4,282
Total	$50,396	$55,800	$(9,686)	$4,282

Segments:
Electricity	$25,924	$29,660	$(7,790)	$4,054
Gas	10,981	12,185	(1,303)	99
Water	1,725	1,106	597	22
Corporate unallocated	11,766	12,849	(1,190)	107
Total	$50,396	$55,800	$(9,686)	$4,282

The following table summarizes the activity within the restructuring related balance sheet accounts during the nine months ended September 30, 2015:

	Accrued Employee Severance	Asset Impairments & Net Loss on Sale or Disposal	Other Accrued Costs	Total
	(in thousands)
Beginning balance, January 1, 2015	$59,333	$—	$3,526	$62,859
Costs charged to (released from) expense	(13,465)	1,395	2,384	(9,686)
Cash payments	(9,450)	—	(2,575)	(12,025)
Non-cash items	—	(1,395)	—	(1,395)
Effect of change in exchange rates	(4,563)	—	(241)	(4,804)
Ending balance, September 30, 2015	$31,855	$—	$3,094	$34,949

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

The current portions of the restructuring related liability balances were $23.3 million and $49.1 million as of September 30, 2015 and December 31, 2014. The current portion of the liability is classified within "Other current liabilities" on the Consolidated Balance Sheets. The long-term portions of the restructuring related liability balances were $11.7 million and $13.8 million as of September 30, 2015 and December 31, 2014. The long-term portion of the restructuring liability is classified within "Other long-term obligations" on the Consolidated Balance Sheets, and includes facility exit costs and severance accruals.

Asset impairments are determined at the asset group level. Revenues and net operating income from the activities we have exited or will exit under the restructuring projects are not material to our operating segments or consolidated results.

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

Note 13:    Shareholder's Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock would be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at September 30, 2015 and December 31, 2014.

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

On February 19, 2015, the Board authorized a new repurchase program of up to $50 million of our common stock over a 12-month period, beginning February 19, 2015. From February 19, 2015 through September 30, 2015, we repurchased 655,178 shares of our common stock, totaling $22.0 million, and $28.0 million remained under the current program for future purchases.

Other Comprehensive Income (Loss)
OCI is reflected as a net increase (decrease) to Itron, Inc. shareholders’ equity and is not reflected in our results of operations. The before-tax amount, income tax (provision) benefit, and net-of-tax amount related to each component of other comprehensive income (loss) during the reporting periods are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Before-tax amount
Foreign currency translation adjustment	$(17,025)	$(49,820)	$(64,630)	$(61,208)
Foreign currency translation adjustment reclassified into net income on disposal	962	—	962	—
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(296)	217	(1,104)	(556)
Net hedging loss reclassified into net income	412	430	1,235	1,275
Pension plan benefits liability adjustment	877	141	1,887	449
Total other comprehensive income (loss), before tax	(15,070)	(49,032)	(61,650)	(60,040)

Tax (provision) benefit
Foreign currency translation adjustment	325	429	696	448
Foreign currency translation adjustment reclassified into net income on disposal	—	—	—	—
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	114	(83)	423	212
Net hedging loss reclassified into net income	(159)	(164)	(474)	(487)
Pension plan benefits liability adjustment	(11)	(43)	(24)	(136)
Total other comprehensive income (loss) tax (provision) benefit	269	139	621	37

Net-of-tax amount
Foreign currency translation adjustment	(16,700)	(49,391)	(63,934)	(60,760)
Foreign currency translation adjustment reclassified into net income on disposal	962	—	962	—
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(182)	134	(681)	(344)
Net hedging loss reclassified into net income	253	266	761	788
Pension plan benefits liability adjustment	866	98	1,863	313
Total other comprehensive income (loss), net of tax	$(14,801)	$(48,893)	$(61,029)	$(60,003)

The changes in the components of accumulated other comprehensive income (loss) (AOCI), net of tax, were as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Plan Benefit Liability Adjustments	Total
	(in thousands)
Balances at January 1, 2014	$3,799	$(1,256)	$(14,380)	$(9,885)	$(21,722)
OCI before reclassifications	(60,760)	(344)	—	627	(60,477)
Amounts reclassified from AOCI	—	788	—	(314)	474
Total other comprehensive income (loss)	(60,760)	444	—	313	(60,003)
Balances at September 30, 2014	$(56,961)	$(812)	$(14,380)	$(9,572)	$(81,725)

Balances at January 1, 2015	$(86,534)	$(768)	$(14,380)	$(34,832)	$(136,514)
OCI before reclassifications	(63,934)	(681)	—	(1)	(64,616)
Amounts reclassified from AOCI	962	761	—	1,864	3,587
Total other comprehensive income (loss)	(62,972)	80	—	1,863	(61,029)
Balances at September 30, 2015	$(149,506)	$(688)	$(14,380)	$(32,969)	$(197,543)

Details about the AOCI components reclassified to the Consolidated Statements of Operations during the reporting periods are as follows:

	Amount Reclassified from AOCI(1)
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item in the Consolidated Statements of Operations
	2015	2014	2015	2014
	(in thousands)
Amortization of defined benefit pension items
Prior-service costs	$(14)	$(17)	$(43)	$(53)	(2)
Actuarial losses	(488)	(118)	(1,470)	(363)	(2)
Settlement and Other	(375)	(6)	(375)	(35)	(2)
Total, before tax	(877)	(141)	(1,888)	(451)	Income before income taxes
Tax benefit (provision)	11	43	24	137	Income tax provision
Total, net of tax	(866)	(98)	(1,864)	(314)	Net income

Total reclassifications for the period, net of tax	$(866)	$(98)	$(1,864)	$(314)	Net income

(1)	Amounts in parenthesis indicate debits to the Consolidated Statements of Operations.

(2)	These AOCI components are included in the computation of net periodic pension cost. Refer to Note 8 for additional details.

We reclassified $962,000 of accumulated currency translation loss into net income upon sale of an insignificant business in Europe. This reclassification was included in restructuring in the Consolidated Statements of Operations. There was no tax impact as a result of this transaction.

Refer to Note 7 for additional details related to derivative activities that resulted in reclassification of AOCI to the Consolidated Statements of Operations.

Note 14:    Fair Values of Financial Instruments

The fair values at September 30, 2015 and December 31, 2014 do not reflect subsequent changes in the economy, interest rates, and other variables that may affect the determination of fair value. The following table presents the fair values of our financial instruments as of the balance sheet dates:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Assets
Cash and cash equivalents	$109,458	$109,458	$112,371	$112,371
Foreign exchange forwards	331	331	107	107
Interest rate swaps	—	—	75	75

Liabilities
Credit facility
USD denominated term loan	$222,188	$222,177	$232,500	$231,645
Multicurrency revolving line of credit	158,519	158,523	91,469	91,124
Interest rate swaps	1,111	1,111	1,317	1,317
Foreign exchange forwards	383	383	236	236

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

We have three GAAP measures of segment performance: revenue, gross profit (margin), and operating income (margin). Our operating segments have distinct products, and, therefore, intersegment revenues are minimal. Certain operating expenses are allocated to the operating segments based upon internally established allocation methodologies. Corporate operating expenses, interest income, interest expense, other income (expense), and income tax provision are not allocated to the segments, nor included in the measure of segment profit or loss. In addition, we allocate only certain production assets and intangible assets to our operating segments. We do not manage the performance of the segments on a balance sheet basis.

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

Revenues, gross profit, and operating income associated with our segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Revenues
Electricity	$206,389	$203,441	$603,651	$567,414
Gas	136,588	149,276	401,063	449,707
Water	126,115	143,737	382,728	443,481
Total Company	$469,092	$496,454	$1,387,442	$1,460,602

Gross profit
Electricity	$56,859	$45,959	$164,601	$141,675
Gas	45,916	53,492	133,541	168,609
Water	44,191	51,311	105,594	158,054
Total Company	$146,966	$150,762	$403,736	$468,338

Operating income (loss)
Electricity	$10,575	$(11,196)	$16,875	$(35,412)
Gas	15,741	23,836	44,075	73,889
Water	14,290	19,157	10,876	60,319
Corporate unallocated	(13,398)	(15,339)	(35,030)	(45,872)
Total Company	27,208	16,458	36,796	52,924
Total other income (expense)	(3,739)	(4,421)	(11,899)	(13,966)
Income before income taxes	$23,469	$12,037	$24,897	$38,958

During the second quarter of 2015, we concluded it was necessary to issue a product replacement notification to customers of our Water segment who had purchased certain communication modules manufactured between July 2013 and December 2014. We determined that a component of the modules was failing prematurely. This resulted in a decrease to gross profit of $1.5 million and $28.2 million for the three and nine months ended September 30, 2015. After adjusting for the tax impact, this charge resulted in a decrease to basic and diluted earnings per share of $0.02 and $0.45 for the three and nine months ended September 30, 2015.

For the three and nine months ended September 30, 2015, our Electricity segment recognized reimbursements of $3.4 million and $8.0 million (classified as an acquisition-related cost recovery within general and administrative expense). These reimbursements were received from certain former SmartSynch, Inc. (SmartSynch) shareholders related to the settlement of litigation, arising from the SmartSynch acquisition, which we paid in February 2015.

For the three months ended September 30, 2015, one customer represented 11% of total Electricity segment revenues. For the three months ended September 30, 2015, no single customer represented more than 10% of the total Company, Gas, or Water operating segment revenues. For the three months ended September 30, 2014, no single customer represented more than 10% of total Company or the Electricity, Gas, or Water operating segment revenues. For the nine months ended September 30, 2015 and September 30, 2014, no single customer represented more than 10% of total Company or the Electricity, Gas, or Water operating segment revenues.

Revenues by region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
United States and Canada	$257,901	$237,684	$742,927	$652,390
Europe, Middle East, and Africa	166,231	201,673	509,322	641,434
Other (1)	44,960	57,097	135,193	166,778
Total revenues	$469,092	$496,454	$1,387,442	$1,460,602

(1) The Other region includes our operations in Latin America and Asia Pacific.

Depreciation and amortization expense associated with our segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Electricity	$8,875	$11,596	$27,419	$36,754
Gas	5,502	6,486	16,045	19,590
Water	5,282	6,466	14,810	18,679
Corporate Unallocated	95	79	240	210
Total Company	$19,754	$24,627	$58,514	$75,233

Note 16: Subsequent Event

Stock Repurchases
Subsequent to September 30, 2015, we repurchased 88,266 shares of our common stock under the stock repurchase program authorized by the Board of Directors on February 19, 2015. The average price paid per share was $34.04.

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

We have three measures of segment performance under U.S. generally accepted accounting principles (GAAP): revenue, gross profit (margin), and operating income (margin). In addition, we measure segment performance using non-GAAP operating income. Intersegment revenues are minimal. Certain operating expenses are allocated to the operating segments based upon internally established allocation methodologies. Interest income, interest expense, other income (expense), income tax provision, and certain corporate operating expenses are neither allocated to the segments nor included in the measures of segment performance. See pages 54-56 for information about our non-GAAP measures and reconciliations to the most comparable GAAP measures.

Overview

For the three and nine months ended September 30, 2015, our revenues were unfavorably impacted by changes in foreign currency rates, while our cost of revenues and our operating expenses were favorably impacted. A more detailed analysis of revenue, gross profit, and operating expense fluctuations is provided in Operating Segment Results. Period-over-period changes referred to below, on a constant currency basis, represent differences between 2015 results and 2014 results, exclusive of changes in foreign currency rates.

Revenues for the three and nine months ended September 30, 2015 were $469 million and $1.4 billion compared with $496 million and $1.5 billion in the same periods last year. Total revenues were unfavorably impacted for the quarter and year-to-date periods by $46.0 million and $139.9 million due to changes in foreign exchange rates. On a constant currency basis, revenues increased $18.6 million for the three month period and $66.7 million for the nine month period.

Gross margin for the three and nine months ended September 30, 2015 was 31.3% and 29.1%, compared with 30.4% and 32.1% for the same periods in 2014. During the nine-month period in 2015, gross margin was negatively impacted by increased warranty charges of $26.2 million. The charge in the year-to-date period relates primarily to a product replacement notification sent to customers of our Water business who purchased certain communication modules manufactured between July 2013 and December 2014 that were failing prematurely.

Operating expenses for the three and nine months ended September 30, 2015 were lower by $14.5 million and $48.5 million compared with the same periods in 2014. For the third quarter and year-to-date period of 2015, total operating expenses were favorably impacted by $11.7 million and $39.2 million due to changes in foreign exchange rates. Apart from the foreign exchange impact, operating expense categories were lower by $2.9 million for the three months ended September 30, 2015 as compared with 2014, primarily driven by sales and marketing and general and administrative expenses, as well as lower intangible asset amortization expense. Apart from the foreign exchange impact, operating expense categories were lower by $9.3 million for the nine months ended September 30, 2015 as compared with the same period in 2014, with higher restructuring expense release and lower intangible asset amortization expense, partially offset by $3.9 million in increased product development expense.

Total backlog was $1.2 billion and twelve-month backlog was $727 million at September 30, 2015.

On August 26, 2015, we completed our acquisition of 100% of Temetra Limited (Temetra) in a stock purchase. Temetra is a technology company located in Ireland and focused on meter data management and meter data collection in the water industry with a software-as-a-service business model. The acquisition strengthens our data analytics capabilities and provides us with additional cloud-based technology options for our water utility customers. The preliminary purchase price of Temetra was $9.3 million (net of $1.4 million of cash and cash equivalents acquired). Refer to Item 1: “Financial Statements, Note 5: Goodwill” for additional information about this acquisition.

In November 2014, our management approved restructuring projects (2014 Projects) for our Electricity business and related general and administrative activities, along with certain Gas and Water activities, to improve operational efficiencies and reduce expenses. The 2014 Projects include consolidation of certain facilities and reduction of our global workforce. We began implementing these projects in the fourth quarter of 2014, and we expect to substantially complete these projects by the end of 2016. During the nine months ended September 30, 2015, the total expected restructuring costs decreased by approximately $16.3 million. This includes $9.7 million in restructuring expense release, recognized in the nine months ended September 30, 2015, resulting from employees, originally identified to be terminated, voluntarily resigning or filling vacant positions in different departments or locations, as well as the result of employee negotiations and the need to keep additional employees to meet revised forecasted demand on certain projects. In addition, we are expecting lower future legal costs associated with the termination of employees in certain locations. The favorable change in the translation impact of foreign exchange rates also lowered the expected remaining costs to be recognized. We also recognized a loss of $630,000 on the sale of a non-core business during the third quarter of 2015 as part of our restructuring activities. This loss on disposal is classified as restructuring in the Consolidated Statement of Operations. Certain aspects of the projects are subject to a variety of labor and employment laws, rules, and regulations, which could result in a delay in completing the projects at some locations.

Total Company GAAP and Non-GAAP Highlights and Unit Shipments

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands, except margin and per share data)
GAAP
Revenues	$469,092	$496,454	(6)%	$1,387,442	$1,460,602	(5)%
Gross profit	146,966	150,762	(3)%	403,736	468,338	(14)%
Operating expenses	119,758	134,304	(11)%	366,940	415,414	(12)%
Operating income	27,208	16,458	65%	36,796	52,924	(30)%
Other income (expense)	(3,739)	(4,421)	(15)%	(11,899)	(13,966)	(15)%
Income tax provision	(10,144)	(4,484)	126%	(19,673)	(11,679)	68%
Net income attributable to Itron, Inc.	12,695	7,308	74%	3,407	26,313	(87)%

Non-GAAP(1)
Operating expenses	$115,165	$123,112	(6)%	$358,450	$382,757	(6)%
Operating income	31,801	27,650	15%	45,286	85,581	(47)%
Net income	16,597	15,409	8%	9,747	49,059	(80)%

GAAP Margins and Earnings Per Share
Gross margin	31.3%	30.4%		29.1%	32.1%
Operating margin	5.8%	3.3%		2.7%	3.6%
Basic EPS	$0.33	$0.19		$0.09	$0.67
Diluted EPS	$0.33	$0.19		$0.09	$0.67

Non-GAAP Earnings Per Share(1)
Diluted EPS	$0.43	$0.39		$0.25	$1.24

(1)
These measures exclude certain expenses that we do not believe are indicative of our core operating results. See pages 54-56 for information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Revenues by region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Revenues by Region
United States and Canada (North America)	$257,901	$237,684	$742,927	$652,390
Europe, Middle East, and Africa (EMEA)	166,231	201,673	509,322	641,434
Other(2)	44,960	57,097	135,193	166,778
Total revenues	$469,092	$496,454	$1,387,442	$1,460,602

(2) The Other region includes our operations in Latin America and Asia Pacific.

For the three months ended September 30, 2015, revenues in the EMEA region and our Other region were adversely impacted by $31.1 million and $11.8 million, respectively, due to changes in foreign exchange rates. For the nine months ended September 30, 2015, revenues in the EMEA region and our Other region were adversely impacted by $105.2 million and $28.6 million, respectively, due to changes in foreign exchange rates.

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

Our revenue is driven significantly by sales of meters and communication modules. A summary of our meter and communication module shipments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(units in thousands)
Meters
Standard	4,100	4,800	13,540	14,130
Advanced and smart	1,930	1,400	5,330	4,280
Total meters	6,030	6,200	18,870	18,410

Stand-alone communication modules
Advanced and smart	1,530	1,480	4,250	4,410

Revenues
Revenues decreased $27.4 million and $73.2 million, or 6% and 5%, for the three and nine months ended September 30, 2015, compared with the same periods in 2014. Total revenue for the three and nine months ended September 30, 2015 was unfavorably impacted by $46.0 million and $139.9 million due to changes in foreign exchange rates. On a constant currency basis, for the three month periods, revenues increased in the Electricity and Water segments by $17.7 million and $1.4 million. Gas segment revenues were effectively flat. For the nine month periods, on a constant currency basis, Electricity segment revenues increased by $77.9 million, and Gas and Water segment revenues decreased by $9.4 million and $1.8 million. A more detailed analysis of revenue fluctuations is provided in Operating Segment Results.

No single customer accounted for more than 10% of total Company revenues during the three and nine months ended September 30, 2015 and 2014. Our 10 largest customers accounted for 24% and 23% of total revenues during the three and nine months ended September 30, 2015 and 19% and 18% of total revenues during the three and nine months ended September 30, 2014.

Gross Margins
Gross margin for the third quarter of 2015 was 31.3%, compared with 30.4% for the same period in 2014. For the nine months ended September 30, 2015, gross margin was 29.1%, compared with 32.1% in the same period in 2014. The improvement in the third quarter 2015 gross margin was primarily driven by a net charge of $11.4 million related to an OpenWay project that was recorded in the third quarter of 2014. The reduction in gross margin for the first nine months of 2015 was the result of declines in the gross margin for the Gas and Water segments. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

Operating Expenses

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Sales and marketing	$39,217	$44,484	(12)%	$123,302	$138,212	(11)%
Product development	41,559	42,303	(2)%	126,399	130,711	(3)%
General and administrative	31,118	36,542	(15)%	103,195	114,629	(10)%
Amortization of intangible assets	7,869	10,917	(28)%	23,730	33,096	(28)%
Restructuring	(5)	58	N/A	(9,686)	(2,211)	338%
Goodwill impairment	—	—	N/A	—	977	N/A
Total operating expenses	$119,758	$134,304	(11)%	$366,940	$415,414	(12)%

Operating expenses decreased $14.5 million for the three months ended September 30, 2015 as compared with the same period in 2014. This decrease were primarily the result of a favorable foreign exchange impact of $11.7 million, as well as a $3.4 million reimbursement of litigation settlement costs, which is classified as acquisition-related costs within general and administrative expense. During the third quarter of 2015, apart from the favorable foreign exchange impact and litigation reimbursement, increases in product development and general and administrative expenses of $3.0 million due to higher employee costs and professional services, were partially offset by decreases in sales and marketing and amortization expenses of $2.5 million. For the nine months ended September 30, 2015, operating expenses decreased $48.5 million. This decrease was primarily driven by a favorable foreign exchange impact of $39.2 million and reimbursements of litigation settlements costs of $8.0 million. A more detailed analysis of operating expenses fluctuations is provided in Operating Segment Results.

Non-GAAP Operating Expenses
For non-GAAP purposes, total company and segment operating expenses exclude intangible asset amortization, restructuring, and goodwill impairment expenses, as well as acquisition-related costs (classified within general and administrative). Total non-GAAP operating expenses, as a percentage of revenues, were 25% and 26% for the three and nine months ended September 30, 2015 and 2014. The reduced non-GAAP operating expenses in 2015 was primarily the result of fluctuations in foreign exchange rates.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
	(in thousands)			(in thousands)
Interest income	$180	$163	10%	$440	$313	41%
Interest expense	(2,526)	(2,611)	(3)%	(7,485)	(7,625)	(2)%
Amortization of prepaid debt fees	(273)	(404)	(32)%	(1,851)	(1,212)	53%
Other income (expense), net	(1,120)	(1,569)	(29)%	(3,003)	(5,442)	(45)%
Total other income (expense)	$(3,739)	$(4,421)	(15)%	$(11,899)	$(13,966)	(15)%

Interest income: Interest income is generated from our cash and cash equivalents balances and certain deposits on hand with third parties. Interest income for the three months ended September 30, 2015 remained consistent, while it is higher for the nine months ended September 30, 2015 as the result of higher interest rates in Brazil and Indonesia as compared with the same period in 2014.

Interest expense: Interest expense for the three and nine months ended September 30, 2015 remained consistent with the three and nine months ended September 30, 2014. Although we had higher average total debt outstanding in 2015, interest expense decreased due to lower commitment fees on the revolver (resulting from decreased revolver capacity and lower fee percentage), as well as lower interest rates on lines of credit at certain of our international locations. Average total debt outstanding was $379.0 million and $327.3 million for the quarters ended September 30, 2015 and 2014 and $361.2 million and $348.2 million for the nine month periods ended September 30, 2015 and 2014.

Amortization of prepaid debt fees: Amortization of prepaid debt fees for the three months ended September 30, 2015 remained consistent as compared with the same period in 2014. Amortization of prepaid debt fee for the nine months ended September 30, 2015 increased due to the 2015 credit facility entered into on June 23, 2015. Upon entering into the 2015 credit facility, a portion of our unamortized prepaid debt fees, totaling $821,000, related to the 2011 credit facility was written-off. Refer to Item 1: “Financial Statements Note 6: Debt” for additional details related to our long-term borrowings.

Other income (expense), net: Other expenses, net, consist primarily of unrealized and realized foreign currency gains and losses from balances denominated in currencies other than the reporting entity's functional currency and other non-operating income (expenses). As a result of currency movements in certain markets in which we do business, foreign currency losses, net of hedging, were $752,000 and $1.9 million for the three and nine months ended September 30, 2015, compared with foreign currency losses, net of hedging, of $1.0 and $3.9 million in the same periods in 2014.

Income Tax Provision

For the three and nine months ended September 30, 2015, the income tax provisions were $10.1 million and $19.7 million compared with income tax provisions of $4.5 million and $11.7 million in the same periods in 2014. Our tax expense for the three and nine months ended September 30, 2015 differed from the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions and losses experienced in jurisdictions with valuation allowances on deferred tax assets. Our tax expense for the three and nine months ended September 30, 2014 differed from the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions, estimated benefits of foreign tax credits, the benefit of certain interest expense deductions, and an election under U.S. Internal Revenue Code Section 338 with respect to a foreign acquisition in 2007.

Operating Segment Results

For a description of our operating segments, refer to Item 1: “Financial Statements Note 15: Segment Information.”

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	% Change		2015	2014	% Change
Segment Revenues	(in thousands)				(in thousands)
Electricity	$206,389	$203,441	1%		$603,651	$567,414	6%
Gas	136,588	149,276	(8)%		401,063	449,707	(11)%
Water	126,115	143,737	(12)%		382,728	443,481	(14)%
Total revenues	$469,092	$496,454	(6)%		$1,387,442	$1,460,602	(5)%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Electricity	$56,859	27.5%	$45,959	22.6%	$164,601	27.3%	$141,675	25.0%
Gas	45,916	33.6%	53,492	35.8%	133,541	33.3%	168,609	37.5%
Water	44,191	35.0%	51,311	35.7%	105,594	27.6%	158,054	35.6%
Total gross profit and margin	$146,966	31.3%	$150,762	30.4%	$403,736	29.1%	$468,338	32.1%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015	2014	% Change		2015	2014	% Change
Segment Operating Expenses	(in thousands)				(in thousands)
Electricity	$46,284	$57,155	(19)%		$147,726	$177,087	(17)%
Gas	30,175	29,656	2%		89,466	94,720	(6)%
Water	29,901	32,154	(7)%		94,718	97,735	(3)%
Corporate unallocated	13,398	15,339	(13)%		35,030	45,872	(24)%
Total operating expenses	$119,758	$134,304	(11)%		$366,940	$415,414	(12)%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss) and Operating Margin	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Electricity	$10,575	5%	$(11,196)	(6)%	$16,875	3%	$(35,412)	(6)%
Gas	15,741	12%	23,836	16%	44,075	11%	73,889	16%
Water	14,290	11%	19,157	13%	10,876	3%	60,319	14%
Corporate unallocated	(13,398)		(15,339)		(35,030)		(45,872)
Total Company	$27,208	6%	$16,458	3%	$36,796	3%	$52,924	4%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Non-GAAP Operating Income (Loss)	Non-GAAP Operating Margin	Non-GAAP Operating Income (Loss)	Non-GAAP Operating Margin	Non-GAAP Operating Income (Loss)	Non-GAAP Operating Margin	Non-GAAP Operating Income (Loss)	Non-GAAP Operating Margin
Non-GAAP Segment Operating Income (Loss) (1)	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Electricity	$9,638	5%	$(4,939)	(2)%	$16,708	3%	$(23,758)	(4)%
Gas	17,072	12%	25,972	17%	48,637	12%	81,609	18%
Water	16,224	13%	21,496	15%	16,146	4%	68,133	15%
Corporate unallocated	(11,133)		(14,879)		(36,205)		(40,403)
Total Company	$31,801	7%	$27,650	6%	$45,286	3%	$85,581	6%

(1)
These measures exclude certain expenses that we do not believe are indicative of our core operating results. See pages 54-56 for information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Electricity:

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Electricity segment financial results for the three and nine months ended September 30, 2015, compared with the same periods in 2014, were as follows:

	Three Months Ended September 30,
	2015	2014	Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	(in thousands)
Electricity Segment
Revenues	$206,389	$203,441	$(14,801)	$17,749	$2,948
Gross Profit	56,859	45,959	(3,631)	14,531	10,900
Operating Expenses	46,284	57,155	(4,012)	(6,859)	(10,871)

	Nine Months Ended September 30,
	2015	2014	Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	(in thousands)
Electricity Segment
Revenues	$603,651	$567,414	$(41,643)	$77,880	$36,237
Gross Profit	164,601	141,675	(11,569)	34,495	22,926
Operating Expenses	147,726	177,087	(13,600)	(15,761)	(29,361)

Revenues - Three months ended September 30, 2015 vs. Three months ended September 30, 2014
In constant currency, revenues increased $17.7 million, or 9%, for the three months ended September 30, 2015, compared with the same period in 2014. This increase was primarily driven by basic, AMR, and smart product revenues and professional services in North America totaling $16.0 million and $4.8 million and increased product revenue of $2.7 million in Asia Pacific, partially offset by lower product revenue in EMEA of $4.7 million.

Revenues - Nine months ended September 30, 2015 vs. Nine months ended September 30, 2014
For the first nine months of 2015, revenues in constant currency increased $77.9 million, or 15%. Revenues were higher in 2015 primarily due to increased basic, AMR, and smart product revenues and professional services in North America of $80.4 million and $13.1 million, and higher professional services revenue of $9.2 million in EMEA. Lower product revenues of $25.7 million in EMEA partially offset the improvements.

One customer accounted for 11% of the Electricity operating segment revenues for the three months ended September 30, 2015, while no customer accounted for more than 10% of the Electricity operating segment revenues for the three months ended September 30, 2014. No single customer accounted for more than 10% of the Electricity operating segment revenues during the nine months ended September 30, 2015 and 2014.

Gross Margin - Three months ended September 30, 2015 vs. Three months ended September 30, 2014
Gross margin was 27.5% for the three months ended September 30, 2015, compared with 22.6% for the three months ended 2014. In 2015, gross margin increased 490 basis points over the prior year, primarily as the result of an $11.4 million charge based on estimated costs to complete an OpenWay project in North America that was recorded during the three months ended September 30, 2014. This negatively impacted the 2014 gross margin by 640 basis points. Additionally, product mix in North America was less favorable in 2015 than in 2014.

Gross Margin - Nine months ended September 30, 2015 vs. Nine months ended September 30, 2014
For the nine months ended September 30, 2015, gross margin was 27.3%, compared with 25.0% for the first nine months in 2014. During 2015, the 230 basis point improvement over the prior year, was primarily the result of the $11.4 million OpenWay charge in the third quarter of 2014. This resulted in a 230 basis point reduction in the 2014 gross margin.

Operating Expenses - Three months ended September 30, 2015 vs. Three months ended September 30, 2014
In constant currency, operating expenses decreased $6.9 million, or 13%, for the three months ended September 30, 2015, compared with the same period in 2014. We received a reimbursement of $3.4 million (classified as an acquisition-related cost recovery within general and administrative expense) in September 2015 related to the settlement of litigation arising from the SmartSynch acquisition, which we paid in February 2015. In addition, we had lower restructuring expense of $1.8 million and lower amortization expense of $1.3 million.

Operating Expenses - Nine months ended September 30, 2015 vs. Nine months ended September 30, 2014
In constant currency, operating expenses decreased $15.8 million, or 10%, for the nine months ended September 30, 2015, compared with the same period in 2014. The decrease resulted primarily from the reimbursement of $8.0 million (classified as an acquisition-related cost recovery within general and administrative expense) in 2015 related to the settlement of litigation arising from the SmartSynch acquisition, which we paid in February 2015. In addition, intangible asset amortization expense decreased $4.0 million and product development costs decreased by $1.8 million.

Non-GAAP Operating Expenses - Three months ended September 30, 2015 vs. Three months ended September 30, 2014
Total non-GAAP operating expenses, as a percentage of revenues, was 23% for the three months ended September 30, 2015 and was 25% for the same period in 2014. The overall improvement in non-GAAP operating expenses, represented by the lower ratio as a percentage of revenue, in 2015 was driven by increased revenues and cost reductions resulting from our restructuring projects.

Non-GAAP Operating Expenses - Nine months ended September 30, 2015 vs. Nine months ended September 30, 2014
Total non-GAAP operating expenses, as a percentage of revenues, was 24% for the nine months ended September 30, 2015 and was 29% for the same period in 2014. The overall improvement in non-GAAP operating expenses, represented by the lower ratio as a percentage of revenue, in 2015 was driven by increased revenues and cost reductions resulting from our restructuring projects.

Gas:

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Gas segment financial results for the three and nine months ended September 30, 2015, compared with the same periods in 2014, were as follows:

	Three Months Ended September 30,
	2015	2014	Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	(in thousands)
Gas Segment
Revenues	$136,588	$149,276	$(12,201)	$(487)	$(12,688)
Gross Profit	45,916	53,492	(2,646)	(4,930)	(7,576)
Operating Expenses	30,175	29,656	(2,933)	3,452	519

	Nine Months Ended September 30,
	2015	2014	Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	(in thousands)
Gas Segment
Revenues	$401,063	$449,707	$(39,277)	$(9,367)	$(48,644)
Gross Profit	133,541	168,609	(10,467)	(24,601)	(35,068)
Operating Expenses	89,466	94,720	(10,417)	5,163	(5,254)

Revenues - Three months ended September 30, 2015 vs. Three months ended September 30, 2014
In constant currency, revenues were consistent for the three months ended September 30, 2015 and 2014. Lower revenues of $2.4 million in North America and Asia Pacific were almost completely offset by increases in EMEA and Latin America.

Revenues - Nine months ended September 30, 2015 vs. Nine months ended September 30, 2014
For the nine months ended September 30, 2015, constant currency revenues decreased $9.4 million, or 2%, compared with the same period in 2014. The overall decline was due to lower product revenue of $11.0 million in EMEA and $2.0 million in Asia Pacific, partially offset by increases of $2.0 million and $1.6 million in product revenue in Latin America and North America.

No single customer accounted for more than 10% of the Gas operating segment revenues during the three and nine months ended September 30, 2015 and 2014.

Gross Margin - Three months ended September 30, 2015 vs. Three months ended September 30, 2014
Gross margin was 33.6% for the three months ended September 30, 2015, compared with 35.8% for the same period in 2014. This decrease of 220 basis points was driven by lower volumes and less favorable product mix, primarily in EMEA.

Gross Margin - Nine months ended September 30, 2015 vs. Nine months ended September 30, 2014
For the nine months ended September 30, 2015, gross margin was 33.3%, compared with 37.5% for the same period last year. Unfavorable product mix and lower volumes in EMEA negatively impacted gross margin. Our first generation smart meters sold in EMEA negatively impacted gross margin due to higher average product cost.

Operating Expenses - Three months ended September 30, 2015 vs. Three months ended September 30, 2014
In constant currency, operating expenses increased $3.5 million, or 13%, for the three months ended September 30, 2015, compared with the same period in 2014. Higher general and administrative expenses of $4.2 million, resulting primarily from increased employee related costs and professional services, were partially offset by lower intangible asset amortization, product development, and restructuring expenses.

Operating Expenses - Nine months ended September 30, 2015 vs. Nine months ended September 30, 2014
In constant currency, operating expenses increased $5.2 million, or 6%, for the nine months ended September 30, 2015, compared with the same period in 2014. Higher general and administrative expenses of $7.6 million, resulting from employee related costs, higher legal fees and litigation charges as well as increased allocations of corporate expenses, were partially offset by lower sales and marketing, intangible asset amortization, and restructuring expenses.

Non-GAAP Operating Expenses - Three months ended September 30, 2015 vs. Three months ended September 30, 2014
Total non-GAAP operating expenses, as a percentage of revenues, were 21% for the three months ended September 30, 2015 and was 18% for the same period in 2014. The total as a percentage of revenue increased in 2015 as the result of lower revenues during the period.

Non-GAAP Operating Expenses - Nine months ended September 30, 2015 vs. Nine months ended September 30, 2014
Total non-GAAP operating expenses, as a percentage of revenues, were 21% for the nine months ended September 30, 2015 and was 19% for the same period in 2014. The total as a percentage of revenue increased in 2015 primarily as the result of lower revenues during the period.

Water:

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Water segment financial results for the three and nine months ended September 30, 2015, compared with the same periods in 2014, were as follows:

	Three Months Ended September 30,
	2015	2014	Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	(in thousands)
Water Segment
Revenues	$126,115	$143,737	$(18,995)	$1,373	$(17,622)
Gross Profit	44,191	51,311	(6,453)	(667)	(7,120)
Operating Expenses	29,901	32,154	(4,283)	2,030	(2,253)

	Nine Months Ended September 30,
	2015	2014	Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	(in thousands)
Water Segment
Revenues	$382,728	$443,481	$(58,951)	$(1,802)	$(60,753)
Gross Profit	105,594	158,054	(20,674)	(31,786)	(52,460)
Operating Expenses	94,718	97,735	(13,297)	10,280	(3,017)

Revenues - Three months ended September 30, 2015 vs. Three months ended September 30, 2014
In constant currency, revenues increased $1.4 million, or 1%, for the three months ended September 30, 2015, compared with the third quarter of 2015. This was primarily due to $3.4 million in higher revenue in North America, largely offset by a decrease of $2.2 million in Latin America and EMEA.

Revenues - Nine months ended September 30, 2015 vs. Nine months ended September 30, 2014
In constant currency, revenues decreased $1.8 million, or 1%, for the first nine months of 2015, compared with the same period last year. This decrease was primarily due to lower product revenue of $5.5 million in Latin America, due to continued reduced expenditures by our utility customers in that region, and was offset by minor increases in North America and Asia Pacific.

No single customer represented more than 10% of the Water operating segment revenues during the three and nine months ended September 30, 2015 and 2014.

Gross Margin - Three months ended September 30, 2015 vs. Three months ended September 30, 2014
During the third quarter of 2015, gross margin decreased to 35.0%, compared with 35.7% in 2014. We experienced lower gross margins in North America and EMEA due to unfavorable product mix, nearly balanced by favorable mix in Latin America.

Gross Margin - Nine months ended September 30, 2015 vs. Nine months ended September 30, 2014
Gross margin decreased to 27.6% for the nine months ended September 30, 2015, compared with 35.6% for the same period last year, primarily as the result of a warranty charge of $28.2 million. This warranty charge during the first nine months of 2015 negatively impacted gross margin by 740 basis points.

Operating Expenses - Three months ended September 30, 2015 vs. Three months ended September 30, 2014
Operating expenses for the three months ended September 30, 2015 increased by $2.0 million in constant currency, or 1%, compared with the third quarter of 2014. This increase was primarily the result of $2.8 million in increased sales and marketing and product development expenses, offset slightly by lower general and administrative expenses.

Operating Expenses - Nine months ended September 30, 2015 vs. Nine months ended September 30, 2014
In constant currency, operating expenses for the nine months ended September 30, 2015 increased by $10.3 million, or 3%, compared with the same period last year, primarily as the result of increased sales and marketing, product development, and general and administrative costs resulting from increased allocated corporate costs.

Non-GAAP Operating Expenses - Three months ended September 30, 2015 vs. Three months ended September 30, 2014
Total non-GAAP operating expenses, as a percentage of revenues, was 22% for the three months ended September 30, 2015 and 21% for the same period in 2014. The increase in operating expenses in 2015 as a percentage of revenue was primarily driven by a decline in revenues during the period.

Non-GAAP Operating Expenses - Nine months ended September 30, 2015 vs. Nine months ended September 30, 2014
Total non-GAAP operating expenses, as a percentage of revenues, was 23% for the nine months ended September 30, 2015 and 20% for the same period in 2014. The increase in operating expenses in 2015 as a percentage of revenue was driven by a decline in revenues during the period.

Corporate unallocated:

Corporate Unallocated Expenses - Three months ended September 30, 2015 vs. Three months ended September 30, 2014
Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses decreased by $1.9 million for the three months ended September 30, 2015 primarily due to $2.7 million in lower general and administrative expense. General and administrative costs decreased as the result of the absence in 2015 of startup costs for our shared services center in Europe.

Corporate Unallocated Expenses - Nine months ended September 30, 2015 vs. Nine months ended September 30, 2014
Corporate unallocated expenses decreased by $10.8 million, which includes a favorable foreign exchange rate impact of $1.9 million, for the nine months ended September 30, 2015 primarily due to lower restructuring expense of $6.6 million. The release in 2015 restructuring expense was primarily the result of employees, originally identified to be terminated, voluntarily resigning or filling vacant positions in different departments or locations, as well as the results of employee negotiations and the need to keep additional employees to meet revised forecasted demand on certain projects. In addition, 2014 included startup costs for our shared services center in Europe.

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

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
	(in millions)
September 30, 2015	$337	$1,220	$727
June 30, 2015	398	1,372	791
March 31, 2015	424	1,438	779
December 31, 2014	648	1,486	747
September 30, 2014	514	1,345	700

Information on bookings by our operating segments is as follows:

Quarter Ended	Total Bookings	Electricity	Gas	Water
	(in millions)
September 30, 2015	$337	$151	$100	86
June 30, 2015	398	175	116	107
March 31, 2015	424	191	109	124
December 31, 2014	648	167	348	133
September 30, 2014	514	247	128	139

Financial Condition

Cash Flow Information:

	Nine Months Ended September 30,
	2015	2014
	(in thousands)
Operating activities	$20,154	$116,538
Investing activities	(38,533)	(32,253)
Financing activities	28,355	(79,355)
Effect of exchange rates on cash and cash equivalents	(12,889)	(7,260)
Decrease in cash and cash equivalents	$(2,913)	$(2,330)

Cash and cash equivalents was $109.5 million at September 30, 2015, compared with $112.4 million at December 31, 2014.

Operating activities
Cash provided by operating activities during the nine months ended September 30, 2015 was $20.2 million compared with $116.5 million during the same period in 2014. The decrease in cash provided was due to lower net income of $22.1 million as well as $49.2 million in increased inventory build-up to meet forecasted demand in North America and EMEA. In addition, payments of other current liabilities, including litigation payments and restructuring accrual release during the first nine months of 2015 were $28.6 million higher in 2015 than in 2014. We also had higher taxes paid, primarily in North America, of $16.1 million as compared with 2014. These increased uses of cash were partially offset by $24.7 million of greater deferred income tax and $13.3 million of lower payments of accounts payable during the period due to payment timing, as well as a $23.8 million net increase in warranty reserves related primarily to the product replacement notification provided to our Water customers who had purchased certain communication modules.

Investing activities
Cash used in investing activities during the nine months ended September 30, 2015 was $6.3 million higher compared with the same period in 2014, primarily due to the acquisition of Temetra, a technology company located in Ireland, for $5.8 million. Refer to Item 1: “Financial Statements, Note 5: Goodwill” for additional information about this acquisition.

Financing activities
Net cash provided by financing activities during the nine months ended September 30, 2015 was $28.4 million, compared with a cash use of $79.4 million for the same period in 2014. The increased cash provided by financing activities is primarily a result of draws on our revolving line of credit of $89.7 million (gross of repayments) in the nine months ended September 30, 2015, while no draws occurred during the same period in 2014. In addition, debt repayments decreased by $38.6 million in 2015, while share repurchases increased by $20.0 million. Refer to Part II, Item 2: “Unregistered Sale of Equity Securities and Use of Proceeds” for additional details related to our share repurchase program.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations for the nine months ended September 30, 2015 was a decrease of $12.9 million, compared with a decrease of $7.3 million for the same period in 2014. The increased impact of exchange rates is the result of a strengthening of the U.S. dollar compared with most foreign currencies during the nine months ended September 30, 2015.

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

	Nine Months Ended September 30,
	2015	2014	% Change
	(in thousands)
Net cash provided by operating activities	$20,154	$116,538	(83)%
Acquisitions of property, plant, and equipment	(33,324)	(32,060)	4%
Free cash flow	$(13,170)	$84,478	N/A

Free cash flow (non-GAAP) decreased almost exclusively as a result of lower cash provided by operating activities. See the cash flow discussion of operating activities above.

Off-balance sheet arrangements:

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at September 30, 2015 and December 31, 2014 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Liquidity and Capital Resources:

Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital, which represents current assets less current liabilities, was $334.2 million at September 30, 2015, compared with $261.9 million at December 31, 2014.

Borrowings
On June 23, 2015, we entered into an amended and restated credit agreement providing for committed credit facilities in the amount of $725 million U.S. dollars (the 2015 credit facility). The 2015 credit facility consists of a U.S. dollar term loan facility (the term loan) with a principal amount of $225 million and a multicurrency revolving credit facility (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million letter of credit sub-facility and a $50 million swingline sub-facility (available for immediate cash needs at a higher interest rate). The 2015 credit replaced our prior credit facility. At September 30, 2015, $158.5 million was outstanding under the revolver, and $238.4 million was available for additional borrowings due to the covenant constraints on our total leverage. At September 30, 2015, $46.2 million was utilized by outstanding standby letters of credit, resulting in $253.8 million available for additional letters of credit.

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

Share Repurchase
On February 19, 2015, the Board authorized a new repurchase program of up to $50 million of our common stock over a 12-month period, beginning February 19, 2015. From February 19, 2015 through September 30, 2015, we repurchased 655,178 shares of our common stock, totaling $22.0 million, and $28.0 million remained under the current program for future purchases.

Repurchases are made in the open market or in privately negotiated transactions and in accordance with applicable securities laws. Refer to Part II, Item 2: “Unregistered Sales of Equity Securities and Use of Proceeds” for additional information related to our share repurchase program.

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

We began implementing these projects in the fourth quarter of 2014, and we expect to substantially complete these projects by the end of 2016. During the nine months ended September 30, 2015, the total expected restructuring costs decreased by approximately $16.3 million. This includes $9.7 million in restructuring expense release, recognized in the nine months ended September 30, 2015, resulting from employees, originally identified to be terminated, voluntarily resigning or filling vacant positions in different departments or locations, as well as the result of employee negotiations and the need to keep additional employees to meet revised forecasted demand on certain projects. Certain aspects of the projects are subject to a variety of labor and employment laws, rules, and regulations, which could result in a delay in completing the projects at some locations.

At September 30, 2015, the current and long-term portions of the restructuring related liability balances were $23.3 million and $11.7 million. For further details regarding our restructuring activities, refer to Item 1: “Financial Statements, Note 12: Restructuring.”

Other Liquidity Considerations
We have tax credits and net operating loss carryforwards in various jurisdictions that are available to reduce cash taxes. However, utilization of tax credits and net operating losses are limited in certain jurisdictions. Based on current projections, we expect to pay, net of refunds, approximately $1.3 million in state taxes, $15.7 million in U.S federal taxes, and $8.6 million in local and foreign taxes in 2015. For a discussion of our tax provision and unrecognized tax benefits, see Item 1: “Financial Statements, Note 10: Income Taxes.”

At September 30, 2015, we are under examination by certain tax authorities for the 2000 to 2013 tax years. The material jurisdictions where we are subject to examination include, among others, the United States, France, Germany, Italy, Brazil, and the United Kingdom. No material changes have occurred to previously disclosed assessments. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

We have not provided U.S. deferred taxes related to the cash in certain foreign subsidiaries because our investment is considered permanent in duration. As of September 30, 2015, there was $38.0 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. If this cash were repatriated to fund U.S. operations, additional tax costs may be required. Tax is one of the many factors that we consider in the management of global cash. Included in the determination of the tax costs in repatriating foreign cash into the United States are the amount of earnings and profits in a particular jurisdiction, withholding taxes that would be imposed, and available foreign tax credits. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

In several of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc, we consolidate them because we have a greater than 50% ownership interest and/or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. Approximately $26.3 million of our consolidated cash balance at September 30, 2015 is held in our joint venture entities. As a result, the minority shareholders of these entities control their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from these entities.

For a description of our funded and unfunded non-U.S. defined benefit pension plans and our expected 2015 contributions, refer to Item 1: “Financial Statements, Note 8: Defined Benefit Pension Plans.”

For a description of our bonus and profit sharing plans, including the amounts accrued at September 30, 2015 and the expected timing of payment, refer to Bonus and Profit Sharing within Critical Accounting Estimates below.

General Liquidity Overview
We expect to grow through a combination of internal new product development, licensing technology from and to others, distribution agreements, partnering arrangements, and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings, or the sale of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the next 12 months and into the foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the electricity, gas, and water industries, competitive pressures, changes in estimated liabilities for product warranties and/or litigation, future business combinations, capital market fluctuations, international risks, and other factors described under “Risk Factors” within Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the SEC on February 20, 2015, as well as “Quantitative and Qualitative Disclosures About Market Risk” within Item 3 of Part I included in this Quarterly Report on Form 10-Q.

Contingencies

Refer to Item 1: “Financial Statements, Note 11: Commitments and Contingencies.”

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

Many of our customer arrangements contain clauses for liquidated damages, related to the timing of delivery or milestone accomplishments, that could become material in an event of failure to meet the contractual deadlines. At the inception of the arrangement and on an ongoing basis, we evaluate if the liquidating damages represent contingent revenue and, if so, we reduce the amount of consideration allocated to the delivered products and services and record it as a reduction in revenue in the period of default. If the arrangement is subject to contract accounting, liquidated damages resulting from anticipated events of default are estimated and are accounted for as job costs in the period in which the liquidated damages are deemed probable of occurrence and are reasonably estimable.

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

Asset impairments associated with a restructuring project are determined at the asset group level. An impairment may be recorded for assets that are to be abandoned, are to be sold for less than net book value, or are held for sale in which the estimated proceeds are less than the net book value less costs to sell. We may also recognize impairment on an asset group, which is held and used, when the carrying value is not recoverable and exceeds the asset group's fair value. If an asset group is considered a business, a portion of our goodwill balance is allocated to it based on relative fair value. If the sale of an asset group under a restructuring project results in proceeds that exceed the net book value of the asset group, the resulting gain is recorded within restructuring in the Consolidated Statements of Operations.

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

Bonus and Profit Sharing
We have various employee bonus and profit sharing plans, which provide award amounts for the achievement of annual financial and nonfinancial targets. If management determines it probable that the targets will be achieved and the amounts can be reasonably estimated, a compensation accrual is recorded based on the proportional achievement of the financial and nonfinancial targets. Although we monitor and accrue expenses quarterly based on our estimated progress toward the achievement of the annual targets, the actual results at the end of the year may require awards that are significantly greater or less than the estimates made in earlier quarters. For the three and nine months ended September 30, 2015, we accrued $10.1 million and $26.5 million, compared with $11.4 million and $25.6 million for the same periods in 2014. Awards are typically distributed in the first quarter of the following year.

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

(Unaudited; in thousands, except per share data)

TOTAL COMPANY RECONCILIATIONS	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$119,758	$134,304	$366,940	$415,414
Amortization of intangible assets	(7,869)	(10,917)	(23,730)	(33,096)
Restructuring	5	(58)	9,686	2,211
Acquisition-related expenses	3,271	(217)	5,554	(795)
Goodwill impairment	—	—	—	(977)
Non-GAAP operating expenses	$115,165	$123,112	$358,450	$382,757

NON-GAAP OPERATING INCOME
GAAP operating income	$27,208	$16,458	$36,796	$52,924
Amortization of intangible assets	7,869	10,917	23,730	33,096
Restructuring	(5)	58	(9,686)	(2,211)
Acquisition-related expenses	(3,271)	217	(5,554)	795
Goodwill impairment	—	—	—	977
Non-GAAP operating income	$31,801	$27,650	$45,286	$85,581

NON-GAAP NET INCOME & DILUTED EPS
GAAP net income attributable to Itron, Inc.	$12,695	$7,308	$3,407	$26,313
Amortization of intangible assets	7,869	10,917	23,730	33,096
Amortization of debt placement fees	244	379	1,773	1,137
Restructuring	(5)	58	(9,686)	(2,211)
Acquisition-related expenses	(3,271)	217	(5,554)	795
Goodwill impairment	—	—	—	977
Income tax effect of non-GAAP adjustments(1)	(935)	(3,470)	(3,923)	(11,048)
Non-GAAP net income	$16,597	$15,409	$9,747	$49,059

Non-GAAP diluted EPS	$0.43	$0.39	$0.25	$1.24

Weighted average common shares outstanding - Diluted	38,358	39,493	38,591	39,516

FREE CASH FLOW
Net cash provided by operating activities	$2,587	$49,347	$20,154	$116,538
Acquisitions of property, plant, and equipment	(12,332)	(12,657)	(33,324)	(32,060)
Free Cash Flow	$(9,745)	$36,690	$(13,170)	$84,478

(1) The income tax effect of non-GAAP adjustments is calculated using the statutory tax rates for the relevant jurisdictions if no valuation allowance exists. If a valuation allowance exists, there is no tax impact to the non-GAAP adjustment

(Unaudited; in thousands)

SEGMENT RECONCILIATIONS	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
NON-GAAP OPERATING INCOME - ELECTRICITY
Electricity - GAAP operating income (loss)	$10,575	$(11,196)	$16,875	$(35,412)
Amortization of intangible assets	4,413	6,129	13,296	18,473
Restructuring	(1,960)	(89)	(7,790)	(8,544)
Acquisition-related expenses	(3,390)	217	(5,673)	748
Goodwill impairment	—	—	—	977
Electricity - Non-GAAP operating income (loss)	$9,638	$(4,939)	$16,708	$(23,758)

NON-GAAP OPERATING INCOME - GAS
Gas - GAAP operating income	$15,741	$23,836	$44,075	$73,889
Amortization of intangible assets	1,950	2,612	5,865	7,982
Restructuring	(619)	(476)	(1,303)	(262)
Gas - Non-GAAP operating income	$17,072	$25,972	$48,637	$81,609

NON-GAAP OPERATING INCOME - WATER
Water - GAAP operating income	$14,290	$19,157	$10,876	$60,319
Amortization of intangible assets	1,506	2,176	4,569	6,641
Restructuring	324	163	597	1,173
Acquisition-related expenses	104	—	104	—
Water - Non-GAAP operating income	$16,224	$21,496	$16,146	$68,133

NON-GAAP OPERATING INCOME - CORPORATE UNALLOCATED
Corporate unallocated - GAAP operating loss	$(13,398)	$(15,339)	$(35,030)	$(45,872)
Restructuring	2,250	460	(1,190)	5,422
Acquisition-related expenses	15	—	15	47
Corporate unallocated - Non-GAAP operating loss	$(11,133)	$(14,879)	$(36,205)	$(40,403)

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and the weighted average interest rates at September 30, 2015. Weighted average variable rates in the table are based on implied forward rates in the Reuters U.S. dollar yield curve as of September 30, 2015 and our estimated leverage ratio, which determines our additional interest rate margin at September 30, 2015.

	2015	2016	2017	2018	2019	Beyond 2019	Total	Fair Value
	(in thousands)
Variable Rate Debt
Principal: U.S. dollar term loan	$2,813	$11,250	$14,063	$19,688	$22,500	$151,874	$222,188	$222,177
Average interest rate	2.13%	2.65%	3.33%	3.75%	4.13%	4.42%

Principal: Multicurrency revolving line of credit	$—	$—	$—	$—	$—	$158,520	$158,520	$158,523
Average interest rate	2.05%	2.46%	2.99%	3.33%	3.63%	3.85%

Interest rate swap on LIBOR-based debt
Average interest rate (Pay)	1.00%	1.00%	—%	—%	—%	—%
Average interest rate (Receive)	0.38%	0.77%	—%	—%	—%	—%
Net/Spread	(0.62)%	(0.23)%	—%	—%	—%	—%

Based on a sensitivity analysis as of September 30, 2015, we estimate that, if market interest rates average one percentage point higher in 2015 than in the table above, our financial results in 2015 would not be materially impacted.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. As a result, over half of our revenues and operating expenses are denominated in foreign currencies, which expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in functional currencies other than the U.S. dollar were 48% and 50% of total revenues for the three and nine months ended September 30, 2015 compared with 55% and 58% for the same respective periods in 2014.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued, with the change recorded to other income (expense), net. We enter into monthly foreign exchange forward contracts (a total of 409 contracts were entered into during the nine months ended September 30, 2015) not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. The notional amounts of the contracts ranged from $118,000 to $22.0 million, offsetting our exposures from the euro, British pound, Canadian dollar, Australian dollar, Mexican peso, and various other currencies.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:    Controls and Procedures

(a)
Evaluation of disclosure controls and procedures. At September 30, 2015, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2015, our disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

There have been no other changes in our internal control over financial reporting during the three months ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings
Refer to Item 1: “Financial Statements, Note 11: Commitments and Contingencies.”

Item 1A:	Risk Factors
There were no material changes to risk factors during the third quarter of 2015 from those previously disclosed in Item 1A: "Risk Factors" of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the SEC on February 20, 2015.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Issuer Repurchase of Equity Securities
The table below summarizes information about our repurchases of our equity securities, based on settlement date, during the quarterly period ended September 30, 2015.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
July 1 through July 31	203,000	$32.07	203,000	$33,588
August 1 through August 31	93,365	32.20	93,365	30,581
September 1 through September 30	86,038	29.94	86,038	28,005
Total	382,403	$31.62	382,403

(1)
On February 19, 2015, Itron's Board authorized a new repurchase program of up to $50 million of our common stock over a 12-month period beginning February 19, 2015. Repurchases are made in the open market or in privately negotiated transactions, and in accordance with applicable securities laws. No shares were purchased outside of this plan.

(2)	Includes commissions.

Subsequent to September 30, 2015, we repurchased 88,266 shares of our common stock under the stock repurchase program authorized by the Board of Directors on February 19, 2015. The average price paid per share was $34.04.

Item 5:	Other Information

(a) No information was required to be disclosed in a report on Form 8-K during the third quarter of 2015 that was not reported.

(b) Not applicable.

Item 6:	Exhibits

Exhibit Number	Description of Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges. (filed with this report)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITRON, INC.

November 4, 2015	By:	/s/ W. MARK SCHMITZ
Date		W. Mark Schmitz
Executive Vice President and Chief Financial Officer