Form 10-K
period 2015-12-31
ITRON INC /WA/
filed 2016-06-30
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐  No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
As of June 30, 2015 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the NASDAQ Global Select Market) was $1,309,640,099.
As of May 31, 2016 there were outstanding 38,243,435 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE: None

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

The following is a discussion of our major products, our markets, and our operating segments. Refer to Item 8: “Financial Statements and Supplementary Data” included in this Annual Report on Form 10-K for specific segment results.
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

We offer a portfolio of services to our customers from standalone services to end-to-end solutions. These include licensing meter data management and analytics software, managed services, software-as-a-service (hosted software), technical support services, licensing hardware technology, and consulting services.

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

Advanced Metering Systems
Advanced metering systems use a meter with a one-way communication module embedded in or attached to the meter to collect and store meter data, which is transmitted to handheld computers, mobile units, and/or fixed networks. This allows utilities to collect meter data for billing systems and analyze the data for more efficient resource management and operations. Worldwide, we produce electricity, natural gas, and water advanced metering systems and related technology. Communication technologies can vary by region and country and include telephone, radio frequency (RF), cellular, power line carrier (PLC), and Ethernet devices.

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

Year Ended	Annual Bookings	Total Backlog	12-Month Backlog
	(in millions)
December 31, 2015	$1,981	$1,575	$836
December 31, 2014	2,385	1,516	737
December 31, 2013	1,946	1,079	524

Information on bookings by our operating segments is as follows:

Year Ended	Total Bookings	Electricity	Gas	Water
	(in millions)
December 31, 2015	$1,981	$958	$577	$446
December 31, 2014	2,385	1,074	753	558
December 31, 2013	1,946	786	552	608

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
No single customer represented more than 10% of total revenues for the years ended December 31, 2015, 2014, and 2013. Our 10 largest customers in each of the years ended December 31, 2015, 2014, and 2013, accounted for approximately 22%, 19%, and 21% of total revenues, respectively.
Raw Materials
Our products require a wide variety of components and materials, which are subject to price and supply fluctuations. We enter into standard purchase orders in the ordinary course of business, which can can include purchase orders for specific quantities based on market prices, as well as open-ended agreements that provide for estimated quantities over an extended shipment period, typically up to one year at an established unit cost. Although we have multiple sources of supply for most of our material requirements, certain components and raw materials are supplied by sole-source vendors, and our ability to perform certain contracts depends on the availability of these materials. Refer to Item 1A: “Risk Factors”, included in this Annual Report on Form 10-K, for further discussion related to supply risks.
Partners
In connection with delivering products and systems to our customers, we may partner with third party vendors to provide hardware, software, or services, e.g., meter installation and communication network equipment and infrastructure. Our ability to perform on our contractual obligations with our customers is dependent on these partners meeting their obligations to us.
Product Development
Our product development is focused on both improving existing technology and developing innovative new technology for electricity, natural gas, water and heat meters, sensing and control devices, data collection software, communication technologies, data warehousing, and software applications. We invested approximately $162 million, $176 million, and $175 million in product development in 2015, 2014 and 2013, which represented approximately 9% of total revenues for each year.
Workforce
As of December 31, 2015, we had approximately 7,900 people in our workforce, including 6,900 permanent and temporary employees. We have not experienced significant work stoppages and consider our employee relations to be good.
Competition
We provide a broad portfolio of products, solutions, software, and services to electric, gas, and water utility customers globally. Consequently, we operate within a large and complex competitive landscape. Some of our competitors have diversified product portfolios and participate in multiple geographic markets, while others focus on specific regional markets and/or certain types of products, including some low-cost suppliers based in China and India. Our competitors in China have an increasing presence in other markets around the world, however, this does not represent a major market share in any one of our global operating regions. Our competitors range from small to large established companies. Our primary competitors for each operating segment are discussed below.

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

Electricity
We are among the leading global suppliers of electricity metering solutions, including standard meters and advanced and smart metering systems. Within the electricity business line, our primary global competitors include Aclara (Sun Capital Partners), Elster (Honeywell International Inc.), Landis+Gyr (Toshiba), and Silver Spring Networks. On a regional basis, other major competitors include OSAKI Group, Sagemcom Energy & Telecom (SAS), Sensus (The Resolute Fund, L.P.), Trilliant Networks, and ZIV (Avantha Group).

Gas
We are among the leading global suppliers of gas metering solutions, including standard meters and advanced and smart metering systems. Our primary global competitor is Elster. On a regional basis, other major competitors include Aclara, Apator, Landis+Gyr, LAO Industria, and Sensus.

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
Intellectual Property
Our patents and patent applications cover a range of technologies, which relate to standard metering, advanced metering systems and technology, smart metering systems and technology, meter data management software, and knowledge application solutions. We also rely on a combination of copyrights, patents, and trade secrets to protect our products and technologies.
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

EXECUTIVE OFFICERS

Set forth below are the names, ages, and titles of our executive officers as of June 29, 2016.

Name	Age	Position
Philip C. Mezey	56	President and Chief Executive Officer
W. Mark Schmitz	64	Executive Vice President and Chief Financial Officer
Thomas L. Deitrich	49	Executive Vice President and Chief Operating Officer
Michel C. Cadieux	59	Senior Vice President, Human Resources
Shannon M. Votava	56	Senior Vice President, General Counsel and Corporate Secretary

Philip C. Mezey is President and Chief Executive Officer and a member of our Board of Directors. Mr. Mezey was appointed to his current position and to the Board of Directors in January 2013. Mr. Mezey joined Itron in March 2003, and in 2007 Mr. Mezey became Senior Vice President and Chief Operating Officer, Itron North America. Mr. Mezey served as President and Chief Operating Officer, Energy from March 2011 through December 2012.

W. Mark Schmitz is Executive Vice President and Chief Financial Officer. Mr. Schmitz was appointed to this role in September 2014. Prior to joining Itron, Mr. Schmitz was Chief Financial Officer of Alghanim Industries from 2009 to 2013. Mr. Schmitz served as the Executive Vice President and Chief Financial Officer of The Goodyear Tire and Rubber Company from 2007 to 2008 and as Vice President and Chief Financial Officer of Tyco International Limited's Fire and Security Segment from 2003 to 2007.

Thomas L. Deitrich is Executive Vice President and Chief Operating Officer. Mr. Deitrich joined Itron in October 2015. From 2012 to September 2015, Mr. Deitrich was Senior Vice President and General Manager for Digital Networking at Freescale Semiconductor, Inc. (Freescale), and he served as the Senior Vice President and General Manager of Freescale's RF, Analog, Sensor, and Cellular Products Group from 2009 to 2012. Mr. Deitrich had other roles of increasing responsibility at Freescale from 2006 to 2009. Prior to Freescale, Mr. Deitrich worked for Flextronics, Sony-Ericsson/Ericsson, and GE.

Michel C. Cadieux is Senior Vice President, Human Resources and has been so since joining Itron in February 2014. From 2008 to 2012, Mr. Cadieux was Senior Vice President of Human Resources and Security at Freescale Semiconductor, Inc.

Shannon M. Votava is Senior Vice President, General Counsel and Corporate Secretary. Ms. Votava was promoted to this role in March 2016. Ms. Votava joined Itron in May 2010 as Assistant General Counsel and was promoted to Vice President and General Counsel in January 2012. She assumed the responsibilities of Corporate Secretary in January 2013. Before joining Itron, Ms. Votava served as Associate General Counsel, Commercial at Cooper Industries plc from October 2008 to April 2010, and as General Counsel for Honeywell's Electronic Materials business from 2003 to 2008.

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

We have experienced variability in quarterly results, including losses, and believe our quarterly results will continue to fluctuate as a result of many factors, including those risks and events included throughout this section. Additional factors that may cause our results to vary include:

•	a higher proportion of products sold with fewer features and functionality, resulting in lower revenues and gross margins;

•	a shift in sales channel mix, which could impact the revenue received and commissions paid;

•	a decrease in sales volumes, which could result in lower gross margins as driven by lower absorption of manufacturing costs;

•	a change in accounting standards or practices that may impact us to a greater degree than other companies due to our product mix, which would impact revenue recognition, or our borrowing structure;

•	a change in existing taxation rules or practices due to our specific operating structure that may not be comparable to other companies; and

•	a shortfall in sales without a proportional decrease in expenses.

We face product-failure exposure.

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

Our customer contracts are complex and contain provisions that could cause us to incur penalties, be liable for damages, and/or incur unanticipated expenses with respect to the functionality, deployment, operation, and availability of our products and services.

In addition to the risk of unanticipated warranty or recall expenses, our customer contracts may contain provisions that could cause us to incur penalties, be liable for damages, including liquidated damages, or incur other expenses if we experience difficulties with respect to the functionality, deployment, operation, and availability of our products and services. Some of these contracts contain long-term commitments to a set schedule of delivery or performance. If we failed in our initial estimated schedule or we fail in our management of the project, this may cause delays in completion. In the event of late deliveries, late or improper installations or operations, failure to meet product or performance specifications or other product defects, or interruptions or delays in our managed service offerings, our customer contracts may expose us to penalties, liquidated damages, and other liabilities. In the event we were to incur contractual penalties, such as liquidated damages or other related costs that exceed our expectations, our business, financial condition, and operating results could be materially and adversely affected. Further, we could be required to recognize a current-period expense related to a specific component of a customer contract at the time we determine the products and/or services to be delivered under that component would result in a loss due to expected revenues estimated to be less than expected costs. Depending on the amounts of the associated revenues (if any) and the costs, this charge could be material to our results of operations in the period it is recognized.

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

The safety and security of the power grid and natural gas and water supply systems, the accuracy and protection of the data collected by meters and transmitted via the smart grid, concerns about the safety and perceived health risks of using radio frequency communications, and privacy concerns of monitoring home appliance energy usage have been the focus of recent adverse publicity. Negative publicity and consumer opposition may cause utilities or their regulators to delay or modify planned smart grid initiatives. Smart grid projects may be, or may be perceived as, unsuccessful.

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

We may engage in future restructuring activities and incur additional charges in our efforts to improve profitability. We also may not achieve the anticipated savings and benefits from current or any future restructuring projects.

In recent years, we have implemented multiple restructuring projects to adjust our cost structure, and we may engage in similar restructuring activities in the future. These restructuring activities reduce our available employee talent, assets, and other resources, which could slow product development, impact ability to respond to customers, increase quality issues, temporarily reduce manufacturing efficiencies, and limit our ability to increase production quickly. In addition, delays in implementing restructuring projects, unexpected costs, or failure to meet targeted improvements could reduce the overall savings anticipated from the restructuring project.

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

We may encounter strikes or other labor disruptions that could adversely affect our financial condition and results of operations.

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

We are subject to a variety of litigation that could adversely affect our results of operations, financial condition, and cash flows.

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

We rely on various information technology systems to capture, process, store, and report data and interact with customers, vendors, and employees. Despite security steps we have taken to secure all information and transactions, our information technology systems, and those of our third-party providers, may be subject to cyber attacks. Any data breaches could result in misappropriation of data or disruption of operations. In addition, hardware and operating system software and applications that we procure from third parties may contain defects in design or manufacture that could interfere with the operation of the systems. Misuse of internal applications; theft of intellectual property, trade secrets, or other corporate assets; and inappropriate disclosure of confidential information could stem from such incidents.

In addition, we have designed products and services that connect to and are part of the “Internet of Things.” While we attempt to provide adequate security measures to safeguard our products from cyber attacks, the potential for an attack remains. A successful attack may result in inappropriate access to information or an inability for our products to function properly.

Any such operational disruption and/or misappropriation of information could result in lost sales, negative publicity, or business delays and could have a material adverse effect on our business.

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

Our credit facility contains other customary covenants, including the requirement to meet specified financial ratios and provide periodic financial reporting. Our ability to borrow under our credit facility will depend on the satisfaction of these covenants. Events beyond our control can affect our ability to meet those covenants. Our failure to comply with obligations under our borrowing arrangements may result in declaration of an event of default. An event of default, if not cured or waived, may permit acceleration of required payments against such indebtedness. We cannot be certain we will be able to remedy any such defaults. If our required payments are accelerated, we cannot be certain that we will have sufficient funds available to pay the indebtedness or that we will have the ability to raise sufficient capital to replace the indebtedness on terms favorable to us or at all. In addition, in the case of an event of default under our secured indebtedness such as our credit facility, the lenders may be permitted to foreclose on our assets securing that indebtedness.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results, prevent fraud, or maintain investor confidence. Failure to maintain effective internal controls over financial reporting resulted in a material weakness during 2015.

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

Failure to implement new controls or enhancements to controls, failure to remediate the material weakness, difficulties encountered in control implementation or operation, or difficulties in the assimilation of acquired businesses into our control system could result in additional errors, material misstatements, or delays in our financial reporting obligations. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock and our access to capital.

The material weakness over financial reporting related to revenue recognition is disclosed in Item 9A. Remediating our material weakness and ensuring that we maintain effective internal control over financial reporting will require substantial management time and attention. We have also incurred significant costs, including legal, accounting and other professional fees in connection with assessing the impacts of misstatements and revising our previously issued financial statements.

Our failure to prepare and timely file our periodic reports with the SEC limits our access to the public markets to raise debt or equity capital.

We did not file our 2015 Annual Report on Form 10-K or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 (our “First Quarter 2016 Form 10-Q”) within the time frame required by SEC rules. Because of our failure to have timely filed those periodic reports with the SEC, we are currently ineligible to use SEC Form S-3, which is a short-form registration statement, to register our securities for public offer and sale, until we have timely filed all periodic reports under the Securities Exchange Act of 1934, as amended, for a period of twelve months and any portion of a month from the due date of the last untimely report. Our inability to use Form S-3 limits our ability to access the public capital markets rapidly, including in reaction to changing business needs or market conditions. While we may currently register an offering of our securities on Form S-1, doing so would likely increase transaction costs and adversely impact our ability to raise capital or complete any related transaction, such as an acquisition, in a timely manner.

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

Product Line
Region	Electricity	Gas	Water	Multiple Product Lines
North America	Oconee, SC (O)	Owenton, KY (O)	None	Waseca, MN - G,W (L)
EMEA	Chasseneuil, France (O) Godollo, Hungary (O)	Argenteuil, France (L) Reims, France (O) Karlsruhe, Germany (O) Stretford, England (O)	Massy, France (L) Macon, France (O) Haguenau, France (O) Oldenburg, Germany (O) Asti, Italy (O)	None
Asia/Pacific	None	Wujiang, China (L)	Suzhou, China (L) Dehradun, India (L)	Bekasi, Indonesia - E,W (O)
Latin America	None	Buenos Aires, Argentina (O)	Americana, Brazil (O)	None

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
In addition to our manufacturing facilities, we have numerous sales offices, product development facilities, and distribution centers, which are located throughout the world.
ITEM 3:    LEGAL PROCEEDINGS
Please refer to Item 8: “Financial Statements and Supplementary Data, Note 13: Commitments and Contingencies” included in this Annual Report on Form 10-K. Except as described therein, there were no material pending legal proceedings, as defined by Item 103 of Regulation S-K, at December 31, 2015.
ITEM 4:    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5:    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock
Our common stock is traded on the NASDAQ Global Select Market. The following table reflects the range of high and low common stock sales prices for the four quarters of 2015 and 2014 as reported by the NASDAQ Global Select Market.

	2015		2014
	High	Low	High	Low
First Quarter	$41.86	$35.05	$43.14	$33.64
Second Quarter	$37.81	$34.44	$41.21	$33.68
Third Quarter	$33.91	$28.30	$42.88	$35.77
Fourth Quarter	$37.53	$31.75	$43.35	$36.42

Performance Graph
The following graph compares the five-year cumulative total return to shareholders on our common stock with the five-year cumulative total return of our peer group of companies used for the year ended December 31, 2015 and the NASDAQ Composite Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Itron, Inc., the NASDAQ Composite Index, and a Peer Group

$250
$200
$150
$100
$50
$0
12/10
12/11
12/12
12/13
12/14
12/15
Itron, Inc
NASDAQ Composite
Peer Group

* $100 invested on 12/31/10 in stock or index, including investment of dividends.
Fiscal years ending December 31.

The performance graph above is being furnished solely to accompany this Report pursuant to Item 201(e) of Regulation S-K, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
The above presentation assumes $100 invested on December 31, 2010 in the common stock of Itron, Inc., the peer group, and the NASDAQ Composite Index, with all dividends reinvested. With respect to companies in the peer group, the returns of each such corporation have been weighted to reflect relative stock market capitalization at the beginning of each annual period plotted. The stock prices shown above for our common stock are historical and not necessarily indicative of future price performance.

Each year, we reassess our peer group to identify global companies that are either direct competitors or have similar industry and business operating characteristics. Our 2015 peer group includes the following publicly traded companies: Badger Meter, Inc., Echelon Corporation, National Instruments Corporation, Roper Industries, Inc., and Silver Spring Networks, Inc.

Issuer Repurchase of Equity Securities
The table below summarizes information about our purchases of our shares of common stock, based on settlement date, during the quarterly period ended December 31, 2015.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
October 1 through October 31	88,266	$34.04	88,266	$25,000
November 1 through November 30	—	—	—	25,000
December 1 through December 31	—	—	—	25,000
Total	88,266	$34.04	88,266

(1)
On February 19, 2015, our Board of Directors authorized a twelve-month repurchase program of up to $50 million of Itron's common stock. Repurchases are made in the open market or in privately negotiated transactions, and in accordance with applicable securities laws. No shares were purchased outside of this plan.

(2)	Includes commissions.

Holders
At May 31, 2016, there were 224 holders of record of our common stock.

Dividends
Since the inception of the Company, we have not declared or paid cash dividends. We intend to retain future earnings for the development of our business and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6:    SELECTED CONSOLIDATED FINANCIAL DATA
The selected consolidated financial data below is derived from our consolidated financial statements, which have been revised to correct previously issued financial statements. Refer to Item 8: “Financial Statements and Supplementary Data, Note 2: Revised Financials” included in this Annual Report on Form 10-K for further discussion and analysis of this revision. Information included in the table below from fiscal years 2013 through 2015 Consolidated Statements of Operations and Consolidated Statements of Cash Flows, and the Consolidated Balance Sheets for 2014 and 2015, have been audited by an independent registered public accounting firm.
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

	Year Ended December 31,
	2015	2014(5)	2013(4)	2012(3)	2011(2)
	(in thousands, except per share data)
Consolidated Statements of Operations Data
Revenues	$1,883,533	$1,947,616	$1,938,025	$2,156,365	$2,426,137
Cost of revenues	1,326,848	1,333,566	1,323,257	1,448,753	1,686,165
Gross profit	556,685	614,050	614,768	707,612	739,972
Operating income (loss)	52,846	480	(139,863)	139,153	(460,652)
Net income (loss) attributable to Itron, Inc.	12,678	(23,670)	(153,153)	99,839	(510,570)
Earnings (loss) per common share - Basic	$0.33	$(0.60)	$(3.90)	$2.52	$(12.57)
Earnings (loss) per common share - Diluted	$0.33	$(0.60)	$(3.90)	$2.50	$(12.57)
Weighted average common shares outstanding - Basic	38,224	39,184	39,281	39,625	40,612
Weighted average common shares outstanding - Diluted	38,506	39,184	39,281	39,934	40,612

Consolidated Balance Sheets Data
Working capital(1)	$281,166	$262,393	$338,476	$338,985	$324,708
Total assets	1,681,363	1,751,747	1,907,179	2,110,825	2,065,522
Total debt	371,212	323,969	378,750	417,500	452,502
Total Itron, Inc. shareholders' equity	604,758	681,001	839,011	982,253	905,103

Other Financial Data
Cash provided by operating activities	$73,350	$132,973	$105,421	$205,090	$252,358
Cash used in investing activities(3)	(48,951)	(41,496)	(56,771)	(125,445)	(78,741)
Cash provided by (used in) financing activities	7,740	(91,877)	(57,438)	(77,528)	(209,453)
Capital expenditures	(43,918)	(44,495)	(60,020)	(50,543)	(60,076)

(1)	Working capital represents current assets less current liabilities.

(2)
During 2011, we incurred a goodwill impairment charge of $584.8 million. In addition, restructuring projects were approved and commenced to increase efficiency and lower our cost of manufacturing, for which we incurred costs of $63.6 million in 2011.

(3)	On May 1, 2012, we completed our acquisition of SmartSynch, Inc. for $77.7 million in cash (net of $6.7 million of cash and cash equivalents acquired).

(4)	During 2013, we incurred a goodwill impairment charge of $174.2 million. In addition, we incurred costs of $36.3 million in 2013 related to restructuring projects to increase efficiency.

(5)
During 2014, we incurred costs of $49.5 million related to restructuring projects to improve operational efficiencies and reduce expenses. Refer to Item 8: “Financial Statements and Supplementary Data, Note 14: Restructuring” included in this Annual Report on Form 10-K for further disclosures regarding the restructuring charges.

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

We have three measures of segment performance under U.S. generally accepted accounting principles (GAAP): revenue, gross profit (margin), and operating income (margin). In addition, we measure segment performance using non-GAAP operating income. Intersegment revenues are minimal. Certain operating expenses are allocated to the operating segments based upon internally established allocation methodologies. Interest income, interest expense, other income (expense), income tax provision, and certain corporate operating expenses are neither allocated to the segments nor included in the measures of segment performance. See pages 39-41 for information about our non-GAAP measures and reconciliations to the most comparable GAAP measures.

For the year ended December 31, 2015, management reevaluated revenue and costs recognized as part of multiple element arrangements containing software and post contract services. This analysis revealed misstatements that existed in our previously reported financial statements. Accordingly, the financial statements for the years ended December 31, 2014 and 2013, and the quarters contained within the fiscal years ending December 31, 2015 and 2014 have been revised. These misstatements primarily impacted the timing of revenue and cost recognition associated with contracts involving certain software products that we were unable to demonstrate vendor specific objective evidence (VSOE) of fair value for certain undelivered elements or determine whether software was essential to the functionality of certain hardware.

Management evaluated these misstatements considering both qualitative and quantitative factors and determined that none of our previously issued annual or quarterly financial statements were materially misstated. However, the aggregate misstatements to all prior periods could not be corrected in 2015 without materially misstating the consolidated financial statements for the year ended December 31, 2015. As a result, we have revised the previously issued financial statements in this Annual Report on Form 10-K for the year ended December 31, 2015 and all accompanying footnotes and other Items contained within.

In addition to the foregoing revisions, the updated statements reflect other adjustments in the revised periods for items previously considered immaterial, as well as for events which occurred after our preliminary FY 2015 results announcement but are properly attributable to the year ended December 31, 2015.

For further discussion and analysis of this revision, refer to Item 8: “Financial Statements and Supplementary Data, Note 2: Revision of Prior Period Financial Statements” and “Note 18: Quarterly Results (Unaudited),” included in this Annual Report on Form 10-K. For further discussion regarding the material weakness surrounding software revenue recognition and management’s planned remediation plans, refer to Item 9A; “Controls and Procedures” included in this Annual Report on Form 10-K.

Our 2015 revenues were unfavorably impacted by changes in foreign currency rates, while our cost of revenues and our operating expenses were favorably impacted. A more detailed analysis of revenue, gross profit, and operating expense fluctuations is provided in Operating Segment Results. Period-over-period changes referred to below, on a constant currency basis, represent differences between 2015 results and 2014 results, exclusive of changes in foreign currency rates.

Revenues decreased $64.1 million, or 3%, in 2015, compared with 2014. On a constant currency basis, revenues increased $114.2 million, driven higher in 2015 by increases in product shipments in the Electricity and Water segments and increased professional services in Electricity, partially offset by a decline in product volumes in the Gas segment. Revenues increased $40.8 million, or 2%, in 2014, compared with 2013 on a constant currency basis. Revenues were driven higher in 2014 by increases in product shipments in the Gas and Water segments and increased services revenue in the Electricity segment, partially offset by a decline in product volumes in the Electricity segment.

Total backlog was $1.6 billion, and twelve-month backlog was $836.0 million at December 31, 2015.

Total company gross margin decreased 190 basis points in 2015, compared with 2014. During 2015, gross margin was negatively impacted by a special warranty charge of $29.4 million in our Water segment. The special warranty charge relates to a product replacement notification sent to customers of our Water business who purchased certain communication modules manufactured between July 2013 and December 2014 that were failing prematurely. Total company gross margin decreased 20 basis points in 2014, compared with 2013. The gross margin reduction was the result of decreased margins in our Electricity and Gas segments, partially offset by improved margins in our Water segment.

On August 26, 2015, we completed our acquisition of 100% of Temetra Limited (Temetra) in a stock purchase. Temetra is a technology company located in Ireland and focused on meter data management and meter data collection in the water industry with a software-as-a-service business model. The acquisition strengthens our data analytics capabilities and provides us with additional cloud-based technology options for our water utility customers. The purchase price of Temetra was $9.8 million (net of $1.4 million of cash and cash equivalents acquired). Refer to Item 8: “Financial Statements and Supplementary Data, Note 6: Goodwill” for additional information about this acquisition.

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

In November 2014, our management approved restructuring projects (2014 Projects) to restructure our Electricity business and related general and administrative activities, along with certain Gas and Water activities, to improve operational efficiencies and reduce expenses. The 2014 Projects include consolidation of certain facilities and reduction of our global workforce. The improved structure will position us to meet our long-term profitability goals by better aligning global operations with markets where we can serve our customers profitably.We began implementing these projects in the fourth quarter of 2014, and we expect to substantially complete these projects by the fourth quarter of 2016. Upon completion of the 2014 Projects, we expect to achieve annualized savings of $40 million.

During the year ended December 31, 2015, the total expected restructuring costs decreased by approximately $15.1 million. This includes $12.2 million in restructuring severance expense release, recognized during the year ended December 31, 2015, resulting from employees, originally identified to be terminated, voluntarily resigning or filling vacant positions in different departments or locations, as well as the result of employee negotiations and the need to keep additional employees to meet revised forecasted demand on certain projects. In addition, we are expecting lower future legal costs associated with the termination of employees in certain locations. The favorable change in the translation impact of foreign exchange rates also lowered the expected remaining costs to be recognized. Certain aspects of the projects are subject to a variety of labor and employment laws, rules, and regulations, which could result in a delay in completing the projects at some locations.

On February 2, 2015, we reached a settlement agreement with the counterparty related to the product development contract litigation from the SmartSynch, Inc. acquisition. As a result of the settlement, we recognized litigation cost, net of recovery from an indemnification escrow from SmartSynch shareholders, of $14.7 million, inclusive of attorney’s fees incurred, reflected in our results of operations for the year ended December 31, 2014 within general and administrative expense. In 2015, we recovered $8.2 million of costs associated with this settlement from SmartSynch shareholders.

On February 7, 2014, our Board authorized a 12-month repurchase program of up to $50 million in shares of our common stock, to begin on March 8, 2014, upon the expiration of the previous stock repurchase program. Under this program, we repurchased 1,246,241 shares of our common stock, which fully utilized the $50 million authorized under the program.

On February 19, 2015, our Board authorized a new repurchase program of up to $50 million of our common stock over a 12-month period, beginning February 19, 2015. From February 19, 2015 through December 31, 2015, we repurchased 743,444 shares of our common stock, totaling $25.0 million. This program expired on February 19, 2016 with no share repurchases made subsequent to December 31, 2015. Refer to Part II, Item 5: “Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional information related to our share repurchase program.

Total Company GAAP and Non-GAAP Highlights and Unit Shipments

	Year Ended December 31,
	2015	% Change	2014	% Change	2013
	(in thousands, except margin and per share data)
GAAP
Revenues	$1,883,533	(3)%	$1,947,616	—%	$1,938,025
Gross profit	556,685	(9)%	614,050	—%	614,768
Operating expenses	503,839	(18)%	613,570	(19)%	754,631
Operating income	52,846	N/A	480	N/A	(139,863)
Other income (expense)	(15,744)	(16)%	(18,745)	38%	(13,537)
Income tax (provision) benefit	(22,099)	448%	(4,035)	N/A	2,466
Net income (loss) attributable to Itron, Inc.	12,678	N/A	(23,670)	(85)%	(153,153)

Non-GAAP(1)
Operating expenses	$484,967	(4)%	$504,931	1%	$499,749
Operating income	71,718	(34)%	109,119	(5)%	115,019
Net income	27,981	(54)%	60,621	(14)%	70,315

GAAP Margins and Earnings Per Share
Gross margin	29.6%		31.5%		31.7%
Operating margin	2.8%		—%		(7.2)%
Basic EPS	$0.33		$(0.60)		$(3.90)
Diluted EPS	$0.33		$(0.60)		$(3.90)

Non-GAAP Earnings Per Share(1)
Diluted EPS	$0.73		$1.54		$1.78

(1)
These measures exclude certain expenses that we do not believe are indicative of our core operating results. See pages 39-41 for information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Revenues by region were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Revenues by region
United States and Canada	$997,293	$875,796	$848,951
Europe, Middle East, and Africa (EMEA)	701,301	849,841	849,464
Other	184,939	221,979	239,610
Total Company	$1,883,533	$1,947,616	$1,938,025

Meter and Module Summary
We classify meters into three categories:

•	Standard metering – no built-in remote reading communication technology

•	Advanced metering – one-way communication of meter data

•	Smart metering – two-way communication including remote meter configuration and upgrade (consisting primarily of our OpenWay technology)

In addition, advanced and smart meter communication modules can be sold separately from the meter.

Our revenue is driven significantly by sales of meters and communication modules. A summary of our meter and communication module shipments is as follows:

	Year Ended December 31,
	2015	2014	2013
	(units in thousands)
Meters
Standard	17,560	18,740	17,850
Advanced and smart	7,290	6,090	5,930
Total meters	24,850	24,830	23,780

Stand-alone communication modules
Advanced and smart	5,840	5,770	5,550

Revenues
Revenues decreased $64.1 million, or 3%, in 2015, compared with 2014. Revenues in 2015 were lower due to $178.3 million of adverse foreign currency impact. On a constant currency basis, revenue increased in our Electricity and Water segments by 15% and 3%, respectively. Revenues increased $9.6 million in 2014, compared with 2013. Changes in currency exchange rates unfavorably impacted revenues by $31.2 million across all segments. On a constant currency basis, the Gas and Water segments had increased revenue of 7% and 8%, respectively, partially offset by a decline of 5% in the Electricity segment revenue. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

No single customer represented more than 10% of total revenues for the years ended December 31, 2015, 2014, and 2013. Our 10 largest customers accounted for 22%, 19%, and 21% of total revenues in 2015, 2014, and 2013.

Gross Margin
Gross margin was 29.6% for 2015, compared with 31.5% in 2014. The decrease was driven by a special warranty charge of $29.4 million related to the premature failure of certain communication modules that necessitated a product replacement notification. Gross margin was 31.5% in 2014, compared with 31.7% in 2013. The decrease was driven by decreased margins in the Electricity and Gas segments, partially offset by improved margins in Water. A more detailed analysis of these fluctuations is provided in Operating Segment Results.

Operating Expenses

The following table shows the components of operating expense:

	Year Ended December 31,
	2015	% Change	2014	% Change	2013
	(in thousands)		(in thousands)		(in thousands)
Sales and marketing	$161,380	(12)%	$182,503	—%	$182,687
Product development	162,334	(8)%	175,500	—%	175,420
General and administrative	155,715	(4)%	162,466	13%	143,932
Amortization of intangible assets	31,673	(27)%	43,619	4%	42,019
Restructuring	(7,263)	(115)%	49,482	36%	36,347
Goodwill impairment	—	N/A	—	(100)%	174,226
Total operating expenses	$503,839	(18)%	$613,570	(19)%	$754,631

Operating expenses decreased $109.7 million for the year ended December 31, 2015 as compared with the same period in 2014. This decrease was partially the result of a favorable foreign exchange impact of $54.0 million. On a constant currency basis, operating expense decreased $55.8 million, which included a $50.6 million reduction in restructuring expense, an $18.3 million decrease in variable compensation, and a $21.0 million reduction in acquisition related expenses as a result of a $14.7 million settlement recorded in 2014, for which we recovered $8.2 million in 2015. These decreases were partially offset by increased litigation, professional service, and temporary worker expenses.

For the year ended December 31, 2014, operating expenses decreased $141.1 million as compared with the same period in 2013. This decrease includes $17.0 million related to favorable foreign exchange impact. On a constant currency basis, operating expense decreased $124.1 million, which includes a $165.7 million decrease in goodwill impairment charges. This was partially offset by a $14.3 million increase in restructuring expense following the approval of the 2014 Projects, and a $22.1 million increase in general and administrative expenses due to higher litigation and variable compensation costs in 2014.

Non-GAAP Operating Expenses
For non-GAAP purposes, total company and segment operating expenses exclude intangible asset amortization, restructuring, and goodwill impairment expenses, as well as acquisition-related costs (classified within general and administrative). Total non-GAAP operating expenses, as a percentage of revenues, were 26% for the years ended December 31, 2015, 2014, and 2013.

Other Income (Expense)

The following table shows the components of other income (expense):

	Year Ended December 31,
	2015	% Change	2014	% Change	2013
	(in thousands)		(in thousands)		(in thousands)
Interest income	$761	54%	$494	(57)%	$1,152
Interest expense	(10,161)	2%	(9,990)	11%	(9,030)
Amortization of prepaid debt fees	(2,128)	32%	(1,612)	(3)%	(1,656)
Other income (expense), net	(4,216)	(45)%	(7,637)	91%	(4,003)
Total other income (expense)	$(15,744)	(16)%	$(18,745)	38%	$(13,537)

Interest income: Interest income is generated from our cash and cash equivalents. Interest rates have continued to remain low and therefore interest income was consistent for the years ended December 31, 2015 and 2014. The higher interest income for the year ended December 31, 2013 relates to interest recognized on certain deposits with governmental entities related to tax contingencies.

Interest expense: Interest expense for the year ended December 31, 2015 remained consistent compared with 2014 despite an increase in outstanding debt. This was caused by lower commitment fees on the revolver (resulting from decreased revolver capacity and lower fee percentage), as well as lower interest rates on lines of credit at certain of our international locations. For the year ended December 31, 2014, interest expense increased despite the reduction in outstanding debt due to the impact of interest rate swaps, which became effective during the third quarter of 2013. The weighted-average debt outstanding was $367.1 million, $340.6 million, and $410.8 million, at December 31, 2015, 2014, and 2013, respectively.

Amortization of prepaid debt fees: Amortization of prepaid debt fees increased for the year ended December 31, 2015 due to the 2015 credit facility entered into on June 23, 2015. Upon entering into the 2015 credit facility, $821,000 of unamortized prepaid debt fees related to the 2011 credit facility was written-off. Amortization of prepaid debt fees was consistent for the years ended December 31, 2014 and 2013.

Other income (expense), net: Other expenses, net, consist primarily of unrealized and realized foreign currency gains and losses due to transactions denominated in a currency other than the reporting entity's functional currency. Foreign currency losses, net of hedging, were $3.0 million in 2015, compared with net foreign currency losses of $5.1 million in 2014 and $3.3 million in 2013.

Income Tax Provision (Benefit)

We recognized income tax provision (benefit) of $22.1 million, $4.0 million, and $(2.5) million for the years ended December 31, 2015, 2014, and 2013. Our actual tax rate differs from the 35% U.S. federal statutory tax rate due to the level of business in domestic and foreign jurisdictions, tax credits (including research and development and foreign tax), state income taxes, adjustments to valuation allowances, uncertain tax positions, and goodwill impairments that are non-deductible for tax purposes, among other items. For additional discussion related to income taxes, see Item 8: “Financial Statements and Supplementary Data, Note 12: Income Taxes.”

In April 2016, the United States Internal Revenue Service (IRS) proposed certain significant adjustments to our research and development tax credit position as part of the 2011 to 2013 tax audit. Management disagrees with the proposed adjustments on technical and factual grounds. We plan to avail ourself of all administrative, and if necessary, judicial remedies and do not expect the adjustments to ultimately result in a material change to our financial position.

Operating Segment Results

For a description of our operating segments, refer to Item 8: “Financial Statements and Supplementary Data, Note 17: Segment Information” in this Annual Report on Form 10-K. The following tables and discussion highlight significant changes in trends or components of each operating segment.

	Year Ended December 31,
	2015	% Change	2014	% Change	2013
Segment Revenues	(in thousands)		(in thousands)		(in thousands)
Electricity	$820,306	6%	$771,857	(6)%	$825,391
Gas	543,805	(9)%	599,091	5%	570,450
Water	519,422	(10)%	576,668	6%	542,184
Total Company	$1,883,533	(3)%	$1,947,616	—%	$1,938,025

	Year Ended December 31,
	2015		2014		2013
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(in thousands)		(in thousands)		(in thousands)
Electricity	$225,446	27.5%	$200,249	25.9%	$219,852	26.6%
Gas	185,559	34.1%	211,623	35.3%	207,577	36.4%
Water	145,680	28.0%	202,178	35.1%	187,339	34.6%
Total Company	$556,685	29.6%	$614,050	31.5%	$614,768	31.7%

	Year Ended December 31,
	2015	% Change	2014	% Change	2013
Segment Operating Expenses	(in thousands)		(in thousands)		(in thousands)
Electricity	$194,342	(30)%	$278,000	(39)%	$457,131
Gas	118,088	(13)%	135,522	8%	125,401
Water	125,816	(4)%	130,822	4%	125,324
Corporate unallocated	65,593	(5)%	69,226	48%	46,775
Total Company	$503,839	(18)%	$613,570	(19)%	$754,631

	Year Ended December 31,
	2015		2014		2013
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss) and Operating Margin	(in thousands)		(in thousands)		(in thousands)
Electricity	$31,104	3.8%	$(77,751)	(10.1)%	$(237,279)	(28.7)%
Gas	67,471	12.4%	76,101	12.7%	82,176	14.4%
Water	19,864	3.8%	71,356	12.4%	62,015	11.4%
Corporate unallocated	(65,593)		(69,226)		(46,775)
Total Company	$52,846	2.8%	$480	—%	$(139,863)	(7.2)%

Electricity:

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Electricity segment financial results for the year ended December 31, 2015 compared with 2014, and for the year ended December 31, 2014 compared with 2013, were as follows:

	Year Ended December 31,
	2015	2014	Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	(in thousands)
Electricity Segment
Revenues	$820,306	$771,857	$(55,440)	$103,889	$48,449
Gross Profit	225,446	200,249	(14,322)	39,519	25,197
Operating Expenses	194,342	278,000	(20,234)	(63,424)	(83,658)

	Year Ended December 31,
	2014	2013	Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	(in thousands)
Electricity Segment
Revenues	$771,857	$825,391	$(14,218)	$(39,316)	$(53,534)
Gross Profit	200,249	219,852	(2,307)	(17,296)	(19,603)
Operating Expenses	278,000	457,131	(13,215)	(165,916)	(179,131)

Revenues - 2015 vs. 2014
In constant currency, Electricity revenues for 2015 increased by $103.9 million, or 15%, compared with 2014 revenues. The increase was primarily driven by increased North America revenue of $109.8 million, including increased smart and advanced meter sales and professional services revenue and $13.4 million improved services revenue in EMEA. The improvements in North America and EMEA were partially offset by $26.0 million lower product revenue in EMEA due to the planned exit of certain markets and products under our restructuring plan.

Revenues - 2014 vs. 2013
In constant currency, revenues for 2014 decreased by $39.3 million, or 5%, compared with 2013 revenues. The decrease was primarily driven by lower product sales in EMEA, resulting in a $50.0 million decline in revenue. In addition, Latin America's product revenue declined $12.3 million due to our decision to reduce the manufacture and sale of standard meters in the region as part of our restructuring projects. These decreases were partially offset by $7.0 million increase in North American revenue and $17.4 million increase in EMEA services revenue.

No customer represented more than 10% of the Electricity operating segment revenues in 2015, 2014, or 2013.

Gross Margin - 2015 vs. 2014
Gross margin was 27.5% in 2015, compared with 25.9% in 2014. The margin improvement was driven by net charges for an OpenWay project in North America of $15.9 million, which negatively impacted 2014 gross margin by 220 basis points. In addition, we had lower variable compensation expense in 2015. These improvements were partially offset by decreased product revenue in EMEA.

Gross Margin - 2014 vs. 2013
Gross margin was 25.9% in 2014, compared with 26.6% in 2013. The 70 basis point margin reduction was driven by decreased revenue in all regions except North America and increased variable compensation expense. These decreases were partially offset by lower warranty costs in Latin America. In 2014, net charges for an OpenWay project in North America were $15.9 million, which negatively impacted gross margin by 220 basis points. A similar charge was recorded on this project in 2013 for $14.5 million, which reduced gross margin by 170 basis points.

Operating Expenses - 2015 vs. 2014
In constant currency, operating expenses decreased $63.4 million, or 25%, primarily due to reduced restructuring charges of $25.5 million. In addition, general and administrative expenses decreased $19.8 million due to an $8.2 million litigation expense reimbursement related to a $14.7 million charge in 2014, which are included in general and administrative expense. Variable compensation expense included in the sales and marketing, product development, and general and administrative categories were all lower when comparing 2015 to 2014, while amortization expense decreased $5.4 million year over year.

Operating Expenses - 2014 vs. 2013
In constant currency, operating expenses decreased by $165.9 million, or 37%, in 2014 compared with 2013. This was primarily due to decreased goodwill impairment of $165.7 million. There was also a reduction of $9.0 million in product development expense as a result of restructuring activities. These decreases were partially offset by $8.2 million in higher general and administrative expense, primarily due to a legal settlement related to a contract dispute that resulted in $14.7 million of litigation expense. Intangible asset amortization expense increased $5.7 million based on the projected cash flows determined at acquisition.

Non-GAAP Operating Expenses - 2015 vs. 2014
Total non-GAAP operating expenses, as a percentage of revenues, were 23% and 28% for the years ended December 31, 2015 and 2014, respectively. The reduction in operating expenses was primarily the result of favorable foreign currency impact and reduced variable compensation expense in 2015.

Non-GAAP Operating Expenses - 2014 vs. 2013
Total non-GAAP operating expenses, as a percentage of revenues, was 28% and 29% for the years ended December 31, 2014 and 2013, respectively.

Gas:

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Gas segment financial results for the year ended December 31, 2015 compared with 2014, and for the year ended December 31, 2014 compared with 2013, were as follows:

	Year Ended December 31,
	2015	2014	Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	(in thousands)
Gas Segment
Revenues	$543,805	$599,091	$(49,908)	$(5,378)	$(55,286)
Gross Profit	185,559	211,623	(11,786)	(14,278)	(26,064)
Operating Expenses	118,088	135,522	(14,054)	(3,380)	(17,434)

	Year Ended December 31,
	2014	2013	Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	(in thousands)
Gas Segment
Revenues	$599,091	$570,450	$(9,135)	$37,776	$28,641
Gross Profit	211,623	207,577	(1,554)	5,600	4,046
Operating Expenses	135,522	125,401	(1,649)	11,770	10,121

Revenues - 2015 vs. 2014
In constant currency, Gas revenues decreased by $5.4 million, or 1%, in 2015 compared with 2014. A significant portion of this decrease was in our EMEA region, which had a $20.2 million decrease due to the phase out of a large project and a planned reduction in standard meter volumes as we shift our focus to smart meters, which did show increased sales during 2015. These decreases were partially offset by a $13.5 million revenue increase in North America driven by higher product shipments.

Revenues - 2014 vs. 2013
In constant currency, revenues increased by $37.8 million, or 7%, in 2014 compared with 2013. The increase was driven by $27.5 million in increased revenues in North America and $7.6 million and $3.9 million in increased product sales in EMEA and Latin America, respectively.

No single customer represented more than 10% of the Gas operating segment revenues in 2015, 2014, or 2013.

Gross Margin - 2015 vs. 2014
Gross margin was 34.1% in 2015, compared with 35.3% in 2014. The decrease in gross margin was driven by lower standard meter volumes and lower margins associated with sales of first generation smart meters in EMEA. In addition, EMEA experienced higher inventory costs associated with the closure of our Naples manufacturing facility as part of our restructuring activities. This decline more than offset improvements in Latin America and Asia/Pacific due to higher overall sales as well as improved sales in North America of our higher margin communication modules.

Gross Margin - 2014 vs. 2013
Gross margin was 35.3% in 2014, compared with 36.4% in 2013. The 110 basis point decline in gross margin was primarily the result of less favorable product mix in EMEA.

Operating Expenses - 2015 vs. 2014
In constant currency, operating expenses decreased by $3.4 million, or 3%, in 2015. The decrease was primarily due to the reduced restructuring charges of $8.2 million and reduced intangible amortization of $1.3 million. These decreases were partially offset by a $6.3 million increase in general and administrative expense resulting from higher employee related costs and increased allocations of corporate expenses.

Operating Expenses - 2014 vs. 2013
In constant currency, operating expenses increased by $11.8 million, or 10% in 2014. The increase was primarily due to increases in restructuring expense of $5.3 million and product development costs of $7.6 million. These increases more than offset a scheduled decrease in amortization expense of $1.6 million.

Non-GAAP Operating Expenses - 2015 vs. 2014
Total non-GAAP operating expense, as a percentage of revenues, was 20% and 19% for the years ended December 31, 2015 and 2014, respectively.

Non-GAAP Operating Expenses - 2014 vs. 2013
Total non-GAAP operating expense, as a percentage of revenues, was 19% for the years ended December 31, 2014 and 2013.

Water:

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Water segment financial results for the year ended December 31, 2015 compared with 2014, and for the year ended December 31, 2014 compared with 2013, were as follows:

	Year Ended December 31,
	2015	2014	Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	(in thousands)
Water Segment
Revenues	$519,422	$576,668	$(72,902)	$15,656	$(57,246)
Gross Profit	145,680	202,178	(25,156)	(31,342)	(56,498)
Operating Expenses	125,816	130,822	(16,723)	11,717	(5,006)

	Year Ended December 31,
	2014	2013	Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	(in thousands)
Water Segment
Revenues	$576,668	$542,184	$(7,863)	$42,347	$34,484
Gross Profit	202,178	187,339	(2,675)	17,514	14,839
Operating Expenses	130,822	125,324	(1,622)	7,120	5,498

Revenues - 2015 vs. 2014
In constant currency, revenues increased $15.7 million, or 3%, in 2015. This increase was driven primarily by growth in product sales in North America and EMEA of $18.4 million, as the result of increased sales of advanced and smart meters and modules in those regions. The increase was partially offset by lower product sales in Latin America of $5.0 million due to continued reduced expenditures by our utility customers in that region.

Revenues - 2014 vs. 2013
In constant currency, revenues increased $42.3 million, or 8%, in 2014. The increase was driven primarily by growth in product sales in EMEA of $33.7 million, in Latin America of $7.5 million, and in Asia/Pacific of $5.7 million. North America revenue declined $3.6 million due to the completion of a significant project in 2013.

No single customer represented more than 10% of the Water operating segment revenues in 2015, 2014, or 2013.

Gross Margin - 2015 vs. 2014
Gross margin decreased to 28.0% in 2015, compared with 35.1% in 2014, primarily as the result of a warranty charge of $29.4 million. This warranty charge negatively impacted 2015 gross margin by 570 basis points.

Gross Margin - 2014 vs. 2013
Gross margin increased to 35.1% in 2014, compared with 34.6% in 2013, due to decreases in manufacturing costs globally.

Operating Expenses - 2015 vs. 2014
In constant currency, operating expenses increased $11.7 million, or 10%, in 2015. The increase was a result of a $4.1 million increase in sales and marketing expense, higher product development expense of $5.3 million, and a $4.7 million increase in general and administrative expenses, primarily due to higher litigation costs. These increases were partially offset by reductions in restructuring and intangible asset amortization expense totaling $2.4 million.

Operating Expenses - 2014 vs. 2013
In constant currency, operating expenses increased by $7.1 million, or 6% in 2014. The increase was a result of a $3.7 million increase in sales and marketing expense, primarily higher compensation expense related to increased revenues, higher product development expense of $2.1 million, and a $4.2 million increase in general and administrative expenses. The overall increase was partially offset by a decrease in intangible asset amortization expense of $2.1 million.

Non-GAAP Operating Expenses - 2015 vs. 2014
Total non-GAAP operating expenses, as a percentage of revenues, were 23% for the year ended December 31, 2015, compared with 21% in 2014. The increase was primarily the result of the reduced revenues for 2015.

Non-GAAP Operating Expenses - 2014 vs. 2013
Total non-GAAP operating expenses, as a percentage of revenues, were 21% for the years ended December 31, 2014 and 2013.

Corporate unallocated:

Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses decreased $3.6 million, or 5%, in 2015. This decrease was primarily due to $18.1 million reduction in restructuring expenses, and a decrease in variable compensation. These decreases were partially offset by higher litigation expenses.

Corporate unallocated expenses increased $22.4 million, or 48%, in 2014. This increase was primarily due to $13.8 million of increased restructuring expenses in 2014, as well as an $8.1 million increase in general and administrative expense due to increased variable compensation expense and costs associated with our shared services center in Ireland, which was established late in 2013.

Financial Condition

Cash Flow Information:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Operating activities	$73,350	$132,973	$105,421
Investing activities	(48,951)	(41,496)	(56,771)
Financing activities	7,740	(91,877)	(57,438)
Effect of exchange rates on cash and cash equivalents	(13,492)	(12,034)	(2,818)
Increase (decrease) in cash and cash equivalents	$18,647	$(12,434)	$(11,606)

Cash and cash equivalents at December 31, 2015 were $131.0 million, compared with $112.4 million at December 31, 2014. The increase in cash and cash equivalents was primarily the result of an increase in proceeds from borrowings, a decrease in debt payments, and an increase in net income (loss) exclusive of depreciation and amortization and deferred income taxes. These were partially offset by an increase in inventory and decrease in restructuring liabilities. Cash and cash equivalents at December 31, 2014 were lower compared with the prior year primarily due to a decrease in net income (loss) exclusive of goodwill impairment, an increase in accounts receivable, and higher payments on debt. These were partially offset by increases in accounts payable, unearned revenue, and other current liabilities.

Operating activities
Net cash provided by operating activities in 2015 was $59.6 million lower than in 2014. This decrease was primarily due to a $52.7 million increase in inventory in 2015 for expected demand in North America and EMEA, and a $57.4 million increased use of cash in other current liabilities due to payments and releases of significant restructuring accruals in 2015 as compared to a substantial increase in restructuring liabilities in 2014. Additionally, while warranty liabilities increased $18.0 million in 2015, cash paid for claims activity was lower compared to 2014, resulting in a $27.5 million decreased use of cash. A year over year increase of $37.3 million in net income (loss) and a $36.2 million increase in deferred income taxes also increased cash provided by operating activities as compared with 2014.

Net cash provided by operating activities in 2014 was $27.6 million higher than 2013. This increase was primarily due to a decrease in accounts payable payments of $20.8 million due to timing, a $21.8 million increase in deferred revenue, and a decline in inventory in 2014 as compared to an increase in 2013, resulting in $19.6 million increased cash, and an increase in other liabilities of $27.1 million as a result of restructuring activities and litigation accruals recognized at the end of 2014. These increases were partially offset by the decrease in net income of $45.6 million, exclusive of the impact of the goodwill impairment charge, and decreased receipts on accounts receivable balances due to invoice timing resulting in a $26.9 million reduction in cash provided as compared with 2013.

Investing activities
Net cash used in investing activities in 2015 was $7.5 million higher than in 2014. This increase in investing activities during 2015 was the result of the $5.8 million paid as part of the Temetra acquisition.

Net cash used in investing activities in 2014 was $15.3 million lower than in 2013. This decrease in investing activities during 2014 was the result of $15.5 million in reduced acquisitions of property, plant, and equipment.

Financing activities
Net cash provided by financing activities in 2015 was $99.6 million greater than in 2014, primarily as a result of $65.8 million of additional proceeds from borrowings and a $39.4 million decrease in debt repayments.

Net cash used in financing activities in 2014 was $34.4 million higher than in 2013, primarily as a result of increased repayments of debt, net of proceeds from borrowings, of $16.0 million in 2014, and an increase of $12.7 million in repurchases of our common stock.

Effect of exchange rates on cash and cash equivalents
Changes in exchange rates on the cash balances of currencies held in foreign denominations resulted in a decrease of $13.5 million, a decrease of $12.0 million, and a decrease of $2.8 million in 2015, 2014, and 2013, respectively. Our foreign currency exposure relates to non-U.S. dollar denominated balances in our international subsidiary operations, the most significant of which is the euro.

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

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$73,350	$132,973	$105,421
Acquisitions of property, plant, and equipment	(43,918)	(44,495)	(60,020)
Free cash flow	$29,432	$88,478	$45,401

Free cash flow in 2015 was $59.0 million lower than in 2014 as a result of lower cash provided by operating activities. See the cash flow discussion of operating activities above.

Free cash flow in 2014 was $43.1 million greater than in 2013, primarily as result of a $27.6 million increase in cash provided by operating activities and a $15.5 million decrease in acquisitions of property, plant, and equipment. See the cash flow discussion of operating and investing activities above.

Off-balance sheet arrangements:

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at December 31, 2015 and December 31, 2014 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Disclosures about contractual obligations and commitments:

The following table summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2015, as well as an estimate of the timing in which these obligations are expected to be satisfied.

	Total	Less than 1 year	1-3 years	3-5 years	Beyond 5 years
	(in thousands)
Credit Facilities(1)
USD denominated term loan	$246,091	$16,574	$46,566	$182,951	$—
Multicurrency revolving line of credit	170,750	3,392	8,445	158,913	—
Operating lease obligations(2)	36,076	10,396	16,517	8,007	1,156
Purchase and service commitments(3)	180,077	179,254	603	220	—
Other long-term liabilities reflected on the balance sheet under generally accepted accounting principles(4)	77,988	—	36,772	12,211	29,005
Total	$710,982	$209,616	$108,903	$362,302	$30,161

(1)
Borrowings are disclosed within Item 8: “Financial Statements and Supplementary Data, Note 7: Debt” included in this Annual Report on Form 10-K, with the addition of estimated interest expense but not including the amortization of prepaid debt fees.

(2)
Operating lease obligations are disclosed in Item 8: “Financial Statements and Supplementary Data, Note 13: Commitments and Contingencies” included in this Annual Report on Form 10-K and do not include common area maintenance charges, real estate taxes, and insurance charges for which we are obligated.

(3)
We enter into standard purchase orders in the ordinary course of business that typically obligate us to purchase materials and other items. Purchase orders can include open-ended agreements that provide for estimated quantities over an extended shipment period, typically up to one year at an established unit cost. Our long-term executory purchase agreements that contain termination clauses have been classified as less than one year, as the commitments are the estimated amounts we would be required to pay at December 31, 2015 if the commitments were canceled.

(4)
Other long-term liabilities consist of warranty obligations, estimated pension benefit payments, and other obligations. Estimated pension benefit payments include amounts from 2017-2025. Long-term unrecognized tax benefits totaling $27.5 million (net of pre-payments), which include accrued interest and penalties, are not included in the above contractual obligations and commitments table as we cannot reliably estimate the period of cash settlement with the respective taxing authorities. Additionally, because the amount and timing of the future cash outflows are uncertain, deferred revenue totaling $66.2 million, which includes deferred revenue related to extended warranty guarantees, is not included in the table. For further information on defined benefit pension plans, income taxes, and warranty obligations and deferred revenue for extended warranties, see Item 8: “Financial Statements and Supplementary Data, Notes 9, 12, and 13,” respectively, included in this Annual Report on Form 10-K.

Liquidity and Capital Resources:

Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital, which represents current assets less current liabilities, was $281.2 million at December 31, 2015, compared with $262.4 million at December 31, 2014.

Borrowings
Our credit facility consists of a $225 million U.S. dollar term loan and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. At December 31, 2015, $151.8 million was outstanding under the revolver, and $46.6 million was utilized by outstanding standby letters of credit, resulting in $301.6 million available for additional borrowings.

The credit facility includes debt covenants, which contain certain financial ratio thresholds, place certain restrictions on the incurrence of debt, investments, and the issuance of dividends, and require quarterly unaudited and annual audited financial reporting. We were not in compliance with the financial reporting portion of these covenants under the 2015 credit facility at March 31, 2016. We have been granted waivers which extend the due dates for annual audited financial statements and quarterly unaudited financial statements through September 12, 2016.

For further description of the term loan and the revolver under our credit facility, refer to Item 8: “Financial Statements and Supplementary Data, Note 7: Debt” included in this Annual Report on Form 10-K.

For a description of our letters of credit and performance bonds, and the amounts available for additional borrowings or letters of credit under our lines of credit, including the revolver that is part of our credit facility, refer to Item 8: “Financial Statements and Supplementary Data, Note 13: Commitments and Contingencies” included in this Annual Report on Form 10-K.

For a description of the risks and uncertainties related to our credit facility and ability to file timely periodic reports, refer to Item 1A: “Risk Factors” included in this Annual Report on Form 10-K.

Share Repurchases
On February 19, 2015, our Board authorized a new repurchase program of up to $50 million of our common stock over a 12-month period, beginning February 19, 2015. From February 19, 2015 through December 31, 2015, we repurchased 743,444 shares of our common stock, totaling $25.0 million. This program expired on February 19, 2016 with no share repurchases made subsequent to December 31, 2015.

Restructuring
In November 2014, our management approved restructuring projects to restructure our Electricity business and related general and administrative activities, along with certain Gas and Water activities, to improve operational efficiencies and reduce expenses. The 2014 Projects include consolidation of certain facilities and reduction of our global workforce. The improved structure will position us to meet our long-term profitability goals by better aligning global operations with markets where we can serve our customers profitably.

Total expected costs were approximately $50.2 million as of December 31, 2015. A substantial portion of the total expected restructuring charges was recognized in the fourth quarter of 2014, and $29.6 million was accrued at December 31, 2015 under the 2013 and 2014 Projects, of which $25.2 million is expected to be paid over the next 12 months. Certain projects are subject to a variety of labor and employment laws, rules, and regulations that could result in a delay in implementing projects at some locations. Real estate market conditions may impact the timing of our ability to sell some of the manufacturing facilities we have designated for closure and disposal. This may delay the completion of the 2014 Projects beyond December 31, 2016. For further details regarding our restructuring activities, refer to Item 8: “Financial Statements and Supplementary Data, Note 14: Restructuring” included in this Annual Report on Form 10-K.

Income Tax
Our tax provision (benefit) as a percentage of income (loss) before tax typically differs from the U.S. federal statutory rate of 35%. Changes in our actual tax rate are subject to several factors, including fluctuations in operating results, new or revised tax legislation and accounting pronouncements, changes in the level of business in domestic and foreign jurisdictions, tax credits (including research and development and foreign tax), state income taxes, adjustments to valuation allowances, and uncertain tax positions, among other items. Changes in tax laws, valuation allowances, and unanticipated tax liabilities could significantly impact our tax rate.

Our cash income tax payments (refunds) for 2015, 2014, and 2013 were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
U.S. federal taxes paid (refunded)	$15,700	$3,300	$(13)
State income taxes paid (refunded)	1,543	438	(18)
Foreign and local income taxes paid	11,946	14,484	18,690
Total income taxes paid	$29,189	$18,222	$18,659

Based on current projections, we expect to pay, net of refunds, approximately $7.0 million in federal taxes, $5.1 million in state taxes and $12.3 million in foreign and local income taxes in 2016.

We have not provided U.S. deferred taxes related to the cash in certain foreign subsidiaries because our investment is considered permanent in duration. As of December 31, 2015, there was $42.6 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. If this cash were repatriated to fund U.S. operations, additional tax costs may be incurred. Tax is one of many factors that we consider in the management of global cash. Included in the determination of the tax costs in repatriating foreign cash into the United States are the amount of earnings and profits in a particular jurisdiction, withholding taxes that would be imposed, and available foreign tax credits. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

Other Liquidity Considerations
In several of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc., we consolidate them because we have a greater than 50% ownership interest or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. Approximately $26.9 million of our consolidated cash balance at December 31, 2015 resides in our joint venture entities. As a result, the minority shareholders of these entities control their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the U.S. from these entities.

For a description of our funded and unfunded non-U.S. defined benefit pension plans and our expected 2016 contributions, refer to Item 8: “Financial Statements and Supplementary Data, Note 9: Defined Benefit Pension Plans” included in this Annual Report on Form 10-K.

At December 31, 2015, we have accrued $11.9 million of bonus and profit sharing plans expense for the achievement of annual financial and nonfinancial targets, which was paid in cash during the first quarter of 2016.

General Liquidity Overview
We expect to grow through a combination of internal new product development, licensing technology from and to others, distribution agreements, partnering arrangements, and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings, and the sale of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the next 12 months and into the foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the electricity, gas, and water industries, competitive pressures, changes in estimated liabilities for product warranties and/or litigation, future business combinations, capital market fluctuations, international risks, and other factors described under Item 1A: “Risk Factors,” as well as Item 7A: “Quantitative and Qualitative Disclosures About Market Risk,” both included in this Annual Report on Form 10-K.
Contingencies

Refer to Item 8: “Financial Statements and Supplementary Data, Note 13: Commitments and Contingencies” included in this Annual Report on Form 10-K.
Critical Accounting Estimates

Revenue Recognition
Many of our revenue arrangements involve multiple deliverables, which require us to determine the fair value of each deliverable and then allocate the total arrangement consideration among the separate deliverables based on the relative fair value percentages. Revenues for each deliverable are then recognized based on the type of deliverable, such as 1) when the products are shipped, 2) services are delivered, 3) percentage-of-completion when implementation services are essential to other deliverables in the arrangement, 4) upon receipt of customer acceptance, or 5) transfer of title and risk of loss. A majority of our revenue is recognized when products are shipped to or received by a customer or when services are provided. For further discussion and analysis of this revision to prior year financial statements as a result of management identifying misstatements related to revenue recognition, refer to Item 8: “Financial Statements and Supplementary Data, Note 2: Revision of Prior Period Financial Statements” and “Note 18: Quarterly Results (Unaudited),” included in this Annual Report on Form 10-K.
If implementation services are essential to a software arrangement and VSOE exists for undelivered software elements, revenue is recognized using either the percentage-of-completion methodology of contract accounting if project costs can be reliably estimated or the completed contract methodology if project costs cannot be reliably estimated. The estimation of costs through completion of a project is subject to many variables such as the length of time to complete, changes in wages, subcontractor performance, supplier information, and business volume assumptions. Changes in underlying assumptions and estimates may adversely or positively affect financial performance.
Under contract accounting, if we estimate that the completion of a contract component (unit of accounting) will result in a loss, the loss is recognized in the period in which the loss becomes evident. We reevaluate the estimated loss through the completion of the contract component, and adjust the estimated loss for changes in facts and circumstances.

Many of our customer arrangements contain clauses for liquidated damages, related to the timing of delivery or milestone accomplishments, which could become material in an event of failure to meet the contractual deadlines. At the inception of the arrangement and on an ongoing basis, we evaluate if the liquidated damages represent contingent revenue and, if so, we reduce the amount of consideration allocated to the delivered products and services and record it as a reduction in revenue in the period of default. If the arrangement is subject to contract accounting, liquidated damages resulting from anticipated events of default are estimated and are accounted for as job costs in the period in which the liquidated damages are deemed probable of occurrence and are reasonably estimable.
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

Income Taxes
We estimate income tax expense in each of the taxing jurisdictions in which we operate. Changes in our actual tax rate are subject to several factors, including fluctuations in operating results, new or revised tax legislation and accounting pronouncements, changes in the level of business in domestic and foreign jurisdictions, tax credits (including research and development and foreign tax), state income taxes, adjustments to valuation allowances, and uncertain tax positions, among other items. Changes in tax laws, valuation allowances, and unanticipated tax liabilities could significantly impact our tax rate.

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

Inventories
Items are removed from inventory using the first-in, first-out method. Inventories include raw materials, sub-assemblies, and finished goods. Inventory amounts include the cost to manufacture the item, such as the cost of raw materials, labor, and other applied direct and indirect costs. We also review idle facility expense, freight, handling costs, and wasted materials to determine if abnormal amounts should be recognized as current-period charges. We review our inventory for obsolescence and marketability. If the estimated market value, which is based upon assumptions about future demand and market conditions, falls below the original cost, the inventory value is reduced to the market value. If technology rapidly changes or actual market conditions are less favorable than those projected by management, inventory write-downs may be required. Our inventory levels may vary from period to period as a result of our factory scheduling and timing of contract fulfillments.

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

Based on our analysis as of October 1, 2015, all reporting units' fair values exceeded their respective carrying values by at least 40%. Changes in market demand, fluctuations in the economies in which we operate, the volatility and decline in the worldwide equity markets, and a further decline in our market capitalization could negatively impact the remaining carrying value of our goodwill, which could have a significant effect on our current and future results of operations and financial condition.

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

Several economic assumptions and actuarial data are used in calculating the expense and obligations related to these plans. The assumptions are updated annually at December 31 and include the discount rate, the expected remaining service life, the expected rate of return on plan assets, and the rate of future compensation increase. The discount rate is a significant assumption used to value our pension benefit obligation. We determine a discount rate for our plans based on the estimated duration of each plan’s liabilities. For our euro denominated defined benefit pension plans, which represent 94% of our benefit obligation, we use two discount rates, with consideration of the duration of the plans, using a hypothetical yield curve developed from euro-denominated AA-rated corporate bond issues, partially weighted for market value, with minimum amounts outstanding of €500 million for bonds with less than 10 years to maturity and €50 million for bonds with 10 or more years to maturity, and excluding the highest and lowest yielding 10% of bonds within each maturity group. The discount rates used, depending on the duration of the plans, were 1.50% and 2.25%, respectively. The weighted average discount rate used to measure the projected benefit obligation for all of the plans at December 31, 2015 was 2.59%. A change of 25 basis points in the discount rate would change our pension benefit obligation by approximately $7.1 million. The financial and actuarial assumptions used at December 31, 2015 may differ materially from actual results due to changing market and economic conditions and other factors. These differences could result in a significant change in the amount of pension expense recorded in future periods. Gains and losses resulting from changes in actuarial assumptions, including the discount rate, are recognized in OCI in the period in which they occur.

Our general funding policy for these qualified pension plans is to contribute amounts at least sufficient to satisfy funding standards of the respective countries for each plan. Our contributions for both funded and unfunded plans are paid from cash flows from our operations. Refer to Item 8: “Financial Statements and Supplementary Data, Note 9: Defined Benefit Pension Plans” included in this Annual Report on Form 10-K for our expected contributions for 2016.

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

Non-GAAP operating expenses and non-GAAP operating income – We define non-GAAP operating expenses as operating expenses excluding certain expenses related to the amortization of intangible assets, restructuring, acquisitions and goodwill impairment. We define non-GAAP operating income as operating income excluding the expenses related to the amortization of intangible assets, restructuring, acquisitions and goodwill impairment. We consider these non-GAAP financial measures to be useful metrics for management and investors because they exclude the effect of expenses that are related to previous acquisitions and restructuring projects. By excluding these expenses, we believe that it is easier for management and investors to compare our financial results over multiple periods and analyze trends in our operations. For example, in certain periods expenses related to amortization of intangible assets may decrease, which would improve GAAP operating margins, yet the improvement in GAAP operating margins due to this lower expense is not necessarily reflective of an improvement in our core business. There are some limitations related to the use of non-GAAP operating expense and non-GAAP operating income versus operating expense and operating income calculated in accordance with GAAP. Non-GAAP operating expense and non-GAAP operating income exclude some costs that are recurring.

Non-GAAP net income and non-GAAP diluted EPS – We define non-GAAP net income as net income excluding the expenses associated with amortization of intangible assets, restructuring, acquisitions, goodwill impairment and amortization of debt placement fees. We define non-GAAP diluted EPS as non-GAAP net income divided by the weighted average shares, on a diluted basis, outstanding during each period. We consider these financial measures to be useful metrics for management and investors for the same reasons that we use non-GAAP operating income. The same limitations described above regarding our use of non-GAAP operating income apply to our use of non-GAAP net income and non-GAAP diluted EPS. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from these non-GAAP measures and evaluating non-GAAP net income and non-GAAP diluted EPS together with GAAP net income and GAAP diluted EPS.

Reconciliation of GAAP Measures to Non-GAAP Measures

The tables below reconcile the non-GAAP financial measures of operating expenses, operating income, net income and diluted EPS, free cash flow, and operating income by segment with the most directly comparable GAAP financial measures.

(Unaudited; in thousands, except per share data)

TOTAL COMPANY RECONCILIATIONS	Year Ended December 31,
	2015	2014	2013
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$503,839	$613,570	$754,631
Amortization of intangible assets	(31,673)	(43,619)	(42,019)
Restructuring	7,263	(49,482)	(36,347)
Acquisition-related recovery (expense)	5,538	(15,538)	(2,290)
Goodwill impairment	—	—	(174,226)
Non-GAAP operating expenses	$484,967	$504,931	$499,749

NON-GAAP OPERATING INCOME
GAAP operating income (loss)	$52,846	$480	$(139,863)
Amortization of intangible assets	31,673	43,619	42,019
Restructuring	(7,263)	49,482	36,347
Acquisition-related expense (recovery)	(5,538)	15,538	2,290
Goodwill impairment	—	—	174,226
Non-GAAP operating income	$71,718	$109,119	$115,019

NON-GAAP NET INCOME & DILUTED EPS
GAAP net income (loss) attributable to Itron, Inc.	$12,678	$(23,670)	$(153,153)
Amortization of intangible assets	31,673	43,619	42,019
Amortization of debt placement fees	2,021	1,512	1,556
Restructuring	(7,263)	49,482	36,347
Acquisition-related expense (recovery)	(5,538)	15,538	2,290
Goodwill impairment	—	—	174,226
Income tax effect of non-GAAP adjustments(1)	(5,590)	(25,860)	(32,970)
Non-GAAP net income	$27,981	$60,621	$70,315

Non-GAAP diluted EPS	$0.73	$1.54	$1.78

Weighted average common shares outstanding - Diluted	38,506	39,461	39,602

FREE CASH FLOW
Net cash provided by operating activities	$73,350	$132,973	$105,421
Acquisitions of property, plant, and equipment	(43,918)	(44,495)	(60,020)
Free Cash Flow	$29,432	$88,478	$45,401

(1)
The income tax effect of non-GAAP adjustments is calculated using the statutory tax rates for the relevant jurisdictions if no valuation allowance exists. If a valuation allowance exists, there is no tax impact to the non-GAAP adjustment.

(Unaudited; in thousands)

SEGMENT RECONCILIATIONS	Year Ended December 31,
	2015	2014	2013
NON-GAAP OPERATING INCOME - ELECTRICITY
Electricity - GAAP operating income (loss)	$31,104	$(77,751)	$(237,279)
Amortization of intangible assets	17,663	24,452	18,835
Restructuring	(7,253)	20,430	25,172
Acquisition-related expense (recovery)	(5,655)	15,491	2,287
Goodwill impairment	—	—	174,226
Electricity - Non-GAAP operating income (loss)	$35,859	$(17,378)	$(16,759)

NON-GAAP OPERATING INCOME - GAS
Gas - GAAP operating income	$67,471	$76,101	$82,176
Amortization of intangible assets	7,787	10,471	12,264
Restructuring	(287)	9,149	4,299
Gas - Non-GAAP operating income	$74,971	$95,721	$98,739

NON-GAAP OPERATING INCOME - WATER
Water - GAAP operating income	$19,864	$71,356	$62,015
Amortization of intangible assets	6,223	8,696	10,920
Restructuring	778	2,335	3,075
Acquisition-related expense	104	—	—
Water - Non-GAAP operating income	$26,969	$82,387	$76,010

NON-GAAP OPERATING INCOME - CORPORATE UNALLOCATED
Corporate unallocated - GAAP operating loss	$(65,593)	$(69,226)	$(46,775)
Restructuring	(501)	17,568	3,801
Acquisition-related expense	13	47	3
Corporate unallocated - Non-GAAP operating loss	$(66,081)	$(51,611)	$(42,971)

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

In October 2015, we entered into a forward starting pay-fixed receive one-month LIBOR interest rate swap. The interest rate swap is effective August 31, 2016 to June 23, 2020, and converts $214 million of our LIBOR based debt from a floating LIBOR interest rate to a fixed interest rate of 1.42% (excluding the applicable margin on the debt). The notional balance will amortize to maturity at the same rate as required minimum payments on our term loan. At December 31, 2015, our LIBOR-based debt balance was $314.4 million.

In November 2015, we entered into three interest rate cap contracts with a total notional amount of $100 million at a cost of $1.7 million. The interest rate cap contracts expire on June 23, 2020 and were entered into in order to limit our interest rate exposure on $100 million of our variable LIBOR based debt up to 2.00%. In the event LIBOR is higher than 2.00%, we will pay interest at the capped rate of 2.00% with respect to the $100 million notional amount of such agreements. The interest rate cap contracts do not include the effect of the applicable margin.

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and the weighted average interest rates at December 31, 2015. Weighted average variable rates in the table are based on implied forward rates in the Reuters U.S. dollar yield curve as of December 31, 2015 and our estimated leverage ratio, which determines our additional interest rate margin at December 31, 2015.

	2016	2017	2018	2019	2020	Total	Fair Value
	(in thousands)
Variable Rate Debt
Principal: U.S. dollar term loan	$11,250	$14,063	$19,688	$22,500	$151,874	$219,375	$217,830
Average interest rate	2.45%	3.08%	3.46%	3.72%	3.84%

Principal: Multicurrency revolving line of credit	$—	$—	$—	$—	$151,837	$151,837	$150,570
Average interest rate	2.20%	2.58%	2.91%	3.21%	3.36%

Interest rate swap on LIBOR based debt
Average interest rate (pay)	1.14%	1.42%	1.42%	1.42%	1.42%
Average interest rate (receive)	0.77%	1.33%	1.71%	1.97%	2.09%
Net/spread	(0.37)%	(0.09)%	0.29%	0.55%	0.67%
Based on a sensitivity analysis as of December 31, 2015, we estimate that, if market interest rates average one percentage point higher in 2016 than in the table above, our financial results in 2016 would not be materially impacted.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. As a result, approximately half of our revenues and operating expenses are denominated in foreign currencies, which expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in functional currencies other than the U.S. dollar were 51% of total revenues for the year ended December 31, 2015, compared with 58% and 59% for the years ended December 31, 2014 and 2013.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, non-functional currency monetary assets and liabilities are revalued, with the change recorded to other income (expense), net. We enter into monthly foreign exchange forward contracts (a total of 516 contracts were entered into during the year ended December 31, 2015) not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. The notional amounts of the contracts ranged from $118,000 to $23.4 million, offsetting our exposures from the euro, British pound, Canadian dollar, Australian dollar, Mexican peso and various other currencies.
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Itron, Inc.

We have audited the accompanying consolidated balance sheets of Itron, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Itron, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Itron, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated June 29, 2016 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Seattle, Washington
June 29, 2016

ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Revenues	$1,883,533	$1,947,616	$1,938,025
Cost of revenues	1,326,848	1,333,566	1,323,257
Gross profit	556,685	614,050	614,768

Operating expenses
Sales and marketing	161,380	182,503	182,687
Product development	162,334	175,500	175,420
General and administrative	155,715	162,466	143,932
Amortization of intangible assets	31,673	43,619	42,019
Restructuring	(7,263)	49,482	36,347
Goodwill impairment	—	—	174,226
Total operating expenses	503,839	613,570	754,631

Operating income (loss)	52,846	480	(139,863)
Other income (expense)
Interest income	761	494	1,152
Interest expense	(12,289)	(11,602)	(10,686)
Other income (expense), net	(4,216)	(7,637)	(4,003)
Total other income (expense)	(15,744)	(18,745)	(13,537)

Income (loss) before income taxes	37,102	(18,265)	(153,400)
Income tax (provision) benefit	(22,099)	(4,035)	2,466
Net income (loss)	15,003	(22,300)	(150,934)
Net income attributable to noncontrolling interests	2,325	1,370	2,219
Net income (loss) attributable to Itron, Inc.	$12,678	$(23,670)	$(153,153)

Earnings (loss) per common share - Basic	$0.33	$(0.60)	$(3.90)
Earnings (loss) per common share - Diluted	$0.33	$(0.60)	$(3.90)

Weighted average common shares outstanding - Basic	38,224	39,184	39,281
Weighted average common shares outstanding - Diluted	38,506	39,184	39,281
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net income (loss)	$15,003	$(22,300)	$(150,934)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(72,929)	(89,297)	7,904
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	1,086	488	433
Pension plan benefits liability adjustment	6,296	(24,947)	5,117
Total other comprehensive income (loss), net of tax	(65,547)	(113,756)	13,454

Total comprehensive income (loss), net of tax	(50,544)	(136,056)	(137,480)

Comprehensive income (loss) attributable to noncontrolling interest, net of tax:
Net income attributable to noncontrolling interests	2,325	1,370	2,219
Foreign currency translation adjustments	—	—	(35)
Amounts attributable to noncontrolling interests	2,325	1,370	2,184

Comprehensive income (loss) attributable to Itron, Inc.	$(52,869)	$(137,426)	$(139,664)
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$131,018	$112,371
Accounts receivable, net	330,895	346,547
Inventories	190,465	154,221
Deferred tax assets current, net	—	45,504
Other current assets	106,562	123,819
Total current assets	758,940	782,462

Property, plant, and equipment, net	190,256	207,152
Deferred tax assets noncurrent, net	109,387	74,439
Other long-term assets	52,726	46,965
Intangible assets, net	101,932	139,909
Goodwill	468,122	500,820
Total assets	$1,681,363	$1,751,747

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$185,827	$183,831
Other current liabilities	78,630	101,315
Wages and benefits payable	76,980	94,818
Taxes payable	14,859	21,951
Current portion of debt	11,250	30,000
Current portion of warranty	36,927	21,145
Unearned revenue	73,301	67,009
Total current liabilities	477,774	520,069

Long-term debt	359,962	293,969
Long-term warranty	17,585	15,403
Pension plan benefit liability	85,971	101,862
Deferred tax liabilities noncurrent, net	1,723	3,808
Other long-term obligations	115,645	118,094
Total liabilities	1,058,660	1,053,205

Commitments and contingencies (Note 13)

Equity
Preferred stock, no par value, 10 million shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75 million shares authorized, 37,906 and 38,591 shares issued and outstanding	1,246,671	1,270,045
Accumulated other comprehensive loss, net	(200,607)	(135,060)
Accumulated deficit	(441,306)	(453,984)
Total Itron, Inc. shareholders' equity	604,758	681,001
Noncontrolling interests	17,945	17,541
Total equity	622,703	698,542
Total liabilities and equity	$1,681,363	$1,751,747
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands)

	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
Balances at January 1, 2013	39,277	$1,294,213	$(34,384)	$(266,862)	$992,967	$16,546	$1,009,513
Revision to prior period financial statements (see Note 2)	—	—	(409)	(10,299)	(10,708)	—	(10,708)
Balance at January 1, 2013 as revised	39,277	1,294,213	(34,793)	(277,161)	982,259	16,546	998,805
Net income (loss)				(153,153)	(153,153)	2,219	(150,934)
Other comprehensive income (loss), net of tax			13,489		13,489	(35)	13,454
Distributions to noncontrolling interests						(995)	(995)
Stock issues:
Options exercised	74	1,771			1,771		1,771
Restricted stock awards released	331	—			—		—
Issuance of stock-based compensation awards	18	811			811		811
Employee stock purchase plan	94	3,528			3,528		3,528
Stock-based compensation expense		18,039			18,039		18,039
Employee stock plans income tax deficiencies		(756)			(756)		(756)
Repurchase of common stock	(645)	(26,977)			(26,977)		(26,977)
Balances at December 31, 2013	39,149	$1,290,629	$(21,304)	$(430,314)	$839,011	$17,735	$856,746

Net income (loss)				(23,670)	(23,670)	1,370	(22,300)
Other comprehensive income (loss), net of tax			(113,756)		(113,756)	—	(113,756)
Distributions to noncontrolling interests						(1,564)	(1,564)
Stock issues and repurchases:
Options exercised	65	1,621			1,621		1,621
Restricted stock awards released	281	—			—		—
Issuance of stock-based compensation awards	21	936			936		936
Employee stock purchase plan	61	2,247			2,247		2,247
Stock-based compensation expense		16,924			16,924		16,924
Employee stock plans income tax deficiencies		(2,647)			(2,647)		(2,647)
Repurchase of common stock	(986)	(39,665)			(39,665)		(39,665)
Balances at December 31, 2014	38,591	$1,270,045	$(135,060)	$(453,984)	$681,001	$17,541	$698,542

Net income				12,678	12,678	2,325	15,003
Other comprehensive income (loss), net of tax			(65,547)		(65,547)	—	(65,547)
Distributions to noncontrolling interests						(1,921)	(1,921)
Stock issues and repurchases:
Options exercised	24	853			853		853
Restricted stock awards released	296	—			—		—
Issuance of stock-based compensation awards	20	706			706		706
Employee stock purchase plan	54	1,819			1,819		1,819
Stock-based compensation expense		13,384			13,384		13,384
Employee stock plans income tax deficiencies		(1,853)			(1,853)		(1,853)
Repurchase of common stock	(1,079)	(38,283)			(38,283)		(38,283)
Balances at December 31, 2015	37,906	$1,246,671	$(200,607)	$(441,306)	$604,758	$17,945	$622,703
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Operating activities
Net income (loss)	$15,003	$(22,300)	$(150,934)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	75,993	98,139	99,246
Stock-based compensation	14,089	17,860	18,850
Amortization of prepaid debt fees	2,128	1,612	1,657
Deferred taxes, net	1,488	(34,757)	(25,308)
Goodwill impairment	—	—	174,226
Restructuring, non-cash	976	5,172	1,259
Other adjustments, net	2,003	914	551
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,009)	(15,119)	11,732
Inventories	(52,737)	7,208	(12,391)
Other current assets	12,512	(10,947)	(9,950)
Other long-term assets	(3,721)	(12,540)	(2,298)
Accounts payables, other current liabilities, and taxes payable	(7,060)	56,158	(4,466)
Wages and benefits payable	(10,866)	7,502	(1,822)
Unearned revenue	11,943	30,584	8,744
Warranty	20,161	(7,297)	(6,546)
Other operating, net	447	10,784	2,871
Net cash provided by operating activities	73,350	132,973	105,421

Investing activities
Acquisitions of property, plant, and equipment	(43,918)	(44,495)	(60,020)
Business acquisitions, net of cash equivalents acquired	(5,754)	—	(860)
Other investing, net	721	2,999	4,109
Net cash used in investing activities	(48,951)	(41,496)	(56,771)

Financing activities
Proceeds from borrowings	113,467	47,657	35,000
Payments on debt	(62,998)	(102,438)	(73,750)
Issuance of common stock	2,663	3,647	5,299
Repurchase of common stock	(38,283)	(39,665)	(26,977)
Other financing, net	(7,109)	(1,078)	2,990
Net cash provided by (used in) financing activities	7,740	(91,877)	(57,438)

Effect of foreign exchange rate changes on cash and cash equivalents	(13,492)	(12,034)	(2,818)
Increase (decrease) in cash and cash equivalents	18,647	(12,434)	(11,606)
Cash and cash equivalents at beginning of period	112,371	124,805	136,411
Cash and cash equivalents at end of period	$131,018	$112,371	$124,805

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$29,189	$18,222	$18,659
Interest, net of amounts capitalized	10,198	9,912	9,026
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

In this Annual Report, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977. We provide a portfolio of solutions to utilities for the electricity, gas, and water markets throughout the world.

Financial Statement Preparation
The consolidated financial statements presented in this Annual Report include the Consolidated Statements of Operations, Comprehensive Income (Loss), Equity, and Cash Flows for the years ended December 31, 2015, 2014, and 2013 and the Consolidated Balance Sheets as of December 31, 2015 and 2014 of Itron, Inc. and its subsidiaries.

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

Business Acquisitions
On August 26, 2015, we completed our acquisition of 100% of Temetra Limited (Temetra) in a stock purchase. Temetra is a technology company located in Ireland and focused on meter data management and meter data collection in the water industry with a software-as-a-service business model. The acquisition strengthens our data analytics capabilities and provides us with additional cloud-based technology options for our water utility customers. The purchase price of Temetra was $9.8 million (net of $1.4 million of cash and cash equivalents acquired). Refer to Note 6 for additional information about this acquisition.

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

For any derivative designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. For any derivative designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded as a component of other comprehensive income (loss) (OCI) and are recognized in earnings when the hedged item affects earnings. Ineffective portions of cash flow hedges are recognized in other income (expense) in the Consolidated Statements of Operations. For a hedge of a net investment, the effective portion of any unrealized gain or loss from the foreign currency revaluation of the hedging instrument is reported in OCI as a net unrealized gain or loss on derivative instruments. Upon termination of a net investment hedge, the net derivative gain/loss will remain in accumulated other comprehensive income (loss) (AOCI) until such time when earnings are impacted by a sale or liquidation of the associated operations. Ineffective portions of fair value changes or the changes in fair value of derivative instruments that do not qualify for hedging activities are recognized in other income (expense) in the Consolidated Statements of Operations. We classify cash flows from our derivative programs as cash flows from operating activities in the Consolidated Statements of Cash Flows.

Derivatives are not used for trading or speculative purposes. Our derivatives are with credit worthy multinational commercial banks, with whom we have master netting agreements; however, our derivative positions are not recorded on a net basis in the Consolidated Balance Sheets. There are no credit-risk-related contingent features within our derivative instruments. Refer to Note 8 and Note 15 for further disclosures of our derivative instruments and their impact on OCI.

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

Many of our revenue arrangements involve multiple deliverables, which combine two or more of the following: hardware, meter reading system software, installation, and/or project management services. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the delivered item(s) has value to the customer on a standalone basis and delivery/performance of the undelivered item(s) is probable. The total arrangement consideration is allocated among the separate units of accounting based on their relative fair values and the applicable revenue recognition criteria considered for each unit of accounting. The amount allocable to a delivered item is limited to the amount that we are entitled to collect and that is not contingent upon the delivery/performance of additional items. Revenues for each deliverable are then recognized based on the type of deliverable, such as 1) when the products are shipped, 2) services are delivered, 3) percentage-of-completion when implementation services are essential to other deliverables in the arrangement, 4) upon receipt of customer acceptance, or 5) transfer of title and risk of loss. The majority of our revenue is recognized when products are shipped to or received by a customer or when services are provided.

Hardware revenues are recognized at the time of shipment, receipt by the customer, or, if applicable, upon completion of customer acceptance provisions.

Revenue from our OpenWay network software and services is recognized using the units-of-delivery method of contract accounting, as network design services and network software are essential to the functionality of the related hardware (network). This methodology results in the deferral of costs and revenues as professional services and software implementation commence prior to deployment of hardware.

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

Many of our customer arrangements contain clauses for liquidated damages, related to the timing of delivery or milestone accomplishments, which could become material in an event of failure to meet the contractual deadlines. At the inception of the arrangement and on an ongoing basis, we evaluate if the liquidating damages represent contingent revenue and, if so, we reduce the amount of consideration allocated to the delivered products and services and record it as a reduction in revenue in the period of default. If the arrangement is subject to contract accounting, liquidated damages resulting from anticipated events of default are estimated and are accounted for as job costs in the period in which the liquidated damages are deemed probable of occurrence and are reasonably estimable.
Our software customers often purchase a combination of software, service, and post contract customer support. For these types of arrangement, revenue recognition is dependent upon the availability of vendor specific objective evidence (VSOE) of fair value for any undelivered element. We determine VSOE by reference to the range of comparable standalone sales or stated renewals. We review these standalone sales or renewals on at least an annual basis. If VSOE is established for all undelivered elements in the contract, revenue is recognized for delivered elements when all other revenue recognition criteria are met. Where VSOE of all undelivered elements is not established, revenue for software and software related elements is deferred until all software products have been delivered, all software related services have commenced, and undelivered services do not include significant production, customization or modification. Revenue would be recognized over the longest period that services would be provided.

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

Unearned revenue is recorded when a customer pays for products or services, but the criteria for revenue recognition have not been met as of the balance sheet date. Unearned revenues of $139.5 million and $134.1 million at December 31, 2015 and 2014 related primarily to professional services and software associated with our smart metering contracts, extended or noncustomary warranty, and prepaid post-contract support. Deferred costs are recorded for products or services for which ownership (typically defined as title and risk of loss) has transferred to the customer, but the criteria for revenue recognition have not been met as of the balance sheet date. Deferred costs were $56.6 million and $63.4 million at December 31, 2015 and 2014 and are recorded within other assets in the Consolidated Balance Sheets.

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

Foreign Exchange
Our consolidated financial statements are reported in U.S. dollars. Assets and liabilities of international subsidiaries with non-U.S. dollar functional currencies are translated to U.S. dollars at the exchange rates in effect on the balance sheet date, or the last business day of the period, if applicable. Revenues and expenses for each subsidiary are translated to U.S. dollars using a weighted average rate for the relevant reporting period. Translation adjustments resulting from this process are included, net of tax, in OCI. Gains and losses that arise from exchange rate fluctuations for monetary asset and liability balances that are not denominated in an entity’s functional currency are included within other income (expense), net in the Consolidated Statements of Operations. Currency gains and losses of intercompany balances deemed to be long-term in nature or designated as a hedge of the net investment in international subsidiaries are included, net of tax, in OCI. Foreign currency losses, net of hedging, were $3.0 million in 2015, compared with net foreign currency losses of $5.1 million in 2014 and $3.3 million in 2013.

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

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date (ASU 2015-14), which deferred the effective date for implementation of ASU 2014-09 by one year and is now effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted but not earlier than the original effective date. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08), which clarifies the implementation guidance of principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing (ASU 2016-10), which clarifies the identification of performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients (ASU 2016-12), to improve guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The effective date and transition requirements in ASU 2016-08, ASU 2016-10, and ASU 2016-12 are the same as the effective date and transition requirements of ASU 2015-14. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (ASU 2015-03). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability. In August 2015, the FASB issued Accounting Standards Update 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (ASU 2015-15). ASU 2015-15 provides additional guidance on the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. ASU 2015-03 and ASU 2015-15 are effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and is to be applied on a retrospective basis. Effective January 1, 2016, we adopted the provisions of ASU 2015-03 and ASU 2015-15. The adoption of the provisions of ASU 2015-03 and ASU 2015-15 will not materially impact our consolidated financial statements and related disclosures.
In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40),
Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05), which provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for us on January 1, 2016. We adopted this standard on January 1, 2016, and we do not anticipate a material impact from adoption.

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

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805) - Simplifying the Accounting for Measurement-Period Adjustments. The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period with a corresponding adjustment to goodwill in the reporting period in which the adjustment amounts are determined. The effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts will be recorded in the same period’s financial statements, calculated as if the accounting had been completed at the acquisition date. This ASU is effective for fiscal years beginning after December 15, 2015, and early adoption is permitted. The amendments in this update should be applied prospectively to adjustments to provisional amounts that occur after the effective date of this update with earlier application permitted for financial statements that have not been issued. We adopted this ASU on October 1, 2015, and the adoption of this guidance did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) (ASU 2015-17).  ASU 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in the Consolidated Balance Sheet. The standard will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. The ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We adopted this ASU on a prospective basis in the fourth quarter of 2015.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The standard requires modified retrospective adoption and will be effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently assessing the basis of adoption and evaluating the impact of the adoption of the update on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323) (ASU 2016-07), which simplified the accounting for equity method investments by eliminating the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. ASU 2016-07 is effective for us on January 1, 2017. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718), which simplifies several areas within Topic 718. These include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard will be effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently assessing the basis of adoption and evaluating the impact of the adoption of the update on our consolidated financial statements.

Note 2: Revision of Prior Period Financial Statements

We have revised the previously reported consolidated financial statements for the years ended December 31, 2014 and 2013. Additionally, we revised the unaudited quarterly financial information for each quarter in the fiscal year ended December 31, 2014, and the first three quarters of fiscal 2015 as shown in Note 18. Adjustments related to periods prior to January 1, 2013 are reflected as an adjustment to beginning retained earnings for the year ended December 31, 2013. All impacted financial statement line items and related footnotes reflect these revisions.

The revision reflects adjustments primarily related to the following areas:

•
Adjustments to arrangements including software where VSOE of fair value did not exist for undelivered elements and the determination of whether software was essential to the functionality of certain hardware. To correct these items, revenues and costs associated with certain software license agreements and related services were deferred and recognized ratably from the point at which customization or modification had been completed and all services have commenced, through the date services are completed or the Postcontract Customer Support term, whichever was longer.

•	Adjustments previously identified that were considered immaterial and had not been corrected. These adjustments have now been reflected in the periods in which the item arose.

Statement of operations data:	Year Ended December 31, 2014
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share data)
Revenues	$1,970,697	$(23,081)	$1,947,616
Cost of revenues	1,347,572	(14,006)	1,333,566
Gross profit	623,125	(9,075)	614,050

Operating expenses
Sales and marketing	185,239	(2,736)	182,503
Product development	175,500	—	175,500
General and administrative	163,101	(635)	162,466
Amortization of intangible assets	43,619	—	43,619
Restructuring	50,857	(1,375)	49,482
Goodwill impairment	977	(977)	—
Total operating expenses	619,293	(5,723)	613,570

Operating income (loss)	3,832	(3,352)	480
Other income (expense)
Interest income	494	—	494
Interest expense	(11,602)	—	(11,602)
Other income (expense), net	(7,633)	(4)	(7,637)
Total other income (expense)	(18,741)	(4)	(18,745)

Income (loss) before income taxes	(14,909)	(3,356)	(18,265)
Income tax (provision) benefit	(6,641)	2,606	(4,035)
Net income (loss)	(21,550)	(750)	(22,300)
Net income attributable to noncontrolling interests	1,370	—	1,370
Net income (loss) attributable to Itron, Inc.	$(22,920)	$(750)	$(23,670)

Earnings (loss) per common share - Basic	$(0.58)	$(0.02)	$(0.60)
Earnings (loss) per common share - Diluted	$(0.58)	$(0.02)	$(0.60)

Weighted average common shares outstanding - Basic	39,184	—	39,184
Weighted average common shares outstanding - Diluted	39,184	—	39,184

Statement of operations data:	Year Ended December 31, 2013
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share data)
Revenues	$1,948,728	$(10,703)	$1,938,025
Cost of revenues	1,334,195	(10,938)	1,323,257
Gross profit	614,533	235	614,768

Operating expenses
Sales and marketing	180,371	2,316	182,687
Product development	176,019	(599)	175,420
General and administrative	142,559	1,373	143,932
Amortization of intangible assets	42,019	—	42,019
Restructuring	35,497	850	36,347
Goodwill impairment	173,249	977	174,226
Total operating expenses	749,714	4,917	754,631

Operating income (loss)	(135,181)	(4,682)	(139,863)
Other income (expense)
Interest income	1,620	(468)	1,152
Interest expense	(10,686)	—	(10,686)
Other income (expense), net	(4,007)	4	(4,003)
Total other income (expense)	(13,073)	(464)	(13,537)

Income (loss) before income taxes	(148,254)	(5,146)	(153,400)
Income tax (provision) benefit	3,664	(1,198)	2,466
Net income (loss)	(144,590)	(6,344)	(150,934)
Net income attributable to noncontrolling interests	2,219	—	2,219
Net income (loss) attributable to Itron, Inc.	$(146,809)	$(6,344)	$(153,153)

Earnings (loss) per common share - Basic	$(3.74)	$(0.16)	$(3.90)
Earnings (loss) per common share - Diluted	$(3.74)	$(0.16)	$(3.90)

Weighted average common shares outstanding - Basic	39,281	—	39,281
Weighted average common shares outstanding - Diluted	39,281	—	39,281

Statement of Comprehensive Income (loss) data:	Year Ended December 31, 2014
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Net income (loss)	$(21,550)	$(750)	$(22,300)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(90,333)	1,036	(89,297)
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	488	—	488
Pension plan benefits liability adjustment	(24,947)	—	(24,947)
Total other comprehensive income (loss), net of tax	(114,792)	1,036	(113,756)

Total comprehensive income (loss), net of tax	(136,342)	286	(136,056)

Comprehensive income (loss) attributable to noncontrolling interest, net of tax:
Net income attributable to noncontrolling interests	1,370	—	1,370
Foreign currency translation adjustments	—	—	—
Amounts attributable to noncontrolling interests	1,370	—	1,370

Comprehensive income (loss) attributable to Itron, Inc.	$(137,712)	$286	$(137,426)

Statement of Comprehensive Income (loss) data:	Year Ended December 31, 2013
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Net income (loss)	$(144,590)	$(6,344)	$(150,934)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,077	827	7,904
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	433	—	433
Pension plan benefits liability adjustment	5,117	—	5,117
Total other comprehensive income (loss), net of tax	12,627	827	13,454

Total comprehensive income (loss), net of tax	(131,963)	(5,517)	(137,480)

Comprehensive income (loss) attributable to noncontrolling interest, net of tax:
Net income attributable to noncontrolling interests	2,219	—	2,219
Foreign currency translation adjustments	(35)	—	(35)
Amounts attributable to noncontrolling interests	2,184	—	2,184

Comprehensive income (loss) attributable to Itron, Inc.	$(134,147)	$(5,517)	$(139,664)

Balance Sheet Data:	As of December 31, 2014
	As Previously Reported	Adjustments	As Revised
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$112,371	$—	$112,371
Accounts receivable, net	348,389	(1,842)	346,547
Inventories	154,504	(283)	154,221
Deferred tax assets current, net	39,115	6,389	45,504
Other current assets	104,307	19,512	123,819
Total current assets	758,686	23,776	782,462

Property, plant, and equipment, net	207,789	(637)	207,152
Deferred tax assets noncurrent, net	74,598	(159)	74,439
Other long-term assets	28,503	18,462	46,965
Intangible assets, net	139,909	—	139,909
Goodwill	500,820	—	500,820
Total assets	$1,710,305	$41,442	$1,751,747

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$184,132	$(301)	$183,831
Other current liabilities	100,945	370	101,315
Wages and benefits payable	95,248	(430)	94,818
Taxes payable	21,951	—	21,951
Current portion of debt	30,000	—	30,000
Current portion of warranty	21,063	82	21,145
Unearned revenue	43,436	23,573	67,009
Total current liabilities	496,775	23,294	520,069

Long-term debt	293,969	—	293,969
Long-term warranty	15,403	—	15,403
Pension plan benefit liability	101,432	430	101,862
Deferred tax liabilities noncurrent, net	3,808	—	3,808
Other long-term obligations	84,437	33,657	118,094
Total liabilities	995,824	57,381	1,053,205

Commitments and contingencies (Note 13)

Equity
Preferred stock	—	—	—
Common stock	1,270,045	—	1,270,045
Accumulated other comprehensive loss, net	(136,514)	1,454	(135,060)
Accumulated deficit	(436,591)	(17,393)	(453,984)
Total Itron, Inc. shareholders' equity	696,940	(15,939)	681,001
Noncontrolling interests	17,541	—	17,541
Total equity	714,481	(15,939)	698,542
Total liabilities and equity	$1,710,305	$41,442	$1,751,747

Statement of cash flows data:	Year Ended December 31, 2014
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Operating activities
Net income (loss)	$(21,550)	$(750)	$(22,300)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	98,463	(324)	98,139
Stock-based compensation	17,860	—	17,860
Amortization of prepaid debt fees	1,612	—	1,612
Deferred taxes, net	(31,542)	(3,215)	(34,757)
Goodwill impairment	977	(977)	—
Restructuring, non-cash	5,220	(48)	5,172
Other adjustments, net	914	—	914
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(16,789)	1,670	(15,119)
Inventories	6,021	1,187	7,208
Other current assets	(9,447)	(1,500)	(10,947)
Other long-term assets	1,582	(14,122)	(12,540)
Accounts payables, other current liabilities, and taxes payable	55,924	234	56,158
Wages and benefits payable	10,334	(2,832)	7,502
Unearned revenue	9,240	21,344	30,584
Warranty	(6,364)	(933)	(7,297)
Other operating, net	10,518	266	10,784
Net cash provided by operating activities	132,973	—	132,973

Investing activities
Acquisitions of property, plant, and equipment	(44,495)	—	(44,495)
Business acquisitions, net of cash equivalents acquired	—	—	—
Other investing, net	2,999	—	2,999
Net cash used in investing activities	(41,496)	—	(41,496)

Financing activities
Proceeds from borrowings	47,657	—	47,657
Payments on debt	(102,438)	—	(102,438)
Issuance of common stock	3,647	—	3,647
Repurchase of common stock	(39,665)	—	(39,665)
Other financing, net	(1,078)	—	(1,078)
Net cash provided by (used in) financing activities	(91,877)	—	(91,877)

Effect of foreign exchange rate changes on cash and cash equivalents	(12,034)	—	(12,034)
Increase (decrease) in cash and cash equivalents	(12,434)	—	(12,434)
Cash and cash equivalents at beginning of period	124,805	—	124,805
Cash and cash equivalents at end of period	$112,371	$—	$112,371

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$18,222	$—	$18,222
Interest, net of amounts capitalized	9,912	—	9,912

Statement of cash flows data:	Year Ended December 31, 2013
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Operating activities
Net income (loss)	$(144,590)	$(6,344)	$(150,934)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	98,845	401	99,246
Stock-based compensation	18,850	—	18,850
Amortization of prepaid debt fees	1,657	—	1,657
Deferred taxes, net	(26,757)	1,449	(25,308)
Goodwill impairment	173,249	977	174,226
Restructuring, non-cash	1,259	—	1,259
Other adjustments, net	551	—	551
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	13,652	(1,920)	11,732
Inventories	(10,861)	(1,530)	(12,391)
Other current assets	(4,143)	(5,807)	(9,950)
Other long-term assets	1,093	(3,391)	(2,298)
Accounts payables, other current liabilities, and taxes payable	(7,702)	3,236	(4,466)
Wages and benefits payable	(1,995)	173	(1,822)
Unearned revenue	(3,274)	12,018	8,744
Warranty	(7,552)	1,006	(6,546)
Other operating, net	3,139	(268)	2,871
Net cash provided by operating activities	105,421	—	105,421

Investing activities
Acquisitions of property, plant, and equipment	(60,020)	—	(60,020)
Business acquisitions, net of cash equivalents acquired	(860)	—	(860)
Other investing, net	4,109	—	4,109
Net cash used in investing activities	(56,771)	—	(56,771)

Financing activities
Proceeds from borrowings	35,000	—	35,000
Payments on debt	(73,750)	—	(73,750)
Issuance of common stock	5,299	—	5,299
Repurchase of common stock	(26,977)	—	(26,977)
Other financing, net	2,990	—	2,990
Net cash provided by (used in) financing activities	(57,438)	—	(57,438)

Effect of foreign exchange rate changes on cash and cash equivalents	(2,818)	—	(2,818)
Increase (decrease) in cash and cash equivalents	(11,606)	—	(11,606)
Cash and cash equivalents at beginning of period	136,411	—	136,411
Cash and cash equivalents at end of period	$124,805	$—	$124,805

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$18,659	$—	$18,659
Interest, net of amounts capitalized	9,026	—	9,026

Note 3:    Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (EPS):

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Net income (loss) available to common shareholders	$12,678	$(23,670)	$(153,153)

Weighted average common shares outstanding - Basic	38,224	39,184	39,281
Dilutive effect of stock-based awards	282	—	—
Weighted average common shares outstanding - Diluted	38,506	39,184	39,281
Earnings (loss) per common share - Basic	$0.33	$(0.60)	$(3.90)
Earnings (loss) per common share - Diluted	$0.33	$(0.60)	$(3.90)

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award, and the amount of excess tax benefits, if any. As a result of our net losses for 2014 and 2013, there was no dilutive effect to the weighted average common shares outstanding for these years. Approximately 1.2 million, 1.4 million, and 1.4 million stock-based awards were excluded from the calculation of diluted EPS for the years ended December 31, 2015, 2014, and 2013, respectively, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Note 4:    Certain Balance Sheet Components

Accounts receivable, net	December 31, 2015	December 31, 2014
	(in thousands)
Trade receivables (net of allowance of $5,949 and $6,195)	$298,550	$321,309
Unbilled receivables	32,345	25,238
Total accounts receivable, net	$330,895	$346,547

At December 31, 2015 and 2014, $688,000 and $4.7 million were recorded within trade receivables as billed but not yet paid by customers in accordance with contract retainage provisions. At December 31, 2015 and 2014, contract retainage amounts that were unbilled and classified as unbilled receivables were $3.5 million and $4.0 million. These contract retainage amounts within trade receivables and unbilled receivables are expected to be collected within the following 12 months.

At December 31, 2015 and 2014, long-term unbilled receivables totaled $3.6 million and $4.3 million. These long-term unbilled receivables are classified within other long-term assets, as collection is not anticipated within the following 12 months. We had $360,000 of long-term billed contract retainage receivables at December 31, 2015 and none at December 31, 2014.

Allowance for doubtful account activity	Year Ended December 31,
	2015	2014
	(in thousands)
Beginning balance	$6,195	$8,643
Provision for doubtful accounts, net	1,025	(31)
Accounts written-off	(549)	(1,883)
Effects of change in exchange rates	(722)	(534)
Ending balance	$5,949	$6,195

Inventories	December 31, 2015	December 31, 2014
	(in thousands)
Materials	$111,191	$90,557
Work in process	9,400	8,991
Finished goods	69,874	54,673
Total inventories	$190,465	$154,221

Our inventory levels may vary period to period as a result of our factory scheduling and the timing of contract fulfillments, which may include the buildup of finished goods for shipment.

Consigned inventory is held at third-party locations; however, we retain title to the inventory until purchased by the third-party. Consigned inventory, consisting of raw materials and finished goods, was $2.6 million and $2.5 million at December 31, 2015 and 2014, respectively.

Property, plant, and equipment, net	December 31, 2015	December 31, 2014
	(in thousands)
Machinery and equipment	$289,015	$287,448
Computers and software	104,310	100,212
Buildings, furniture, and improvements	127,531	134,461
Land	19,882	21,759
Construction in progress, including purchased equipment	32,639	20,583
Total cost	573,377	564,463
Accumulated depreciation	(383,121)	(357,311)
Property, plant, and equipment, net	$190,256	$207,152

Depreciation expense	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Depreciation expense	$44,320	$54,435	$57,227

Note 5:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, are as follows:

	December 31, 2015			December 31, 2014
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$388,981	$(358,092)	$30,889	$405,434	$(359,500)	$45,934
Customer contracts and relationships	238,379	(168,885)	69,494	262,930	(172,755)	90,175
Trademarks and trade names	64,069	(62,571)	1,498	68,205	(64,905)	3,300
Other	11,078	(11,027)	51	11,579	(11,079)	500
Total intangible assets	$702,507	$(600,575)	$101,932	$748,148	$(608,239)	$139,909

A summary of the intangible asset account activity is as follows:

	Year Ended December 31,
	2015	2014
	(in thousands)
Beginning balance, intangible assets, gross	$748,148	$804,281
Intangible assets acquired	4,827	1,453
Intangible assets impaired	(497)	—
Effect of change in exchange rates	(49,971)	(57,586)
Ending balance, intangible assets, gross	$702,507	$748,148

Intangible assets impaired includes purchased software licenses to be sold to others. This amount was expensed as part of cost of revenues in the Consolidated Statement of Operations.

Intangible assets acquired in 2015 are based on the purchase price allocation relating to our acquisition of Temetra. Refer to Note 6 for additional information regarding this acquisition. The following table reflects our allocation of purchase price for intangible assets acquired on August 26, 2015:

	Fair Value	Weighted Average Useful Life
	(in thousands)	(in years)
Identified intangible assets
Core-developed technology	$4,378	7.0
Customer contracts and relationships	337	7.0
Trademarks and trade names	56	3.0
Other	56	2.0
Total identified intangible assets subject to amortization	$4,827	6.9

A summary of intangible asset amortization expense is as follows:

Amortization expense	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Amortization expense	$31,673	$43,619	$42,019

Estimated future annual amortization expense is as follows:

Year Ending December 31,	Estimated Annual Amortization
(in thousands)
2016	$25,240
2017	18,749
2018	13,068
2019	10,281
2020	8,388
Beyond 2020	26,206
Total intangible assets subject to amortization	$101,932

Note 6:    Goodwill

The following table reflects goodwill allocated to each reporting segment at December 31, 2015 and 2014:

	Electricity	Gas	Water	Total Company
	(in thousands)
Goodwill balance at January 1, 2014
Goodwill before impairment	$493,610	$394,878	$429,783	$1,318,271
Accumulated impairment losses	(434,352)	—	(336,315)	(770,667)
Goodwill, net	59,258	394,878	93,468	547,604

Effect of change in exchange rates	(3,571)	(35,393)	(7,820)	(46,784)

Goodwill balance at December 31, 2014
Goodwill before impairment	449,668	359,485	382,655	1,191,808
Accumulated impairment losses	(393,981)	—	(297,007)	(690,988)
Goodwill, net	55,687	359,485	85,648	500,820

Goodwill acquired	—	—	4,684	4,684
Effect of change in exchange rates	(2,954)	(28,049)	(6,379)	(37,382)

Goodwill balance at December 31, 2015
Goodwill before impairment	414,910	331,436	350,314	1,096,660
Accumulated impairment losses	(362,177)	—	(266,361)	(628,538)
Goodwill, net	$52,733	$331,436	$83,953	$468,122
During our 2015 annual goodwill impairment test, performed as of October 1, 2015, we performed the first step of the quantitative impairment test for Electricity, Gas, and Water and determined that the fair value of each of the reporting units exceeded their carrying values. No goodwill impairment was required to be recognized as the result of this quantitative analysis.

In 2014, we tested the Gas and Water reporting units, in conjunction with our annual goodwill impairment testing. We used the qualitative assessment methodology, as we determined it was more likely than not that the fair values of these reporting units exceeded their respective carrying values. As a result, we did not need to perform the quantitative impairment test for the Gas and Water reporting units, and no goodwill impairments were recognized.

In 2014, as a result of the impairment recognized in 2013, we concluded that it was not more likely than not that the fair value of the Electricity reporting unit exceeded its carrying value, and we therefore performed a quantitative analysis of this reporting unit. No goodwill impairment was required to be recognized as the result of this quantitative analysis.

During our 2013 annual goodwill impairment test, we determined that the carrying value of the Electricity reporting unit exceeded its fair value, primarily due to delays in global smart grid projects and lower volumes and pricing pressures in certain regions in Europe and Asia/Pacific. The revised forecast for the Electricity business drove a decrease in the fair value of the reporting unit. As a result, we performed the second step of the goodwill impairment test for the Electricity reporting unit, which indicated a goodwill impairment of $174.2 million was necessary. This charge was recorded during the fourth quarter of 2013.

Refer to Note 1 for a description of our reporting units and the methods used to determine the fair values of our reporting units and to determine the amount of any goodwill impairment.

Temetra Acquisition
On August 26, 2015, we completed our acquisition of 100% of Temetra in a stock purchase. The purchase price of Temetra includes the following:

Total Purchase Price
(in thousands)
Cash paid (net of $1,395 cash received)	$5,754
Estimated working capital adjustment	905
Fair value of contingent consideration	3,122
Total purchase price	$9,781

The contingent consideration could be earned by the former Temetra shareholders based on Temetra's operational performance through the end of 2018. Goodwill generated from the acquisition is not deductible for tax purposes. Refer to Note 5 for additional information regarding this acquisition. Pro forma information has not been provided as the acquisition is not considered significant.

Note 7:    Debt

The components of our borrowings are as follows:

	December 31, 2015	December 31, 2014
	(in thousands)
Credit Facilities
USD denominated term loan	$219,375	$232,500
Multicurrency revolving line of credit	151,837	91,469
Total debt	371,212	323,969
Less: Current portion of debt	11,250	30,000
Long-term debt	$359,962	$293,969

Credit Facilities
On June 23, 2015, we entered into an amended and restated credit agreement providing for committed credit facilities in the amount of $725 million U.S. dollars (the 2015 credit facility). The 2015 credit facility consists of a $225 million U.S. dollar term loan (the term loan) and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million standby letter of credit sub-facility and a $50 million swingline sub-facility (available for immediate cash needs at a higher interest rate). Both the term loan and the revolver mature on June 23, 2020, and amounts borrowed under the revolver are classified as long-term and, during the credit facility term, may be repaid and reborrowed until the revolver's maturity, at which time the revolver will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the revolver are subject to a commitment fee, which is paid in arrears on the last day of each fiscal quarter, ranging from 0.18% to 0.30% per annum depending on our total leverage ratio as of the most recently ended fiscal quarter. Amounts repaid on the term loan may not be reborrowed. The 2015 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, British pounds, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2015 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries, including a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of their first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2015 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents.

The 2015 credit facility includes debt covenants, which contain certain financial ratio thresholds, place certain restrictions on the incurrence of debt, investments, and the issuance of dividends, and require quarterly unaudited and annual audited financial reporting. We were not in compliance with the financial reporting portion of these covenants under the 2015 credit facility at March 31, 2016. We have been granted waivers which extend the due dates for annual audited financial statements and quarterly unaudited financial statements through September 12, 2016.

Scheduled principal repayments for the term loan are due quarterly in the amount of $2.8 million through June 2017, $4.2 million from September 2017 through June 2018, $5.6 million from September 2018 through March 2020, and the remainder due at maturity on June 23, 2020. The term loan may be repaid early in whole or in part, subject to certain minimum thresholds, without penalty.

Required minimum principal payments on our outstanding credit facilities are as follows:

Year Ending December 31,	Minimum Payments
(in thousands)
2016	$11,250
2017	14,063
2018	19,687
2019	22,500
2020	303,712
Total minimum payments on debt	$371,212

Under the 2015 credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total leverage ratio (as defined in the credit agreement). The applicable rates per annum may be based on either: (1) the LIBOR rate or EURIBOR rate (floor of 0%), plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 1/2 of 1%, or (iii) one month LIBOR plus 1%. At December 31, 2015, the interest rate for both the term loan and the USD revolver was 2.18% (the LIBOR rate plus a margin of 1.75%), and the interest rate for the EUR revolver was 1.75% (the EURIBOR floor rate plus a margin of 1.75%).

Total credit facility repayments were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Term loan	$13,125	$26,250	$18,750
Multicurrency revolving line of credit(1)	49,873	76,188	55,000
Total credit facility repayments	$62,998	$102,438	$73,750

(1)	We borrowed $113.5 million, $47.7 million, and $35.0 million under the multicurrency revolving line of credit during 2015, 2014 and 2013, respectively.

At December 31, 2015, $151.8 million was outstanding under the 2015 credit facility revolver, and $46.6 million was utilized by outstanding standby letters of credit, resulting in $301.6 million available for additional borrowings or standby letters of credit. At December 31, 2015, $253.4 million was available for additional standby letters of credit under the letter of credit sub-facility and no amounts were outstanding under the swingline sub-facility.

Upon entering into the 2015 credit facility, a portion of our unamortized prepaid debt fees, totaling $821,000, were written off to interest expense. Prepaid debt fees of approximately $3.9 million were capitalized associated with the 2015 credit facility. Total unamortized prepaid debt fees were as follows:

	December 31, 2015	December 31, 2014
	(in thousands)
Unamortized prepaid debt fees	$4,175	$2,298
Note 8:    Derivative Financial Instruments

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Refer to Note 1, Note 15, and Note 16 for additional disclosures on our derivative instruments.

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

The fair values of our derivative instruments are as follows:

		Fair Value
	Balance Sheet Location	December 31, 2015	December 31, 2014
		(in thousands)
Asset Derivatives
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other long-term assets	$1,632	$75
Interest rate cap contracts	Other long-term assets	1,423	—
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	27	107
Total asset derivatives		$3,082	$182

Liability Derivatives
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other current liabilities	$868	$1,317
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	99	236
Total liability derivatives		$967	$1,553

OCI during the reporting period for our derivative and nonderivative instruments designated as hedging instruments, net of tax, was as follows:

	2015	2014	2013
	(in thousands)
Net unrealized gain (loss) on hedging instruments at January 1,	$(15,148)	$(15,636)	$(16,069)
Unrealized gain (loss) on derivative instruments	76	(566)	2
Realized (gains) losses reclassified into net income (loss)	1,010	1,054	431
Net unrealized gain (loss) on hedging instruments at December 31,	$(14,062)	$(15,148)	$(15,636)

Reclassification of amounts related to hedging instruments are included in interest expense in the Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013. Included in the net unrealized loss on hedging instruments at December 31, 2015 and 2014 is a loss of $14.4 million, net of tax, related to our nonderivative net investment hedge, which terminated in 2011. This loss on our net investment hedge will remain in AOCI until such time when earnings are impacted by a sale or liquidation of the associated foreign operation.

A summary of the potential effect of netting arrangements on our financial position related to the offsetting of our recognized derivative assets and liabilities under master netting arrangements or similar agreements is as follows:

Offsetting of Derivative Assets
		Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets Presented in the Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
December 31, 2015	$3,082	$(565)	$—	$2,517

December 31, 2014	$182	$(182)	$—	$—

Offsetting of Derivative Liabilities
		Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities Presented in the Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
December 31, 2015	$967	$(565)	$—	$402

December 31, 2014	$1,553	$(182)	$—	$1,371

Our derivative assets and liabilities subject to netting arrangements consist of foreign exchange forward and interest rate contracts with nine counterparties at December 31, 2015 and eight counterparties at December 31, 2014. No derivative asset or liability balance with any of our counterparties was individually significant at December 31, 2015 or 2014. Our derivative contracts with each of these counterparties exist under agreements that provide for the net settlement of all contracts through a single payment in a single currency in the event of default. We have no pledges of cash collateral against our obligations nor have we received pledges of cash collateral from our counterparties under the associated derivative contracts.

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

In May 2012, we entered into six interest rate swaps to convert $200 million of our LIBOR based debt from a floating LIBOR interest rate to a fixed interest rate of 1.00% (excluding the applicable margin on the debt) and are effective July 31, 2013 to August 8, 2016. The cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swaps are recorded as a component of OCI and will be recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedges will be recognized as adjustments to interest expense. The amount of net losses expected to be reclassified into earnings in the next 12 months is $0.5 million.

In October 2015, we entered into an interest rate swap, which is effective from August 31, 2016 to June 23, 2020, and converts $214 million of our LIBOR based debt from a floating LIBOR interest rate to a fixed interest rate of 1.42% (excluding the applicable margin on the debt). The notional balance will amortize to maturity at the same rate as required minimum payments on our term loan. The cash flow hedge is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swap is recorded as a component of OCI and will be recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge will be recognized as an adjustment to interest expense. The amount of net losses expected to be reclassified into earnings in the next 12 months is $0.3 million. At December 31, 2015, our LIBOR-based debt balance was $314.4 million.

In November 2015, we entered into three interest rate cap contracts with a total notional amount of $100 million at a cost of $1.7 million. The interest rate cap contracts expire on June 23, 2020 and were entered into in order to limit our interest rate exposure on $100 million of our variable LIBOR based debt up to 2.00%. In the event LIBOR is higher than 2.00%, we will pay interest at the capped rate of 2.00% with respect to the $100 million notional amount of such agreements. The interest rate cap contracts do not include the effect of the applicable margin. The amount of net losses expected to be reclassified into earnings in the next 12 months is insignificant.

We will continue to monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

The before-tax effect of our cash flow derivative instruments on the Consolidated Balance Sheets and the Consolidated Statements of Operations for the years ended December 31 are as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)			Gain (Loss) Reclassified from AOCI into Income (Effective Portion)				Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
				Location	Amount			Location	Amount
	2015	2014	2013		2015	2014	2013		2015	2014	2013
	(in thousands)				(in thousands)				(in thousands)
Interest rate swap contracts	$367	$(915)	$(3)	Interest expense	$(1,639)	$(1,704)	$697	Interest expense	$—	$—	$—
Interest rate cap contracts	$(244)	$—	$—	Interest expense	$—	$—	$—	Interest expense	$—	$—	$—

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 516 contracts were entered into during the year ended December 31, 2015), which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. The notional amounts of the contracts ranged from $118,000 to $23.4 million, offsetting our exposures from the euro, British pound, Canadian dollar, Australian dollar, Mexican peso and various other currencies.

The effect of our foreign exchange forward derivative instruments on the Consolidated Statements of Operations for the years ended December 31 is as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
	2015	2014	2013
	(in thousands)
Foreign exchange forward contracts	$(3,145)	$(5,248)	$(145)
Note 9:    Defined Benefit Pension Plans

We sponsor both funded and unfunded defined benefit pension plans for our international employees, primarily in Germany, France, Italy, Indonesia, Brazil, and Spain, offering death and disability, retirement, and special termination benefits. The defined benefit obligation is calculated annually by using the projected unit credit method. The measurement date for the pension plans was December 31, 2015.

Our general funding policy for these qualified pension plans is to contribute amounts sufficient to satisfy regulatory funding standards of the respective countries for each plan. Our contributions for both funded and unfunded plans are paid from cash flows from our operations. We contributed $671,000 and $375,000 to the defined benefit pension plans for the years ended December 31, 2015 and 2014, respectively. The timing of when contributions are made can vary by plan and from year to year. For 2016, assuming that actual plan asset returns are consistent with our expected rate of return, and that interest rates remain constant, we expect to contribute approximately $403,000 to our defined benefit pension plans.

The following tables set forth the components of the changes in benefit obligations and fair value of plan assets:

	Year Ended December 31,
	2015	2014
	(in thousands)
Change in benefit obligation:
Benefit obligation at January 1,	$116,178	$102,662
Service cost	4,572	3,559
Interest cost	2,380	3,476
Actuarial (gain) loss	(5,211)	25,838
Benefits paid	(4,382)	(5,519)
Foreign currency exchange rate changes	(12,190)	(13,921)
Other(1)	(2,580)	83
Benefit obligation at December 31,	$98,767	$116,178

Change in plan assets:
Fair value of plan assets at January 1,	$10,761	$11,680
Actual return on plan assets	159	494
Company contributions	671	375
Benefits paid	(308)	(433)
Foreign currency exchange rate changes	(1,621)	(1,355)
Fair value of plan assets at December 31,	9,662	10,761
Net pension plan benefit liability at fair value	$89,105	$105,417

(1)	Includes impact of curtailments driven by our restructuring activities.

Amounts recognized on the Consolidated Balance Sheets consist of:

	At December 31,
	2015	2014
	(in thousands)
Assets
Plan assets in other long-term assets	$359	$567

Liabilities
Current portion of pension plan liability in wages and benefits payable	3,493	4,122
Long-term portion of pension plan liability	85,971	101,862

Net pension plan benefit liability	$89,105	$105,417

Amounts in accumulated other comprehensive income (pre-tax) that have not yet been recognized as components of net periodic benefit costs consist of:

	At December 31,
	2015	2014
	(in thousands)
Net actuarial loss	$24,687	$38,462
Net prior service cost	706	1,203
Amount included in accumulated other comprehensive income	$25,393	$39,665

Amounts recognized in OCI (pre-tax) are as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net actuarial (gain) loss	$(6,894)	$25,838	$(5,881)
Settlement/curtailment loss	(336)	(55)	(325)
Plan asset loss	343	129	516
Amortization of net actuarial loss	(1,979)	(572)	(926)
Amortization of prior service cost	(59)	(138)	(70)
Other	(46)	68	(658)
Other comprehensive (income) loss	$(8,971)	$25,270	$(7,344)

If actuarial gains and losses exceed ten percent of the greater of plan assets or plan liabilities, we amortize them over the employees' average future service period. The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost during 2016 is $1.4 million.

Net periodic pension benefit costs for our plans include the following components:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Service cost	$4,572	$3,559	$4,205
Interest cost	2,380	3,476	3,355
Expected return on plan assets	(502)	(619)	(635)
Amortization of prior service costs	59	138	70
Amortization of actuarial net loss	1,979	572	926
Settlements and other	420	55	(493)
Net periodic benefit cost	$8,908	$7,181	$7,428

The significant actuarial weighted average assumptions used in determining the benefit obligations and net periodic benefit cost for our benefit plans are as follows:

	At and For The Year Ended December 31,
	2015	2014	2013
Actuarial assumptions used to determine benefit obligations at end of period:
Discount rate	2.59%	2.36%	3.76%
Expected annual rate of compensation increase	3.60%	3.37%	3.33%
Actuarial assumptions used to determine net periodic benefit cost for the period:
Discount rate	2.36%	3.76%	3.36%
Expected rate of return on plan assets	5.45%	5.40%	3.63%
Expected annual rate of compensation increase	3.37%	3.33%	3.41%

We determine a discount rate for our plans based on the estimated duration of each plan’s liabilities. For our euro denominated defined benefit pension plans, which represent 94% of our benefit obligation, we use two discount rates, with consideration of the duration of the plans, using a hypothetical yield curve developed from euro-denominated AA-rated corporate bond issues, partially weighted for market value, with minimum amounts outstanding of €500 million for bonds with less than 10 years to maturity and €50 million for bonds with 10 or more years to maturity, and excluding the highest and lowest yielding 10% of bonds within each maturity group. The discount rates used, depending on the duration of the plans, were 1.50% and 2.25%. The weighted average discount rate used to measure our benefit obligations, increased by 23 basis points from December 31, 2014 to December 31, 2015, driving a $5.2 million actuarial gain during 2015, which is recognized in OCI.

Our expected rate of return on plan assets is derived from a study of actual historic returns achieved and anticipated future long-term performance of plan assets, specific to plan investment asset category. While the study primarily gives consideration to recent insurers’ performance and historical returns, the assumption represents a long-term prospective return.

The total accumulated benefit obligation for our defined benefit pension plans was $89.0 million and $104.1 million at December 31, 2015 and 2014, respectively.

We have one plan in which the fair value of plan assets exceeds the plan's accumulated benefit obligation.

The total obligation and fair value of plan assets for plans with accumulated benefit obligations exceeding the fair value of plan assets are as follows:

	At December 31,
	2015	2014
	(in thousands)
Projected benefit obligation	$95,814	$114,150
Accumulated benefit obligation	86,534	102,146
Fair value of plan assets	6,502	8,166

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

The fair values of our plan investments by asset category are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)
	(in thousands)
	December 31, 2015
Cash	$795	$795	$—
Insurance funds	7,089	—	7,089
Other securities	1,778	—	1,778
Total fair value of plan assets	$9,662	$795	$8,867

	December 31, 2014
Cash	$726	$726	$—
Insurance funds	7,440	—	7,440
Other securities	2,595	—	2,595
Total fair value of plan assets	$10,761	$726	$10,035

The following tables present a reconciliation of Level 3 assets held during the years ended December 31, 2015, and 2014.

	Balance at January 1, 2015	Net Realized and Unrealized Gains	Net Purchases, Issuances, Settlements, and Other	Net Transfers Into Level 3	Effect of Foreign Currency	Balance at December 31, 2015
	(in thousands)
Insurance funds	$7,440	$49	$372	$—	$(772)	$7,089
Other securities	2,595	44	(82)	—	(779)	1,778
Total	$10,035	$93	$290	$—	$(1,551)	$8,867

	Balance at January 1, 2014	Net Realized and Unrealized Gains	Net Purchases, Issuances, Settlements, and Other	Net Transfers Into Level 3	Effect of Foreign Currency	Balance at December 31, 2014
	(in thousands)
Insurance funds	$8,260	$133	$25	$—	$(978)	$7,440
Other securities	2,574	320	(106)	172	(365)	2,595
Total	$10,834	$453	$(81)	$172	$(1,343)	$10,035

As the plan assets are not significant to our total company assets, no further breakdown is provided.

Annual benefit payments, including amounts to be paid from our assets for unfunded plans, and reflecting expected future service, as appropriate, are expected to be paid as follows:

Year Ending December 31,	Estimated Annual Benefit Payments

(in thousands)
2016	$4,505
2017	3,257
2018	3,432
2019	3,491
2020	4,348
2021-2025	26,481
Note 10:    Stock-Based Compensation

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

	2015	2014	2013
	(in thousands)
Stock options	$2,648	$2,333	$2,074
Restricted stock units	10,735	14,591	15,475
Unrestricted stock awards	706	936	811
ESPP	—	—	490
Total stock-based compensation	$14,089	$17,860	$18,850

Related tax benefit	$4,228	$4,994	$5,152

We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied.

Subject to stock splits, dividends, and other similar events, 7,473,956 shares of common stock are reserved and authorized for issuance under our 2010 Stock Incentive Plan (Stock Incentive Plan). Awards consist of stock options, restricted stock units, and unrestricted stock awards. At December 31, 2015, 2,600,999 shares were available for grant under the Stock Incentive Plan. The Stock Incentive Plan shares are subject to a fungible share provision such that, with respect to grants made after December 31, 2009, the authorized share reserve is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or stock appreciation right.

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

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2015	2014	2013
Dividend yield	—	—	—
Expected volatility	34.3%	39.3%	38.1%
Risk-free interest rate	1.7%	1.7%	1.0%
Expected term (years)	5.5	5.5	5.5

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

A summary of our stock option activity for the years ended December 31 is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2013	1,137	$54.06	4.8	$3,815
Granted	129	42.76			$15.44
Exercised	(74)	23.87		1,377
Expired	(12)	49.04
Outstanding, December 31, 2013	1,180	$54.79	4.6	$1,300

Granted	160	$35.65			$13.65
Exercised	(67)	28.03		$826
Forfeited	(7)	44.06
Expired	(143)	68.97
Outstanding, December 31, 2014	1,123	$51.90	4.4	$1,676

Granted	291	$35.25			$12.09
Exercised	(24)	36.05		$26
Forfeited	(17)	37.47
Expired	(193)	52.17
Outstanding, December 31, 2015	1,180	$48.31	5.7	$405

Exercisable, December 31, 2015	759	$55.15	3.8	$48

Expected to vest, December 31, 2015	407	$36.01	8.9	$343

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

As of December 31, 2015, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $3.4 million, which is expected to be recognized over a weighted average period of approximately 2.2 years.

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

Depending on the level of achievement of the performance condition, the actual number of shares to be earned ranges between 0% and 160% of the awards originally granted. At the end of the 2-year and 3-year performance periods, if the performance conditions are achieved at or above threshold, the number of shares earned is further adjusted by a TSR multiplier payout percentage, which ranges between 75% and 125%, based on the market condition. Therefore, based on the attainment of the performance and market conditions, the actual number of shares that vest may range from 0% to 200% of the awards originally granted. For the 2-year awards granted under the 2013 performance award, 14,433 restricted stock units became eligible for distribution at December 31, 2014. For the 3-year awards granted under the 2013 performance award, 15,648 restricted stock units became eligible for distribution at December 31, 2015.

For 2014 and 2015, the performance-based restricted stock units to be issued are determined based on the same performance and market conditions as the 2013 awards, but the performance period is 3-years. No awards became eligible for distribution since the performance periods had not concluded as of December 31, 2015.

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

	Year Ended December 31,
	2015	2014	2013
Dividend yield	—	—	—
Expected volatility	30.1%	32.3%	39.1%
Risk-free interest rate	0.7%	0.4%	0.3%
Expected term (years)	2.1	2.0	2.5

Weighted-average fair value	$33.48	$35.15	$45.03

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

The following table summarizes restricted stock unit activity for the years ended December 31:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value(1)
	(in thousands)		(in thousands)
Outstanding, January 1, 2013	774
Granted	255	$42.51
Released	(331)		$17,983
Forfeited	(40)
Outstanding, December 31, 2013	658

Granted(2)	350	$35.74
Released	(291)		$14,402
Forfeited	(35)
Outstanding, December 31, 2014	682

Granted(3)	434	$35.09
Released	(296)		$12,204
Forfeited	(64)
Outstanding, December 31, 2015	756

Vested but not released, December 31, 2015	21		$746

Expected to vest, December 31, 2015	604		$21,860

(1)
The aggregate intrinsic value is the market value of the stock, before applicable income taxes, based on the closing price on the stock release dates or at the end of the period for restricted stock units expected to vest.

(2)	Restricted stock units include 14,433 shares for the 2-year award under the 2013 Performance Award Agreement, which are eligible for distribution at December 31, 2014.

(3)	Restricted stock units include 15,648 shares for the 3-year award under the 2014 Performance Award Agreement, which are eligible for distribution at December 31, 2015.

At December 31, 2015, unrecognized compensation expense on restricted stock units was $20.6 million, which is expected to be recognized over a weighted average period of approximately 2.0 years.

Unrestricted Stock Awards
We grant unrestricted stock awards to members of our Board of Directors as part of their compensation. Awards are fully vested and expensed when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of grant.

The following table summarizes unrestricted stock award activity for the years ended December 31:

	2015	2014	2013
	(in thousands, except per share data)
Shares of unrestricted stock granted	20	24	18

Weighted average grant date fair value per share	$35.01	$39.06	$44.12

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

The following table summarizes ESPP activity for the years ended December 31:

	2015	2014	2013
	(in thousands, except per share data)
Shares of stock sold to employees(1)	54	61	94

Weighted average fair value per ESPP award(2)	$—	$—	$6.61

(1)	Stock sold to employees during each fiscal quarter under the ESPP is associated with the offering period ending on the last day of the previous fiscal quarter.

(2)
Relating to awards associated with the offering periods during the years ended December 31. Effective October 1, 2013, the ESPP is no longer compensatory and therefore the 2013 weighted average fair value per award is for the nine months ended September 30, 2013.

At December 31, 2015, all compensation cost associated with the ESPP had been recognized. There were approximately 392,000 shares of common stock available for future issuance under the ESPP at December 31, 2015.
Note 11:    Defined Contribution, Bonus, and Profit Sharing Plans

Defined Contribution Plans
In the United States, United Kingdom, and certain other countries, we make contributions to defined contribution plans. For our U.S. employee savings plan, which represents a majority of our contribution expense, we provide a 50% match on the first 6% of the employee salary deferral, subject to statutory limitations. For our international defined contribution plans, we provide various levels of contributions, based on salary, subject to stipulated or statutory limitations. The expense for our defined contribution plans was as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Defined contribution plans expense	$6,579	$7,097	$7,099

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

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Bonus and profit sharing plans and award expense	$14,192	$34,989	$18,602

Note 12:    Income Taxes

The following table summarizes the provision (benefit) for U.S. federal, state, and foreign taxes on income from continuing operations:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Current:
Federal	$5,033	$17,749	$(356)
State and local	1,633	775	1,044
Foreign	13,945	20,269	22,153
Total current	20,611	38,793	22,841

Deferred:
Federal	3,951	(82,186)	(14,830)
State and local	(972)	(979)	(2,329)
Foreign	(41,893)	(51,646)	(27,953)
Total deferred	(38,914)	(134,811)	(45,112)

Change in valuation allowance	40,402	100,053	19,805
Total provision (benefit) for income taxes	$22,099	$4,035	$(2,466)

The change in the valuation allowance presented above does not include the impacts of currency translation adjustments or significant intercompany transactions.

Our tax provision as a percentage of income before tax was 59.6% for 2015. Our actual tax rate differed from the 35% U.S. federal statutory tax rate due to various items. A reconciliation of income taxes at the U.S. federal statutory rate of 35% to the consolidated actual tax rate is as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Income (loss) before income taxes
Domestic	$115,526	$86,605	$20,583
Foreign	(78,424)	(104,870)	(173,983)
Total income (loss) before income taxes	$37,102	$(18,265)	$(153,400)

Expected federal income tax provision (benefit)	$12,986	$(6,393)	$(53,690)
Goodwill impairment	—	119	49,730
Change in valuation allowance	40,402	100,053	19,805
Stock-based compensation	939	1,255	1,598
Foreign earnings	(33,364)	(31,544)	(14,015)
Tax credits	(5,257)	(91,148)	(10,352)
Uncertain tax positions, including interest and penalties	4,274	1,519	815
Change in tax rates	312	(20)	1,442
State income tax provision (benefit), net of federal effect	(14)	(1,235)	(2,193)
U.S. tax provision on foreign earnings	203	31,309	(245)
Domestic production activities deduction	(1,100)	(2,312)	(146)
Local foreign taxes	1,450	2,295	3,212
Other, net	1,268	137	1,573
Total provision (benefit) for income taxes	$22,099	$4,035	$(2,466)

As a result of prospective application of ASU 2015-17 (Topic 740), Balance Sheet Classification of Deferred Taxes, we have reclassified our net current deferred tax assets and liabilities to net non-current deferred tax assets and liabilities in our Consolidated Balance Sheet as of December 31, 2015. We have not retrospectively adjusted prior periods.

Deferred tax assets and liabilities consist of the following:

	At December 31,
	2015	2014
	(in thousands)
Deferred tax assets
Loss carryforwards(1)	$190,545	$188,607
Tax credits(2)	52,131	81,903
Accrued expenses	33,546	54,393
Pension plan benefits expense	16,232	19,679
Warranty reserves	25,129	19,141
Depreciation and amortization	21,499	19,111
Equity compensation	9,303	10,039
Inventory valuation	4,068	4,420
Deferred revenue	9,097	7,506
Tax effect of accumulated translation	291	—
Other deferred tax assets, net	11,770	8,801
Total deferred tax assets	373,611	413,600
Valuation allowance	(235,339)	(257,728)
Total deferred tax assets, net of valuation allowance	138,272	155,872

Deferred tax liabilities
Depreciation and amortization	(27,000)	(37,061)
Tax effect of accumulated translation	—	(568)
Other deferred tax liabilities, net	(3,608)	(2,299)
Total deferred tax liabilities	(30,608)	(39,928)
Net deferred tax assets	$107,664	$115,944

(1)
For tax return purposes at December 31, 2015, we had U.S. federal loss carryforwards of $16.5 million that expire during the years 2020 and 2021. At December 31, 2015, we have net operating loss carryforwards in Luxembourg of $464.5 million that can be carried forward indefinitely, offset by a full valuation allowance. The remaining portion of the loss carryforwards are composed primarily of losses in various other foreign jurisdictions. The majority of these losses can be carried forward indefinitely. At December 31, 2015, there was a valuation allowance of $235.3 million primarily associated with foreign loss carryforwards and foreign tax credit carryforwards (discussed below).

(2)
For tax return purposes at December 31, 2015, we had: (1) U.S. general business credits of $21.9 million, which begin to expire in 2022; (2) U.S. alternative minimum tax credits of $2.5 million that can be carried forward indefinitely; and (3) U.S. foreign tax credits of $48.0 million, which begin to expire in 2024. At December 31, 2015, there was a valuation allowance of $31.7 million associated with foreign tax credit carryforward.

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

Our deferred tax assets at December 31, 2015 do not include the tax effect on $55.2 million of excess tax benefits from employee stock plan exercises. Common stock will be increased by $20.3 million when such excess tax benefits reduce cash taxes payable.

We do not provide U.S. deferred taxes on temporary differences related to our foreign investments that are considered permanent in duration. These temporary differences consist primarily of undistributed foreign earnings of $26.6 million and $31.4 million at December 31, 2015 and 2014, respectively. Foreign taxes have been provided on these undistributed foreign earnings. We have not computed the unrecognized deferred income tax liability on these temporary differences. There are many assumptions that must be considered to calculate the liability, thereby making it impractical to compute at this time.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits at January 1, 2013	$26,433
Gross increase to positions in prior years	2,154
Gross decrease to positions in prior years	(536)
Gross increases to current period tax positions	1,670
Audit settlements	—
Decrease related to lapsing of statute of limitations	(817)
Effect of change in exchange rates	(289)
Unrecognized tax benefits at December 31, 2013	$28,615

Gross increase to positions in prior years	2,749
Gross decrease to positions in prior years	(1,641)
Gross increases to current period tax positions	3,008
Audit settlements	—
Decrease related to lapsing of statute of limitations	(1,715)
Effect of change in exchange rates	(2,870)
Unrecognized tax benefits at December 31, 2014	$28,146

Gross increase to positions in prior years	6,461
Gross decrease to positions in prior years	(2,512)
Gross increases to current period tax positions	25,741
Audit settlements	—
Decrease related to lapsing of statute of limitations	(908)
Effect of change in exchange rates	(2,048)
Unrecognized tax benefits at December 31, 2015	$54,880

	At December 31,
	2015	2014	2013
	(in thousands)
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	$53,602	$26,980	$27,694

If certain unrecognized tax benefits are recognized they would create additional deferred tax assets. These assets would require a full valuation in certain locations based upon present circumstances.

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense (benefit) recognized is as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net interest and penalties expense (benefit)	$880	$469	$(1,443)

	At December 31,
	2015	2014
	(in thousands)
Accrued interest	$2,105	$1,755
Accrued penalties	2,577	2,671

At December 31, 2015, we are under examination by certain tax authorities for the 2000 to 2013 tax years. The material jurisdictions where we are subject to examination for the 2000 to 2013 tax years include, among others, the U.S., France, Germany, Italy, Brazil and the United Kingdom. No material changes have occurred to previously disclosed assessments. In April 2016, the United States Internal Revenue Service (IRS) proposed certain significant adjustments to our research and development tax credit position as part of the 2011 to 2013 tax audit. Management disagrees with the proposed adjustments on technical and factual grounds. We plan to avail ourself of all administrative, and if necessary, judicial remedies and does not expect the adjustments to ultimately result in a material change to our financial position. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

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

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are subject to income tax examination by tax authorities in our major tax jurisdictions as follows:

Tax Jurisdiction	Years Subject to Audit
U.S. federal	Subsequent to 1999
France	Subsequent to 2009
Germany	Subsequent to 2010
Brazil	Subsequent to 2009
United Kingdom	Subsequent to 2012
Italy	Subsequent to 2007

Note 13:    Commitments and Contingencies

Commitments
Operating lease rental expense for factories, service and distribution locations, offices, and equipment was as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Rental expense	$15,524	$19,178	$18,662

Future minimum lease payments at December 31, 2015, under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

Year Ending December 31,	Minimum Payments
(in thousands)
2016	$10,396
2017	8,600
2018	7,917
2019	5,402
2020	2,605
Beyond 2020	1,156
Future minimum lease payments	$36,076

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

Our available lines of credit, outstanding standby LOCs, and bonds are as follows:

	At December 31,
	2015	2014
	(in thousands)
Credit facilities(1)
Multicurrency revolving line of credit	$500,000	$660,000
Long-term borrowings	(151,837)	(91,469)
Standby LOCs issued and outstanding	(46,574)	(50,399)

Net available for additional borrowings under the multi-currency revolving line of credit	$301,589	$518,132
Net available for additional standby LOCs under sub-facility	253,426	449,601

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving line of credit	$97,989	$106,855
Standby LOCs issued and outstanding	(31,122)	(28,636)
Short-term borrowings(2)	(3,884)	(4,282)
Net available for additional borrowings and LOCs	$62,983	$73,937

Unsecured surety bonds in force	$87,558	$116,306

(1)	Refer to Note 7 for details regarding our secured credit facilities.

(2)	Short-term borrowings are included in “Other current liabilities” on the Consolidated Balance Sheets.

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

In 2010 and 2011, Transdata Incorporated (Transdata) filed lawsuits against four of our customers, CenterPoint Energy (CenterPoint), Tri-County Electric Cooperative, Inc. (Tri-County), San Diego Gas & Electric Company (San Diego), and Texas-New Mexico Power Company (TNMP), as well as several other utilities, alleging infringement of three patents owned by Transdata related to the use of an antenna in a meter. Pursuant to our contractual obligations with our customers, we agreed, subject to certain exceptions, to indemnify and defend them in these lawsuits. The complaints seek unspecified damages as well as injunctive relief. CenterPoint, Tri-County, San Diego, and TNMP have denied all of the substantive allegations and filed counterclaims seeking a declaratory judgment that the patents are invalid and not infringed. In December 2011, the Judicial Panel on Multi-District Litigation consolidated all of these cases in the Western District of Oklahoma for pretrial proceedings. On April 17, 2011, the Oklahoma court stayed the litigation pending the resolution of re-examination proceedings in the United States Patent and Trademark Office (U.S. PTO). The U.S. PTO issued re-examination certificates confirming the patentability of the original claims and allowing certain new claims added by Transdata. The parties conducted a claim construction hearing on February 5, 2013 on one claim term -- “electric meter circuitry.” After initially adopting the defendants' proposed construction of the term, the Court granted Transdata's motion for reconsideration by order of June 25, 2013 and has adopted Transdata's proposed construction. On October 1, 2013, the Court issued an order construing other claim terms. Fact discovery closed on June 29, 2014. Following expert reports and depositions, both sides filed various summary judgment motions. On August 28, 2015, the Court issued orders on the motions. Among other things, the Court granted Transdata’s motion for summary judgment that certain prior art did not invalidate the claims, denied CenterPoint’s and SDG&E’s motion for summary judgment that they did not infringe certain asserted claims, and granted defendants’ motion for summary judgment on the issue of willfulness. The cases were then remanded back to the originating courts --the United States District Court for the Eastern District of Texas and the United States District Court for the Southern District of California for trial. The U.S. PTO also instituted additional re-examinations in May 2014 on all three patents but issued Notices of Intent to Issue Re-examination Certificates confirming the patentability of the challenged claims. Petitions for inter partes review, which is a procedure conducted by the Patent Trial and Appeal Board (the PTAB) of the U.S. PTO in which a party can challenge the validity of a patent, were also filed by General Electric (GE), but the PTAB found the petitions were untimely because, under the PTAB's analysis, GE was in privity with a defendant in the pending litigation (and thus was required to file within one year of the beginning of the litigation). Tri-County Electric and Texas-New Mexico Power were dismissed as a result of a settlement involving General Electric meters, leaving CenterPoint and SDG&E as the two remaining customer defendants. CenterPoint is scheduled to go to a jury trial on July 18, 2016. The SDG&E case has been stayed pending resolution of the CenterPoint trial.

In addition, Transdata filed a complaint in the Eastern District of Texas on September 13, 2015 asserting that Itron infringes the three patents in the litigation above. The complaint seeks unspecified damages and injunctive relief. Itron has answered the Complaint, and denied that it is infringing any valid claims. That case has also been stayed pending resolution of the CenterPoint trial.

We do not believe these matters will have a material adverse effect on our business or financial condition, although an unfavorable outcome could have a material adverse effect on our results of operations for the period in which such loss is recognized. We have reserved an amount we believe is appropriate to cover the anticipated costs related to the resolution of these matters.

In Brazil, the Conselha Administravo de Defensa Economica commenced an investigation of water meter suppliers, including a subsidiary of the Company, to determine whether such suppliers participated in agreements or concerted practices to coordinate their commercial policy in Brazil. Although the Company is unable to determine the final amount of any fine at this time, we believe that we have made adequate provisions based on information available to us. Consequently, we do not believe that the actual fine and ultimate outcome of this matter will have a material adverse effect on our operations or financial condition.

Itron and its subsidiaries are parties to various employment-related proceedings in jurisdictions where it does business. None of the proceedings are individually material to Itron, and we believe that we have made adequate provision such that the ultimate disposition of the proceedings will not materially affect Itron's business or financial condition.

Warranty
A summary of the warranty accrual account activity is as follows:

	Year Ended December 31,
	2015	2014
	(in thousands)
Beginning balance	$36,548	$46,160
New product warranties	8,380	6,441
Other changes/adjustments to warranties	37,604	2,797
Claims activity	(25,955)	(16,568)
Effect of change in exchange rates	(2,065)	(2,282)
Ending balance	54,512	36,548
Less: current portion of warranty	36,927	21,145
Long-term warranty	$17,585	$15,403

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to extended warranty contracts, and other changes and adjustments to warranties. Warranty expense is as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Total warranty expense	$45,984	$9,238	$16,910

Warranty expense increased $36.7 million during the year ended December 31, 2015 compared with the prior year primarily due to special warranty provisions. During the second quarter of 2015, we concluded it was necessary to issue a product replacement notification to customers of our Water segment who had purchased certain communication modules manufactured between July 2013 and December 2014. We determined that a component of the modules was failing prematurely. The charge recorded for this matter during the year ended December 31, 2015 was $29.4 million.

Extended Warranty
A summary of changes to unearned revenue for extended warranty contracts is as follows:

	Year Ended December 31,
	2015	2014
	(in thousands)
Beginning balance	$34,138	$33,528
Unearned revenue for new extended warranties	2,792	3,529
Unearned revenue recognized	(2,832)	(2,655)
Effect of change in exchange rates	(444)	(264)
Ending balance	33,654	34,138
Less: current portion of unearned revenue for extended warranty	3,565	2,759
Long-term unearned revenue for extended warranty within Other long-term obligations	$30,089	$31,379

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

Plan costs were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Plan costs	$25,355	$23,206	$22,324

IBNR accrual, which is included in wages and benefits payable, was as follows:

	At December 31,
	2015	2014
	(in thousands)
IBNR accrual	$2,051	$1,924

Our IBNR accrual and expenses may fluctuate due to the number of plan participants, claims activity, and deductible limits. For our employees located outside of the United States, health benefits are provided primarily through governmental social plans, which are funded through employee and employer tax withholdings.
Note 14:     Restructuring

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

We began implementing these projects in the fourth quarter of 2014, and we expect to substantially complete these projects by the fourth quarter of 2016. During the year ended December 31, 2015, the total expected restructuring costs decreased by approximately $15.1 million. This includes $12.2 million in restructuring severance expense release, recognized in the year ended December 31, 2015, resulting from employees, originally identified to be terminated, voluntarily resigning or filling vacant positions in different departments or locations, as well as the result of employee negotiations and the need to keep additional employees to meet revised forecasted demand on certain projects. In addition, we are expecting lower future legal costs associated with the termination of employees in certain locations. The favorable change in the translation impact of foreign exchange rates also lowered the expected remaining costs to be recognized. Certain aspects of the projects are subject to a variety of labor and employment laws, rules, and regulations, which could result in a delay in completing the projects at some locations.

The total expected restructuring costs, the restructuring costs recognized in prior periods, the restructuring costs recognized during the year, and the remaining expected restructuring costs are as follows:

	Total Expected Costs at December 31, 2015	Costs Recognized in Prior Periods	Costs Recognized During the Year Ended December 31, 2015	Remaining Costs to be Recognized at December 31, 2015
	(in thousands)
Employee severance costs	$34,373	$46,524	$(12,151)	$—
Asset impairments & net loss on sale or disposal	8,880	7,904	976	—
Other restructuring costs	6,983	17	3,912	3,054
Total	$50,236	$54,445	$(7,263)	$3,054

Segments:
Electricity	$24,615	$28,996	$(7,253)	$2,872
Gas	11,936	12,142	(287)	81
Water	1,953	1,162	778	13
Corporate unallocated	11,732	12,145	(501)	88
Total	$50,236	$54,445	$(7,263)	$3,054

Asset impairments are determined at the asset group level. Assets held for sale are classified within other current assets and are reported at the lower of the carrying amount or the fair value, less costs to sell, and are no longer depreciated or amortized.

Other restructuring costs include expenses for employee relocation, professional fees associated with employee severance, and costs to exit the facilities once the operations in those facilities have ceased. Costs associated with restructuring activities are generally presented in the Consolidated Statements of Operations as restructuring, except for certain costs associated with inventory write-downs, which are classified within cost of revenues, and accelerated depreciation expense, which is recognized according to the use of the asset. During 2015, our restructuring activities related to the closure of certain facilities resulted in approximately $1.1 million of inventory write-downs.

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

The following table summarizes the activity within the restructuring related balance sheet accounts, for the 2014 and 2013 Projects:

	Accrued Employee Severance	Asset Impairments & Net Loss on Sale or Disposal	Other Accrued Costs	Total
	(in thousands)
Beginning balance, January 1, 2015	$58,403	$—	$3,526	$61,929
Costs incurred (released) and charged to expense	(12,151)	976	3,912	(7,263)
Cash payments	(14,570)	—	(4,194)	(18,764)
Non-cash items	—	(976)	—	(976)
Effect of change in exchange rates	(5,149)	—	(196)	(5,345)
Ending balance, December 31, 2015	$26,533	$—	$3,048	$29,581

The current portions of the restructuring related liability balances were $25.2 million and $48.5 million as of December 31, 2015 and 2014, respectively. The current portion of the liability is classified within “Other current liabilities” on the Consolidated Balance Sheets. The long-term portions of the restructuring related liability related balances were $4.4 million and $13.5 million as of December 31, 2015 and 2014, respectively. The long-term portion of the restructuring liability is classified within “Other long-term obligations” on the Consolidated Balance Sheets.

The following table includes long-lived assets held and used that were measured at fair value on a nonrecurring basis as of December 31, 2015 and 2014, and the related recognized losses for the years ended December 31, 2015 and 2014:

	Net Carrying Value	Fair Value Measurement (Level 3)	Total Loss Recognized
	(in thousands)
2015
Long-lived assets held and used	$—	$—	$—

2014
Long-lived assets held and used	$1,930	$1,930	$7,952

The fair values of the asset group included in long-lived assets held and used were determined based primarily on their appraised fair value.
Note 15:     Shareholders’ Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock will be entitled to be paid a preferential amount per share to be determined by our Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at December 31, 2015, 2014, and 2013.

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

On February 19, 2015, our Board authorized a new repurchase program of up to $50 million of our common stock over a 12-month period, beginning February 19, 2015. From February 19, 2015 through December 31, 2015, we repurchased 743,444 shares of our common stock, totaling $25.0 million. This program expired on February 19, 2016 with no share repurchases made subsequent to December 31, 2015.
Other Comprehensive Income (Loss)
Other comprehensive income (loss) is reflected as a net increase (decrease) to shareholders’ equity and is not reflected in our results of operations. The changes in the components of accumulated other comprehensive income (loss), net of tax, were as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Plan Benefit Liability Adjustments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balances at January 1, 2013	$(3,722)	$(1,689)	$(14,380)	$(15,002)	$(34,793)
OCI before reclassifications	7,939	2	—	3,738	11,679
Amounts reclassified from AOCI	—	431	—	1,379	1,810
Current period other comprehensive income (loss)	7,939	433	—	5,117	13,489
Balances at December 31, 2013	$4,217	$(1,256)	$(14,380)	$(9,885)	$(21,304)
OCI before reclassifications	(89,297)	(566)	—	(25,702)	(115,565)
Amounts reclassified from AOCI	—	1,054	—	755	1,809
Current period other comprehensive income (loss)	(89,297)	488	—	(24,947)	(113,756)
Balances at December 31, 2014	$(85,080)	$(768)	$(14,380)	$(34,832)	$(135,060)
OCI before reclassifications	(73,891)	76	—	4,570	(69,245)
Amounts reclassified from AOCI	962	1,010	—	1,726	3,698
Current period other comprehensive income (loss)	(72,929)	1,086	—	6,296	(65,547)
Balances at December 31, 2015	$(158,009)	$318	$(14,380)	$(28,536)	$(200,607)

The before-tax amount, income tax (provision) benefit, and net-of-tax amount related to each component of other comprehensive income (loss) during the reporting periods were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Before-tax amount
Foreign currency translation adjustment	$(74,219)	$(89,329)	$8,953
Foreign currency translation adjustment reclassified into net income on disposal	962	—	—
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	123	(915)	(3)
Net hedging (gain) loss reclassified into net income (loss)	1,639	1,704	697
Pension plan benefits liability adjustment	8,971	(25,270)	7,344
Total other comprehensive income (loss), before tax	(62,524)	(113,810)	16,991

Tax (provision) benefit
Foreign currency translation adjustment	328	32	(1,014)
Foreign currency translation adjustment reclassified into net income on disposal	—	—	—
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(47)	349	5
Net hedging (gain) loss reclassified into net income (loss)	(629)	(650)	(266)
Pension plan benefits liability adjustment	(2,675)	323	(2,227)
Total other comprehensive income (loss) tax (provision) benefit	(3,023)	54	(3,502)

Net-of-tax amount
Foreign currency translation adjustment	(73,891)	(89,297)	7,939
Foreign currency translation adjustment reclassified into net income on disposal	962	—	—
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	76	(566)	2
Net hedging (gain) loss reclassified into net income (loss)	1,010	1,054	431
Pension plan benefits liability adjustment	6,296	(24,947)	5,117
Total other comprehensive income (loss), net of tax	$(65,547)	$(113,756)	$13,489

Details about the AOCI components reclassified to the Consolidated Statements of Operations during the reporting periods are as follows:

	Amount Reclassified from AOCI(1)
	Year Ended December 31,			Affected Line Item in the Income Statement
	2015	2014	2013
	(in thousands)
Amortization of defined benefit pension items
Prior-service costs	$(59)	$(138)	$(70)	(2)
Actuarial losses	(1,979)	(572)	(926)	(2)
Loss on settlement	(375)	(55)	(325)	(2)
Other	(46)	—	(658)	(2)
Total, before tax	(2,459)	(765)	(1,979)	Income before income taxes
Tax benefit	733	10	600	Income tax provision
Total, net of tax	(1,726)	(755)	(1,379)	Net income

Total reclassifications for the period, net of tax	$(1,726)	$(755)	$(1,379)	Net income

(1)	Amounts in parenthesis indicate debits to the Consolidated Statements of Operations.

(2)	These AOCI components are included in the computation of net periodic pension cost. Refer to Note 8 for additional details.

Reclassification of amounts related to foreign currency translation adjustment relate to the sale of a small subsidiary and are included in restructuring expense in the Consolidated Statements of Operations for the years ended December 31 2015, 2014, and 2013.

Refer to Note 8 for additional details related to derivative activities that resulted in reclassification of AOCI to the Consolidated Statements of Operations.

Note 16:    Fair Values of Financial Instruments

The fair values at December 31, 2015 and 2014 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Assets
Cash and cash equivalents	$131,018	$131,018	$112,371	$112,371
Foreign exchange forwards	27	27	107	107
Interest rate swaps	1,632	1,632	75	75
Interest rate caps	1,423	1,423	—	—

Liabilities
Credit facility
USD denominated term loan	$219,375	$217,830	$232,500	$231,645
Multicurrency revolving line of credit	151,837	150,570	91,469	91,124
Interest rate swaps	868	868	1,317	1,317
Foreign exchange forwards	99	99	236	236

The following methods and assumptions were used in estimating fair values:
Cash and cash equivalents: Due to the liquid nature of these instruments, the carrying value approximates fair value (Level 1).

Credit Facility - term loan and multicurrency revolving line of credit: The term loan and revolver are not traded publicly. The fair values, which are determined based upon a hypothetical market participant, are calculated using a discounted cash flow model with Level 2 inputs, including estimates of incremental borrowing rates for debt with similar terms, maturities, and credit profiles. Refer to Note 7 for a further discussion of our debt.
Derivatives: See Note 8 for a description of our methods and assumptions in determining the fair value of our derivatives, which were determined using Level 2 inputs.
Note 17:    Segment Information

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

Revenues, gross profit, and operating income associated with our segments were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Revenues
Electricity	$820,306	$771,857	$825,391
Gas	543,805	599,091	570,450
Water	519,422	576,668	542,184
Total Company	$1,883,533	$1,947,616	$1,938,025

Gross profit
Electricity	$225,446	$200,249	$219,852
Gas	185,559	211,623	207,577
Water	145,680	202,178	187,339
Total Company	$556,685	$614,050	$614,768

Operating income (loss)
Electricity	$31,104	$(77,751)	$(237,279)
Gas	67,471	76,101	82,176
Water	19,864	71,356	62,015
Corporate unallocated	(65,593)	(69,226)	(46,775)
Total Company	52,846	480	(139,863)
Total other income (expense)	(15,744)	(18,745)	(13,537)
Income (loss) before income taxes	$37,102	$(18,265)	$(153,400)
During the second quarter of 2015, we concluded it was necessary to issue a product replacement notification to customers of our Water segment who had purchased certain communication modules manufactured between July 2013 and December 2014. We determined that a component of the modules was failing prematurely. This resulted in a decrease to gross profit of $29.4 million for the year ended December 31, 2015. After adjusting for the tax impact, this charge resulted in a decrease to basic and diluted earnings per share of $0.47 for the year ended December 31, 2015.

During 2014, in our Electricity segment, we revised our estimate of the cost to complete an OpenWay project in North America. This resulted in a decrease to gross profit of $15.9 million, which decreased basic and diluted earnings per share by $0.25 for the year ended December 31, 2014. We previously recorded additional costs on this contract in 2013, which decreased gross profit by $14.5 million and decreased basic and diluted earnings per share by $0.23 for the year ended December 31, 2013. The per share amounts are shown net of tax.

For the years ended December 31, 2015, 2014, and 2013, no single customer represented more than 10% of total Company or the Electricity, Gas or Water operating segment revenues.

Revenues by region were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
United States and Canada	$997,293	$875,796	$848,951
Europe, Middle East, and Africa (EMEA)	701,301	849,841	849,464
Other	184,939	221,979	239,610
Total Company	$1,883,533	$1,947,616	$1,938,025

Property, plant, and equipment, net, by geographic area were as follows:

	At December 31,
	2015	2014
	(in thousands)
United States	$72,179	$76,130
Outside United States	118,077	131,022
Total Company	$190,256	$207,152

Depreciation and amortization expense associated with our segments was as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Electricity	$35,896	$47,889	$46,510
Gas	20,288	25,706	27,671
Water	19,459	24,257	24,818
Corporate Unallocated	350	287	247
Total Company	$75,993	$98,139	$99,246

Note 18: Quarterly Results (Unaudited)
As discussed in greater detail in Note 2 - Revision of Prior Period Financial Statements, we revised our previously issued condensed consolidated financial information for the first three quarters of fiscal 2015 and each of the quarterly periods in the year ended December 31, 2014. The revision resulted from a correction of certain errors relating to timing of revenue and cost recognition associated with contracts involving certain software products that we were unable to demonstrate VSOE of fair value for certain undelivered elements and the determination of whether software was essential to the functionality of certain hardware and certain other errors that were considered immaterial but have now been reflected in the quarterly results.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share data)
2015
Statement of operations data (unaudited):
Revenues	$446,746	$470,811	$469,528	$496,448	$1,883,533
Gross profit	138,422	118,554	147,290	152,419	556,685
Net income (loss) attributable to Itron, Inc.	5,398	(14,346)	12,640	8,986	12,678

Earnings (loss) per common share - Basic(1)	$0.14	$(0.37)	$0.33	$0.23	$0.33
Earnings (loss) per common share - Diluted(1)	$0.14	$(0.37)	$0.33	$0.23	$0.33

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
	(in thousands, except per share data)
2014
Statement of operations data (unaudited):
Revenues	$472,429	$482,314	$482,352	$510,521	$1,947,616
Gross profit	152,823	160,687	145,299	155,241	614,050
Net income (loss) attributable to Itron, Inc.	(1,050)	20,836	3,585	(47,041)	(23,670)

Earnings (loss) per common share - Basic(1)	$(0.03)	$0.53	$0.09	$(1.21)	$(0.60)
Earnings (loss) per common share - Diluted(1)	$(0.03)	$0.53	$0.09	$(1.21)	$(0.60)

(1)
The sum of the quarterly earnings per share data presented in the table may not equal the annual results due to rounding and the impact of dilutive securities on the annual versus the quarterly earnings per share calculations.

For the year ended December 31, 2015, management concluded earnings fell below the threshold at which incentive compensation was appropriate. As a result, $13.3 million of previously accrued compensation expense was reversed in the fourth quarter of 2015.

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

In 2014, restructuring projects were approved to increase efficiency and lower our cost of manufacturing, for which we incurred costs of $54.4 million in the fourth quarter of 2014.

The following tables present the effects of the adjustments made to our previously reported unaudited quarterly financial information for the first three quarters of the years ended December 31, 2015 and 2014:

Statement of operations data (unaudited):	Three Months Ended March 31, 2015
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share data)
Revenues	$448,247	$(1,501)	$446,746
Cost of revenues	310,048	(1,724)	308,324
Gross profit	138,199	223	138,422

Operating expenses
Sales and marketing	41,027	—	41,027
Product development	41,522	—	41,522
General and administrative	39,585	—	39,585
Amortization of business acquisition-related intangible assets	7,973	—	7,973
Restructuring expense	(5,447)	266	(5,181)
Goodwill impairment	—	—	—
Total operating expenses	124,660	266	124,926

Operating income (loss)	13,539	(43)	13,496
Other income (expense)
Interest income	47	1	48
Interest expense	(2,682)	—	(2,682)
Other income (expense), net	24	(3)	21
Total other income (expense)	(2,611)	(2)	(2,613)

Income (loss) before income taxes	10,928	(45)	10,883
Income tax (provision) benefit	(5,563)	533	(5,030)
Net income (loss)	5,365	488	5,853
Net income attributable to noncontrolling interests	455	—	455
Net income (loss) attributable to Itron, Inc.	$4,910	$488	$5,398

Earnings (loss) per common share - Basic	$0.13	$0.01	$0.14
Earnings (loss) per common share - Diluted	$0.13	$0.01	$0.14

Weighted average common shares outstanding - Basic	38,442	—	38,442
Weighted average common shares outstanding - Diluted	38,758	—	38,758

Statement of operations data (unaudited):	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share data)
Revenues	$470,103	$708	$470,811	$918,350	$(793)	$917,557
Cost of revenues	351,532	725	352,257	661,580	(999)	660,581
Gross profit	118,571	(17)	118,554	256,770	206	256,976

Operating expenses
Sales and marketing	43,058	—	43,058	84,085	—	84,085
Product development	43,318	—	43,318	84,840	—	84,840
General and administrative	32,492	—	32,492	72,077	—	72,077
Amortization of business acquisition-related intangible assets	7,888	—	7,888	15,861	—	15,861
Restructuring expense	(4,234)	—	(4,234)	(9,681)	266	(9,415)
Goodwill impairment	—	—	—	—	—	—
Total operating expenses	122,522	—	122,522	247,182	266	247,448

Operating income (loss)	(3,951)	(17)	(3,968)	9,588	(60)	9,528
Other income (expense)
Interest income	213	(1)	212	260	—	260
Interest expense	(3,855)	—	(3,855)	(6,537)	—	(6,537)
Other income (expense), net	(1,907)	2	(1,905)	(1,883)	(1)	(1,884)
Total other income (expense)	(5,549)	1	(5,548)	(8,160)	(1)	(8,161)

Income (loss) before income taxes	(9,500)	(16)	(9,516)	1,428	(61)	1,367
Income tax (provision) benefit	(3,966)	(132)	(4,098)	(9,529)	401	(9,128)
Net income (loss)	(13,466)	(148)	(13,614)	(8,101)	340	(7,761)
Net income attributable to noncontrolling interests	732	—	732	1,187	—	1,187
Net income (loss) attributable to Itron, Inc.	$(14,198)	$(148)	$(14,346)	$(9,288)	$340	$(8,948)

Earnings (loss) per common share - Basic	$(0.37)	$—	$(0.37)	$(0.24)	$0.01	$(0.23)
Earnings (loss) per common share - Diluted	$(0.37)	$—	$(0.37)	$(0.24)	$0.01	$(0.23)

Weighted average common shares outstanding - Basic	38,434	—	38,434	38,438	—	38,438
Weighted average common shares outstanding - Diluted	38,434	—	38,434	38,438	—	38,438

Statement of operations data (unaudited):	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share data)
Revenues	$469,092	$436	$469,528	$1,387,442	$(357)	$1,387,085
Cost of revenues	322,126	112	322,238	983,706	(887)	982,819
Gross profit	146,966	324	147,290	403,736	530	404,266

Operating expenses
Sales and marketing	39,217	—	39,217	123,302	—	123,302
Product development	41,559	—	41,559	126,399	—	126,399
General and administrative	31,118	—	31,118	103,195	—	103,195
Amortization of business acquisition-related intangible assets	7,869	—	7,869	23,730	—	23,730
Restructuring expense	(5)	592	587	(9,686)	858	(8,828)
Goodwill impairment	—	—	—	—	—	—
Total operating expenses	119,758	592	120,350	366,940	858	367,798

Operating income (loss)	27,208	(268)	26,940	36,796	(328)	36,468
Other income (expense)
Interest income	180	—	180	440	—	440
Interest expense	(2,799)	—	(2,799)	(9,336)	—	(9,336)
Other income (expense), net	(1,120)	1	(1,119)	(3,003)	—	(3,003)
Total other income (expense)	(3,739)	1	(3,738)	(11,899)	—	(11,899)

Income (loss) before income taxes	23,469	(267)	23,202	24,897	(328)	24,569
Income tax (provision) benefit	(10,144)	212	(9,932)	(19,673)	613	(19,060)
Net income (loss)	13,325	(55)	13,270	5,224	285	5,509
Net income attributable to noncontrolling interests	630	—	630	1,817	—	1,817
Net income (loss) attributable to Itron, Inc.	$12,695	$(55)	$12,640	$3,407	$285	$3,692

Earnings (loss) per common share - Basic	$0.33	$—	$0.33	$0.09	$0.01	$0.10
Earnings (loss) per common share - Diluted	$0.33	$—	$0.33	$0.09	$0.01	$0.10

Weighted average common shares outstanding - Basic	38,114	—	38,114	38,329	—	38,329
Weighted average common shares outstanding - Diluted	38,358	—	38,358	38,591	—	38,591

Statement of operations data (unaudited):	Three Months Ended March 31, 2014
	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share data)
Revenues	$474,795	$(2,366)	$472,429
Cost of revenues	320,260	(654)	319,606
Gross profit	154,535	(1,712)	152,823

Operating expenses
Sales and marketing	47,609	(2,000)	45,609
Product development	44,409	25	44,434
General and administrative	40,407	(543)	39,864
Amortization of business acquisition-related intangible assets	11,070	—	11,070
Restructuring expense	5,524	859	6,383
Goodwill impairment	977	(977)	—
Total operating expenses	149,996	(2,636)	147,360

Operating income (loss)	4,539	924	5,463
Other income (expense)
Interest income	97	—	97
Interest expense	(2,909)	(1)	(2,910)
Other income (expense), net	(2,498)	(5)	(2,503)
Total other income (expense)	(5,310)	(6)	(5,316)

Income (loss) before income taxes	(771)	918	147
Income tax (provision) benefit	653	(1,714)	(1,061)
Net income (loss)	(118)	(796)	(914)
Net income attributable to noncontrolling interests	136	—	136
Net income (loss) attributable to Itron, Inc.	$(254)	$(796)	$(1,050)

Earnings (loss) per common share - Basic	$(0.01)	$(0.02)	$(0.03)
Earnings (loss) per common share - Diluted	$(0.01)	$(0.02)	$(0.03)

Weighted average common shares outstanding - Basic	39,235	—	39,235
Weighted average common shares outstanding - Diluted	39,235	—	39,235

Statement of operations data (unaudited):	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share data)
Revenues	$489,353	$(7,039)	$482,314	$964,148	$(9,405)	$954,743
Cost of revenues	326,312	(4,685)	321,627	646,572	(5,339)	641,233
Gross profit	163,041	(2,354)	160,687	317,576	(4,066)	313,510

Operating expenses
Sales and marketing	46,119	(748)	45,371	93,728	(2,748)	90,980
Product development	43,999	(41)	43,958	88,408	(16)	88,392
General and administrative	37,680	349	38,029	78,087	(194)	77,893
Amortization of business acquisition-related intangible assets	11,109	—	11,109	22,179	—	22,179
Restructuring expense	(7,793)	(864)	(8,657)	(2,269)	(5)	(2,274)
Goodwill impairment	—	—	—	977	(977)	—
Total operating expenses	131,114	(1,304)	129,810	281,110	(3,940)	277,170

Operating income (loss)	31,927	(1,050)	30,877	36,466	(126)	36,340
Other income (expense)
Interest income	53	—	53	150	—	150
Interest expense	(2,913)	1	(2,912)	(5,822)	—	(5,822)
Other income (expense), net	(1,375)	1	(1,374)	(3,873)	(4)	(3,877)
Total other income (expense)	(4,235)	2	(4,233)	(9,545)	(4)	(9,549)

Income (loss) before income taxes	27,692	(1,048)	26,644	26,921	(130)	26,791
Income tax (provision) benefit	(7,848)	2,625	(5,223)	(7,195)	911	(6,284)
Net income (loss)	19,844	1,577	21,421	19,726	781	20,507
Net income attributable to noncontrolling interests	585	—	585	721	—	721
Net income (loss) attributable to Itron, Inc.	$19,259	$1,577	$20,836	$19,005	$781	$19,786

Earnings (loss) per common share - Basic	$0.49	$0.04	$0.53	$0.48	$0.02	$0.50
Earnings (loss) per common share - Diluted	$0.49	$0.04	$0.53	$0.48	$0.02	$0.50

Weighted average common shares outstanding - Basic	39,356	—	39,356	39,296	—	39,296
Weighted average common shares outstanding - Diluted	39,544	—	39,544	39,528	—	39,528

Statement of operations data (unaudited):	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
	(in thousands, except per share data)
Revenues	$496,454	$(14,102)	$482,352	$1,460,602	$(23,507)	$1,437,095
Cost of revenues	345,692	(8,639)	337,053	992,264	(13,978)	978,286
Gross profit	150,762	(5,463)	145,299	468,338	(9,529)	458,809

Operating expenses
Sales and marketing	44,484	75	44,559	138,212	(2,673)	135,539
Product development	42,303	54	42,357	130,711	38	130,749
General and administrative	36,542	61	36,603	114,629	(133)	114,496
Amortization of business acquisition-related intangible assets	10,917	—	10,917	33,096	—	33,096
Restructuring expense	58	(1)	57	(2,211)	(6)	(2,217)
Goodwill impairment	—	—	—	977	(977)	—
Total operating expenses	134,304	189	134,493	415,414	(3,751)	411,663

Operating income (loss)	16,458	(5,652)	10,806	52,924	(5,778)	47,146
Other income (expense)
Interest income	163	—	163	313	—	313
Interest expense	(3,015)	—	(3,015)	(8,837)	—	(8,837)
Other income (expense), net	(1,569)	2	(1,567)	(5,442)	(2)	(5,444)
Total other income (expense)	(4,421)	2	(4,419)	(13,966)	(2)	(13,968)

Income (loss) before income taxes	12,037	(5,650)	6,387	38,958	(5,780)	33,178
Income tax (provision) benefit	(4,484)	1,927	(2,557)	(11,679)	2,838	(8,841)
Net income (loss)	7,553	(3,723)	3,830	27,279	(2,942)	24,337
Net income attributable to noncontrolling interests	245	—	245	966	—	966
Net income (loss) attributable to Itron, Inc.	$7,308	$(3,723)	$3,585	$26,313	$(2,942)	$23,371

Earnings (loss) per common share - Basic	$0.19	$(0.10)	$0.09	$0.67	$(0.07)	$0.60
Earnings (loss) per common share - Diluted	$0.19	$(0.10)	$0.09	$0.67	$(0.08)	$0.59

Weighted average common shares outstanding - Basic	39,213	—	39,213	39,268	—	39,268
Weighted average common shares outstanding - Diluted	39,493	—	39,493	39,516	—	39,516

Statement of Comprehensive Income (loss) (unaudited):	Three Months Ended March 31, 2015
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Net income (loss)	$5,365	$488	$5,853

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(61,090)	771	(60,319)
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	(114)	—	(114)
Pension plan benefits liability adjustment	504	—	504
Total other comprehensive income (loss), net of tax	(60,700)	771	(59,929)

Total comprehensive income (loss), net of tax	(55,335)	1,259	(54,076)

Comprehensive income (loss) attributable to noncontrolling interest, net of tax	455	—	455

Comprehensive income (loss) attributable to Itron, Inc.	$(55,790)	$1,259	$(54,531)

Statement of Comprehensive Income (loss) (unaudited):	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
	(in thousands)			(in thousands)
Net income (loss)	$(13,466)	$(148)	$(13,614)	$(8,101)	$340	$(7,761)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	13,856	(99)	13,757	(47,234)	672	(46,562)
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	123	—	123	9	—	9
Pension plan benefits liability adjustment	493	—	493	997	—	997
Total other comprehensive income (loss), net of tax	14,472	(99)	14,373	(46,228)	672	(45,556)

Total comprehensive income (loss), net of tax	1,006	(247)	759	(54,329)	1,012	(53,317)

Comprehensive income (loss) attributable to noncontrolling interest, net of tax	732	—	732	1,187	—	1,187

Comprehensive income (loss) attributable to Itron, Inc.	$274	$(247)	$27	$(55,516)	$1,012	$(54,504)

Statement of Comprehensive Income (loss) (unaudited):	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
	(in thousands)			(in thousands)
Net income (loss)	$13,325	$(55)	$13,270	$5,224	$285	$5,509

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(15,738)	1,497	(14,241)	(62,972)	2,169	(60,803)
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	71	—	71	80	—	80
Pension plan benefits liability adjustment	866	—	866	1,863	—	1,863
Total other comprehensive income (loss), net of tax	(14,801)	1,497	(13,304)	(61,029)	2,169	(58,860)

Total comprehensive income (loss), net of tax	(1,476)	1,442	(34)	(55,805)	2,454	(53,351)

Comprehensive income (loss) attributable to noncontrolling interest, net of tax:	630	—	630	1,817	—	1,817

Comprehensive income (loss) attributable to Itron, Inc.	$(2,106)	$1,442	$(664)	$(57,622)	$2,454	$(55,168)

Statement of Comprehensive Income (loss) (unaudited):	Three Months Ended March 31, 2014
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Net income (loss)	$(118)	$(796)	$(914)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,374)	160	(3,214)
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	163	—	163
Pension plan benefits liability adjustment	97	—	97
Total other comprehensive income (loss), net of tax	(3,114)	160	(2,954)

Total comprehensive income (loss), net of tax	(3,232)	(636)	(3,868)

Comprehensive income (loss) attributable to noncontrolling interest, net of tax:	136	—	136

Comprehensive income (loss) attributable to Itron, Inc.	$(3,368)	$(636)	$(4,004)

Statement of Comprehensive Income (loss) (unauditied):	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
	(in thousands)			(in thousands)
Net income (loss)	$19,844	$1,577	$21,421	$19,726	$781	$20,507

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7,995)	9	(7,986)	(11,369)	169	(11,200)
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	(119)	—	(119)	44	—	44
Pension plan benefits liability adjustment	118	—	118	215	—	215
Total other comprehensive income (loss), net of tax	(7,996)	9	(7,987)	(11,110)	169	(10,941)

Total comprehensive income (loss), net of tax	11,848	1,586	13,434	8,616	950	9,566

Comprehensive income (loss) attributable to noncontrolling interest, net of tax:	585	—	585	721	—	721

Comprehensive income (loss) attributable to Itron, Inc.	$11,263	$1,586	$12,849	$7,895	$950	$8,845

Statement of Comprehensive Income (loss) (unaudited):	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	As Previously Reported	Adjustments	As Revised	As Previously Reported	Adjustments	As Revised
	(in thousands)			(in thousands)
Net income (loss)	$7,553	$(3,723)	$3,830	$27,279	$(2,942)	$24,337

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(49,391)	502	(48,889)	(60,760)	671	(60,089)
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	400	—	400	444	—	444
Pension plan benefits liability adjustment	98	—	98	313	—	313
Total other comprehensive income (loss), net of tax	(48,893)	502	(48,391)	(60,003)	671	(59,332)

Total comprehensive income (loss), net of tax	(41,340)	(3,221)	(44,561)	(32,724)	(2,271)	(34,995)

Comprehensive income (loss) attributable to noncontrolling interest, net of tax:	245	—	245	966	—	966

Comprehensive income (loss) attributable to Itron, Inc.	$(41,585)	$(3,221)	$(44,806)	$(33,690)	$(2,271)	$(35,961)

Balance Sheet data (unaudited):	March 31, 2015
	As Previously Reported	Adjustments	As Revised
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$118,084	$—	$118,084
Accounts receivable, net	324,706	—	324,706
Inventories	168,161	—	168,161
Deferred tax assets current, net	37,700	6,542	44,242
Other current assets	109,768	18,311	128,079
Total current assets	758,419	24,853	783,272

Property, plant, and equipment, net	192,781	(717)	192,064
Deferred tax assets noncurrent, net	76,479	(171)	76,308
Other long-term assets	26,390	20,973	47,363
Intangible assets, net	122,431	—	122,431
Goodwill	462,718	—	462,718
Total assets	$1,639,218	$44,938	$1,684,156

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$196,117	$2	$196,119
Other current liabilities	78,683	136	78,819
Wages and benefits payable	79,443	—	79,443
Taxes payable	18,740	—	18,740
Current portion of debt	30,000	—	30,000
Current portion of warranty	22,256	—	22,256
Unearned revenue	53,472	24,221	77,693
Total current liabilities	478,711	24,359	503,070

Long-term debt	331,310	—	331,310
Long-term warranty	14,809	—	14,809
Pension plan benefit liability	91,652	—	91,652
Deferred tax liabilities noncurrent, net	3,289	—	3,289
Other long-term obligations	72,550	35,259	107,809
Total liabilities	992,321	59,618	1,051,939

Commitments and contingencies

Equity
Preferred stock	—	—	—
Common stock	1,257,796	—	1,257,796
Accumulated other comprehensive loss, net	(197,214)	2,225	(194,989)
Accumulated deficit	(431,681)	(16,905)	(448,586)
Total Itron, Inc. shareholders' equity	628,901	(14,680)	614,221
Noncontrolling interests	17,996	—	17,996
Total equity	646,897	(14,680)	632,217
Total liabilities and equity	$1,639,218	$44,938	$1,684,156

Balance Sheet data (unaudited):	June 30, 2015
	As Previously Reported	Adjustments	As Revised
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$128,814	$—	$128,814
Accounts receivable, net	338,196	—	338,196
Inventories	195,394	—	195,394
Deferred tax assets current, net	38,121	6,596	44,717
Other current assets	111,248	17,050	128,298
Total current assets	811,773	23,646	835,419

Property, plant, and equipment, net	195,510	(754)	194,756
Deferred tax assets noncurrent, net	73,861	(350)	73,511
Other long-term assets	28,741	21,646	50,387
Intangible assets, net	117,136	—	117,136
Goodwill	471,648	—	471,648
Total assets	$1,698,669	$44,188	$1,742,857

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$226,512	$(1)	$226,511
Other current liabilities	60,634	129	60,763
Wages and benefits payable	84,944	—	84,944
Taxes payable	16,435	—	16,435
Current portion of debt	11,250	—	11,250
Current portion of warranty	35,589	—	35,589
Unearned revenue	50,255	24,269	74,524
Total current liabilities	485,619	24,397	510,016

Long-term debt	361,708	—	361,708
Long-term warranty	22,550	—	22,550
Pension plan benefit liability	93,918	—	93,918
Deferred tax liabilities noncurrent, net	3,247	—	3,247
Other long-term obligations	86,366	34,718	121,084
Total liabilities	1,053,408	59,115	1,112,523

Commitments and contingencies

Equity
Preferred stock	—	—	—
Common stock	1,255,154	—	1,255,154
Accumulated other comprehensive loss, net	(182,742)	2,126	(180,616)
Accumulated deficit	(445,879)	(17,053)	(462,932)
Total Itron, Inc. shareholders' equity	626,533	(14,927)	611,606
Noncontrolling interests	18,728	—	18,728
Total equity	645,261	(14,927)	630,334
Total liabilities and equity	$1,698,669	$44,188	$1,742,857

Balance Sheet data (unaudited):	September 30, 2015
	As Previously Reported	Adjustments	As Revised
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$109,458	$—	$109,458
Accounts receivable, net	340,423	—	340,423
Inventories	214,237	—	214,237
Deferred tax assets current, net	35,975	6,946	42,921
Other current assets	106,059	15,742	121,801
Total current assets	806,152	22,688	828,840

Property, plant, and equipment, net	190,295	404	190,699
Deferred tax assets noncurrent, net	59,830	67	59,897
Other long-term assets	27,192	21,052	48,244
Intangible assets, net	111,767	—	111,767
Goodwill	474,965	445	475,410
Total assets	$1,670,201	$44,656	$1,714,857

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$201,450	$(3)	$201,447
Other current liabilities	68,140	697	68,837
Wages and benefits payable	93,206	(314)	92,892
Taxes payable	13,210	—	13,210
Current portion of debt	11,250	—	11,250
Current portion of warranty	40,060	—	40,060
Unearned revenue	44,639	22,974	67,613
Total current liabilities	471,955	23,354	495,309

Long-term debt	369,457	—	369,457
Long-term warranty	14,684	—	14,684
Pension plan benefit liability	94,100	—	94,100
Deferred tax liabilities noncurrent, net	3,569	—	3,569
Other long-term obligations	81,628	34,787	116,415
Total liabilities	1,035,393	58,141	1,093,534

Commitments and contingencies

Equity
Preferred stock	—	—	—
Common stock	1,246,177	—	1,246,177
Accumulated other comprehensive loss, net	(197,543)	3,623	(193,920)
Accumulated deficit	(433,184)	(17,108)	(450,292)
Total Itron, Inc. shareholders' equity	615,450	(13,485)	601,965
Noncontrolling interests	19,358	—	19,358
Total equity	634,808	(13,485)	621,323
Total liabilities and equity	$1,670,201	$44,656	$1,714,857

Balance Sheet data (unaudited):	March 31, 2014
	As Previously Reported	Adjustments	As Revised
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$146,327	$—	$146,327
Accounts receivable, net	341,547	—	341,547
Inventories	192,573	(2,468)	190,105
Deferred tax assets current, net	36,995	4,771	41,766
Other current assets	104,967	11,696	116,663
Total current assets	822,409	13,999	836,408

Property, plant, and equipment, net	237,326	(1,281)	236,045
Deferred tax assets noncurrent, net	61,873	(2,777)	59,096
Other long-term assets	32,102	15,741	47,843
Intangible assets, net	184,052	—	184,052
Goodwill	546,437	—	546,437
Total assets	$1,884,199	$25,682	$1,909,881

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$210,675	$1	$210,676
Other current liabilities	75,969	1,073	77,042
Wages and benefits payable	89,129	514	89,643
Taxes payable	14,819	285	15,104
Current portion of debt	28,125	—	28,125
Current portion of warranty	21,989	—	21,989
Unearned revenue	53,457	10,082	63,539
Total current liabilities	494,163	11,955	506,118

Long-term debt	320,000	—	320,000
Long-term warranty	24,035	—	24,035
Pension plan benefit liability	89,498	—	89,498
Deferred tax liabilities noncurrent, net	6,123	—	6,123
Other long-term obligations	79,580	30,588	110,168
Total liabilities	1,013,399	42,543	1,055,942

Commitments and contingencies

Equity
Preferred stock	—	—	—
Common stock	1,291,690	—	1,291,690
Accumulated other comprehensive loss, net	(24,836)	578	(24,258)
Accumulated deficit	(413,925)	(17,439)	(431,364)
Total Itron, Inc. shareholders' equity	852,929	(16,861)	836,068
Noncontrolling interests	17,871	—	17,871
Total equity	870,800	(16,861)	853,939
Total liabilities and equity	$1,884,199	$25,682	$1,909,881

Balance Sheet data (unaudited):	June 30, 2014
	As Previously Reported	Adjustments	As Revised
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$114,780	$—	$114,780
Accounts receivable, net	369,473	(381)	369,092
Inventories	192,413	257	192,670
Deferred tax assets current, net	37,103	5,171	42,274
Other current assets	112,172	13,757	125,929
Total current assets	825,941	18,804	844,745

Property, plant, and equipment, net	234,840	(1,269)	233,571
Deferred tax assets noncurrent, net	64,641	(514)	64,127
Other long-term assets	31,862	16,132	47,994
Intangible assets, net	172,927	—	172,927
Goodwill	541,539	—	541,539
Total assets	$1,871,750	33,153	$1,904,903

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$209,080	$—	$209,080
Other current liabilities	69,064	—	69,064
Wages and benefits payable	93,069	(255)	92,814
Taxes payable	14,172	284	14,456
Current portion of debt	30,000	—	30,000
Current portion of warranty	23,689	—	23,689
Unearned revenue	53,487	14,557	68,044
Total current liabilities	492,561	14,586	507,147

Long-term debt	297,500	—	297,500
Long-term warranty	18,860	—	18,860
Pension plan benefit liability	87,988	—	87,988
Deferred tax liabilities noncurrent, net	6,297	—	6,297
Other long-term obligations	84,608	33,842	118,450
Total liabilities	987,814	48,428	1,036,242

Commitments and contingencies

Equity
Preferred stock	—	—	—
Common stock	1,293,548	—	1,293,548
Accumulated other comprehensive loss, net	(32,832)	587	(32,245)
Accumulated deficit	(394,666)	(15,862)	(410,528)
Total Itron, Inc. shareholders' equity	866,050	(15,275)	850,775
Noncontrolling interests	17,886	—	17,886
Total equity	883,936	(15,275)	868,661
Total liabilities and equity	$1,871,750	$33,153	$1,904,903

Balance Sheet data (unaudited):	September 30, 2014
	As Previously Reported	Adjustments	As Revised
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$122,475	$—	$122,475
Accounts receivable, net	342,480	—	342,480
Inventories	190,689	—	190,689
Deferred tax assets current, net	34,581	7,109	41,690
Other current assets	104,847	18,688	123,535
Total current assets	795,072	25,797	820,869

Property, plant, and equipment, net	222,354	(1,213)	221,141
Deferred tax assets noncurrent, net	67,826	(624)	67,202
Other long-term assets	31,604	19,583	51,187
Intangible assets, net	155,432	—	155,432
Goodwill	515,641	—	515,641
Total assets	$1,787,929	$43,543	$1,831,472

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$203,175	$(4)	$203,171
Other current liabilities	62,039	—	62,039
Wages and benefits payable	91,871	—	91,871
Taxes payable	18,491	270	18,761
Current portion of debt	30,000	—	30,000
Current portion of warranty	22,283	—	22,283
Unearned revenue	47,316	24,048	71,364
Total current liabilities	475,175	24,314	499,489

Long-term debt	280,000	—	280,000
Long-term warranty	18,071	—	18,071
Pension plan benefit liability	82,529	—	82,529
Deferred tax liabilities noncurrent, net	7,220	—	7,220
Other long-term obligations	87,927	37,122	125,049
Total liabilities	950,922	61,436	1,012,358

Commitments and contingencies

Equity
Preferred stock	—	—	—
Common stock	1,287,959	603	1,288,562
Accumulated other comprehensive loss, net	(81,725)	1,089	(80,636)
Accumulated deficit	(387,358)	(19,585)	(406,943)
Total Itron, Inc. shareholders' equity	818,876	(17,893)	800,983
Noncontrolling interests	18,131	—	18,131
Total equity	837,007	(17,893)	819,114
Total liabilities and equity	$1,787,929	$43,543	$1,831,472

Statement of cash flows data (unaudited):	Three Months Ended March 31, 2015
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Operating activities
Net income (loss)	$5,365	$488	$5,853
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	19,339	16	19,355
Stock-based compensation	4,108	—	4,108
Amortization of prepaid debt fees	390	—	390
Deferred taxes, net	(4,790)	(142)	(4,932)
Goodwill impairment	—	—	—
Restructuring expense, non-cash	267	(377)	(110)
Other adjustments, net	337	—	337
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	2,028	(1,791)	237
Inventories	(23,480)	(252)	(23,732)
Other current assets	(9,395)	1,507	(7,888)
Other long-term assets	(54)	(3,027)	(3,081)
Accounts payable, other current liabilities, and taxes payable	3,774	(14)	3,760
Wages and benefits payable	(10,343)	430	(9,913)
Unearned revenue	11,032	3,550	14,582
Warranty	2,457	(73)	2,384
Other operating, net	(4,990)	(315)	(5,305)
Net cash provided by operating activities	(3,955)	—	(3,955)

Investing activities
Acquisitions of property, plant, and equipment	(9,472)	—	(9,472)
Business acquisitions, net of cash and cash equivalents acquired	—	—	—
Other investing, net	(118)	—	(118)
Net cash used in investing activities	(9,590)	—	(9,590)

Financing activities
Proceeds from borrowings	63,000	—	63,000
Payments on debt	(22,373)	—	(22,373)
Issuance of common stock	451	—	451
Repurchase of common stock	(16,341)	—	(16,341)
Other financing, net	1,186	—	1,186
Net cash used in financing activities	25,923	—	25,923

Effect of foreign exchange rate changes on cash and cash equivalents	(6,665)	—	(6,665)
Increase (decrease) in cash and cash equivalents	5,713	—	5,713
Cash and cash equivalents at beginning of period	112,371	—	112,371
Cash and cash equivalents at end of period	$118,084	$—	$118,084

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$19,245	$—	$19,245
Interest, net of amounts capitalized	2,265	—	2,265

Statement of cash flows data (unaudited):	Six Months Ended June 30, 2015
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Operating activities
Net income (loss)	$(8,101)	$340	$(7,761)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	38,760	32	38,792
Stock-based compensation	7,997	—	7,997
Amortization of prepaid debt fees	1,579	—	1,579
Deferred taxes, net	1,901	(16)	1,885
Goodwill impairment	—	—	—
Restructuring expense, non-cash	267	(377)	(110)
Other adjustments, net	919	—	919
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(6,849)	(1,792)	(8,641)
Inventories	(49,677)	(251)	(49,928)
Other current assets	(9,043)	2,789	(6,254)
Other long-term assets	406	(3,591)	(3,185)
Accounts payable, other current liabilities, and taxes payable	23,990	(25)	23,965
Wages and benefits payable	(6,276)	430	(5,846)
Unearned revenue	7,807	2,842	10,649
Warranty	23,119	(73)	23,046
Other operating, net	(9,232)	(308)	(9,540)
Net cash provided by operating activities	17,567	—	17,567

Investing activities
Acquisitions of property, plant, and equipment	(20,992)	—	(20,992)
Business acquisitions, net of cash and cash equivalents acquired	—	—	—
Other investing, net	693	—	693
Net cash used in investing activities	(20,299)	—	(20,299)

Financing activities
Proceeds from borrowings	74,183	—	74,183
Payments on debt	(22,373)	—	(22,373)
Issuance of common stock	1,864	—	1,864
Repurchase of common stock	(23,185)	—	(23,185)
Other financing, net	(3,942)	—	(3,942)
Net cash used in financing activities	26,547	—	26,547

Effect of foreign exchange rate changes on cash and cash equivalents	(7,372)	—	(7,372)
Increase (decrease) in cash and cash equivalents	16,443	—	16,443
Cash and cash equivalents at beginning of period	112,371	—	112,371
Cash and cash equivalents at end of period	$128,814	$—	$128,814

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$21,233	$—	$21,233
Interest, net of amounts capitalized	4,998	—	4,998

Statement of cash flows data (unaudited):	Nine Months Ended September 30, 2015
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Operating activities
Net income (loss)	$5,224	$285	$5,509
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	58,514	(724)	57,790
Stock-based compensation	10,879	—	10,879
Amortization of prepaid debt fees	1,851	—	1,851
Deferred taxes, net	14,926	(182)	14,744
Goodwill impairment	—	—	—
Restructuring expense, non-cash	1,395	(377)	1,018
Other adjustments, net	1,877	—	1,877
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(12,401)	(1,792)	(14,193)
Inventories	(73,212)	(252)	(73,464)
Other current assets	(4,696)	3,698	(998)
Other long-term assets	605	(3,134)	(2,529)
Accounts payable, other current liabilities, and taxes payable	(11,666)	547	(11,119)
Wages and benefits payable	4,110	(323)	3,787
Unearned revenue	4,128	2,408	6,536
Warranty	20,280	(73)	20,207
Other operating, net	(1,660)	(81)	(1,741)
Net cash provided by operating activities	20,154	—	20,154

Investing activities
Acquisitions of property, plant, and equipment	(33,324)	—	(33,324)
Business acquisitions, net of cash and cash equivalents acquired	(5,754)	—	(5,754)
Other investing, net	545	—	545
Net cash used in investing activities	(38,533)	—	(38,533)

Financing activities
Proceeds from borrowings	89,709	—	89,709
Payments on debt	(30,186)	—	(30,186)
Issuance of common stock	2,229	—	2,229
Repurchase of common stock	(35,278)	—	(35,278)
Other financing, net	1,881	—	1,881
Net cash used in financing activities	28,355	—	28,355

Effect of foreign exchange rate changes on cash and cash equivalents	(12,889)	—	(12,889)
Increase (decrease) in cash and cash equivalents	(2,913)	—	(2,913)
Cash and cash equivalents at beginning of period	112,371	—	112,371
Cash and cash equivalents at end of period	$109,458	$—	$109,458

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$22,578	$—	$22,578
Interest, net of amounts capitalized	7,549	—	7,549

Statement of cash flows data (unaudited):	Three Months Ended March 31, 2014
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Operating activities
Net income (loss)	$(118)	$(796)	$(914)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,592	(405)	25,187
Stock-based compensation	4,584	—	4,584
Amortization of prepaid debt fees	404	—	404
Deferred taxes, net	(3,915)	1,212	(2,703)
Goodwill impairment	977	(977)	—
Restructuring expense, non-cash	—	—	—
Other adjustments, net	32	—	32
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	15,392	(206)	15,186
Inventories	(15,827)	3,378	(12,449)
Other current assets	(1,547)	7,385	5,838
Other long-term assets	892	(10,338)	(9,446)
Accounts payable, other current liabilities, and taxes payable	25,303	1,501	26,804
Wages and benefits payable	272	(2,364)	(2,092)
Unearned revenue	16,441	2,776	19,217
Warranty	675	(1,017)	(342)
Other operating, net	(2,396)	(149)	(2,545)
Net cash provided by operating activities	66,761	—	66,761

Investing activities
Acquisitions of property, plant, and equipment	(8,564)	—	(8,564)
Business acquisitions, net of cash and cash equivalents acquired	—	—	—
Other investing, net	167	—	167
Net cash used in investing activities	(8,397)	—	(8,397)

Financing activities
Proceeds from borrowings	—	—	—
Payments on debt	(30,625)	—	(30,625)
Issuance of common stock	310	—	310
Repurchase of common stock	(2,948)	—	(2,948)
Other financing, net	(2,244)	—	(2,244)
Net cash used in financing activities	(35,507)	—	(35,507)

Effect of foreign exchange rate changes on cash and cash equivalents	(1,335)	—	(1,335)
Increase (decrease) in cash and cash equivalents	21,522	—	21,522
Cash and cash equivalents at beginning of period	124,805	—	124,805
Cash and cash equivalents at end of period	$146,327	$—	$146,327

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$(891)	$—	$(891)
Interest, net of amounts capitalized	2,460	—	2,460

Statement of cash flows data (unaudited):	Six Months Ended June 30, 2014
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Operating activities
Net income (loss)	$19,726	$781	$20,507
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	50,606	(405)	50,201
Stock-based compensation	9,454	—	9,454
Amortization of prepaid debt fees	808	—	808
Deferred taxes, net	(8,046)	(1,453)	(9,499)
Goodwill impairment	977	(977)	—
Restructuring expense, non-cash	—	—	—
Other adjustments, net	85	—	85
Changes in operating assets and liabilities, net of acquisition:		—
Accounts receivable	(14,712)	172	(14,540)
Inventories	(16,801)	656	(16,145)
Other current assets	(9,103)	5,335	(3,768)
Other long-term assets	312	(10,478)	(10,166)
Accounts payable, other current liabilities, and taxes payable	12,360	437	12,797
Wages and benefits payable	4,473	(3,117)	1,356
Unearned revenue	16,560	9,439	25,999
Warranty	(2,864)	(1,017)	(3,881)
Other operating, net	3,356	627	3,983
Net cash provided by operating activities	67,191	—	67,191

Investing activities
Acquisitions of property, plant, and equipment	(19,403)	—	(19,403)
Business acquisitions, net of cash and cash equivalents acquired	—	—	—
Other investing, net	56	—	56
Net cash used in investing activities	(19,347)	—	(19,347)

Financing activities
Proceeds from borrowings	—	—	—
Payments on debt	(51,250)	—	(51,250)
Issuance of common stock	1,530	—	1,530
Repurchase of common stock	(7,164)	—	(7,164)
Other financing, net	1,204	—	1,204
Net cash used in financing activities	(55,680)	—	(55,680)

Effect of foreign exchange rate changes on cash and cash equivalents	(2,189)	—	(2,189)
Increase (decrease) in cash and cash equivalents	(10,025)	—	(10,025)
Cash and cash equivalents at beginning of period	124,805	—	124,805
Cash and cash equivalents at end of period	$114,780	$—	$114,780

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$3,502	$—	$3,502
Interest, net of amounts capitalized	4,911	—	4,911

Statement of cash flows data (unaudited):	Nine Months Ended September 30, 2014
	As Previously Reported	Adjustments	As Revised
	(in thousands)
Operating activities
Net income (loss)	$27,279	$(2,942)	$24,337
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	75,233	(406)	74,827
Stock-based compensation	12,703	603	13,306
Amortization of prepaid debt fees	1,212	—	1,212
Deferred taxes, net	(9,787)	(3,281)	(13,068)
Goodwill impairment	977	(977)	—
Restructuring expense, non-cash	—	—	—
Other adjustments, net	120	—	120
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,576)	(192)	(1,768)
Inventories	(23,986)	901	(23,085)
Other current assets	(5,298)	144	(5,154)
Other long-term assets	(1,396)	(14,370)	(15,766)
Accounts payable, other current liabilities, and taxes payable	19,669	436	20,105
Wages and benefits payable	6,717	(2,878)	3,839
Unearned revenue	11,800	23,904	35,704
Warranty	(3,544)	(1,016)	(4,560)
Other operating, net	6,415	74	6,489
Net cash provided by operating activities	116,538	—	116,538

Investing activities
Acquisitions of property, plant, and equipment	(32,060)	—	(32,060)
Business acquisitions, net of cash and cash equivalents acquired	—	—	—
Other investing, net	(193)	—	(193)
Net cash used in investing activities	(32,253)	—	(32,253)

Financing activities
Proceeds from borrowings	—	—	—
Payments on debt	(68,750)	—	(68,750)
Issuance of common stock	2,324	—	2,324
Repurchase of common stock	(15,324)	—	(15,324)
Other financing, net	2,395	—	2,395
Net cash used in financing activities	(79,355)	—	(79,355)

Effect of foreign exchange rate changes on cash and cash equivalents	(7,260)	—	(7,260)
Increase (decrease) in cash and cash equivalents	(2,330)	—	(2,330)
Cash and cash equivalents at beginning of period	124,805	—	124,805
Cash and cash equivalents at end of period	$122,475	$—	$122,475

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$8,528	$—	$8,528
Interest, net of amounts capitalized	7,536	—	7,536

Note 19: Subsequent Events

On June 13, 2016, we received a debt covenant waiver as discussed in Note 7 - Debt.

In April 2016, the United States Internal Revenue Service (IRS) proposed certain significant adjustments to our research and development tax credit position as part of the 2011 to 2013 tax audit. Management disagrees with the proposed adjustments on technical and factual grounds. We plan to avail ourself of all administrative, and if necessary, judicial remedies and do not expect the adjustments to ultimately result in a material change to our financial position.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with our independent accountants on accounting and financial disclosure matters within the three year period ended December 31, 2015, or in any period subsequent to such date, through the date of this report.
ITEM 9A:    CONTROLS AND PROCEDURES

(i)	Evaluation of disclosure controls and procedures.
An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. These disclosure controls and procedures ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.
Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2015, the Company’s disclosure controls and procedures were not effective as a result of the material weakness that existed in the Company’s internal control over financial reporting as described in Management’s Annual Report on Internal Control over Financial Reporting. Notwithstanding the material weakness described below, management has concluded that our consolidated financial statements for the periods included in this Annual Report on Form 10-K are fairly stated, in all material respects, in accordance with generally accepted accounting principles for each of the periods presented herein.

(ii)    Internal Control Over Financial Reporting.

(a)
Management’s Annual Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2015, as deficiencies were identified in our revenue processes and controls, the combination of which represents a material weakness. Specifically, we did not design and maintain effective controls to determine whether vendor specific objective evidence (VSOE) of fair value could be demonstrated for substantially all maintenance contracts associated with certain software solutions and whether software was essential to the functionality of certain hardware. As a result, we determined that revenue from several license agreements was not recognized in the correct period.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included in this Annual Report on Form 10-K.

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
Except for these changes and the material weakness noted above, there have been no other changes in our internal control over financial reporting during the three months ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(c)
Remediation of Material Weakness in Internal Control over Financial Reporting. To remediate the material weakness in our internal control over financial reporting described above, we are implementing and/or plan to implement the following:

•	Engage outside consultants to advise on changes in the design of controls and procedures to determine whether VSOE of fair value exists for certain software elements;

•	Implement enhancements to revenue processes and systems to identify transactions warranting additional review and automate certain manual processes; and

•	Expand mandatory revenue recognition training for employees directly responsible for executing control activities related to our sales contracts.

•	Expand our revenue recognition policies and procedures to provide detailed explanations specific to Itron’s sales contracts;

•	Engage outside consultants to advise on technical revenue matters on significant sales contracts or significant revenue streams.

When fully implemented and operational, we believe the measures described above will remediate the material weakness we have identified and strengthen our internal control over financial reporting.

(d)	Report of Independent Registered Public Accounting Firm.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Itron, Inc.

We have audited Itron, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Itron, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness related to the design of the Company’s controls within the Company's revenue processes over the determination of whether vendor specific objective evidence of fair value exists for maintenance contracts associated with certain software solutions and whether software was essential to the functionality of certain hardware. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Itron, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2015 of Itron, Inc. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2015 financial statements, and this report does not affect our report dated June 29, 2016, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Itron, Inc. has not maintained effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

/s/ Ernst & Young LLP

Seattle, Washington
June 29, 2016

ITEM 9B:    OTHER INFORMATION
Effective June 27, 2016, our Board of Directors amended and restated its bylaws. The Bylaws include, among other things, the following changes:

•	Eliminated requirement that annual meeting be held by a particular date;

•	Updated provisions regarding shareholder meeting procedures to reflect current law;

•	Added Corporate Governance Committee to list of committees explicitly created in Bylaws;

•	Added provision to contemplate issuance of shares of stock without certificates;

•	Added restriction applicable to issuance of securities outside of U.S.;
The foregoing description of the terms of the Bylaws does not purport to be complete and is subject to, and qualified in its entirety by, reference to the complete text of the Bylaws, a copy of which is filed as Exhibit 3.2 to this Annual Report on Form 10-K and incorporated by reference herein.

PART III
ITEM 10:    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
The Board of Directors (Board) is divided into three classes, with each director holding office for a three-year term or until his or her successor has been elected and qualified.
Set forth below are the names, ages, and titles of our directors as of June 29, 2016.

Name	Age	Position
Kirby Dyess (1)	69	Director
Jon Eliassen (1)(2)(4)	69	Chairman of the Board
Charles Gaylord (1)(2)	71	Director
Thomas Glanville (3)	57	Director
Frank Jaehnert (2)(3)	58	Director
Jerome Lande (3)(4)	40	Director
Timothy Leyden (3)	64	Director
Peter Mainz (1)(4)	52	Director
Philip Mezey (5)	56	Director
Sharon Nelson (2)(3)	69	Director
Daniel Pelino (1)	58	Director
Gary Pruitt (3)(4)	66	Director
Diana Tremblay (1)(4)	56	Director
Lynda Ziegler (2)	63	Vice Chairman of the Board

(1)	Member of the Compensation Committee

(2)	Member of Corporate Governance Committee

(3)	Member of Audit/Finance Committee

(4)	Member of Value Enhancement Committee

(5)	Employee Director

The following is a brief biography of each member of the Board with each biography including information regarding the experiences, qualifications, attributes, and skills of each current Board member.
Directors Continuing in Office until 2017 (Class 1)
Jon E. Eliassen has been a director since 1987 and has served as our Chairman of the Board since January 1, 2010. In September 2013 he retired as the President, Chief Executive Officer, and member of the board of directors of Red Lion Hotels Corporation, an NYSE traded company headquartered in Spokane, Washington, where he had served as President and CEO since January 2010. From 2003 until 2007, Mr. Eliassen was President and Chief Executive Officer of the Spokane Area Economic Development Council, and from 1970 until 2003, he held numerous positions within Avista Corporation, a company involved in the production, transmission, and distribution of electricity and natural gas, before retiring in 2003 as Senior Vice President and Chief Financial Officer, a position he had held since 1986. In addition, Mr. Eliassen is a member of the board of directors of ITL, Inc., a privately held technology company, and was a member of the board of Red Lion Hotels Corporation from September 2003 to September 2013.
In addition to his experience as President and Chief Executive Office of an NYSE traded hospitality company, Mr. Eliassen has an extensive background with public utilities and the utility industry in general. He contributes to our Board the knowledge gained from his association with a public utility that includes extensive financial experience with accounting, auditing, strategic planning, business development, and financing strategy, as well as merger and acquisition involvement that has included due diligence processes, company and business valuation techniques, and financial analyses. In addition, Mr. Eliassen has been a principal or general partner in venture capital firms with expertise in evaluating businesses and has several years’ experience as an expert witness before utility regulatory commissions in matters relating to financial strategy and policy, credit ratings, cost of capital, and capital structure.

Charles H. Gaylord, Jr. has been a director since 2006. Mr. Gaylord has been a private technology investor focusing on software and communications since 1994. Until his retirement in 1994, Mr. Gaylord was Executive Vice President for Intuit Inc., a leading developer of personal and small business finance software programs such as “Quicken” and “QuickBooks”. From 1990 to 1993, he served as Chairman and Chief Executive Officer of ChipSoft, Inc., the original publisher of the tax preparation software program “TurboTax”. Mr. Gaylord is a member of the board of directors and a member of the compensation committee of Proximetry Inc., a privately-held company, and is a former member of the advisory board of Technology Crossover Ventures I, an investment firm that invests primarily in private and public information technology companies.
During various periods from 1990 to approximately 2002, Mr. Gaylord was a member of the boards of directors and served on the compensation committees of the following public companies: Stac, Inc.; HNC Software, Inc.; Maxis, Inc.; and Retek, Inc.; and also served as a director of a number of private technology companies. His wealth of knowledge of software services, brand marketing, IT technology, and business development adds to the diverse business backgrounds of our other members of the Board.
Frank M. Jaehnert was elected a director by the Board in May 2015. Mr. Jaehnert held several roles from 1995 to 2013 with Brady Corporation, a publicly traded manufacturer and marketer of complete solutions that identify and protect premises, products and people. This included President and Chief Executive Officer from 2003 to 2013, Senior Vice President and President of a business line from 2002 to 2003, and Vice President and Chief Financial Officer from 1996 to 2001. Prior to joining Brady Corporation, Mr. Jaehnert held various financial and management positions for Robert Bosch GmbH, a German entity. Mr. Jaehnert serves on the board of directors of Nordson Corporation, which he joined in 2012, and Briggs & Stratton Corporation, which he joined in 2014. Nordson (NASDAQ “NDSN”) and Briggs & Stratton (NYSE “BGG”) are both publicly traded large manufacturing companies. Mr. Jaehnert also serves on the audit and finance committees of Briggs & Stratton and the audit committee of Nordson.
Mr. Jaehnert has extensive, broad-based international business and executive management and leadership experience. Mr. Jaehnert’s diverse background, his experience with geographic expansion, and acquisitions as well as his experience serving on other public company boards bring valuable perspectives to the Board.
Jerome J. Lande was elected a director by the Board in December 2015. He serves as the Head of Special-Situation Investments at Scopia Capital Management LP. He was previously the Managing Partner of Coppersmith Capital Management LLC (Coppersmith), an asset management firm focused on equity investing in small to mid-cap markets and in long-term value creation, which he co-founded in April 2012. Prior to co-founding Coppersmith, Mr. Lande was a partner of MCM Capital Management, LLC, the general partner of MMI Investments, LP, a small-cap investment fund founded in 1996 to employ private equity investing methodologies in public equities, and where Mr. Lande oversaw research, trading and activism from 1998 to 2011. Prior to that time, he was associated with other equity investment firms where he was directly involved with corporate development as well as equity growth. Mr. Lande is a member of the board of directors of CONMED Corporation, a public, global medical technology company whose shares are traded on the NASDAQ stock exchange, where he also serves on the compensation and strategy committees.

Mr. Lande brings to the board financial and investing acumen gained through his many years of experience at several equity investment firms. Since his firm Scopia (and affiliates) is a principal shareholder of the Company, Mr. Lande also provides an understanding of an investor's perspective of Itron and its operations as they relate to shareholder value.

Timothy M. Leyden was elected a director by the Board effective March 2015. For the past eight years, Mr. Leyden has been associated with Western Digital Corporation (WDC), a NASDAQ company that manufactures hard-disk drives (HDDs) used to record, store and recall volumes of data. WDC is also a leader in solid-state drives (SSDs). He served as WDC’s Executive Vice President of Finance and Chief Financial Officer from 2007 to 2010, and as its Chief Operating Officer from 2010 to 2012. He served as President of Western Digital, one of WDC’s two operating subsidiaries, from 2012 to 2013, and then returned to WDC as its Chief Financial Officer in 2013 until January 2015, when he retired. WDC currently has manufacturing facilities in the U.S., China, Japan, Malaysia, the Philippines, Singapore and Thailand, as well as sales offices worldwide. Prior to joining WDC, Mr. Leyden was Vice President and then Senior Vice President of Finance and Chief Financial Officer for Sage Software PLC, a customized software solutions business, from 2001 to 2007. Mr. Leyden serves on the board of directors of Oakgate Technology, Inc., a privately-held company that provides test, validation and benchmarking products and services to the storage industry. He also serves on the board of directors of Virtium LLC, a private company that provides storage and memory innovation for various imbedded industrial segments.

Mr. Leyden brings to the Board a mix of financial and operational experience (in both hardware and software industries), in addition to a background that includes mergers and acquisitions and integration experience related to the assimilation of acquired companies into both WDC and Sage Software. His prior experience with overseeing global manufacturing, engineering, marketing, and sales operations, when combined with his financial and accounting background, adds a depth of international insight to the Board.

Gary E. Pruitt has been a director since 2006. From 2002 until his retirement in October 2009, Mr. Pruitt was the Chief Executive Officer of Univar N.V., a chemical distribution company with distribution centers in the U.S., Canada, and Europe, where he also served as chairman of the board until November 2010. He had been associated with Univar and related entities since 1978 and held a variety of senior management positions within Univar and Van Waters & Rogers, Inc., which ultimately became Vopak USA Inc. Mr. Pruitt has also worked at Arthur Andersen & Co. as a chartered accountant. He currently serves on the board of Premera Blue Cross, and on the boards of directors of the following NYSE traded companies: Public Storage, Inc.; Esterline Technologies Corporation; and PS Business Parks, Inc. Mr. Pruitt also serves on the executive, compensation, and nominating and corporate governance committees of Esterline and on the audit committees of Public Storage and PS Business Parks.
Mr. Pruitt brings to the Board his experience as a chief executive officer of a multi-national company and all the business attributes required of that position, along with operational and manufacturing expertise through his various other management positions held with Univar. His public accounting financial background and other public board experiences provide strategic and global perspectives on our business as well.
Directors Continuing in Office until 2018 (Class 2)
Kirby A. Dyess has been a director since 2006. Ms. Dyess is a principal in Austin Capital Management LLC where she invests in and assists early stage companies. Prior to forming Austin Capital Management LLC in 2003, Ms. Dyess spent 23 years at Intel Corporation where she most recently served as its Corporate Vice President and as Director of Operations for Intel Capital, until her retirement in December 2002. While at Intel, she also served as Vice President and Director of New Business Development and Corporate Vice President and Director of Human Resources worldwide. Ms. Dyess previously served on the board of directors and as chairman of the compensation committee of Viasystems Group Inc., a public company whose shares were traded on the NASDAQ stock exchange prior to its acquisition by TTM Technologies last year. She currently serves on the board of Complí, a privately-held company that provides compliance software to companies, and chairs the board of Prolifiq SW Inc., a privately-held enterprise software company. In 2009, Ms. Dyess was elected to the board of directors of Portland General Electric (PGE), a public utility whose shares are traded on the NYSE, where she serves as a member of its audit committee and chairs the compensation and human resources committee.
Due to her positions at Intel Corporation and her more recent due diligence and investment in numerous early stage technology companies, Ms. Dyess provides the Board with a strong background in technology, brand marketing, human resources, mergers and acquisitions, and business development, in addition to business innovation and research and development knowledge.
Peter Mainz was elected a director by the Board effective January 1, 2016. Mr. Mainz served as a Non-Executive Director of Cyan Holdings Plc (Cyan) from 2014 until 2015, stepping down from that position upon his appointment to the Itron Board. Cyan provides a communication platform for energy, lighting and emerging applications in the wider ‘Internet of Things’ network.  Mr. Mainz also served as President, Chief Executive Officer and a director of Sensus Inc., a global solutions company (and competitor of Itron) offering smart meters, communications systems, software, and services for the electricity, gas and water industries, from 2008 until 2014. Prior to that, he served as the Chief Financial Officer of Sensus from 2003 to 2007 and also served as the Executive Vice President of Operations for one year.

Mr. Mainz brings to the Board more than 20 years of financial and communication systems business expertise that includes operational and commercial executive leadership expertise. Mr. Mainz’s experience with the smart metering industry brings valuable industry and innovative knowledge to the Board.
Philip C. Mezey has been a director since 2013. He was President and Chief Operating Officer of Itron’s Energy segment from March 2011 until December 31, 2012. Effective January 1, 2013, he was elected Itron’s President and Chief Executive Officer. Mr. Mezey joined Itron in March 2003 as Managing Director of Software Development for Itron’s Energy Management Solutions Group as part of Itron’s acquisition of Silicon Energy Corp., where he had most recently served as its Senior Vice President of Product Development and Strategy. Mr. Mezey was promoted to Group Vice President and Manager of Software Solutions in 2004. In 2005, he became Senior Vice President Software Solutions, and in 2007 Mr. Mezey became Senior Vice President and Chief Operating Officer Itron North America.
Mr. Mezey brings to the Board more than 13 years of experience in research and development, manufacturing, and business development for metering software and related services. While at Silicon Energy Corp., he managed the marketing department, and was directly involved with a number of mergers and acquisitions prior to Itron’s acquisition of that company. During his tenure at Itron, he has had extensive exposure to international systems and utilities throughout the world, and, as the only employee director, Mr. Mezey provides the Board with valuable insight into management’s views and perspectives, as well as the day-to-day operations of Itron.
Daniel S. Pelino has been a director since 2014. Mr. Pelino joined International Business Machines Corp (IBM) in 1980, and currently serves as General Manager of its public sector business, with a focus on government, education, healthcare, and life sciences industries, including IBM’s Smarter Cities initiative. Mr. Pelino is a recognized expert in the public sector. He and his team have helped organizations, states and countries transform and digitize their systems. Additionally, he has advised government officials around the world, is a frequent contributor to the public sector dialogue having appeared on numerous news media programs, and has been quoted in various national and global publications. Mr. Pelino currently serves on the executive committee for the Patient Centered Primary Care Collaborative and on the board of directors of the Healthcare Executive Network.
Mr. Pelino provides the Board with a strong background in technology, brand marketing, and business innovation and development. With his worldwide experience in governmental business and strategies, he brings a current global business perspective to the Board. In addition, Mr. Pelino’s knowledge of digitized services created for economic development adds invaluable insight to the Company’s smart metering systems and strategies for its utility customers.
Directors Continuing in Office Until 2019 (Class 3)
Thomas S. Glanville has been a director since 2001. Since 2003, Mr. Glanville has been the Managing Partner of Eschelon Energy Partners, LP, Eschelon Advisors, LP, and affiliates, providing energy and private equity investment and advisory services. From 1999 to 2002, Mr. Glanville served as Vice President of Technology and New Ventures for Reliant Energy, Inc., one of the world’s largest international energy services companies, and its affiliate, Reliant Resources, Inc. In September 2015 he was appointed to the board of directors of Mitcham Industries, Inc. (NASDAQ: MIND), a publicly traded seismic equipment company, where he also serves as chair of the board’s audit committee. He currently serves on the board of directors of a privately-held oil and gas exploration and production company, Strand Energy, LLC. He served as Chairman and continues to serve as a director for the Texas Tri-Cities branch (Houston, Austin, San Antonio) of the National Association of Corporate Directors (NACD).

Mr. Glanville brings to the Board financial expertise, industry-related experience through his association with Reliant Energy, energy sector exposure through the Eschelon entities and Mitcham Industries, and technology skills that include his involvement with electric metering studies and research while he was Vice President of Technology and New Ventures for Reliant Energy.

Diana D. Tremblay was elected a director by the Board in May 2015. Since July 2013, Ms. Tremblay has served as the Vice President of Global Business Services of General Motors Company (NYSE: GM). She has been with that company since 1977, and during her tenure at GM, she has held a variety of positions in engineering, manufacturing and labor relations. As leader of the newly formed Global Business Services business unit, she is charged with streamlining administrative processes to improve service quality, reduce complexity, and achieve cost efficiencies.

Ms. Tremblay brings to the Board her broad business experience that includes her previous roles at GM as an engineer, plant manager, and labor relations negotiator, which together with her knowledge of business services and global manufacturing processes, provides additional international and manufacturing perspectives to the Board.
Lynda L. Ziegler has been a director since 2013 and was elected Vice Chairman of the Board in 2015. Ms. Ziegler recently retired from Southern California Edison (SCE), one of the largest electric utilities in the U.S. (and a customer of Itron), whose parent is Edison International. During her tenure at SCE, she held various management positions related to customer program offerings, customer service, development, communication and implementation of energy efficiency programs, marketing and communication of smart meters, and generally led all aspects of delivering power to almost 5 million customers. From 2006 to 2011, Ms. Ziegler was Senior Vice President of Customer Service, and from January 1, 2011 until her retirement in September of 2012, she served as Executive Vice President of Power Delivery Services, where she was responsible for transmission and distribution construction and maintenance, customer service, information technology (IT), and support services including procurement and real estate management. In the past she has served on the advisory committee for power delivery and utilization at the Electric Power Research Institute (EPRI), and was a founding member of the Board of the Association for Women in Water and Energy.
Ms. Ziegler brings to the Board her extensive background with public utilities, especially with her recent responsibilities in the industry related to smart meters and customer relations from the utility perspective. Her breadth of knowledge of software services, transmission and distribution construction and maintenance, IT, and business development adds to the diverse business backgrounds of our other members of the Board.

Executive Officers

Set forth below are the names, ages, and titles of our executive officers as of June 29, 2016.

Name	Age	Position
Philip C. Mezey	56	President and Chief Executive Officer
W. Mark Schmitz	64	Executive Vice President and Chief Financial Officer
Thomas L. Deitrich	49	Executive Vice President and Chief Operating Officer
Michel C. Cadieux	59	Senior Vice President, Human Resources
Shannon M. Votava	56	Senior Vice President, General Counsel and Corporate Secretary

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

W. Mark Schmitz is Executive Vice President and Chief Financial Officer. Mr. Schmitz was appointed to this role in September 2014. Prior to joining Itron, Mr. Schmitz was Chief Financial Officer of Alghanim Industries from 2009 to 2013. Mr. Schmitz served as the Executive Vice President and Chief Financial Officer of The Goodyear Tire and Rubber Company from 2007 to 2008 and as Vice President and Chief Financial Officer of Tyco International Limited's Fire and Security Segment from 2003 to 2007.

Thomas L. Deitrich is Executive Vice President and Chief Operating Officer. Mr. Deitrich joined Itron in October 2015. From 2012 to September 2015, Mr. Deitrich was Senior Vice President and General Manager for Digital Networking at Freescale Semiconductor, Inc. (Freescale), and he served as the Senior Vice President and General Manager of Freescale's RF, Analog, Sensor, and Cellular Products Group from 2009 to 2012. Mr. Deitrich had other roles of increasing responsibility at Freescale from 2006 to 2009. Prior to Freescale, Mr. Deitrich worked for Flextronics, Sony-Ericsson/Ericsson, and GE.

Michel C. Cadieux is Senior Vice President, Human Resources and has been so since joining Itron in February 2014. From 2008 to 2012, Mr. Cadieux was Senior Vice President of Human Resources and Security at Freescale Semiconductor, Inc.

Shannon M. Votava is Senior Vice President, General Counsel and Corporate Secretary. Ms. Votava was promoted to this role in March 2016. Ms. Votava joined Itron in May 2010 as Assistant General Counsel and was promoted to Vice President and General Counsel in January 2012. She assumed the responsibilities of Corporate Secretary in January 2013. Before joining Itron, Ms. Votava served as Associate General Counsel, Commercial at Cooper Industries plc from October 2008 to April 2010, and as General Counsel for Honeywell's Electronic Materials business from 2003 to 2008.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. SEC regulations require our officers, directors, and greater than 10% shareholders to provide us with copies of all Section 16(a) forms they file.
Based solely on our review of these forms and written representations received from certain reporting persons, we believe that, during 2015 all of our executive officers, directors, and greater than 10% shareholders complied with all Section 16(a) filing requirements applicable to them.
Code of Conduct
The Company has adopted a Code of Conduct that applies to all directors, officers, and employees of the Company and any subsidiary of the Company, including the CEO and CFO, and is available on the Company’s website, www.itron.com, by selecting “About Itron”, “Investors” and then “Corporate Governance.” In addition, we have adopted policies and procedures for reporting and investigating suspected violations of the Code of Conduct. The Company intends to satisfy any future disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to or waiver from application of the code of ethics or provisions of the Code of Conduct, that applies to the CEO or the CFO, by posting such information on our website, www.itron.com.

Audit/Finance Committee
The Audit/Finance Committee monitors our borrowings and capital structure, accounting policies, internal controls over financial reporting, and financial results, and reviews at least quarterly our business financial risks to determine if management and our internal controls are identifying and mitigating risks associated with our business operations. In addition, the Committee determines the compensation of our independent auditors, and makes recommendations to the Board to retain or terminate our independent auditors. The Corporate Governance Committee has determined that all members of the Audit/Finance Committee are independent under SEC rules and NASDAQ listing standards.
The Audit/Finance Committee amended its charter in 2015 to expand language related to its purpose with respect to risk assessment and analysis over the Company’s financial reporting and internal control systems, and to include shareholder capital returns and overall capital deployment policies within its stated purposes. A copy of the charter, as amended, can be found on our website, www.itron.com, by selecting “About Itron”, “Investors” and then “Corporate Governance”. The Corporate Governance Committee has also determined that five of the six current members of the Audit/Finance Committee (Messrs. Glanville, Pruitt, Lande, Leyden and Jaehnert) are financially literate in accordance with the Standards of NASDAQ Rule 5605(c) (2) (A) (iv). Ms. Nelson is the additional member of the Audit/Finance Committee. The Audit/Finance Committee held ten meetings during 2015.

ITEM 11:    EXECUTIVE COMPENSATION
Compensation Discussion & Analysis (CD&A)
This CD&A explains our executive compensation program for our named executive officers (NEOs) listed below. The CD&A also describes the Compensation Committee’s process for making pay decisions, as well as its rationale for specific decisions related to fiscal 2015.

Name	Title
Philip C. Mezey	President and Chief Executive Officer (CEO)
W. Mark Schmitz	Executive Vice President and Chief Financial Officer (CFO)
John W. Holleran	Former Executive Vice President and Chief Operating Officer (COO)
Thomas L. Deitrich	Executive Vice President and COO
Michel C. Cadieux	Senior Vice President, Human Resources
Shannon M. Votava	Senior Vice President, General Counsel and Corporate Secretary

*	On May 4, 2015, Itron announced that Mr. Holleran would be departing the Company effective December 31, 2015. Mr. Deitrich succeeded Mr. Holleran as Itron’s COO effective October 10, 2015.
Executive Summary
During 2015, we continued to execute our restructuring plans previously announced in 2014. We intensified our focus on operational effectiveness and added new executive leadership to the Company. We grew our already strong backlog by 4%. We hired a new Senior Vice President of Software and Services to enhance our expertise in that area, and in October, a new COO, Tom Deitrich, joined Itron. He brings with him several years of multi-national operations experience in industry. We remained focused on expanding our energy solutions, especially as they relate to smart systems and smart cities initiatives. We believe these investments will continue to drive our leadership in our industry, help optimize our customers’ investments in their smart systems, and help create a more resourceful world.
Despite these successes, we underachieved against our internal business plan and missed our performance targets. As a result, the Compensation Committee took the following compensation-related actions for fiscal 2015:

•
None of the NEOs received salary adjustments in 2015, with the exceptions of market adjustments for Mr. Schmitz and Ms. Votava based on a review of market data and achievement of specific goals during the year.

•	Both the 2015 Management Incentive Plan (MIP) and the Executive Management Incentive Plan (EMIP) were cancelled. As a result, none of the NEOs received a bonus under the EMIP.

•
As intended under the structure of the Long-Term Incentive Plan (LTIP), the performance attainment for Performance-Based Restricted Stock Units (PRSUs) was adjusted downward by 25% since our Total Shareholder Return (TSR) was below the 25th percentile of the Russell 3000 index. See “The 2015 Executive Compensation Program in Detail - Long-Term Incentives” in this CD&A.

These actions demonstrate the Compensation Committee’s commitment to aligning executive pay with Company performance. The Compensation Committee believes that the design and structure of the Company’s incentive programs provide a direct link between performance and pay outcomes. When Company performance and/or shareholder returns lag, compensation to our NEOs is directly impacted, as described in greater detail in the following section.

Additionally, as a result of an accounting review and analysis of revenue recognition for certain software and maintenance contracts, the Company revised its 2013 and 2014 financial results and finalized its results for 2015 (as reported in our Annual Report on Form 10-K for the year ended December 31, 2015). The revisions primarily reflect deferrals of software-related revenues and associated costs that were previously recognized in one year, to be recognized in a subsequent year. Consistent with our Incentive Repayment (Clawback) Policy, the Compensation Committee, as designated by the Board, reviewed the revised results relative to the cash and equity incentive awards that may have been earned during this timeframe. After careful review, and based on the circumstances of the revision and the immateriality of the adjustments, the Compensation Committee determined that the impact on annual cash incentives paid or PRSUs earned (if any) between 2013 and 2015 was not material and it would not seek recovery from any of the executives. See also “Incentive Repayment (Clawback) Policy” in this CD&A.

Linking CEO Pay and Performance
A key component of our executive compensation philosophy is the link between compensation and overall business results and shareholder value creation. We strive to clearly communicate this to our shareholders and believe that looking at realizable pay in different contexts can illustrate this point effectively:

•	Realizable pay versus pay opportunity

•	Realizable pay for performance relative to peers
CEO Realizable Pay versus Pay Opportunity. Many of the required disclosures concerning CEO compensation discuss pay elements or opportunities that may be earned by the CEO. Realizable pay, on the other hand, more closely considers actual compensation earned (or earnable) based on performance. To illustrate the differences, we compared pay opportunity to realizable pay on a year-by-year basis over the past three years; for this purpose, we use the following definitions:

•	Pay opportunity represents:

•	The sum of base salary and target EMIP opportunity for each fiscal year; and

•	The grant date fair value of stock options, Time-Vested Restricted Stock Units (RSUs) and PRSUs granted in each fiscal year.
Realizable pay represents:

•	The sum of base salary and actual EMIP paid for each fiscal year;

•	The “in the money” value of any stock options granted in each fiscal year, valued as of December 31, 2015;

•	The value of RSUs granted in each fiscal year valued at their vesting date, or as of December 31, 2015 if unvested;

•	The number of PRSUs actually earned based on performance, valued as of the fiscal year-end of the year earned; and

•	For outstanding PRSUs (uncompleted performance cycles), the estimated number of PRSUs based on performance to date, valued as of December 31, 2015.
The chart below illustrates Mr. Mezey’s realizable pay compared to his pay opportunity, as well as the corresponding year-end stock price. As the chart indicates, Mr. Mezey’s realizable pay was well below his pay opportunity for 2013 through 2015, and his realizable pay declined in 2015, tracking closely with our stock price performance.

CEO Realizable Pay for Performance Relative to Peer Group. To provide another perspective, it is also helpful to understand the degree of alignment between CEO realizable pay and performance relative to our peer companies (See “Our Decision Making Process--The Role of Peer Companies” in this CD&A for a list of the peer companies). To evaluate this alignment, we analyzed the relationship between realizable total direct compensation (TDC) for the CEO over 2013-14 for the peer companies and for the Company, and TSR for the two years ended December 31, 2014. This time period was selected because it was most closely aligned with the compensation information available for our peer group companies for the years that Mr. Mezey has been our CEO.

For this purpose, realizable TDC is defined as the sum of:

•	Actual base salaries paid over the two-year period;

•	Actual annual incentives (bonuses) paid over the two-year period;

•	“In-the-money” value as of December 31, 2014 of any stock options granted over the two-year period;

•	The value as of December 31, 2014 of any restricted shares granted (including vested and unvested shares) over the two-year period; and

•
Cash-based long-term incentives awarded during the period, and the value as of December 31, 2014 of any performance shares granted over the two-year period (assuming target performance for cycles not completed).

The chart below illustrates the percentile ranking of our three-year TSR and Mr. Mezey’s realizable TDC relative to our peer companies. As the chart indicates, during the two-year period our TSR performance was below the median of the peer companies and Mr. Mezey’s realizable TDC was also below the median. Mr. Mezey’s realizable TDC was within an “alignment corridor” representing a strong correlation between compensation and performance.

100%
50%
0%
ABOVE MEDIAN PERFORMANCE
BELOW MEDIAN REALIZABLE TDC
ALIGNMENT CORRIDOR
ITRON
BELOW MEDIAN PERFORMANCE
ABOVE MEDIAN REALIZABLE TDC
Relative 2- Year Total Shareholder Return
0%
50%
100%
CEO - Relative 2-Year Realizable Pay

Best Compensation Practices & Policies
We also believe the following practices and policies promote sound compensation governance and are in the best interests of our shareholders and executives:

What We Do		What We Don’t Do
✓	Heavy emphasis on variable compensation	✗	No employment agreements
✓	50% of annual long-term incentives vest upon performance	✗	No “single trigger” change-in-control cash payments
✓	Rigorous stock ownership guidelines	✗	No tax gross ups in our change-in-control agreements
✓	Incentive Repayment (Clawback) Policy	✗	No option backdating or repricing
✓	Independent compensation consultant	✗	No hedging or pledging
✓	Annual risk assessments	✗	No special perquisites

2015 Say-On-Pay & Shareholder Engagement
Each year, we carefully consider the results of our shareholder say-on-pay vote from the preceding year. We also take into account the feedback we receive from our major shareholders, which is solicited by the Chairman of the Board, the Vice Chairman of the Board, and the Chairman of the Compensation Committee, either in person or via telephone. These discussions generally take place in early January.
In 2015, approximately 76% of the votes cast supported our executive compensation decisions. Based on the positive feedback we received from our major shareholders, in addition to the favorable vote result in 2015, we did not make substantive changes to the structure of our program. We did, however, adjust the metric weightings for the CEO and COO under the EMIP. The CEO and COO now have the same financial performance objectives and weightings as all of the other NEOs as shown in the table below. The Committee felt that creating a common emphasis on strategic objectives for all the NEOs was critical to drive results aligned with the overall business strategy. The Committee, specifically, placed more focus on growing the software services business, creating a high-performance culture, and driving improvements in quality and on time delivery.

EMIP Metrics	Weightings for CEO & COO
	From:	To:
Company Consolidated Revenue	50%	40%
Adjusted EBITDA Margin[1]	50%	40%
Strategic Objectives	—	20%

1 We define Adjusted EBITDA Margin as GAAP net income or loss minus interest income, plus interest expense, depreciation, and amortization of intangible asset expenses, restructuring expense, acquisition-related expense, goodwill impairment, and we exclude the tax expense or benefit (as calculated in the manner set forth on pages 39-41) divided by Company Consolidated Revenue. A schedule reconciling GAAP to non-GAAP results is available on our website at www.itron.com.

What Guides Our Program
Our Compensation Philosophy & Objectives
The philosophy underlying our executive compensation program-employ the best leaders in our industry to ensure we execute on our business goals, promote both short-and long-term profitable growth of the Company, and create long-term shareholder value is grounded in the following guiding principles:

Pay for Performance
A significant portion of an executive’s total compensation should be variable (“at risk”) and dependent upon the attainment of certain specific and measurable annual- and long-term business performance objectives.

Shareholder Alignment
Executives should be compensated through pay elements (base salaries, annual- and long-term incentives) designed to create long-term value for our shareholders, as well as foster a culture of ownership.

Competitiveness
Target compensation should be set at the median (or above with requisite performance) of market to ensure that compensation is at a level that is competitive with that being offered to individuals holding comparable positions at other companies with which we compete for business and leadership talent.

Attraction and Retention	The executive compensation program should enable the Company to attract highly-talented people with exceptional leadership capabilities and retain high-caliber talent.
The Principal Elements of Pay: Total Direct Compensation (TDC)
Our compensation philosophy is supported by the following principal pay elements:

Pay Element	How Its Paid	What It Does	How It Links to Performance
Base Salary	Cash (Fixed)	Provides a competitive rate relative to similar positions in the market, and enables the Company to attract and retain critical executive talent	Based on job scope, level of responsibilities, individual performance, experience, tenure and market levels
Annual Cash Incentive (EMIP)	Cash (Variable)	Focuses executives on achieving annual financial and strategic goals that drive long-term shareholder value
-Payouts: 0% to 180% of target based on financial results against pre-established goals
-Financial metrics: Total Company Consolidated Revenue and Total Adjusted EBITDA Margin
-Individual goals: tied to specific strategic objectives

Long-Term Incentive Plan (LTIP)	Equity (Variable)	Provides incentives for executives to execute on longer-term financial/strategic growth goals that drive shareholder value creation and support the Company’s retention strategy	See below
50% of LTIP Grant: Performance- Based Restricted Stock Units (PRSUs)		Rewards achievement of financial goals measured over a three-year performance period	-Payouts: 0% to 200% of a target based on results against pre-established financial goals -Financial metrics: EPS and relative TSR
25% of LTIP Grant: Stock Options		Rewards for stock price appreciation	-Exercise price: 100% of fair market value on the grant date -Vesting: 1/3 per year on the anniversary of the grant date -Exercise term: 10 years
25% of LTIP Grant: Time-Vested Restricted Stock Units (RSUs)		Supports retention	-Vesting: 1/3 per year on the anniversary of the grant date -Paid in Itron shares at vesting

Pay Mix
The charts below show the target TDC of our CEO and our other NEOs for fiscal 2015. These charts illustrate that a majority of NEO TDC is variable (84% for our CEO and an average of 75% for our other NEOs).

Our Decision Making Process
The Role of the Compensation Committee
The Compensation Committee oversees the executive compensation program for our NEOs. The Committee is comprised of independent, non-employee members of the Board of Directors (the “Board”). The Committee works very closely with its independent consultant and management to examine the effectiveness of the Company’s executive compensation program throughout the year. Details of the Committee’s authority and responsibilities are specified in the Committee’s charter, which may be accessed at our website, www.itron.com, by clicking “About Itron,” “Investors,” and then “Corporate Governance.”
The Committee makes all final compensation and equity award decisions regarding our NEOs, except for the CEO, whose compensation is determined by the independent members of the full Board, based upon recommendations of the Committee.
The Role of Management
Members of our management team typically attend meetings where executive compensation, Company and individual performance, and competitive compensation levels and practices are discussed and evaluated; however, only the Committee members are allowed to vote on decisions regarding executive compensation. The Committee also receives recommendations from the CEO regarding the compensation of our other executive officers, including the other NEOs. The CEO does not participate in the deliberations of the Committee regarding his own compensation.
The Role of the Independent Consultant
The Committee engages an independent compensation consultant to provide expertise on competitive pay practices, program design, and an objective assessment of any inherent risks of any programs. Pursuant to authority granted to it under its charter, the Committee has hired Frederic W. Cook & Co. (FWC) as its independent consultant. FWC reports directly to the Committee and does not provide any additional services to management. The Committee has conducted an independence assessment of FWC in accordance with recently adopted SEC rules and has determined that work performed by FWC does not create a conflict of interest.
The Role of Peer Companies
Some of our direct competitors (Sensus and Landis & Gyr) are private, and there is no publicly available compensation information about them. As a result, our Peer Companies for purposes of benchmarking executive compensation generally consist of direct competitors for which public information is available, who are part of the same broad Standard & Poor’s (S&P) industry classifications of technology hardware and equipment or in software and services, and who are similar in size and scope of global operations as Itron. The Committee reviews the Peer Companies on an annual basis.
For 2015, in conjunction with the recommendation of FWC, the Committee increased the number of Peer Companies from 14 to 17, keeping eight companies from 2014 to maintain consistency, and adding five companies with software services as part of their business mix.

Peer Companies		Peer Data as 12-31-2014
Ametek Inc.†	Mueller Water Products, Inc. †		$ Millions
Atmel Corporation	OSI Systems, Inc	Percentile	Revenue	Market Cap
Ciber, Inc*	Roper Industries Inc. †	25th	$1,185	$1,642
Diebold, Incorporated†	Teradyne Inc.	50th	$1,648	$3,504
EPAM Systems, Inc.*	Trimble Navigation Limited†	75th	$3,356	$6,874
ESCO Technologies Inc.†	Unisys Corporation*
FLIR Systems, Inc.†	Watts Water Technologies, Inc	Itron	$1,971	$1,652
Juniper Networks, Inc.*	Xylem Inc.	Percentile Rank	59%	25%
	Zebra Technologies Corp*†
†Retained from 2014 Peer Companies group;*Software services included in their business mix
For each of the Peer Companies, data regarding base salaries, annual incentives, and long-term incentives was obtained from their annual proxy statements and reviewed by the Committee’s compensation consultant, FWC. This data was supplemented with survey data prepared by Radford Survey & Consulting (Radford Survey), which provides compensation market information on more than 700 technology companies, presented anonymously. The Radford Survey data was narrowed to those technology companies with revenues similar to Itron’s of between $1 billion and $3 billion.
With the support of FWC, the Committee evaluates this data for informational purposes when establishing a range of competitive compensation for our NEOs. For each NEO, the Committee determines the salary range, annual incentive target, and long-term incentive generally between the median and 75th percentile of the market data for the position being evaluated. However, market data is not the sole determinant of the Company’s practices or executive compensation levels. The Committee also takes into account the experience, performance, responsibilities, and contributions to the Company by each NEO when making its decisions. For the CEO, the Committee makes a recommendation to the full Board, and the Board reviews and approves the CEO’s compensation.
The 2015 Executive Compensation Program in Detail
Base Salary
Base salary represents annual fixed compensation and is a standard element of compensation necessary to attract and retain talent. In making base salary decisions, the Committee considers the CEO’s recommendations, as well as each NEO’s position and level of responsibility within the Company. The Committee takes into account factors such as relevant market data, individual performance and contributions, and length of service. The Committee determined the appropriate annual base salary rate for each NEO as follows:

NEO	2014	2015	% Increase
Philip C. Mezey	$800,000	$800,000	0%
W. Mark Schmitz*	$450,000	$475,000	5.6%
John W. Holleran	$600,000	$600,000	0%
Thomas L. Deitrich	—	$550,000	—
Michel C. Cadieux	$400,000	$400,000	0%
Shannon M. Votava**	$350,000	$382,200	9.2%

*	The adjustment for Mr. Schmitz was based on market data for his position.

**
The adjustments for Ms. Votava included a 5% increase on July 7, 2015 and 4% increase on August 31, 2015. These increases were provided to Ms. Votava for the achievement of specific goals established during the year and after a review of the market data for her role.

In October 2015, Tom Deitrich succeeded John Holleran as our Executive Vice President and COO. To effect an orderly transition of his responsibilities, however, Mr. Holleran remained employed by the Company as Advisor to the CEO and received his full salary until the end of 2015. In accordance with our Severance Policy for executive officers, Mr. Holleran was paid severance in the amount of one year’s base salary and was also entitled to receive employer benefit premium payments on medical benefits for one year following his termination and outplacement assistance. Beginning January 1, 2016, Mr. Holleran served in the capacity of a consultant through the end of February 2016, for which he was paid a monthly stipend of $2,000.

Sign-On Bonus
As part of his new-hire compensation, Mr. Deitrich received a lump-sum cash sign-on bonus of $424,375, to offset the bonus he forfeited from his previous employer.
Annual Cash Incentives: The Executive Management Incentive Plan (EMIP)
The 2015 EMIP provided our NEOs the opportunity to earn a performance-based annual cash bonus. Actual bonus payouts depend on the achievement of pre-established performance objectives and can range from 0% to 180% of target award amounts. Target annual bonus opportunities are expressed as a percentage of base salary, and were established by the NEO’s level of responsibility and his or her ability to impact overall results. The Committee also considers market data in setting target award amounts. 2015 target award opportunities were as follows:

NEO	Target EMIP (as a % of Base Salary)
Philip C. Mezey	125%
W. Mark Schmitz	75%
John W. Holleran	100%
Thomas L. Deitrich	100%
Michel C. Cadieux	75%
Shannon M. Votava*	65%

*	Ms. Votava’s target bonus opportunity increased from 50% to 65% on September 1, 2015. This adjustment was provided to Ms. Votava after a review of the market data for her role.
2015 Performance Objectives. An individual NEO’s EMIP award is based on a combination of financial and strategic objectives.

Performance Objectives	Metrics	Weighting
Financial	Total Company Consolidated Revenue	40%
	Total Company Adjusted EBITDA Margin	40%
Strategic	Strategic Objectives	20%
Total		100%
We use Total Company Consolidated Revenue and Total Company Adjusted EBITDA Margin as performance metrics in the EMIP because we believe that it is important to focus on both top line growth (revenue), as well as profitability. Total Company Adjusted EBITDA Margin provides a more useful illustration of our financial performance and the ongoing operations of our business, since the adjustments exclude certain expenses that are not indicative of our recurring core operating results. This facilitates better comparisons to our historical performance and our competitors’ operating results. A schedule reconciling GAAP to non-GAAP results is available on our website at www.itron.com.
The following table shows the performance levels necessary to achieve threshold, target and maximum bonus payout amounts for 2015:

	Threshold	Target	Maximum
Total Company Consolidated Revenue	$1,744.8	$1,856.2	$2,041.8
Total Company Adjusted EBITDA Margin	8.5%	9.5%	10.4%

2015 Payout Results. As noted previously, we underachieved against our internal business plan and missed our performance targets, therefore, the 2015 EMIP was cancelled. As a result, none of the NEOs (nor any other executives) received a bonus under this plan.

Long-Term Incentives
The NEOs are eligible for long-term incentives, all of which are issued under the terms of our Amended and Restated 2010 Stock Incentive Plan. For fiscal year 2015, long-term incentives were granted as follows:
2015 Target Long-Term Incentive Award Grants. The table below shows the long-term incentive award values granted for fiscal 2015 for each of the NEOs:

NEO	PRSUs** (at Target)	Stock Options*	RSUs**	Total Value
Philip C. Mezey	$1,600,000	$800,000	$800,000	$3,200,000
W. Mark Schmitz	$500,000	$250,000	$250,000	$1,000,000
John W. Holleran	$900,000	$450,000	$450,000	$1,800,000
Thomas L. Deitrich†	—	$1,000,000	$3,000,000	$4,000,000
Michel C. Cadieux	$400,000	$200,000	$200,000	$800,000
Shannon M. Votava	$250,000	$125,000	$125,000	$500,000

*	Individual award amounts were calculated based on Black-Scholes values.

**	Award amounts for PRSUs and RSUs were determined based on the closing price of our common stock on the date of grant on February 19, 2015.

†
These were special, one-time equity award grants as part of Mr. Deitrich's new-hire agreement, which vest ratably over three years. These grants were intended to make up for the equity compensation Mr. Deitrich forfeited from his previous employer.

A Closer Look at Performance-Based Restricted Stock Units (PRSUs). The actual number of PRSUs that are earned and vested are based on the achievement of specific financial performance goals. Specifically, actual awards are linked to a three-year performance period that consists of three annual performance cycles. The performance result used to determine the actual award earned is calculated at the end of the three-year performance period by averaging the results of the three annual performance cycles.

2015 Performance Metrics: Non-GAAP EPS2 & Relative TSR. PRSUs are driven by the achievement of non-GAAP EPS and relative TSR performance targets.

•
Non-GAAP EPS: Non-GAAP EPS targets are set by the Committee at the beginning of each annual performance cycle. Payout levels can range from 50% to 160% of target for each year in the performance cycle. No PSRUs are earned for performance below the threshold. The following table shows the thresholds, targets and maximums for non-GAAP EPS set by the Committee at the beginning of each annual performance cycle and our non-GAAP EPS results used for calculating PRSUs earned for 2013, 2014 and 2015:

Year	Threshold 50%	Target 100%	Maximum 160%	Results
2013	$3.17	$3.42	$4.35	$1.90
2014	$1.58	$1.76	$2.75	$1.80
2015	$1.60	$1.84	$2.15	$1.01
Note: The non-GAAP EPS results shown are based on financial results as originally reported for 2013 and 2014, and preliminary results for 2015; actual revised adjusted non-GAAP EPS results for 2013 and 2014 were $1.78, $1.74, respectively and the final result for 2015 was $0.73. See “Executive Summary” in this CD&A for more details on the revisions to financial results. Performance for levels achieved between threshold, target, and maximum are linearly interpolated. As originally reported under the Company’s 2015 proxy statement, the Compensation Committee adjusted the 2014 non-GAAP EPS definition by excluding certain discrete expenses, such as long-standing global litigation disputes and restructuring efforts, from the non-GAAP diluted EPS calculation. The cumulative net effect of these adjustments resulted in non-GAAP diluted EPS of $1.80 as originally reported and $1.74 for the actual revised adjusted results.  The Committee determined that this adjustment was a more accurate measurement of the Company’s EPS for purposes of the PRSUs, and it was in the best interests of the Company to implement this adjustment, for both retentive and incentive purposes. Note that as used in the table above, the term “non-GAAP EPS” excludes those discrete expenses described above, and therefore is distinct from and does not conform with our stated definition of non-GAAP earnings per share in our earnings releases and other financial results filed in our reports with the SEC (and as stated on our website).

•
Relative TSR: At the end of the three-year performance period, the non-GAAP EPS results for each of the annual performance cycles are averaged. The average non-GAAP EPS is then adjusted based on the achievement by the Company of TSR relative to the Russell 3000 index for the same three-year performance cycle as follows:

If relative TSR attainment is...	Then the average EPS attainment is...
At or below the 25th percentile	Adjusted down by 25%
At 50th percentile	No adjustment
At or above the 75th Percentile	Increased by 25%
Note: Adjustments for levels achieved between the 25th, 50th, and 75th percentiles are linearly interpolated.
For the 2015 PRSUs, the TSR targets and point multipliers were all established in February 2015 by the Committee (and by the independent members of the full Board for the CEO.)

2 We define non-GAAP diluted EPS as non-GAAP net income (net income excluding the expenses associated with amortization of intangible assets, restructuring, acquisitions, goodwill impairment and amortization of debt placement fees) divided by the weighted average shares outstanding, on a diluted basis, during each period. A schedule reconciling GAAP to non-GAAP results is available on our website at www.itron.com.

PRSUs Earned and Vested In 2015 (1/1/2013 - 12/31/2015). In 2013, the NEOs at that time were granted 66.7% of their target PRSUs with vesting based on achievement of the non-GAAP EPS and relative TSR performance targets for 2013, 2014 and 2015 as outlined above. The actual award earned was calculated at the end of the three-year performance period by averaging the results of the three annual performance cycles:

Year	Percentage of Attainment
2013	0%
2014	102.42%
2015	0%
2013-2015 Average	34.14%
Note: The percentage of attainment shown is based on financial results as originally reported; actual revised results had no impact on 2013 and 2015; however, the percentage of attainment for 2014 would have been 94.44%, resulting in a 2013-2015 average of 31.48%. After careful review, and based on the circumstances of the revision and the immateriality of this adjustment, the Compensation Committee determined that it would not seek recovery of these PRSUs from any of the executives. See “Executive Summary” in this CD&A for more details on the revision. Calculation of percentage of attainment for PRSUs with future performance periods (2014-2016 and 2015-2017) will be based on the revised results.
Consistent with the terms of the LTIP, the performance attainment for the 2013 PRSUs was then adjusted downward by 25% since our TSR was below the 25th percentile of the Russell 3000 index. As a result, the NEOs earned 25.61% of their target PRSUs for the 2013-2015 performance cycle, as follows:

NEO	Target PRSUs Granted	Actual PRSUs Earned
Philip C. Mezey	24,601	6,299
John W. Holleran	14,175	3,629
Shannon M. Votava	3,150	806
Note: Messrs. Schmitz, Deitrich and Cadieux were not employed or eligible for PRSUs in 2013.
Other Practices, Policies and Guidelines
Stock Ownership Guidelines
We believe that when our executives hold an equity interest in the Company, they will be less inclined to take excessive business risks. We maintain stock ownership guidelines to encourage our key executives to own stock at least equal in value to:

Title	Multiple of Base Salary
CEO	6.0x
Executive Vice Presidents	3.0x
Senior Vice Presidents and General Counsel	2.0x
Common stock, restricted stock awards, RSUs, and stock held in the 401(k) Plan and the Employee Stock Purchase Plan all count towards satisfaction of the guidelines; however, unexercised stock options do not. We annually review the levels of stock ownership of our executives, and, based on a rolling 12-month average of our stock price as of the end of 2015, John Holleran and Thomas Deitrich are the only NEOs who have met the guidelines. The other NEOs are making progress towards meeting those guidelines. We also have stock ownership guidelines for the members of our Board.
Anti-Hedging Policy
We prohibit the NEOs and other executives from engaging in transactions designed to insulate them from changes in the Company’s stock price. Therefore, the Company has an Anti-Hedging Policy that prohibits our NEOs from entering into transactions that include (without limitation) equity swaps or short sales of our securities, margin accounts or pledges of our securities, and hedges or monetization transactions involving our securities that are designed to hedge or offset any decrease in the market value of Itron securities. In addition, the purchase or sale of puts, calls, options, or other derivative securities based on the Company’s securities is prohibited under this policy, and borrowing against any account in which our securities are held is prohibited.

Change-in-Control Agreements
We have entered into change-in-control agreements with our executives to encourage their full attention and dedication to the Company in the event of a change-in-control of the Company, and to provide them with reasonable compensation and benefits in the event of a change-in-control and a subsequent loss of employment. All equity awards granted after January 1, 2014 have “double trigger” requirements before vesting upon a change-in-control. See “EXECUTIVE COMPENSATION TABLES - Potential Payments upon Change-in-Control” in this CD&A for descriptions of the benefits provided under the change-in-control agreements.
Employment Agreements; Severance Policy
We do not have formal employment agreements with our executives. However, we do have an Executive Severance Policy for our executives that provides severance pay equal to one year’s base salary, employer benefit premium payments or reimbursements for one year, and outplacement assistance provided there is a release of claims, non-disparagement, and confidentiality agreement with the executive. In addition, the executive must enter into a one-year non-compete agreement, where enforceable.
Incentive Repayment (Clawback) Policy
Under our Incentive Repayment (Clawback) Policy, in the event of a restatement of the Company’s financial results, the Compensation Committee, as designated by the Board, may review all cash or equity incentive awards that were based in whole or in part on the achievement of certain financial results.
Where award(s) were predicated, in part or in whole, upon the achievement of certain financial results that were subsequently the subject of financial restatement and, as determined in the Compensation Committee’s discretion, the executive(s) engaged in fraud that caused or partially caused the need for the restatement, the Compensation Committee will seek forfeiture or reimbursement to the Company of the award(s) in full, net of tax. If the restatement was not due to fraud, the Compensation Committee may review the circumstances and, in its discretion to the extent practicable and allowable under applicable laws, determine to require forfeiture or reimbursement to the Company of the amount of the award(s) that exceeded the lower amount, payment or value that would have been made based on the restated financial results, net of tax.
Any recoupment under this policy may be in addition to, and shall not otherwise limit, any other remedies that may be available to the Company under applicable law, including disciplinary actions up to and including termination of employment.
As the Company was preparing to file its Annual Report on Form 10-K for fiscal year 2015, an accounting review and analysis of revenue recognition for certain software and maintenance contracts indicated that further analysis was necessary. As a result, the Company revised its 2013 and 2014 financial results and finalized its results for 2015 (all as reported in our Annual Report on Form 10-K for the year ended December 31, 2015). See “Executive Summary” in this CD&A.
Consistent with our Incentive Repayment (Clawback) Policy, the Compensation Committee reviewed the revised results and their effect on the annual cash incentives earned by our executives under the EMIP during those periods, as well as the equity incentive awards that may have been earned by our executives under the LTIP during the same timeframe. After careful review, the Compensation Committee confirmed there was no fraud involved with the financial revisions and that the adjustments to compensation for both cash and equity incentive awards were immaterial. See “2015 Performance Metrics: Non-GAAP EPS & Relative TSR,” and “PRSUs Earned and Vested in 2015 (1/1/2013-12/31/2015)” in this CD&A. Therefore, based on the circumstances of the revision and the immateriality of the resulting compensation adjustments, the Compensation Committee determined that it would not seek recovery from any of the executives.
Executive Deferred Compensation
Executives located in the U.S. are eligible to participate in our Executive Deferred Compensation Plan (EDCP). We offer the EDCP to our highly-compensated employees to give them the benefit of being able to defer some of their taxable income, which also encourages their retention with the Company. Participants may defer up to 50% of their base salary and annual cash incentive into a nonqualified account.
Executives are also permitted to elect to defer an additional portion of their base salary under the EDCP equal to the amount of any contributions returned to them during the year from the Company’s 401(k) Plan. In 2015, the Company made matching contributions to the account of each participating executive at the rate of 50% of the first 6% of base salary and annual incentive deferred by the executive during that year, which is the same matching formula as the Company’s 401(k) Plan. The employer match into the EDCP starts after the employee reaches IRS limits on the 401(k) Plan and is no longer eligible for the 401(k) match. The executives’ account balances are adjusted for hypothetical investment earnings or losses according to the returns of the specified “measurement funds” selected by the executives. The measurement funds correspond to the mutual funds available for investment under the 401(k) Plan (but currently do not include a Company stock fund).
See “EXECUTIVE COMPENSATION TABLES- 2015 Nonqualified Deferred Compensation Table” in this CD&A for more details.

General Benefits and Perquisites
Our NEOs receive the same benefits as our U.S. based salaried employees generally, including medical and dental benefits, group term life insurance, and short- and long-term disability protection. Itron also has relocation policies and benefits in place that may be applicable if an employee is required to move or has long term extended business travel to a new location.
401(k) Plan and Employee Stock Purchase Plan
Executives located in the U.S. are eligible to participate in our 401(k) Plan which provides our employees, including executives, with a 50% Company match on the first 6% of compensation deferred, subject to qualified plan limits. Similarly, executives located in the U.S. may participate in the Company’s Employee Stock Purchase Plan, along with our other U.S. employees.
We do not maintain any defined benefit or supplemental retirement programs for our NEOs.
2015 Risk Assessment
It is our belief that a majority of an executive’s total compensation should be variable “at risk” compensation, meaning it is tied to the Company’s financial performance. However, because performance-based incentives play a large role in our compensation program, we strive to ensure that incentives do not result in actions that may conflict with the long-term best interests of the Company and our shareholders. Therefore, the Committee evaluated all of our plans and policies (applicable to executives and employees below the executive level) in December 2015 for attributes that could cause excessive risk-taking. We concluded that our programs and policies do not encourage excessive risk-taking because: (a) the salary component of our program is a fixed amount; (b) the majority of the compensation paid to our executives is delivered in the form of equity ownership, which aligns the interest of our executives with those of our shareholders; (c) executive officers are subject to our executive stock ownership guidelines; and (d) the annual cash-based incentive plan and long-term incentive plans are designed with risk-mitigating characteristics such as (i) maximum award payouts based on the attainment of various and continually evolving Company financial objectives which diversify risks associated with a single indicator of performance, (ii) our equity-based incentives encourage a longer-term focus through multi-year performance periods, (iii) our risk-mitigating policies in place such as insider trading and hedging prohibitions and clawbacks, and (iv) review and approval of final awards by our Committee (and the independent members of the full Board in the case of the CEO), which is composed entirely of independent directors who have discretion under our plans to approve, modify, or eliminate any award earned.
Compensation Committee Interlocks and Insider Participation
No member of our Board’s Compensation Committee has served as an officer or employee of the Company. None of our executive officers serve as a member of the compensation committee of any other company that has an executive officer serving as a member of our Board. None of our executive officers serve as a member of the board of directors of any other company that has an executive officer serving as a member of our Board’s Compensation Committee.
Impact of Tax and Accounting
We regularly consider the various tax and accounting implications of our compensation plans. When determining the amount of long-term incentives and equity grants to executives and employees, the compensation costs associated with the grants are reviewed, as required by FASB ASC Topic 718.
Section 162(m) of the Code generally prohibits any publicly held corporation from taking a federal income tax deduction for compensation paid in excess of $1 million in any taxable year to the CEO and the next three highest compensated officers (other than the CFO). Under the current tax laws, exceptions are made for qualified performance-based compensation. The Committee may structure certain compensation programs in a manner intended to allow compensation to be deductible as qualified performance-based compensation under Section 162(m) of the Code. The Committee, however, believes that it is important for it to retain maximum flexibility in designing compensation programs that are in the best interest of the Company and its shareholders. Therefore, the Committee, while considering tax deductibility as a factor in determining compensation, may not limit compensation to those levels or types of compensation that will be deductible if it believes that the compensation is commensurate with the performance of the covered employee.

Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with Itron’s management. Based on the review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s 2015 Annual Report on Form 10-K and the Company's 2016 proxy statement.
Compensation Committee
Kirby Dyess, Chair
Jon Eliassen
Charles Gaylord
Peter Mainz
Daniel Pelino
Diana Tremblay

EXECUTIVE COMPENSATION TABLES
Summary Compensation Table
The following table provides information regarding compensation of the Company’s NEOs during 2015. The amounts shown include amounts deferred at the executives’ election. All numbers are rounded to the nearest dollar.

Summary Compensation Table
		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	All Other Compensation		Total
Name and Principal Position	Year	($)(1)	($)	($) (2)(3)	($) (2)	($) (4)	($)		($)

Philip Mezey	2015	830,769	—	1,357,321	799,998	—	45,236	(5)	3,033,324
President and CEO	2014	800,000	—	1,510,723	799,991	707,869	24,000		3,842,583
	2013	800,000	—	1,507,739	799,997	—	29,330		3,137,066

John Holleran (6)	2015	623,077	—	763,464	449,992	—	676,932	(5)	2,513,465
Former Executive Vice President and COO	2014	600,000	—	847,023	449,993	424,722	37,073		2,358,811
Advisor to the CEO	2013	600,000	—	845,638	449,995	—	24,153		1,919,786

Thomas Deitrich (7)(8)	2015	126,923	424,375	2,999,997	999,992	—	—		4,551,287
Executive Vice President and COO

W. Mark Schmitz (7)(9)	2015	479,808	—	424,143	249,996	—	32,583	(5)	1,186,530
Executive Vice President and CFO	2014	129,808	—	335,187	187,490	80,421	22,272		755,178

Michel Cadieux (7)	2015	415,384	—	339,321	199,996	—	41,825	(5)	996,526
Senior Vice President, Human Resources	2014	321,154	—	211,728	112,498	197,150	86,410		928,940

Shannon Votava (10)	2015	377,300	—	212,071	124,992	—	7,950	(5)	722,313
Vice President, General Counsel	2014	350,000	—	188,212	99,994	133,577	7,800		779,583
and Corporate Secretary	2013	350,000	—	187,895	100,007	33,775	7,650		679,327

(1)	Base salaries are reflective of the 27 pay periods in 2015 (rather than the typical 26 pay periods in a year).

(2)
These columns reflect the aggregate grant date fair value of awards granted under our Long-Term Incentive Plan (LTIP) and Amended and Restated 2010 Stock Incentive Plan (2010 SIP) determined in accordance with FASB ASC Topic 718. See Note 9 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 regarding assumptions underlying the valuation of these equity awards.

(3)
Includes the grant date fair value of 2015 Performance RSUs (PRSUs) assuming target performance achievement. As the performance-contingent awards are based on separate measurements of the Company's financial performance for each year in the three-year performance cycle, FASB ASC Topic 718 requires the grant date fair value to be calculated for the portion of the award related to performance in 2015. Therefore, the value includes one-third of the target PRSUs under the three-year performance cycle. For more details on how performance is calculated, refer to “A Closer Look at Performance-Based Restricted Stock Units (PRSUs)” in this CD&A. The grant date fair value of the performance related component is based upon the probable outcome for the award and is consistent with the estimate of aggregate compensation cost to be recognized over the performance period determined as of the grant date under FASB ASC Topic 718. As required under FASB ASC Topic 718, the full grant date fair value for the TSR multiplier for the entire three-year performance cycle is included in the amounts shown for 2015 (the year of grant) and was determined using a Monte Carlo valuation model on the date the PRSUs were awarded. Grant date fair values assuming maximum performance achievement for the 2015 portion of the PRSUs would be: P. Mezey - $1,090,634; J. Holleran - $613,446; T. Deitrich - $0; W. Schmitz - $340,788; M. Cadieux - $272,658; S. Votava - $170,394.

(4)	This column reflects the cash awards earned by the NEOs under our annual incentive program.

(5)	We value these benefits based on the actual costs or charges incurred by us for the benefits. The amounts shown under "All Other Compensation" consist of the following:

Name	401 (k) Company Contributions (11)	Executive Deferred Comp. Plan Company Match (12)	Transportation	Housing Allowance	Relocation (13)	Severance Payments (14)	Gross-up (15)
Philip Mezey	$7,950	$37,286
John Holleran	7,950	22,792	$5,160	$8,754		$632,276
Thomas Deitrich
W. Mark Schmitz	11,065				$16,686		$4,832
Michel Cadieux	8,885				18,994		13,946
Shannon Votava	7,950

(6)	In connection with his separation from the Company as COO in October 2015, Mr. Holleran remained with the Company as Advisor to the CEO through December 31, 2015 to ensure a smooth transition.

(7)	Mr. Deitrich and Messrs. Schmitz and Cadieux were not NEOs prior to 2015 and 2014, respectively, therefore compensation data for those years is not disclosed.

(8)	Mr. Deitrich joined the Company as Executive Vice President and COO effective October 10, 2015. His base salary upon hire was $550,000 and he received a sign-on bonus of $424,375.

(9)	Mr. Schmitz's salary was increased from $450,000 to $475,000 effective July 6, 2015.

(10)	Ms. Votava's salary was increased from $350,000 to $367,500 effective July 6, 2015, and increased to $382,200 effective August 31, 2015.

(11)	Messrs. Schmitz and Cadieux's values include Company contributions for the fourth quarter of 2014 that were paid in January 2015.

(12)	Deferred compensation plan details are discussed following the Nonqualified Deferred Compensation Table.

(13)
Mr. Schmitz's value represents the completion of his relocation which began in late 2014 and includes a payment for miscellaneous expenses. Mr. Cadieux's value includes temporary housing and incidental expenses while in Liberty Lake. Similar relocation benefits are provided for all management employees.

(14)
Represents severance payments made pursuant to our Executive Officer Severance Pay Policy which provides for severance pay equal to one year’s base salary, employer benefit premium payments/reimbursement for one year and outplacement assistance. Payments are subject to Mr. Holleran's compliance with the non-competition and other terms of the policy.

(15)	Represents tax gross-up payment related to the relocation benefit paid.

2015 Grants of Plan-Based Awards Table
The following table provides information regarding grants of plan-based awards to the NEOs during 2015.

Grants of Plan - Based Awards
			Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
		Board or Committee Action Date	Threshold	Target	Maximum	Threshold	Target	Maximum	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date		($) (1)	($) (1)	($) (1)	(#) (2)	(#) (2)	(#) (2)	(#) (3)	(#) (4)	($/Sh)

Philip Mezey	—	—	$250,000	$1,000,000	$1,800,000	—	—	—	—	—	—	—
	2/19/2015	2/19/2015	—	—	—	—	—	—	22,669	—	—	$799,989
	2/19/2015	2/19/2015	—	—	—	—	—	—	—	65,841	$35.29	$799,998
	2/19/2015	2/19/2015	—	—	—	17,002	45,338	90,676	—	—	—	$557,332	(5)

John Holleran	—	—	$150,000	$600,000	$1,080,000	—	—	—	—	—	—	—
	2/19/2015	2/19/2015	—	—	—	—	—	—	12,751	—	—	$449,983
	2/19/2015	2/19/2015	—	—	—	—	—	—	—	37,035	$35.29	$449,992
	2/19/2015	2/19/2015	—	—	—	9,563	25,502	51,004	—	—	—	$313,481	(5)

Thomas Deitrich	—	—	$30,890	$123,562	$222,411	—	—	—	—	—	—	—
	12/10/2015	12/10/2015	—	—	—	—	—	—	85,397	—	—	$2,999,997
	12/10/2015	12/10/2015	—	—	—	—	—	—	—	83,779	$35.13	$999,992

W. Mark Schmitz	—	—	$89,063	$356,250	$641,250	—	—	—	—	—	—	—
	2/19/2015	2/19/2015	—	—	—	—	—	—	7,084	—	—	$249,994
	2/19/2015	2/19/2015	—	—	—	—	—	—	—	20,575	$35.29	$249,996
	2/19/2015	2/19/2015	—	—	—	5,313	14,168	28,336	—	—	—	$174,148	(5)

Michel Cadieux	—	—	$75,000	$300,000	$540,000	—	—	—	—	—	—	—
	2/19/2015	2/19/2015	—	—	—	—	—	—	5,667	—	—	$199,988
	2/19/2015	2/19/2015	—	—	—	—	—	—	—	16,460	$35.29	$199,996
	2/19/2015	2/19/2015	—	—	—	4,250	11,334	22,668	—	—	—	$139,333	(5)

Shannon Votava	—	—	$49,869	$199,477	$359,058	—	—	—	—	—	—	—
	2/19/2015	2/19/2015	—	—	—	—	—	—	3,542	—	—	$124,997
	2/19/2015	2/19/2015	—	—	—	—	—	—	—	10,287	$35.29	$124,992
	2/19/2015	2/19/2015	—	—	—	2,657	7,084	14,168	—	—	—	$87,074	(5)

(1)
Represents threshold, target and maximum opportunity under the Company's annual incentive program for fiscal 2015. The annual incentive program was cancelled for 2015 and no awards were earned. Our annual incentive program is discussed under the caption "Annual Cash Incentives - The Executive Management Incentive Plan (EMIP)" in the CD&A.

(2)
Represents range of possible PRSU payouts for the three-year performance cycle beginning in 2015; earned PRSU awards are paid in Itron common stock. Our PRSUs are discussed under the caption "A Closer Look at Performance-Based Restricted Stock Units (PRSUs)"in the CD&A.

(3)	Amounts shown in this column reflect the number of time-vested RSUs granted under our 2010 SIP.

(4)	Amounts shown in this column reflect the number of options granted under our 2010 SIP.

(5)
Amounts shown are based on target performance achievement for the 2015 portion of the three-year performance cycle. As required under FASB ASC Topic 718, includes the value of the award contingent upon the Company's financial performance and the full grant date fair value for the TSR multiplier. See footnote 2 of the Summary Compensation Table for further details.

The non-equity incentive awards included in this table and also set forth in the Summary Compensation Table represent the annual incentive component of our executives’ compensation. These potential payout awards are paid in cash as a percentage of each of the NEO’s salary, based upon achievement of certain pre-determined financial performance criteria. There was no payout of non-equity incentive awards for 2015. For more details, refer to “EXECUTIVE COMPENSATION - 2015 Executive Compensation Program in Detail” section of this CD&A.
Under the Company’s LTIP for the 2013 three-year performance period (2013-2015), the threshold level of performance for the years 2013 and 2015 were not achieved. (For the first year of the new three-year performance period implemented in 2013, there is a 2-year (33.3% of the potential) and a 3-year (66.7% of the potential) component.) The amounts included in the “All Other Stock Awards” column and in the “All Other Option Awards” column represent time-vested RSUs and stock options, respectively, both of which were issued under the Company’s Amended and Restated 2010 Stock Incentive Plan (2010 SIP). For further details on these awards, see “EXECUTIVE COMPENSATION - 2015 Executive Compensation Program in Detail” in this CD&A.
Upon Mr. Holleran’s separation from the Company at the end of 2015, he received compensation and benefits consistent with our Severance Policy, which is summarized under “Potential Payments upon Termination - Executive Officer Severance Policy.”

2015 Outstanding Equity Awards at Fiscal Year-End Table
The following table provides information regarding outstanding equity awards held by each NEO as of December 31, 2015.

Outstanding Equity Awards At Fiscal Year-End
		Option Awards				Stock Awards
		Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Grant Date	(#)	(#) (1)	($)	Date	(#)		($) (5)	(#)		($)

Philip Mezey	8/7/2006	16,000		$48.51	8/7/2016
	5/14/2007	20,000		$67.43	5/14/2017
	5/5/2008	20,000		$95.78	5/5/2018
	2/11/2010	8,610		$61.56	2/11/2020
	2/24/2011	8,810		$56.65	2/24/2021
	2/16/2012	11,398		$48.23	2/16/2022
	11/15/2012	140,570		$41.36	11/15/2022
	2/22/2013	34,180	17,090	$43.38	2/22/2023
	2/22/2013					6,147	(2)	$222,398
	2/21/2014	19,652	39,305	$35.05	2/21/2024
	2/21/2014					15,216	(2)	$550,515
	5/28/2014								45,649	(3)	$1,651,581
	2/19/2015		65,841	$35.29	2/19/2025
	2/19/2015					22,669	(2)	$820,164
	2/19/2015								45,338	(4)	$1,640,329

John Holleran	2/22/2007	20,000		$62.52	2/22/2017
	5/14/2007	20,000		$67.43	5/14/2017
	5/5/2008	20,000		$95.78	5/5/2018
	2/11/2010	8,610		$61.56	2/11/2020
	2/24/2011	8,810		$56.65	2/24/2021
	2/16/2012	11,398		$48.23	2/16/2022
	2/21/2013	19,561	9,781	$42.35	2/21/2023
	2/21/2013					3,542	(2)	$128,150
	2/19/2014	10,964	21,928	$35.29	2/19/2024
	2/19/2014					8,501	(2)	$307,566
	5/28/2014								25,502	(3)	$922,662
	2/19/2015		37,035	$35.29	2/19/2025
	2/19/2015					12,751	(2)	$461,331
	2/19/2015								25,502	(4)	$922,662

Thomas Deitrich	12/10/2015		83,779	$35.13	12/10/2025
	12/10/2015					85,397	(2)	$3,089,663

W. Mark Schmitz	9/17/2014	4,509	9,018	$40.59	9/17/2024
	9/17/2014					3,080	(2)	$111,434
	9/17/2014								9,238	(3)	$334,231
	2/19/2015		20,575	$35.29	2/19/2025
	2/19/2015					7,084	(2)	$256,299
	2/19/2015								14,168	(4)	$512,598

Michel Cadieux	2/19/2014	2,741	5,482	$35.29	2/19/2024
	2/19/2014					2,125	(2)	$76,883
	5/28/2014								6,375	(3)	$230,648
	2/19/2015		16,460	$35.29	2/19/2025
	2/19/2015					5,667	(2)	$205,032
	2/19/2015								11,334	(4)	$410,064

Shannon Votava	12/12/2011	10,000		$35.65	12/12/2021
	2/16/2012	4,023		$48.23	2/16/2022
	2/21/2013	4,347	2,174	$42.35	2/21/2023
	2/21/2013					787	(2)	$28,474
	2/19/2014	2,436	4,873	$35.29	2/19/2024
	2/19/2014					1,889	(2)	$68,344
	5/28/2014								5,667	(3)	$205,032
	2/19/2015		10,287	$35.29	2/19/2025
	2/19/2015					3,542	(2)	$128,150
	2/19/2015								7,084	(4)	$256,299

(1)
One third of the options granted on February 21, 2013 vest on each of February 21, 2014, 2015 and 2016. One third of the options granted on February 22, 2013 vest on each of February 22, 2014, 2015 and 2016. One third of the options granted on February 19, 2014 vest on each of February 19, 2015, 2016 and 2017. One third of the options granted on February 21, 2014 vest on each of February 21, 2015, 2016 and 2017. One third of the options granted on September 17, 2014 vest on each of September 17, 2015, 2016 and 2017.

One third of the options granted on February 19, 2015 vest on each of February 19, 2016, 2017 and 2018. One third of the options granted on December 10, 2015 vest on each of December 10, 2016, 2017 and 2018.

(2)
Represents time-vested RSUs granted under the 2010 SIP. One third of the RSUs granted on February 21, 2013 vest on each of February 21, 2014, 2015 and 2016. One third of the RSUs granted on February 22, 2013 vest on each of February 22, 2014, 2015 and 2016. One third of the RSUs granted on February 19, 2014 vest on each of February 19, 2015, 2016 and 2017. One third of the RSUs granted on February 21, 2014 vest on each of February 21, 2015, 2016 and 2017. One third of the RSUs granted on September 17, 2014 vest on each of September 17, 2015, 2016 and 2017. One third of the RSUs granted on September 17, 2014 vest on each of September 17, 2015, 2016 and 2017. One third of the RSUs granted on February 19, 2015 vest on each of February 19, 2016, 2017 and 2018. One third of the RSUs granted on December 10, 2015 vest on each of December 10, 2016, 2017 and 2018.

(3)	Represents PRSUs granted for the three-year performance cycle beginning in 2014 assuming achievement at target levels of performance.

(4)	Represents PRSUs granted for the three-year performance cycle beginning in 2015 assuming achievement at target levels of performance.

(5)	Based on the closing price of our common stock on December 31, 2015 ($36.18).

See “2015 Executive Compensation Program in Detail - Base Salary” in this CD&A regarding severance paid to Mr. Holleran, which included the following equity awards that are reflected in the above table: 4,250 RSUs, which represent those RSUs from the February 19, 2014 grant (reflected above) that were vested as of February 19, 2016; and 3,629 PRSUs earned for the performance period 2013-2015. Mr. Holleran did not earn any PRSUs for the 2015 LTIP, and the remainder of his RSUs granted February 19, 2014 that were unvested at February 29, 2016 (date of his departure), expired by their terms. Mr. Holleran did not receive any accelerated vesting on any equity awards in connection with his termination from the Company.
2015 Option Exercises and Stock Vested Table
The following table provides information regarding stock option exercises and shares acquired upon the vesting of stock awards by the NEOs during the 2015 fiscal year.

Option Exercises and Stock Vested
	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized Upon Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name	(#)	($)(1)	(#)(2)	($)(2)(3)

Philip Mezey	5,000	211	26,240	930,091

John Holleran			15,608	554,145

Thomas Deitrich			0	0

W. Mark Schmitz			1,539	46,816

Michel Cadieux			1,062	37,478

Shannon Votava			3,659	129,956

(1)	Represents the difference between the exercise price and the fair market value of our common stock on the date of exercise.

(2)	Includes PRSUs earned for the three-year performance cycle beginning in 2013 and vested on December 31, 2015.

(3)	Based on the fair market value of our common stock on the vest date.

2015 Nonqualified Deferred Compensation Table
The following table provides information regarding the nonqualified deferred compensation of each of the NEOs for the 2015 fiscal year.

Nonqualified Deferred Compensation
	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/Distributions	Aggregate Balance at Last Fiscal Year-End
Name	($) (1)	($) (2)	($)	($)	($)

Philip Mezey	92,318	37,286	(36,077)	—	1,309,089

John Holleran	104,780	22,792	(8,798)	—	272,702

Thomas Deitrich	—	—	—	—	—

W. Mark Schmitz	—	—	—	—	—

Michel Cadieux	—	—	—	—	—

Shannon Votava	—	—	—	—	—

(1)	This deferred compensation represents amounts that are reported as compensation earned in 2015 in the Summary Compensation Table.

(2)	These amounts have been included in the Summary Compensation Table in the "All Other Compensation" column.

Executive Deferred Compensation Plan
Executives located in the U.S. are eligible to participate in the Company’s Executive Deferred Compensation Plan. Under this plan, participants may defer up to 50% of their base salary and 50% of their annual incentive to a non-qualified account. Participants may also defer an additional portion of their base salary equal to the amount of any contributions returned to them during the year from the Company’s 401(k) plan so that the 401(k) plan can satisfy the nondiscrimination requirements applicable to it. Annually, the Company makes matching contributions to the account of each participating executive at the rate of 50% of the first 6% of base salary and annual incentive deferred by the executive during that year. The employer match into the Executive Deferred Compensation Program only commences after the employee reaches IRS limits on the 401(k) plan and is no longer eligible for the 401(k) match.
Each participant’s account is adjusted for hypothetical investment earnings or losses based on the performance of the “measurement funds” in which the account is deemed to be invested. Participants allocate their accounts among the measurement funds available under the plan and can change their allocation at any time. These measurement funds are the same as the mutual funds offered for investment purposes under the Company’s 401(k) plan. Measurement funds are used solely to determine the amount of the hypothetical investment earnings or losses to be allocated to the participant’s account. The Company is not obligated to invest any assets in these funds.
Accounts are distributed (or commence to be distributed) to participants upon termination of employment with the Company and its affiliates. Distribution will generally be made (or commence to be made) within 90 days after termination. However, distribution will be delayed until six months after termination to the extent necessary to comply with the requirements of Internal Revenue Code Section 409A.
A participant’s account will be distributed in a lump sum, unless the participant elects to have it distributed in substantially equal annual installments over a period of not more than 10 years. This election must be made at the time the participant is first eligible to participate in the plan.
Potential Payments upon Termination
Executive Officer Severance Policy
The Company recognizes that it is usually difficult for executive officers whose employment is terminated involuntarily to obtain a position comparable to the one he or she has with the Company. In view of this, any executive officer who is terminated involuntarily, except if terminated for disciplinary reasons, will be entitled to receive severance pay equal to one year’s base salary, employer benefit premium payments/reimbursement for one year and outplacement assistance provided that (1) the executive releases all claims that he or she may have against the Company, (2) enters into a one year non-compete agreement (where enforceable), (3) agrees not to solicit employees for a period of one year, and (4) agrees not to disparage the Company.
The following describes Company policies, as well as payments due upon termination in accordance with the provisions of our 2010 SIP, pursuant to which all of our LTIP equity awards are granted.
Upon any termination of employment, our NEOs are entitled to receive any accrued and unpaid base salary through the date of termination.
Termination for Cause
The executive is entitled to receive any accrued and unpaid base salary through the date of termination. All options granted automatically expire when terminated for cause and all unvested time-vested RSUs and all unvested awards under the LTIP and the EMIP are forfeited in the event of termination for cause.
Termination Due to Death, Disability, or Retirement

•
Time-vested RSUs: If termination is due to retirement, any unvested RSUs granted under the 2010 SIP would immediately terminate. However, any unvested RSUs will vest immediately upon termination due to death or disability (as defined in the 2010 SIP).

•
Stock Options: Upon retirement, all unvested options automatically expire and options that were granted under the 2010 SIP would remain exercisable until the earlier of three years following termination or the option expiration date. If termination is due to death or disability, all unvested options become exercisable and remain exercisable until the earlier of one year following the date of termination or the date on which the options expire by their terms.

•
Performance-Based RSUs (PRSUs): If termination occurs due to death or disability during the performance period, the awards will be vested based on actual performance at the conclusion of the performance period. If termination occurs due to retirement, the awards will be vested at actual performance and pro-rated based on the number of calendar days between the beginning of the performance period and the date of retirement. Vested units generally will be settled at the original vesting date set forth in the award agreement, and in accordance with the provisions of Section 409A of the Code.

•
Annual Incentive Plan: For awards under the EMIP, participants would receive a prorated award (assuming an award is earned) based on the number of calendar days employed during the performance period and such payout, if any, will be made at the same time as the other participants.

•
Definition of Retirement: For purposes of stock options granted since 2008 as well as all awards granted under the 2010 SIP to NEOs located in the U.S., “retirement” means the earlier of age 65 or age 55 with at least 10 years of service with Itron. For awards outstanding under the Company’s prior 2000 Stock Incentive Plan (2000 SIP), other than stock options granted in 2008 or later, “retirement” means attainment of age 65.

Voluntary Termination or Termination without Cause

•
Stock Options: All unvested options automatically expire due to voluntary termination or termination by the Company without cause. Any vested options would remain exercisable until the earlier of 90 days following termination of employment or the date on which the options expire by their terms.

•	Time-vested RSUs: All unvested RSUs are forfeited upon voluntary termination or termination without cause.

•
Performance-Based RSUs (PRSUs): All unvested PRSUs are forfeited upon voluntary termination or termination without cause. Vested units will be settled in accordance with the provisions of Section 409A of the Code.

•
Annual Incentive Plan: The bonus under the EMIP would be forfeited in its entirety if the NEO is not employed by the Company or working as a service contractor for the Company at the time of the payout. The 2015 EMIP was cancelled so there will be no payouts from that plan to anyone.

Potential Payments upon Change-in-Control
The following describes the material provisions of the change-in-control agreements that we entered into with our NEOs in January of 2013 or later. The change-in-control agreements provide for the following benefits if there is a change-in-control and the NEO’s employment is terminated by the Company without cause or by the NEO for “good reason:”

•
Severance Benefit: The change-in-control agreements provide Messrs. Mezey, Holleran, Deitrich, and Schmitz with a severance benefit equal to 2.5 times the sum of base salary and target annual incentive opportunity. For Ms. Votava and Mr. Cadieux, the benefit is equal to 2 times the sum of base salary and target annual incentive opportunity. For all, the benefit is paid in cash in one lump sum.

•
Pro-Rata Annual Incentive for Year of Termination: The change-in-control agreements provide for a payment based on the greater of target opportunity or actual performance (as determined by the Board), prorated for the time worked during the year of termination.

•
Welfare Benefit Continuation: The change-in-control agreements provide Messrs. Mezey, Holleran, Deitrich and Schmitz with 2.5 years of life and disability insurance coverage (with no tax gross-up). For Ms. Votava and Mr. Cadieux, this benefit is equal to 2 years of life and disability insurance coverage (with no tax gross-up). The Agreements also provide our NEOs and their dependents with the same respective years of health care coverage.

•
Equity Award Vesting and Acceleration (Double Trigger): The change-in-control agreements provide that for equity awards granted after January 1, 2014, any acceleration is “double trigger” and thus will occur only upon a change-in-control and a qualifying termination (a termination without cause or for good reason). Equity granted prior to January 1, 2014 will accelerate at the time of the change-in-control, and PRSU awards would be based on the greater of target opportunity or actual performance, as determined by the Board, pro-rated for the portion of the performance period as of the date of the change-in-control. All vesting acceleration is subject to consummation of the change-in-control transaction.

•	Excise Tax Gross-Up: There are no effective provisions for an excise tax gross-up.

•	Legal Fees: The change-in-control agreements provide that NEOs will be reimbursed for legal fees and expenses incurred in seeking to enforce the change-in-control agreement.

•
Restrictive Covenants: The change-in-control agreements include restrictive covenants relating to non-solicitation (one-year) and non-disparagement and require a release of all claims against the Company.

•	Definition of Change-in-Control: For purposes of the change-in-control agreements, a “change-in-control” generally consists of any of the following:

•	An acquisition of 25 percent or more of our voting securities;

•	Our current Board of Directors (and their approved successors) ceasing to constitute a majority of the Board;

•
Consummation of any merger or consolidation with or into another corporation, the effect of which would be that our Board would consist of a majority of directors who were not members of the Board prior to the merger or consolidation; or

•	Consummation of any sale or disposition of all or substantially all of our assets, or the approval by our shareholders of a plan of complete liquidation or dissolution of the Company.

•
Definition of Good Reason: For purposes of the change-in-control agreements, “good reason” for termination by the NEO of his or her employment generally means any one of the following acts by the Company following a change-in-control:

•	An adverse change in the NEO’s duties, status or position as an executive officer;

•	A reduction in the NEO’s base salary;

•	A reduction in the NEO’s annual bonus or long-term incentive opportunity;

•	The failure to continue to provide welfare, medical, and other fringe benefits which in the aggregate are substantially similar to those provided immediately prior to the change-in-control;

•	The requirement for the NEO to be based at an office more than 50 miles from the NEO’s office prior to the change-in-control; or

•	The failure by the Company or successor company to assume or agree to perform the provisions of the change-in-control agreement.
See also “Termination Payment Tables for NEOs” in this CD&A.
2010 SIP Change-in-Control Provisions
Our 2010 SIP provides that in the event of a change-in-control, as defined in our change-in-control agreements described above, unless otherwise provided in the award agreement, generally awards will be assumed or substituted for by the surviving corporation, and will accelerate only if not so assumed or substituted. The vesting and payout of PRSUs will be governed by the award agreement, as described below.
Performance-Based (PRSU) Change-in-Control Provisions
If a change-in-control occurs during the following performance periods (2013-2015) under the 2013 grant; (2014-2016) under the 2014 grant; or (2015-2017) under the 2015 grant, the PRSU awards will be vested at the greater of target or actual performance for the year, and pro-rated based on the number of calendar days between the beginning of the performance period and the change-in-control (i) in the event the awards are not assumed by the acquiring entity, or (ii) the beginning of the performance period and the date of termination of employment in the event the awards are assumed by the acquiring entity.
Termination Payment Tables for NEOs
The tables below reflect the estimated amount of incremental compensation payable to each of our NEOs in the event of termination of employment or change-in-control. The tables do not include benefits generally available to all employees on a non-discriminatory basis or payments and benefits that the NEOs would have already earned during their employment with us, whether or not a termination or change-in-control event had occurred. The amounts shown assume that such termination or change-in-control was effective as of December 31, 2015. With the exception of Mr. Holleran, the actual amounts to be paid out can only be determined at the time of such executive’s termination or upon a change-in-control, as applicable. Mr. Holleran received severance in accordance with our Severance Policy, which is summarized under “Potential Payments upon Termination - Executive Officer Severance Policy.” Severance payments to Mr. Holleran included one year’s base salary ($600,000), employer benefit premium payments for one year ($14,776) and outplacement assistance ($17,500).

Summary of Termination Payments Philip Mezey
Executive Benefits (1)	Termination for Cause	Voluntary Termination	Death	Disability	Retirement	Termination Without Cause	Change-in-Control	Termination Without Cause or by Executive for Good Reason Following a Change-in-Control
Annual Incentive (2)	$—	$—	$—	$—	$—	$—	$1,000,000	$1,000,000
Accelerated Stock Options (3)	$—	$—	$103,013	$103,013	$—	$—	$—	$103,013
Severance (4)	$—	$—	$—	$—	$—	$829,607	$—	$4,500,000
Benefit Continuation	$—	$—	$—	$—	$—	$—	$—	$51,519
Accelerated RSUs (5)	$—	$—	$1,593,078	$1,593,078	$—	$—	$222,398	$1,593,078
Accelerated Performance RSUs (PRSUs) (6)	$—	$—	$3,519,807	$3,519,807	$1,874,224	$—	$662,166	$2,536,391

(1)
The above table does not include amounts under our Executive Deferred Compensation Plan, stock option awards that are fully vested, earned salary, and accrued vacation as those items are earned and due to the employee regardless of such termination or change-in-control events. It also does not include amounts payable under life insurance coverage, our accidental death & dismemberment coverage or our business travel accident coverage, which are programs available to all employees. Under the change-in-control agreement with this executive the term is 24 months following a change-in-control and the severance payment is equal to 2.5 times the sum of the executive's base salary and target annual bonus. Each form of payment is mutually exclusive based on the individual circumstances or events and therefore represents a single payment and should not be added together.

(2)
Pursuant to our change-in-control agreement with this executive, the annual bonus payable in the event of termination following a change-in-control is the greater of target or the actual amount earned. For 2015, the annual incentive plan was cancelled resulting in a $0 payout, thus actual performance was below target. Value represents the difference between the target value under the annual incentive program for 2015 and the amount earned based on actual performance in 2015.

(3)
Represents in-the-money value of accelerated stock options based on the closing price of our common stock on December 31, 2015 ($36.18). Beginning with grants made in 2014, stock options will accelerate only if they are not assumed or substituted, and otherwise provide for a double trigger; values presume that the acquirer assumes outstanding stock options.

(4)
Effective April 29, 2014, the Executive Officer Severance Pay Policy provides an executive officer, who is terminated involuntarily, a severance payment equal to 1 times base salary plus one year of continued benefits and outplacement. The change-in-control agreements provide for a severance payment equal to 2.5 times the sum of base salary and target annual bonus.

(5)
For the time-vested RSUs, upon termination due to death or disability, represents the accelerated value of the RSUs based on the closing price of our common stock on December 31, 2015 ($36.18). Change-in-control amounts represent the accelerated value of all outstanding unvested RSU awards granted prior to 2014 based on the closing price of our stock on December 31, 2015 ($36.18). Beginning with grants made in 2014, upon a change-in-control only (single trigger) RSUs that are not assumed by an acquirer will accelerate; values presume that the acquirer assumes applicable outstanding RSUs.

(6)
Upon a termination due to death or disability, awards will vest based on actual performance at the conclusion of the performance periods. Upon a termination due to retirement, awards will vest based on actual performance and are pro-rated based on the number of completed calendar days during the performance period; values assume target performance has been achieved. Pursuant to our award agreements with this executive the PRSUs outstanding as of the change-in-control will be vested at the greater of target or actual performance for the year, and pro-rated based on the number of calendar days between the beginning of the performance period and the change-in-control. As of December 31, 2015, two three-year performance cycles (2014-2016 and 2015-2017) are not yet complete and target performance is presumed. For the 2013-2015 performance cycle, target payouts were used since actual payouts are less than target for the cycle. Beginning with grants made in 2014, upon a change-in-control only (single trigger) PRSUs that are not assumed by an acquirer will accelerate; values presume that the acquirer assumes applicable outstanding PRSUs. Upon a change-in-control only, value represents the incremental difference in values between target and actual performance. Values are based on the closing price of our common stock on December 31, 2015 ($36.18).

Summary of Termination Payments Thomas Deitrich
Executive Benefits (1)	Termination for Cause	Voluntary Termination	Death	Disability	Retirement	Termination Without Cause	Change-in-Control	Termination Without Cause or by Executive for Good Reason Following a Change-in-Control
Annual Incentive (2)	$—	$—	$—	$—	$—	$—	$123,562	$123,562
Accelerated Stock Options (3)	$—	$—	$87,968	$87,968	$—	$—	$—	$87,968
Severance (4)	$—	$—	$—	$—	$—	$580,497	$—	$2,750,000
Benefit Continuation	$—	$—	$—	$—	$—	$—	$—	$53,742
Accelerated RSUs (5)	$—	$—	$3,089,663	$3,089,663	$—	$—	$—	$3,089,663
Accelerated Performance RSUs (PRSUs) (6)	$—	$—	$—	$—	$—	$—	$—	$—

(1)
The above table does not include amounts under our Executive Deferred Compensation Plan, stock option awards that are fully vested, earned salary, and accrued vacation as those items are earned and due to the employee regardless of such termination or change-in-control events. It also does not include amounts payable under life insurance coverage, our accidental death & dismemberment coverage or our business travel accident coverage, which are programs available to all employees. Under the change-in-control agreement with this executive the term is 24 months following a change-in-control and the severance payment is equal to 2.5 times the sum of the executive's base salary and target annual bonus. Each form of payment is mutually exclusive based on the individual circumstances or events and therefore represents a single payment and should not be added together.

(2)
Pursuant to our change-in-control agreement with this executive, the annual bonus payable in the event of termination following a change-in-control is the greater of target or the actual amount earned. For 2015, the annual incentive plan was cancelled resulting in a $0 payout, thus actual performance was below target. Value represents the difference between the target value under the annual incentive program for 2015 and the amount earned based on actual performance in 2015.

(3)
Represents in-the-money value of accelerated stock options based on the closing price of our common stock on December 31, 2015 ($36.18). Beginning with grants made in 2014, stock options will accelerate only if they are not assumed or substituted, and otherwise provide for a double trigger; values presume that the acquirer assumes outstanding stock options.

(4)
Effective April 29, 2014, the Executive Officer Severance Pay Policy provides an executive officer, who is terminated involuntarily, a severance payment equal to 1 times base salary plus one year of continued benefits and outplacement. The change-in-control agreements provide for a severance payment equal to 2.5 times the sum of base salary and target annual bonus.

(5)
For the time-vested RSUs, upon termination due to death or disability, represents the accelerated value of the RSUs based on the closing price of our common stock on December 31, 2015 ($36.18). Change-in-control amounts represent the accelerated value of all outstanding unvested RSU awards granted prior to 2014 based on the closing price of our stock on December 31, 2015 ($36.18). Beginning with grants made in 2014, upon a change-in-control only (single trigger) RSUs that are not assumed by an acquirer will accelerate; values presume that the acquirer assumes applicable outstanding RSUs.

(6)	Mr. Deitrich did not have any outstanding PRSUs as of December 31, 2015.

Summary of Termination Payments W. Mark Schmitz
Executive Benefits (1)	Termination for Cause	Voluntary Termination	Death	Disability	Retirement	Termination Without Cause	Change-in-Control	Termination Without Cause or by Executive for Good Reason Following a Change-in-Control
Annual Incentive (2)	$—	$—	$—	$—	$—	$—	$356,250	$356,250
Accelerated Stock Options (3)	$—	$—	$18,312	$18,312	$—	$—	$—	$18,312
Severance (4)	$—	$—	$—	$—	$—	$498,104	$—	$2,078,125
Benefit Continuation	$—	$—	$—	$—	$—	$—	$—	$35,260
Accelerated RSUs (5)	$—	$—	$367,734	$367,734	$—	$—	$—	$367,734
Accelerated Performance RSUs (PRSUs) (6)	$—	$—	$846,829	$846,829	$393,327	$—	$—	$393,327

(1)
The above table does not include amounts under our Executive Deferred Compensation Plan, stock option awards that are fully vested, earned salary, and accrued vacation as those items are earned and due to the employee regardless of such termination or change-in-control events. It also does not include amounts payable under life insurance coverage, our accidental death & dismemberment coverage or our business travel accident coverage, which are programs available to all employees. Under the change-in-control agreement with this executive the term is 24 months following a change-in-control and the severance payment is equal to 2.5 times the sum of the executive's base salary and target annual bonus. Each form of payment is mutually exclusive based on the individual circumstances or events and therefore represents a single payment and should not be added together.

(2)
Pursuant to our change-in-control agreement with this executive, the annual bonus payable in the event of termination following a change-in-control is the greater of target or the actual amount earned. For 2015, the annual incentive plan was cancelled resulting in a $0 payout, thus actual performance was below target. Value represents the difference between the target value under the annual incentive program for 2015 and the amount earned based on actual performance in 2015.

(3)
Represents in-the-money value of accelerated stock options based on the closing price of our common stock on December 31, 2015 ($36.18). Beginning with grants made in 2014, stock options will accelerate only if they are not assumed or substituted, and otherwise provide for a double trigger; values presume that the acquirer assumes outstanding stock options.

(4)
Effective April 29, 2014, the Executive Officer Severance Pay Policy provides an executive officer, who is terminated involuntarily, a severance payment equal to 1 times base salary plus one year of continued benefits and outplacement. The change-in-control agreements provide for a severance payment equal to 2.5 times the sum of base salary and target annual bonus.

(5)
For the time-vested RSUs, upon termination due to death or disability, represents the accelerated value of the RSUs based on the closing price of our common stock on December 31, 2015 ($36.18). Change-in-control amounts represent the accelerated value of all outstanding unvested RSU awards granted prior to 2014 based on the closing price of our stock on December 31, 2015 ($36.18). Beginning with grants made in 2014, upon a change-in-control only (single trigger) RSUs that are not assumed by an acquirer will accelerate; values presume that the acquirer assumes applicable outstanding RSUs.

(6)
Upon a termination due to death or disability, awards will vest based on actual performance at the conclusion of the performance periods. Upon a termination due to retirement, awards will vest based on actual performance and are pro-rated based on the number of completed calendar days during the performance period; values assume target performance has been achieved. Pursuant to our award agreements with this executive the PRSUs outstanding as of the change-in-control will be vested at the greater of target or actual performance for the year, and pro-rated based on the number of calendar days between the beginning of the performance period and the change-in-control. As of December 31, 2015, two three-year performance cycles (2014-2016 and 2015-2017) are not yet complete and target performance is presumed. For the 2013-2015 performance cycle, target payouts were used since actual payouts are less than target for the cycle. Beginning with grants made in 2014, upon a change-in-control only (single trigger) PRSUs that are not assumed by an acquirer will accelerate; values presume that the acquirer assumes applicable outstanding PRSUs. Upon a change-in-control only, value represents the incremental difference in values between target and actual performance. Values are based on the closing price of our common stock on December 31, 2015 ($36.18).

Summary of Termination Payments Michel Cadieux
Executive Benefits (1)	Termination for Cause	Voluntary Termination	Death	Disability	Retirement	Termination Without Cause	Change-in-Control	Termination Without Cause or by Executive for Good Reason Following a Change-in-Control
Annual Incentive (2)	$—	$—	$—	$—	$—	$—	$300,000	$300,000
Accelerated Stock Options (3)	$—	$—	$19,528	$19,528	$—	$—	$—	$19,528
Severance (4)	$—	$—	$—	$—	$—	$430,295	$—	$1,400,000
Benefit Continuation	$—	$—	$—	$—	$—	$—	$—	$42,590
Accelerated RSUs (5)	$—	$—	$281,915	$281,915	$—	$—	$—	$281,915
Accelerated Performance RSUs (PRSUs) (6)	$—	$—	$640,712	$640,712	$290,188	$—	$—	$290,188

(1)
The above table does not include amounts under our Executive Deferred Compensation Plan, stock option awards that are fully vested, earned salary, and accrued vacation as those items are earned and due to the employee regardless of such termination or change-in-control events. It also does not include amounts payable under life insurance coverage, our accidental death & dismemberment coverage or our business travel accident coverage, which are programs available to all employees. Under the change-in-control agreement with this executive the term is 24 months following a change-in-control and the severance payment is equal to 2 times the sum of the executive's base salary and target annual bonus. Each form of payment is mutually exclusive based on the individual circumstances or events and therefore represents a single payment and should not be added together.

(2)
Pursuant to our change-in-control agreement with this executive, the annual bonus payable in the event of termination following a change-in-control is the greater of target or the actual amount earned. For 2015, the annual incentive plan was cancelled resulting in a $0 payout, thus actual performance was below target. Value represents the difference between the target value under the annual incentive program for 2015 and the amount earned based on actual performance in 2015.

(3)
Represents in-the-money value of accelerated stock options based on the closing price of our common stock on December 31, 2015 ($36.18). Beginning with grants made in 2014, stock options will accelerate only if they are not assumed or substituted, and otherwise provide for a double trigger; values presume that the acquirer assumes outstanding stock options.

(4)
Effective April 29, 2014, the Executive Officer Severance Pay Policy provides an executive officer, who is terminated involuntarily, a severance payment equal to 1 times base salary plus one year of continued benefits and outplacement. The change-in-control agreements provide for a severance payment equal to 2 times the sum of base salary and target annual bonus.

(5)
For the time-vested RSUs, upon termination due to death or disability, represents the accelerated value of the RSUs based on the closing price of our common stock on December 31, 2015 ($36.18). Change-in-control amounts represent the accelerated value of all outstanding unvested RSU awards granted prior to 2014 based on the closing price of our stock on December 31, 2015 ($36.18). Beginning with grants made in 2014, upon a change-in-control only (single trigger) RSUs that are not assumed by an acquirer will accelerate; values presume that the acquirer assumes applicable outstanding RSUs.

(6)
Upon a termination due to death or disability, awards will vest based on actual performance at the conclusion of the performance periods. Upon a termination due to retirement, awards will vest based on actual performance and are pro-rated based on the number of completed calendar days during the performance period; values assume target performance has been achieved. Pursuant to our award agreements with this executive the PRSUs outstanding as of the change-in-control will be vested at the greater of target or actual performance for the year, and pro-rated based on the number of calendar days between the beginning of the performance period and the change-in-control. As of December 31, 2015, two three-year performance cycles (2014-2016 and 2015-2017) are not yet complete and target performance is presumed. For the 2013-2015 performance cycle, target payouts were used since actual payouts are less than target for the cycle. Beginning with grants made in 2014, upon a change-in-control only (single trigger) PRSUs that are not assumed by an acquirer will accelerate; values presume that the acquirer assumes applicable outstanding PRSUs. Upon a change-in-control only, value represents the incremental difference in values between target and actual performance. Values are based on the closing price of our common stock on December 31, 2015 ($36.18).

Summary of Termination Payments Shannon Votava
Executive Benefits (1)	Termination for Cause	Voluntary Termination	Death	Disability	Retirement	Termination Without Cause	Change-in-Control	Termination Without Cause or by Executive for Good Reason Following a Change-in-Control
Annual Incentive (2)	$—	$—	$—	$—	$—	$—	$199,477	$199,477
Accelerated Stock Options (3)	$—	$—	$13,492	$13,492	$—	$—	$—	$13,492
Severance (4)	$—	$—	$—	$—	$—	$398,379	$—	$1,261,260
Benefit Continuation	$—	$—	$—	$—	$—	$—	$—	$14,358
Accelerated RSUs (5)	$—	$—	$224,967	$224,967	$—	$—	$28,474	$224,967
Accelerated Performance RSUs (PRSUs) (6)	$—	$—	$490,492	$490,492	$251,079	$—	$84,806	$335,885

(1)
The above table does not include amounts under our Executive Deferred Compensation Plan, stock option awards that are fully vested, earned salary, and accrued vacation as those items are earned and due to the employee regardless of such termination or change-in-control events. It also does not include amounts payable under life insurance coverage, our accidental death & dismemberment coverage or our business travel accident coverage, which are programs available to all employees. Under the change-in-control agreement with this executive the term is 24 months following a change-in-control and the severance payment is equal to 2 times the sum of the executive's base salary and target annual bonus. Each form of payment is mutually exclusive based on the individual circumstances or events and therefore represents a single payment and should not be added together.

(2)
Pursuant to our change-in-control agreement with this executive, the annual bonus payable in the event of termination following a change-in-control is the greater of target or the actual amount earned. For 2015, the annual incentive plan was cancelled resulting in a $0 payout, thus actual performance was below target. Value represents the difference between the target value under the annual incentive program for 2015 and the amount earned based on actual performance in 2015.

(3)
Represents in-the-money value of accelerated stock options based on the closing price of our common stock on December 31, 2015 ($36.18). Beginning with grants made in 2014, stock options will accelerate only if they are not assumed or substituted, and otherwise provide for a double trigger; values presume that the acquirer assumes outstanding stock options.

(4)
Effective April 29, 2014, the Executive Officer Severance Pay Policy provides an executive officer, who is terminated involuntarily, a severance payment equal to 1 times base salary plus one year of continued benefits and outplacement. The change-in-control agreements provide for a severance payment equal to 2 times the sum of base salary and target annual bonus.

(5)
For the time-vested RSUs, upon termination due to death or disability, represents the accelerated value of the RSUs based on the closing price of our common stock on December 31, 2015 ($36.18). Change-in-control amounts represent the accelerated value of all outstanding unvested RSU awards granted prior to 2014 based on the closing price of our stock on December 31, 2015 ($36.18). Beginning with grants made in 2014, upon a change-in-control only (single trigger) RSUs that are not assumed by an acquirer will accelerate; values presume that the acquirer assumes applicable outstanding RSUs.

(6)
Upon a termination due to death or disability, awards will vest based on actual performance at the conclusion of the performance periods. Upon a termination due to retirement, awards will vest based on actual performance and are pro-rated based on the number of completed calendar days during the performance period; values assume target performance has been achieved. Pursuant to our award agreements with this executive the PRSUs outstanding as of the change-in-control will be vested at the greater of target or actual performance for the year, and pro-rated based on the number of calendar days between the beginning of the performance period and the change-in-control. As of December 31, 2015, two three-year performance cycles (2014-2016 and 2015-2017) are not yet complete and target performance is presumed. For the 2013-2015 performance cycle, target payouts were used since actual payouts are less than target for the cycle. Beginning with grants made in 2014, upon a change-in-control only (single trigger) PRSUs that are not assumed by an acquirer will accelerate; values presume that the acquirer assumes applicable outstanding PRSUs. Upon a change-in-control only, value represents the incremental difference in values between target and actual performance. Values are based on the closing price of our common stock on December 31, 2015 ($36.18).

ITEM 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table gives certain information about our equity compensation plans in effect as of December 31, 2015.

Plan Category	Number of Shares to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Shares Remaining Available for Issuance Under Equity Compensation Plans (excluding shares reflected in column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders (1)	1,936,603	$48.31 (2)	2,992,613 (3)
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	1,936,603	$48.31 (2)	2,992,613 (3)

(1)
Under the provisions of the Itron Amended and Restated 2010 Stock Incentive Plan (2010 Plan), the Company may grant stock awards, stock units, performance shares, stock appreciation rights, and performance units (collectively Awards) in addition to stock options. For purposes of this table, the number of performance shares included are determined based on achievement of target performance goals.

(2)	The weighted-average exercise price pertains only to outstanding options and excludes 735,646 shares issuable upon vesting of outstanding Awards.

(3)	This number includes 2,600,999 shares available for issuance under the 2010 Plan and 391,614 shares available for issuance under the 2012 Employee Stock Purchase Plan.

The following table provides information with respect to the beneficial ownership of our common stock as of June 15, 2016 by:

■	each of our directors;

■	each of our executive officers listed in the Summary Compensation Table;

■	all of our director nominees, directors, and executive officers as a group; and

■	each person that we know beneficially owns more than 5% of our common stock.
The percentage ownership data is based on 38,242,461 shares of our common stock outstanding as of June 15, 2016. Under SEC rules, beneficial ownership includes shares over which the indicated beneficial owner exercises voting and/or investment power. Shares of common stock subject to options that are currently exercisable or will become exercisable within 60 days are deemed outstanding for computing the number of shares and the percentage ownership of the person holding the option, but are not deemed outstanding for purposes of computing the percentage ownership of any other person. Except as otherwise noted, we believe that the beneficial owners of the shares of common stock listed below have sole voting and investment power with respect to all shares beneficially owned, subject to applicable community property laws.

	Shares Beneficially Owned
Name	Number	Percent
Directors and Executive Officers:
Philip C. Mezey (1)	436,974	1.1%
W. Mark Schmitz (2)	28,168	*
Thomas L. Deitrich (3)	97,881	*
John W. Holleran (4)	3,427	*
Michel C. Cadieux (5)	23,574	*
Shannon M. Votava (6)	41,327	*
Kirby A. Dyess (7)	16,823	*
Jon E. Eliassen (8)	22,636	*
Charles H. Gaylord, Jr. (9)	20,409	*
Thomas S. Glanville (10)	25,032	*
Frank M. Jaehnert (11)	3,967	*
Jerome J. Lande (12)	5,445	*
Timothy M. Leyden (13)	4,598	*
Peter Mainz (14)	2,211	*
Sharon L. Nelson (15)	17,457	*
Daniel S. Pelino (16)	5,319	*
Gary E. Pruitt (17)	27,381	*
Diana D. Tremblay (18)	3,967	*
Lynda L. Ziegler (19)	9,547	*
All directors and executive officers as a group (19 persons) (20)	796,143	2.1%

Greater-Than-5% Beneficial Owners:

BlackRock, Inc. (21) 40 East 52nd Street New York, NY 10022	4,697,733	12.3%
Scopia Capital Management LP (22) 152 West 57th Street, 33rd Floor New York, New York 10019	4,475,084	11.7%
Fairpointe Capital LLC (23) 1 N. Franklin Ste. 3300 Chicago, IL 60606	3,442,744	9.0%
Harris Associates L.P. (24) 111 South Wacker Drive, Suite 4600 Chicago, IL 60606	3,156,690	8.3%
Vanguard Group (25) 100 Vanguard Blvd. Malvern, PA 19355	2,789,068	7.3%

*	Less than 1%.

(1)	Includes 337,909 shares issuable on exercise of outstanding options exercisable within 60 days at a weighted average exercise price of $46.79 per share.

(2)	Includes 11,367 shares issuable on exercise of outstanding options exercisable within 60 days at a weighted average exercise price of $37.39 per share.

(3)	Represents shares owned as of June 15, 2016.

(4)	Represents shares owned as of June 15, 2016.

(5)	Includes 10,968 shares issuable on exercise of outstanding options exercisable within 60 days at a weighted average exercise price of $35.29 per share.

(6)	Includes 28,845 shares issuable on exercise of outstanding options exercisable within 60 days at a weighted average exercise price of $38.82 per share.

(7)	Includes 4,099 shares issuable on exercise of outstanding options exercisable within 60 days at a weighted average exercise price of $66.87 per share.

(8)	Includes 5,144 shares issuable on exercise of outstanding options exercisable within 60 days at a weighted average exercise price of $67.55 per share.

(9)
Includes 3,486 shares issuable on exercise of outstanding options exercisable within 60 days at a weighted average exercise price of $70.81 per share. Also includes 2,000 shares held in a trust with Mr. Gaylord and his spouse as trustees, who share voting and investment power over these shares.

(10)	Includes 4,712 shares issuable on exercise of outstanding options exercisable within 60 days at a weighted average exercise price of $63.96 per share.

(11)	Represents shares owned as of June 15, 2016.

(12)	Represents shares owned as of June 15, 2016.

(13)	Represents shares owned as of June 15, 2016.

(14)	Represents shares owned as of June 15, 2016.

(15)	Includes 3,486 shares issuable on exercise of outstanding options exercisable within 60 days at a weighted average exercise price of $70.81 per share.

(16)	Represents shares owned as of June 15, 2016.

(17)	Includes 8,486 shares issuable on exercise of outstanding options exercisable within 60 days at a weighted average exercise price of $61.97 per share.

(18)	Represents shares owned as of June 15, 2016.

(19)	Represents shares owned as of June 15, 2016.

(20)	Includes 825,078 shares issuable on exercise of outstanding options that are held by all directors and executive officers and are exercisable within 60 days.

(21)
Information is based on Amendment No. 13 to a Schedule 13G filed with the SEC on January 8, 2016 by BlackRock, Inc., reporting beneficial ownership as of December 31, 2015 on behalf of its investment advisory subsidiaries, BlackRock Advisors LLC, BlackRock Asset Management Canada Limited, BlackRock Asset Management Ireland Limited, BlackRock Asset Management Schweiz AG, BlackRock Capital Management, BlackRock Fund Advisors, BlackRock Institutional Trust Company, N.A., BlackRock Investment Management, LLC, BlackRock (Luxembourg) S.A., BlackRock Life Ltd, BlackRock Investment Management (Australia) Limited, and BlackRock Investment Management UK Ltd. The Schedule 13G indicates that BlackRock Fund Advisors beneficially owns 5% or greater of these shares reported, and that BlackRock, Inc. has sole voting power over 4,602,984 of these shares, and sole dispositive power over all of these shares.

(22)
Information is based on Amendment No. 8 to a Schedule 13D filed with the SEC on March 14, 2016 by Scopia Capital Management LP (“Scopia”) (jointly with others as described below), reporting beneficial ownership as of March 10, 2016, and supplemented with information based on a Form 4 filed by Scopia (jointly with others as described below) with the SEC on April 4, 2016. According to these filings, Scopia beneficially owns 4,475,084 shares of Common Stock by virtue of having sole voting power over 4,475,084 shares of Common Stock and sole power to dispose of 4,475,084 shares of Common Stock in its role as investment advisor for certain funds, consisting of a managed account and the following investment advisory subsidiaries: Scopia Long LLC; Scopia LB LLC; Scopia PX LLC; Scopia Partners LLC; Scopia Long QP LLC; Scopia Long International Master Fund LP; Scopia Windmill Fund LP; Scopia International Master Fund LP; Scopia PX International Master Fund LP; and Scopia LB International Master Fund LP. These filings further indicate that Scopia Management, Inc., as the general partner of Scopia, beneficially owns 4,475,084 shares of Common Stock by virtue of having sole voting power and dispositive power of 4,475,084 shares of Common Stock, and Messrs. Matthew Sirovich and Jeremy Mindich, as the managing directors of Scopia Management, Inc., each beneficially own 4,475,084 shares of Common Stock by virtue of having shared voting power and dispositive power of 4,475,084 shares of Common Stock.

(23)
Information is based on Amendment No. 4 to a Schedule 13G filed with the SEC on February 10, 2016 by Fairpointe Capital LLC (Fairpointe), reporting beneficial ownership as of December 31, 2015. The Schedule 13G indicates that Fairpointe has sole voting power over 3,342,412 of these shares, and sole dispositive power over all but 64,250 shares over which it shares dispositive power.

(24)
Information is based on a Schedule 13G filed with the SEC on February 10, 2016 by Harris Associates L.P. (Harris) reporting beneficial ownership as of December 31, 2015. The Schedule indicates that Harris has sole voting power and sole dispositive power over 2,888,165 of these shares.

(25)
Information is based on Amendment No. 3 to a Schedule 13G filed with the SEC on February 10, 2016 by The Vanguard Group (Vanguard), reporting beneficial ownership as of December 31, 2015. The Schedule 13G indicates that Vanguard has sole dispositive power over 2,739,601 of these shares, and shared dispositive power over 49,467 of these shares. Vanguard has sole voting power over 48,771 of these shares.
ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
There were no related person transactions required to be disclosed pursuant to Item 404(a) of Regulation S-K in fiscal year 2015. In order to determine this, the Board requires our executive officers, directors, or director nominees to disclose certain information related to related person transactions. A “related person transaction” generally is a transaction (including any indebtedness or a guarantee of indebtedness) that involves the Company’s directors, executive officers, director nominees, 5% or more beneficial owners of the Company’s common stock, immediate family members of these persons, or entities in which one of these persons has a direct or indirect material interest. The current threshold required to be disclosed under SEC regulations is $120,000. Under its charter, the Corporate Governance Committee of the Board has been delegated with the responsibility of reviewing and approving any related person transactions.
Director Independence
Our common stock is listed on the NASDAQ stock exchange. Under the rules of NASDAQ, independent directors must comprise a majority of a listed company’s board of directors. In addition, the rules of NASDAQ require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the rules of NASDAQ, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
The Corporate Governance Committee has determined that a majority of our Board are independent directors as defined under the rules of NASDAQ and the SEC, with Mr. Mezey serving as the sole non-independent director. As Mr. Mezey does not sit on any committees, the Corporate Governance Committee has determined that all members of Itron’s committees are independent under SEC rules and NASDAQ listing standards. In making these determinations, the Corporate Governance Committee reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

ITEM 14:    PRINCIPAL ACCOUNTING FEES AND SERVICES
2015 AUDIT/FINANCE COMMITTEE REPORT
The Audit/Finance Committee is composed of independent directors as defined by Rule 5605(a)(2) of the NASDAQ rules and acts under a written charter developed by the Committee and approved by the Board. Management is responsible for the Company’s internal controls and the financial reporting process. Ernst & Young LLP, the Company’s independent registered public accounting firm in 2015, is responsible for performing an independent audit of the Company’s consolidated financial statements and internal control over financial reporting in accordance with auditing standards of the Public Company Accounting Oversight Board (United States) (the PCAOB) and for issuing a report thereon. The Committee’s responsibility is to monitor and oversee these processes on behalf of our Board of Directors.
In connection with the December 31, 2015 financial statements, the Audit/Finance Committee hereby reports as follows:

(1)	The Audit/Finance Committee has reviewed and discussed the audited financial statements and report on internal control over financial reporting with management.

(2)	The Audit/Finance Committee has discussed with the independent auditors the matters required by PCAOB Auditing Standard No. 16, Communications with Audit Committees.

(3)
The Audit/Finance Committee has received the written disclosures and the letter from the auditors required by applicable requirements of the PCAOB regarding the independent accountant’s communications with the Audit/Finance Committee concerning independence, and discussed with the auditors the auditors’ independence.

(4)
Based upon these reviews and discussions, the Audit/Finance Committee has recommended to the Board of Directors and the Board has approved, that the Company’s audited financial statements be included in the Securities and Exchange Commission Annual Report on Form 10-K for the year ended December 31, 2015.

Audit/Finance Committee
Thomas S. Glanville, Chairman
Frank M. Jaehnert
Jerome J. Lande
Timothy M. Leyden
Sharon L. Nelson
Gary E. Pruitt

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM’S AUDIT FEES AND SERVICES
For the years ended December 31, 2014 and December 31, 2015, professional services were performed by Ernst & Young LLP and their respective affiliates (collectively, EY). The aggregate fees billed by EY for the years ended December 31, 2014 and 2015 were as follows:

Services Rendered	2014	2015
Audit Fees (1)	$7,773,112	$11,139,010
Audit-Related Fees (2)	—	112,324
Total Audit and Audit-Related Fees	7,773,112	11,251,334

Tax Fees (3)	20,513	17,274
Other Fees (4)	1,995	—
Total Fees	$7,795,620	$11,268,608

(1)
Audit services include fees for professional services rendered for the audit of the Company’s annual financial statements and internal controls over financial reporting for the years ended December 31, 2014 and 2015, and reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-Q. In addition, services include statutory audits required, and accounting consultations on matters related to the annual audits or interim reviews.

(2)	Audit-related services primarily include fees for accounting policy and process advice and agreed-upon procedures.

(3)	Tax services include fees for consultation and assistance with tax preparation and compliance during the years ended December 31, 2014 and 2015. No other tax services were performed by EY.

(4)
Services performed by EY qualifying as “Other” for the year ended December 31, 2014 related to accounting research tools. The Audit/Finance Committee has considered and concluded that the non-audit services provided to the Company by EY do not impair the auditors’ independence.

The Audit/Finance Committee has adopted policies and procedures that require the Company to obtain the Committee’s pre-approval of all audit and permissible non-audit services to be provided by the Company’s independent registered public accounting firm. Pre-approval is generally granted on a quarterly basis, is detailed as to the particular service or category of services to be provided, and is granted after consideration of the estimated fees for each service or category of service. Actual fees and any changes to estimated fees for pre-approved services are reported to the Committee on a quarterly basis. In 2014 and 2015, all services were pre-approved in accordance with the charter of the Audit/Finance Committee.

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

(a) (3) Exhibits:

Exhibit Number	Description of Exhibits

3.1	Amended and Restated Articles of Incorporation of Itron, Inc. (Filed as Exhibit 3.1 to Itron, Inc.’s Annual Report on Form 10-K, filed on March 27, 2003)

3.2	Amended and Restated Bylaws of Itron, Inc. (filed with this report)

4.1
Amended and Restated Credit Agreement dated June 23, 2015 among Itron, Inc. and a syndicate of banks led by Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, and BNP Paribas. (Filed as Exhibit 4.1 to Itron, Inc.’s Current Report on Form 8-K, filed on June 23, 2015)

4.2
First Amendment to Security Agreement dated June 23, 2015 among Itron, Inc. and Wells Fargo Bank, National Association. (Filed as Exhibit 4.2 to Itron, Inc.’s Current Report on Form 8-K, filed on June 23, 2015)

10.1*	Form of Amended and Restated Change in Control Severance Agreement for Executive Officers. (Filed as Exhibit 10.1 to Itron, Inc.’s Annual Report on Form 10-K, filed on February 22, 2013)

10.2*	Schedule of certain executive officers who are parties to Change in Control Severance Agreements with Itron, Inc. (filed with this report)

10.3*	Form of Indemnification Agreements between Itron, Inc. and certain directors and officers. (Filed as Exhibit 10.9 to Itron, Inc.’s Annual Report on Form 10-K, filed on March 30, 2000)

10.4*	Schedule of directors and executive officers who are parties to Indemnification Agreements with Itron, Inc. (filed with this report)

10.5	Amended and Restated 2000 Stock Incentive Plan. (Filed as Appendix A to Itron, Inc.’s Proxy Statement for the 2007 Annual Meeting of Shareholders, filed on March 26, 2007)

10.6	Amended and Restated 2010 Stock Incentive Plan. (Filed as Appendix A to Itron, Inc.’s Proxy Statement for the 2014 Annual Meeting of Shareholders, filed on March 13, 2014)

10.7*
Rules of Itron Inc.'s Amended and Restated 2010 Stock Incentive Plan for the grant of Restricted Stock Unit (RSU's) to participants in France. (Filed as Exhibit 10.6 to Itron Inc.'s Quarterly Report on From 10-Q, filed on August 8, 2014)

10.8*	Executive Management Incentive Plan. (Filed as Appendix B to Itron, Inc.’s Proxy Statement for the 2010 Annual Meeting of Shareholders, filed on March 17, 2010)

Exhibit Number	Description of Exhibits

10.9
Terms of the Amended and Restated Equity Grant Program for Nonemployee Directors under the Itron, Inc. Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.4 to Itron, Inc.’s Annual Report on Form 10-K, filed on February 26, 2008)

10.10
Form of Non-Qualified Stock Option Grant Notice and Agreement for Nonemployee Directors under the Itron, Inc. Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.9 to Itron, Inc.’s Annual Report on Form 10-K, filed on February 26, 2009)

10.11*
Form of Stock Option Grant Notice and Agreement for use in connection with both incentive and non-qualified stock options granted under Itron, Inc.'s Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.6 to Itron, Inc.’s Current Report on Form 8-K, filed on February 18, 2010)

10.12*
Form of RSU Award Notice and Agreement for U.S. Participants for use in connection with the Company’s Long-Term Performance Plan (LTPP) and issued under Itron, Inc.'s Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.1 to Itron, Inc.’s Current Report on Form 8-K, filed on February 18, 2010)

10.13*
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

10.18*
Form of Long Term Performance RSU Award Notice and Agreement for International Participants (excluding France) for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.19 to Itron, Inc.’s Annual Report on Form 10-K, filed on February 25, 2011)

10.19*
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

10.21*
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

Exhibit Number	Description of Exhibits

10.23*
Form of Stock Option Grant Notice and Agreement for use in connection with both incentive and non-qualified stock options granted under Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.1 to Itron, Inc's Quarterly Report on Form 10-Q, filed on August 6, 2014 - File No. 22418)

10.24*	Executive Deferred Compensation Plan. (Filed as Exhibit 10.1 to Itron, Inc.’s Quarterly Report on Form 10-Q, filed on November 1, 2011)

10.25	Amended and Restated 2002 Employee Stock Purchase Plan. (Filed as Exhibit 10.20 to Itron’s Annual Report on Form 10-K, filed on February 26, 2009)

10.26	Stock Option Plan for Nonemployee Directors. (Filed as Exhibit 10.11 to Itron, Inc.’s Registration Statement on Form S-1 dated July 22, 1992)

10.27*	Offer Letter, dated as of November 16, 2012, between Itron, Inc. and Philip C. Mezey. (Filed as Exhibit 10.1 to Itron, Inc.’s Current Report on Form 8-K, filed on November 19, 2012)

10.28*	Offer Letter, dated as of November 16, 2012, between Itron, Inc. and John W. Holleran. (Filed as Exhibit 10.2 to Itron, Inc.’s Current Report on Form 8-K, filed on November 19, 2012)

10.29
Cooperation Agreement by and among Itron, Inc., Coppersmith Capital Management LLC, Scopia Management, Inc. and certain of their specified affiliates, Jerome J. Lande and Peter Mainz. (Filed as Exhibit 10.1 to Itron, Inc.’s Current Report on Form 8-K, filed on December 11, 2015)

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Liberty Lake, State of Washington, on the 29th day of June, 2016.

ITRON, INC.

By:	/s/ W. MARK SCHMITZ
W. Mark Schmitz
Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 29th day of June, 2016.

Signatures	Title

/s/ PHILIP C. MEZEY
Philip C. Mezey	President and Chief Executive Officer (Principal Executive Officer), Director

/s/ W. MARK SCHMITZ
W. Mark Schmitz	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ KIRBY A. DYESS
Kirby A. Dyess	Director

/s/ JON E. ELIASSEN
Jon E. Eliassen	Chairman of the Board

/s/ CHARLES H. GAYLORD, JR.
Charles H. Gaylord, Jr.	Director

/s/ THOMAS S. GLANVILLE
Thomas S. Glanville	Director

/s/ FRANK M. JAEHNERT
Frank M. Jaehnert	Director

/s/ JEROME J. LANDE
Jerome J. Lande	Director

/s/ TIMOTHY M. LEYDEN
Timothy M. Leyden	Director

/s/ PETER MAINZ
Peter Mainz	Director

/s/ SHARON L. NELSON
Sharon L. Nelson	Director

/s/ DANIEL S. PELINO
Daniel S. Pelino	Director

/s/ GARY E. PRUITT
Gary E. Pruitt	Director

/s/ DIANA D. TREMBLAY
Diana D. Tremblay	Director

/s/ LYNDA L. ZIEGLER
Lynda L. Ziegler	Vice Chairman of the Board

SCHEDULE II:     VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Other Adjustments	Additions Charged to Costs and Expenses	Balance at End of Period, Noncurrent
	(in thousands)
Year ended December 31, 2015:
Deferred tax assets valuation allowance	$257,728	$(62,791)	$40,402	$235,339
Year ended December 31, 2014:
Deferred tax assets valuation allowance	$162,588	$(4,913)	$100,053	$257,728
Year ended December 31, 2013:
Deferred tax assets valuation allowance	$138,910	$3,873	$19,805	$162,588