Form 10-Q
period 2016-03-31
ITRON INC /WA/
filed 2016-08-12
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2016 there were outstanding 38,242,461 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1:     Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share data)
Revenues	$497,590	$446,746
Cost of revenues	334,387	308,324
Gross profit	163,203	138,422

Operating expenses
Sales and marketing	40,767	41,027
Product development	45,346	41,522
General and administrative	45,069	39,585
Amortization of intangible assets	6,210	7,973
Restructuring	2,237	(5,181)
Total operating expenses	139,629	124,926

Operating income	23,574	13,496
Other income (expense)
Interest income	271	48
Interest expense	(2,918)	(2,682)
Other income (expense), net	(1,517)	21
Total other income (expense)	(4,164)	(2,613)

Income before income taxes	19,410	10,883
Income tax provision	(8,626)	(5,030)
Net income	10,784	5,853
Net income attributable to noncontrolling interests	695	455
Net income attributable to Itron, Inc.	$10,089	$5,398

Earnings per common share - Basic	$0.27	$0.14
Earnings per common share - Diluted	$0.26	$0.14

Weighted average common shares outstanding - Basic	38,059	38,442
Weighted average common shares outstanding - Diluted	38,376	38,758
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net income	$10,784	$5,853

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	10,106	(60,319)
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	(2,606)	(114)
Pension benefit obligation adjustment	(318)	504
Total other comprehensive income (loss), net of tax	7,182	(59,929)

Total comprehensive income (loss), net of tax	17,966	(54,076)

Comprehensive income (loss) attributable to noncontrolling interests, net of tax:	695	455

Comprehensive income (loss) attributable to Itron, Inc.	$17,271	$(54,531)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2016	December 31, 2015
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$132,615	$131,018
Accounts receivable, net	368,432	330,895
Inventories	189,010	190,465
Other current assets	110,996	106,562
Total current assets	801,053	758,940

Property, plant, and equipment, net	190,004	190,256
Deferred tax assets noncurrent, net	108,161	109,387
Other long-term assets	48,201	51,679
Intangible assets, net	96,386	101,932
Goodwill	475,872	468,122
Total assets	$1,719,677	$1,680,316

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$201,001	$185,827
Other current liabilities	73,753	78,630
Wages and benefits payable	86,827	76,980
Taxes payable	15,877	14,859
Current portion of debt	11,250	11,250
Current portion of warranty	32,244	36,927
Unearned revenue	96,808	73,301
Total current liabilities	517,760	477,774

Long-term debt	336,908	358,915
Long-term warranty	18,498	17,585
Pension benefit obligation	88,312	85,971
Deferred tax liabilities noncurrent, net	1,729	1,723
Other long-term obligations	111,242	115,645
Total liabilities	1,074,449	1,057,613

Commitments and contingencies (Note 11)

Equity
Common stock	1,251,231	1,246,671
Accumulated other comprehensive loss, net	(193,425)	(200,607)
Accumulated deficit	(431,217)	(441,306)
Total Itron, Inc. shareholders' equity	626,589	604,758
Noncontrolling interests	18,639	17,945
Total equity	645,228	622,703
Total liabilities and equity	$1,719,677	$1,680,316
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Operating activities
Net income	$10,784	$5,853
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,674	19,355
Stock-based compensation	3,900	4,108
Amortization of prepaid debt fees	276	390
Deferred taxes, net	4,507	(4,932)
Restructuring, non-cash	1,114	(110)
Other adjustments, net	66	337
Changes in operating assets and liabilities:
Accounts receivable	(33,308)	237
Inventories	3,244	(23,732)
Other current assets	(5,457)	(7,888)
Other long-term assets	2,945	(3,081)
Accounts payable, other current liabilities, and taxes payable	10,161	3,760
Wages and benefits payable	9,349	(9,913)
Unearned revenue	14,343	14,582
Warranty	(4,045)	2,384
Other operating, net	(748)	(5,305)
Net cash provided by (used in) operating activities	33,805	(3,955)

Investing activities
Acquisitions of property, plant, and equipment	(8,791)	(9,472)
Other investing, net	558	(118)
Net cash used in investing activities	(8,233)	(9,590)

Financing activities
Proceeds from borrowings	—	63,000
Payments on debt	(23,406)	(22,373)
Issuance of common stock	660	451
Repurchase of common stock	—	(16,341)
Other financing, net	(2,289)	1,186
Net cash provided by (used in) financing activities	(25,035)	25,923

Effect of foreign exchange rate changes on cash and cash equivalents	1,060	(6,665)
Increase in cash and cash equivalents	1,597	5,713
Cash and cash equivalents at beginning of period	131,018	112,371
Cash and cash equivalents at end of period	$132,615	$118,084

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$3,680	$19,245
Interest, net of amounts capitalized	2,624	2,265
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

Financial Statement Preparation
The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015, the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the 2015 audited financial statements and notes included in our Annual Report on Form 10-K filed with the SEC on June 30, 2016. There have been no significant changes in financial statement preparation or significant accounting policies since December 31, 2015, with the following exceptions.

Revision of Prior Period Financial Statements
We revised our previously reported consolidated financial statements for the first three quarters of fiscal 2015 as reported in our Annual Report on Form 10-K filed with the SEC on June 30, 2016. These revisions primarily impacted the timing of revenue and cost recognition associated with contracts involving certain software products that we were unable to demonstrate vendor specific objective evidence (VSOE) of fair value for certain undelivered elements or determine whether software was essential to the functionality of certain hardware. All impacted financial statement line items and related notes to condensed consolidated financial statements reflect these revisions.

Prepaid Debt Fees
Prepaid debt fees for term debt represent the capitalized direct costs incurred related to the issuance of debt and are recorded as a direct deduction from the carrying amount of the corresponding debt liability. We have elected to present prepaid debt fees for revolving debt within other long-term assets in the Consolidated Balance Sheets. These costs are amortized to interest expense over the terms of the respective borrowings, including contingent maturity or call features, using the effective interest method, or straight-line method when associated with a revolving credit facility. When debt is repaid early, the related portion of unamortized prepaid debt fees is written off and included in interest expense.

Stock-Based Compensation
We grant various stock-based compensation awards to its officers, employees and Board of Directors with service, market, and/or performance vesting conditions. Beginning with the fiscal quarter ending March 31, 2016, we granted phantom stock units, which are settled in cash upon vesting and accounted for as liability-based awards.

We measure and recognize compensation expense for all stock-based compensation based on estimated fair values. The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate, and expected term. For unrestricted stock awards with no market conditions, the fair value is the market close price of our common stock on the date of grant. For restricted stock units with market conditions, the fair value is estimated at the date of award using a Monte Carlo simulation model, which includes assumptions for dividend yield and expected volatility for our common stock and the common stock for companies within the Russell 3000 index, as well as the risk-free interest rate and expected term of the awards. For phantom stock units, fair value is the market close price of our common stock at the end of each reporting period.

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

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date for implementation of ASU 2014-09 by one year and are now effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted but not earlier than the original effective date. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08), which clarifies the implementation guidance of principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing (ASU 2016-10), which clarifies the identification of performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients (ASU 2016-12), to improve guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The effective date and transition requirements in ASU 2016-08, ASU 2016-10, and ASU 2016-12 are the same as the effective date and transition requirements of ASU 2015-14. We have not yet selected a transition method, and we are currently evaluating the effect that the updated standard will have on our consolidated results of operations, financial position, cash flows, and related financial statement disclosures.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (ASU 2015-03). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability. In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (ASU 2015-15). ASU 2015-15 provides additional guidance on the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. ASU 2015-03 and ASU 2015-15 are effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and is to be applied on a retrospective basis. We adopted this standard on January 1, 2016, and it did not materially impact our consolidated results of operations, financial position, cash flows, and related financial statement disclosures.
In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), Customer's Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05), which provides guidance about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. ASU 2015-05 is effective for us on January 1, 2016. We adopted this standard on January 1, 2016, and it did not materially impact our consolidated results of operations, financial position, cash flows, and related financial statement disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) - Simplifying the Measurement of Inventory (ASU 2015-11). The amendments in ASU 2015-11 apply to inventory measured using first-in, first-out (FIFO) or average cost and will require entities to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the normal course of business, minus the cost of completion, disposal and transportation. Replacement cost and net realizable value less a normal profit margin will no longer be considered. ASU 2015-11 is effective for us on January 1, 2017. We are currently assessing the impact of adoption on our consolidated results of operations, financial position, cash flows, and related financial statement disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The standard requires modified retrospective adoption and will be effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently assessing the impact of adoption on our consolidated results of operations, financial position, cash flows, and related financial statement disclosures.

In March 2016, the FASB issued ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323) (ASU 2016-07), which simplified the accounting for equity method investments by eliminating the requirement that an entity retroactively adopt the equity method of accounting if an investment qualifies for use of the equity method as a result of an increase in the level of ownership or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. ASU 2016-07 is effective for us on January 1, 2017. The adoption of this guidance is not expected to have a material impact on our consolidated results of operations, financial position, cash flows, and related financial statement disclosures.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718) (ASU 2016-09), which simplifies several areas within Topic 718. These include the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for us on January 1, 2017, with early adoption permitted. We are currently assessing the basis of adoption and evaluating the impact of the adoption of the update on our consolidated results of operations, financial position, cash flows, and related financial statement disclosures.

Note 2:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share data)
Net income available to common shareholders	$10,089	$5,398

Weighted average common shares outstanding - Basic	38,059	38,442
Dilutive effect of stock-based awards	317	316
Weighted average common shares outstanding - Diluted	38,376	38,758
Earnings per common share - Basic	$0.27	$0.14
Earnings per common share - Diluted	$0.26	$0.14

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award, and the amount of excess tax benefits, if any. Approximately 1.2 million and 1.3 million stock-based awards were excluded from the calculation of diluted EPS for the three months ended March 31, 2016, and 2015 because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Note 3:    Certain Balance Sheet Components

Accounts receivable, net	March 31, 2016	December 31, 2015
	(in thousands)
Trade receivables (net of allowance of $4,541 and $5,949)	$321,814	$298,550
Unbilled receivables	46,618	32,345
Total accounts receivable, net	$368,432	$330,895

At March 31, 2016 and December 31, 2015, $1.5 million and $0.7 million, respectively, were recorded as contract retainage receivables within trade receivables, in accordance with contract retainage provisions. At March 31, 2016 and December 31, 2015, contract retainage receivables that were unbilled and classified as unbilled receivables were $4.6 million and $3.5 million, respectively. These contract retainage receivables within trade receivables and unbilled receivables are expected to be collected within the following 12 months.

At March 31, 2016 and December 31, 2015, long-term billed contract retainage receivables were $0.4 million. At March 31, 2016 and December 31, 2015, long-term unbilled contract retainage receivables were $3.8 million and $3.6 million, respectively. These long-term billed and unbilled contract retainage receivables are classified within other long-term assets, as collection is not anticipated within the following 12 months. We consider whether collectability of such retainage is reasonably assured in connection with our overall assessment of the collectability of amounts due or that will become due under our contracts.

Allowance for doubtful accounts activity	Three Months Ended March 31,
	2016	2015
	(in thousands)
Beginning balance	$5,949	$6,195
Provision (release) for doubtful accounts, net	(8)	269
Accounts written-off	(1,478)	(16)
Effect of change in exchange rates	78	(509)
Ending balance	$4,541	$5,939

Inventories	March 31, 2016	December 31, 2015
	(in thousands)
Materials	$115,331	$111,191
Work in process	10,836	9,400
Finished goods	62,843	69,874
Total inventories	$189,010	$190,465

Consigned inventory is held at third party locations; however, we retain title to the inventory until it is purchased by the third party. Consigned inventory, consisting of raw materials and finished goods, was $2.3 million and $2.6 million at March 31, 2016 and December 31, 2015, respectively.

Property, plant, and equipment, net	March 31, 2016	December 31, 2015
	(in thousands)
Machinery and equipment	$289,411	$289,015
Computers and software	104,795	104,310
Buildings, furniture, and improvements	128,437	127,531
Land	20,009	19,882
Construction in progress, including purchased equipment	32,567	32,639
Total cost	575,219	573,377
Accumulated depreciation	(385,215)	(383,121)
Property, plant, and equipment, net	$190,004	$190,256

Depreciation expense	Three Months Ended March 31,
	2016	2015
	(in thousands)
Depreciation expense	$10,464	$11,382

Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, were as follows:

	March 31, 2016			December 31, 2015
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$393,957	$(365,728)	$28,229	$388,981	$(358,092)	$30,889
Customer contracts and relationships	239,560	(172,592)	66,968	238,379	(168,885)	69,494
Trademarks and trade names	64,385	(63,243)	1,142	64,069	(62,571)	1,498
Other	11,079	(11,032)	47	11,078	(11,027)	51
Total intangible assets	$708,981	$(612,595)	$96,386	$702,507	$(600,575)	$101,932

A summary of intangible asset activity is as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Beginning balance, intangible assets, gross	$702,507	$748,148
Intangible assets impaired	—	(497)
Effect of change in exchange rates	6,474	(42,038)
Ending balance, intangible assets, gross	$708,981	$705,613

Intangible assets impaired during the three months ended March 31, 2015 includes purchased software licenses to be sold to others. This amount was expensed as part of cost of revenues in the Consolidated Statement of Operations.

Estimated future annual amortization expense is as follows:

Year Ending December 31,	Estimated Annual Amortization
(in thousands)
2016 (amount remaining at March 31, 2016)	$19,031
2017	18,841
2018	13,132
2019	10,325
2020	8,423
Beyond 2020	26,634
Total intangible assets subject to amortization	$96,386

Note 5:    Goodwill

The following table reflects goodwill allocated to each reporting unit:

	Electricity	Gas	Water	Total Company
	(in thousands)
Balances at January 1, 2016
Goodwill before impairment	$414,910	$331,436	$350,314	$1,096,660
Accumulated impairment losses	(362,177)	—	(266,361)	(628,538)
Goodwill, net	52,733	331,436	83,953	468,122

Effect of change in exchange rates	600	5,756	1,394	7,750

Balances at March 31, 2016
Goodwill before impairment	422,011	337,192	357,930	1,117,133
Accumulated impairment losses	(368,678)	—	(272,583)	(641,261)
Goodwill, net	$53,333	$337,192	$85,347	$475,872

Note 6:    Debt

The components of our borrowings were as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Credit facility:
USD denominated term loan	$216,563	$219,375
Multicurrency revolving line of credit	132,572	151,837
Total debt	349,135	371,212
Less: current portion of debt	11,250	11,250
Less: unamortized prepaid debt fees - term loan	977	1,047
Long-term debt less unamortized prepaid debt fees - term loan	$336,908	$358,915

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

The 2015 credit facility includes debt covenants, which contain certain financial ratio thresholds, place certain restrictions on the incurrence of debt, investments, and the issuance of dividends, and require quarterly unaudited and annual audited financial reporting. We were not in compliance with the financial reporting portion of these covenants under the 2015 credit facility at March 31, 2016. On April 1, 2016 and June 13, 2016, we entered into the first and second amendments to the 2015 credit facility. As a result of these amendments, we have been granted waivers which extend the due dates for annual audited financial statements for the year ended December 31, 2015 and quarterly unaudited financial statements for the periods ended March 31, 2016 and June 30, 2016 through September 12, 2016, and our $300 million standby letter of credit sub-facility was reduced to $250 million.

Scheduled principal repayments for the term loan are due quarterly in the amount of $2.8 million through June 2017, $4.2 million from September 2017 through June 2018, $5.6 million from September 2018 through March 2020, and the remainder due at maturity on June 23, 2020. The term loan may be repaid early in whole or in part, subject to certain minimum thresholds, without penalty.

Under the 2015 credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total leverage ratio (as defined in the credit agreement). The applicable rates per annum may be based on either: (1) the LIBOR rate or EURIBOR rate (floor of 0%), plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 1/2 of 1%, or (iii) one month LIBOR plus 1%. At March 31, 2016, the interest rate for both the term loan and the USD revolver was 2.19% (the LIBOR rate plus a margin of 1.75%), and the interest rate for the EUR revolver was 1.75% (the EURIBOR floor rate plus a margin of 1.75%).

Total credit facility repayments were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Term loan	$2,813	$7,500
Multicurrency revolving line of credit	20,593	14,873
Total credit facility repayments	$23,406	$22,373

At March 31, 2016, $132.6 million was outstanding under the credit facility revolver, and $321.5 million was available for additional borrowings or standby letters of credit. At March 31, 2016, $45.9 million was utilized by outstanding standby letters of credit, resulting in $254.1 million available for additional standby letters of credit. This availability decreases to $204.1 million as a result of the amendments discussed above. No amounts were outstanding under the swingline sub-facility.

Upon entering into the 2015 credit facility, a portion of our unamortized prepaid debt fees, totaling $0.8 million, were written-off to interest expense. Prepaid debt fees of approximately $3.9 million were capitalized associated with the 2015 credit facility. Unamortized prepaid debt fees were as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Unamortized prepaid debt fees - revolver	$2,951	$3,128
Unamortized prepaid debt fees - term loan	977	1,047

Note 7:    Derivative Financial Instruments

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Refer to Note 13 and Note 14 for additional disclosures on our derivative instruments.

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

The fair values of our derivative instruments were as follows:

		Fair Value
Asset Derivatives	Balance Sheet Location	March 31, 2016	December 31, 2015
Derivatives designated as hedging instruments under ASC 815-20		(in thousands)
Interest rate swap contracts	Other long-term assets	$—	$1,632
Interest rate cap contracts	Other long-term assets	689	1,423
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	237	27
Total asset derivatives		$926	$3,082

Liability Derivatives
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other current liabilities	$1,313	$868
Interest rate swap contracts	Other long-term obligations	1,417	—
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	505	99
Total liability derivatives		$3,235	$967

Other comprehensive income (OCI) during the reporting periods for our derivative and nonderivative hedging instruments, net of tax, was as follows:

	2016	2015
	(in thousands)
Net unrealized loss on hedging instruments at January 1,	$(14,062)	$(15,148)
Unrealized loss on hedging instruments	(2,782)	(369)
Realized losses reclassified into net income	176	255
Net unrealized loss on hedging instruments at March 31,	$(16,668)	$(15,262)

Reclassification of amounts related to hedging instruments are included in interest expense in the Consolidated Statements of Operations for the periods ended March 31, 2016 and 2015. Included in the net unrealized loss on hedging instruments at March 31, 2016 and 2015 is a loss of $14.4 million, net of tax, related to our nonderivative net investment hedge, which terminated in 2011. This loss on our net investment hedge will remain in accumulated OCI until such time when earnings are impacted by a sale or liquidation of the associated foreign operation.

A summary of the potential effect of netting arrangements on our financial position related to the offsetting of our recognized derivative assets and liabilities under master netting arrangements or similar agreements is as follows:

Offsetting of Derivative Assets	Gross Amounts of Recognized Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
		Derivative Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
March 31, 2016	$926	$(288)	$—	$638

December 31, 2015	$3,082	$(565)	$—	$2,517

Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
		Derivative Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
March 31, 2016	$3,235	$(288)	$—	$2,947

December 31, 2015	$967	$(565)	$—	$402

Our derivative assets and liabilities subject to netting arrangements consist of foreign exchange forward and interest rate contracts with nine counterparties at March 31, 2016 and December 31, 2015. No derivative asset or liability balance with any of our counterparties was individually significant at March 31, 2016 or December 31, 2015. Our derivative contracts with each of these counterparties exist under agreements that provide for the net settlement of all contracts through a single payment in a single currency in the event of default. We have no pledges of cash collateral against our obligations nor have we received pledges of cash collateral from our counterparties under the associated derivative contracts.

Cash Flow Hedges
As a result of our floating rate debt, we are exposed to variability in our cash flows from changes in the applicable interest rate index. We enter into swaps to achieve a fixed rate of interest on a portion of our debt in order to increase our ability to forecast interest expense. The objective of these swaps is to reduce the variability of cash flows from increases in the LIBOR based borrowing rates on our floating rate credit facility. The swaps do not protect us from changes to the applicable margin under our credit facility.

In May 2012, we entered into six interest rate swaps, which were effective July 31, 2013 to August 8, 2016, to convert $200 million of our LIBOR based debt from a floating LIBOR interest rate to a fixed interest rate of 1.00% (excluding the applicable margin on the debt). The cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swaps are recorded as a component of OCI and will be recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedges will be recognized as adjustments to interest expense. The amount of net losses expected to be reclassified into earnings in the next 12 months is $0.4 million.

In October 2015, we entered into an interest rate swap, which is effective from August 31, 2016 to June 23, 2020, and converts $214 million of our LIBOR based debt from a floating LIBOR interest rate to a fixed interest rate of 1.42% (excluding the applicable margin on the debt). The notional balance will amortize to maturity at the same rate as required minimum payments on our term loan. The cash flow hedge is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swap is recorded as a component of OCI and will be recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge will be recognized as an adjustment to interest expense. The amount of net losses expected to be reclassified into earnings in the next 12 months is $0.9 million. At March 31, 2016, our LIBOR based debt balance was $296.6 million.

In November 2015, we entered into three interest rate cap contracts with a total notional amount of $100 million at a cost of $1.7 million. The interest rate cap contracts expire on June 23, 2020 and were entered into in order to limit our interest rate exposure on $100 million of our variable LIBOR-based debt up to 2.00%. In the event LIBOR is higher than 2.00%, we will pay interest at the capped rate of 2.00% with respect to the $100 million notional amount of such agreements. The interest rate cap contracts do not include the effect of the applicable margin. The amount of net losses expected to be reclassified into earnings in the next 12 months is insignificant.

At March 31, 2016, our LIBOR based debt balance was $296.6 million. The amount of cash flow hedge ineffectiveness was insignificant for the three months ended March 31, 2016 and 2015.

We will continue to monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

The before-tax effects of our cash flow derivative instruments on the Consolidated Balance Sheets and the Consolidated Statements of Operations were as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
			Location	Amount		Location	Amount
	2016	2015		2016	2015		2016	2015
	(in thousands)			(in thousands)			(in thousands)
Three Months Ended March 31,
Interest rate swap contracts	$(3,779)	$(597)	Interest expense	$(286)	$(412)	Interest expense	$—	$—
Interest rate cap contracts	(734)	—	Interest expense	—	—	Interest expense	—	—

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 122 contracts were entered into during the three months ended March 31, 2016), which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. The notional amounts of the contracts ranged from $100,000 to $31.0 million, offsetting our exposures from the euro, British pound, Canadian dollar, Australian dollar, Mexican peso, and various other currencies.

The effect of our foreign exchange forward derivative instruments on the Consolidated Statements of Operations was as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
	Three Months Ended March 31,
	2016	2015
	(in thousands)
Foreign exchange forward contracts	$(855)	$(2,796)

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

Amounts recognized on the Consolidated Balance Sheets consist of:

	March 31, 2016	December 31, 2015
	(in thousands)
Assets
Plan assets in other long-term assets	$511	$359

Liabilities
Current portion of pension benefit obligation in wages and benefits payable	3,159	3,493
Long-term portion of pension benefit obligation	88,312	85,971

Pension benefit obligation, net	$90,960	$89,105

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

Net periodic pension benefit costs for our plans include the following components:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Service cost	$986	$1,089
Interest cost	633	620
Expected return on plan assets	(126)	(136)
Settlements and other	(3)	(1)
Amortization of actuarial net loss	327	497
Amortization of unrecognized prior service costs	15	15
Net periodic benefit cost	$1,832	$2,084

Note 9:    Stock-Based Compensation

We record stock-based compensation expense for awards of stock options, restricted stock units, unrestricted stock, and phantom stock units. We expense stock-based compensation primarily using the straight-line method over the requisite service period. Stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Stock options	$554	$649
Restricted stock units	3,096	3,326
Unrestricted stock awards	250	133
Phantom stock units	76	—
Total stock-based compensation	$3,976	$4,108

Related tax benefit	$1,208	$1,149

We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied.

Subject to stock splits, dividends, and other similar events, 7,473,956 shares of common stock are reserved and authorized for issuance under our Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan). Awards consist of stock options, restricted stock units, and unrestricted stock awards. At March 31, 2016, 2,063,770 shares were available for grant under the Stock Incentive Plan. The Stock Incentive Plan shares are subject to a fungible share provision such that the authorized share reserve is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

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

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended March 31,
	2016	2015
Dividend yield	—%	—%
Expected volatility	33.5%	34.5%
Risk-free interest rate	1.3%	1.7%
Expected term (years)	5.5	5.5

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

A summary of our stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2015	1,123	$51.90	4.4	$1,676
Granted	204	35.29			$12.15
Exercised	(2)	26.65		17
Expired	(1)	37.40
Outstanding, March 31, 2015	1,324	$49.39	5.5	$451

Outstanding, January 1, 2016	1,180	$48.31
Granted	185	40.04			$13.15
Exercised	(12)	35.29		73
Forfeited	(35)	35.29
Expired	(1)	48.51
Outstanding, March 31, 2016	1,317	$47.61	5.5	$2,859

Exercisable March 31, 2016	892	$52.46	3.6	$1,040

Expected to vest, March 31, 2016	404	$37.42	9.4	$1,736

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

At March 31, 2016, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $4.9 million, which is expected to be recognized over a weighted average period of approximately 2.4 years.

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

Beginning in 2013, the performance-based restricted stock units to be issued under the Long-Term Performance Restricted Stock Unit Award Agreement (Performance Award Agreement) were determined based on (1) our achievement of specified non-GAAP EPS targets, as established by the Board at the beginning of each year for each of the three 1-year calendar years contained in the performance period (the performance condition) and (2) our total shareholder return (TSR) relative to the TSR attained by companies that are included in the Russell 3000 Index during the 3-year performance period (the market condition). Compensation expense, net of forfeitures, is recognized on a straight-line basis, and the restricted stock units vest upon achievement of the performance condition, provided participants are employed by Itron at the end of the respective performance periods. For U.S. participants who retire during the performance period, a pro-rated number of restricted stock units (based on the number of days of employment during the performance period) immediately vest based on the attainment of the performance goals as assessed after the end of the performance period.
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

This pricing model uses multiple simulations to evaluate the probability of our achievement of various stock price levels to determine our expected TSR performance ranking. The weighted-average assumptions used to estimate the fair value of performance-based restricted stock units granted and the resulting weighted average fair value are as follows:

	Three Months Ended March 31,
	2016	2015
Dividend yield	—%	—%
Expected volatility	30.0%	30.1%
Risk-free interest rate	0.7%	0.7%
Expected term (years)	1.8	2.1

Weighted average fair value	$44.77	$33.46

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

The following table summarizes restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value(1)
	(in thousands)		(in thousands)
Outstanding, January 1, 2015	682
Granted(2)	315	$35.30
Released	(266)		$10,888
Forfeited	(22)
Outstanding, March 31, 2015	709

Outstanding, January 1, 2016	756
Granted(2)	172	$40.02
Released	(262)		$10,098
Forfeited	(30)
Outstanding, March 31, 2016	636

Vested but not released, March 31, 2016	5		$207

Expected to vest, March 31, 2016	506		$21,106

(1)
The aggregate intrinsic value is the market value of the stock, before applicable income taxes, based on the closing price on the stock release dates or at the end of the period for restricted stock units expected to vest.

(2)
Restricted stock units granted in 2015 and 2016 do not include awards under the Performance Award Agreement for the respective years, as these awards are not granted until attainment of annual performance goals has been determined at the conclusion of the performance period, which had not occurred as of March 31, 2015 and 2016, respectively.

At March 31, 2016, total unrecognized compensation expense on restricted stock units was $31.8 million, which is expected to be recognized over a weighted average period of approximately 2.2 years.

Phantom Stock Units
Phantom stock units are a form of share-based award that are indexed to our stock price and are settled in cash upon vesting. Since phantom stock units are settled in cash, compensation expense recognized over the vesting period will vary based on changes in fair value. Fair value is remeasured at the end of each reporting period based on the market close price of our common stock.

The following table summarizes phantom stock unit activity:

	Number of Phantom Stock Units	Weighted Average Fair Value
	(in thousands)
Outstanding, January 1, 2016	—
Granted	61	$41.72
Outstanding, March 31, 2016	61	$41.72

Expected to vest, March 31, 2016	53	$41.72

At March 31, 2016, total unrecognized compensation expense on phantom stock units was $2.5 million, which is expected to be recognized over a weighted average period of approximately 2.9 years.

Unrestricted Stock Awards
We grant unrestricted stock awards to members of our Board of Directors as part of their compensation. Awards are fully vested and expensed when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of grant.

The following table summarizes unrestricted stock award activity:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share data)
Shares of unrestricted stock granted	7	3

Weighted average grant date fair value per share	$35.61	$41.56

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

The following table summarizes ESPP activity:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Shares of stock sold to employees(1)	11	10

(1)	Stock sold to employees during each fiscal quarter under the ESPP is associated with the offering period ending on the last day of the previous fiscal quarter.

There were approximately 381,000 shares of common stock available for future issuance under the ESPP at March 31, 2016.

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

Our tax expense for the three months ended March 31, 2016 differed from the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions and losses experienced in jurisdictions with valuation allowances on deferred tax assets.

Our tax expense for the three months ended March 31, 2015 differed from the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions, valuation allowances, and discrete tax items.

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense recognized were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net interest and penalties expense	$99	$301

Accrued interest and penalties recorded were as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Accrued interest	$2,229	$2,105
Accrued penalties	2,649	2,577

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate were as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Unrecognized tax benefits related to uncertain tax positions	$54,978	$54,880
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	53,670	53,602

At March 31, 2016, we are under examination by certain tax authorities for the 2000 to 2013 tax years. The material jurisdictions where we are subject to examination for the 2000 to 2013 tax years include, among others, the U.S., France, Germany, Italy, Brazil and the United Kingdom. No material changes have occurred to previously disclosed assessments. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

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

Our available lines of credit, outstanding standby LOCs, and performance bonds were as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
Credit facilities(1)
Multicurrency revolving line of credit	$500,000	$500,000
Long-term borrowings	(132,572)	(151,837)
Standby LOCs issued and outstanding	(45,928)	(46,574)

Net available for additional borrowings under the multi-currency revolving line of credit	$321,500	$301,589
Net available for additional standby LOCs under sub-facility(2)	254,072	253,426

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$100,424	$97,989
Standby LOCs issued and outstanding	(26,392)	(31,122)
Short-term borrowings(3)	(1,373)	(3,884)
Net available for additional borrowings and LOCs	$72,659	$62,983

Unsecured surety bonds in force	$131,617	$87,558

(1)	Refer to Note 6 for details regarding our secured credit facilities.

(2)
Subsequent to March 31, 2016, as a result of entering into the first and second amendments to the 2015 credit facility, the maximum limit available for additional standby LOCs under sub-facility was reduced from $300 million to $250 million.

(3)	Short-term borrowings are included in “Other current liabilities” on the Consolidated Balance Sheets.

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

On July 14, 2016, we entered into a confidential settlement agreement with Transdata Incorporated (Transdata) under which Transdata agreed to dismiss with prejudice all pending litigation in various United States District Courts against us and certain of our customers. As a part of the settlement, we will receive a patent license from Transdata for the use of the patents in future meter production and sales.

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

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Beginning balance	$54,512	$36,548
New product warranties	2,404	1,800
Other changes/adjustments to warranties	1,034	3,445
Claims activity	(7,390)	(2,773)
Effect of change in exchange rates	182	(1,955)
Ending balance	50,742	37,065
Less: current portion of warranty	32,244	22,256
Long-term warranty	$18,498	$14,809

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to extended warranty contracts, and other changes and adjustments to warranties. Warranty expense was as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Total warranty expense	$3,438	$5,245

Unearned Revenue Related to Extended Warranty
A summary of changes to unearned revenue for extended warranty contracts is as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Beginning balance	$33,654	$34,138
Unearned revenue for new extended warranties	581	605
Unearned revenue recognized	(857)	(649)
Effect of change in exchange rates	120	(194)
Ending balance	33,498	33,900
Less: current portion of unearned revenue for extended warranty	3,750	2,971
Long-term unearned revenue for extended warranty within other long-term obligations	$29,748	$30,929

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

Plan costs were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Plan costs	$6,774	$6,513

The IBNR accrual, which is included in wages and benefits payable, was as follows:

	March 31, 2016	December 31, 2015
	(in thousands)
IBNR accrual	$2,013	$2,051

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

The total expected restructuring costs, the restructuring costs recognized in prior periods, the restructuring costs recognized during the three months ended March 31, 2016, and the remaining expected restructuring costs as of March 31, 2016 related to the 2014 Projects were as follows:

	Total Expected Costs at March 31, 2016	Costs Recognized in Prior Periods	Costs Recognized During the Three Months Ended March 31, 2016	Remaining Costs to be Recognized at March 31, 2016
	(in thousands)
Employee severance costs	$35,400	$34,373	$1,027	$—
Asset impairments & net loss on sale or disposal	9,994	8,880	1,114	—
Other restructuring costs	6,045	3,929	96	2,020
Total	$51,439	$47,182	$2,237	$2,020

Segments:
Electricity	$24,098	$21,743	$528	$1,827
Gas	13,206	11,855	1,264	87
Water	1,891	1,940	(64)	15
Corporate unallocated	12,244	11,644	509	91
Total	$51,439	$47,182	$2,237	$2,020

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

2013 Projects
In September 2013, our management approved projects (the 2013 Projects) to restructure our operations to improve profitability and increase efficiencies. We began implementing these projects in the third quarter of 2013, and we expect to substantially complete project activities by the fourth quarter of 2016 and begin recognizing full savings in 2017. While project activities are expected to continue through September 2016, no further costs are expected to be recognized.

The 2013 Projects resulted in approximately $26.2 million of restructuring expense, which was recognized from the third quarter of 2013 through the fourth quarter of 2014.

The following table summarizes the activity within the restructuring related balance sheet accounts for the 2014 and 2013 Projects during the three months ended March 31, 2016:

	Accrued Employee Severance	Asset Impairments & Net Loss on Sale or Disposal	Other Accrued Costs	Total
	(in thousands)
Beginning balance, January 1, 2016	$26,533	$—	$3,048	$29,581
Costs charged to expense	1,027	1,114	96	2,237
Cash payments	(5,323)	—	(188)	(5,511)
Non-cash items	—	(1,114)	—	(1,114)
Effect of change in exchange rates	352	—	(90)	262
Ending balance, March 31, 2016	$22,589	$—	$2,866	$25,455

The current portions of the restructuring related liability balances were $21.6 million and $25.2 million as of March 31, 2016 and December 31, 2015. The current portion of the liability is classified within other current liabilities on the Consolidated Balance Sheets. The long-term portions of the restructuring related liability balances were $3.9 million and $4.4 million as of March 31, 2016 and December 31, 2015. The long-term portion of the restructuring liability is classified within other long-term obligations on the Consolidated Balance Sheets, and includes facility exit costs and severance accruals.

Note 13:    Shareholders' Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock would be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at March 31, 2016 and December 31, 2015.

Other Comprehensive Income (Loss)
The before-tax amount, income tax (provision) benefit, and net-of-tax amount related to each component of other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Before-tax amount
Foreign currency translation adjustment	$10,458	$(60,773)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(4,513)	(597)
Net hedging loss reclassified into net income	286	412
Pension benefit obligation adjustment	(455)	511
Total other comprehensive income (loss), before tax	5,776	(60,447)

Tax (provision) benefit
Foreign currency translation adjustment	(352)	454
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	1,731	228
Net hedging loss reclassified into net income	(110)	(157)
Pension benefit obligation adjustment	137	(7)
Total other comprehensive income (loss) tax (provision) benefit	1,406	518

Net-of-tax amount
Foreign currency translation adjustment	10,106	(60,319)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(2,782)	(369)
Net hedging loss reclassified into net income	176	255
Pension benefit obligation adjustment	(318)	504
Total other comprehensive income (loss), net of tax	$7,182	$(59,929)

The changes in the components of accumulated other comprehensive income (loss) (AOCI), net of tax, were as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Benefit Obligation Adjustments	Total
	(in thousands)
Balances at January 1, 2015	$(85,080)	$(768)	$(14,380)	$(34,832)	$(135,060)
OCI before reclassifications	(60,319)	(369)	—	(1)	(60,689)
Amounts reclassified from AOCI	—	255	—	505	760
Total other comprehensive income (loss)	(60,319)	(114)	—	504	(59,929)
Balances at March 31, 2015	$(145,399)	$(882)	$(14,380)	$(34,328)	$(194,989)

Balances at January 1, 2016	$(158,009)	$318	$(14,380)	$(28,536)	$(200,607)
OCI before reclassifications	10,106	(2,782)	—	(79)	7,245
Amounts reclassified from AOCI	—	176	—	(239)	(63)
Total other comprehensive income (loss)	10,106	(2,606)	—	(318)	7,182
Balances at March 31, 2016	$(147,903)	$(2,288)	$(14,380)	$(28,854)	$(193,425)

Details about the AOCI components reclassified to the Consolidated Statements of Operations are as follows:

	Amount Reclassified from AOCI(1)		Affected Line Item in the Consolidated Statements of Operations
	Three Months Ended March 31,
	2016	2015
	(in thousands)
Amortization of defined benefit pension items
Prior-service costs	$15	$(15)	(2)
Actuarial losses	327	(497)	(2)
Settlement and Other	—	—	(2)
Total, before tax	342	(512)	Income before income taxes
Tax benefit (provision)	(103)	7	Income tax provision
Total, net of tax	239	(505)	Net income

Total reclassifications for the period, net of tax	$239	$(505)	Net income

(1)	Amounts in parentheses indicate debits to the Consolidated Statements of Operations.

(2)	These AOCI components are included in the computation of net periodic pension cost. Refer to Note 8 for additional details.

Refer to Note 7 for additional details related to derivative activities that resulted in reclassification of AOCI to the Consolidated Statements of Operations.

Note 14:    Fair Values of Financial Instruments

The fair values at March 31, 2016 and December 31, 2015 do not reflect subsequent changes in the economy, interest rates, and other variables that may affect the determination of fair value. The following table presents the fair values of our financial instruments:

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Assets
Cash and cash equivalents	$132,615	$132,615	$131,018	$131,018
Foreign exchange forwards	237	237	27	27
Interest rate swaps	—	—	1,632	1,632
Interest rate caps	689	689	1,423	1,423

Liabilities
Credit facility
USD denominated term loan	$216,563	$215,089	$219,375	$217,830
Multicurrency revolving line of credit	132,572	131,442	151,837	150,570
Interest rate swaps	2,730	2,730	868	868
Foreign exchange forwards	505	505	99	99

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

Note 15:    Segment Information

We operate under the Itron brand worldwide and manage and report under three operating segments: Electricity, Gas, and Water. Our Water operating segment includes both our global water and heat solutions. This structure allows each segment to develop its own go-to-market strategy, prioritize its marketing and product development requirements, and focus on its strategic investments. Our sales, marketing, and delivery functions are managed under each segment. Our product development and manufacturing operations are managed on a worldwide basis to promote a global perspective in our operations and processes and yet still maintain alignment with the segments.

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

Revenues, gross profit, and operating income associated with our segments were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Revenues
Electricity	$217,295	$191,840
Gas	139,256	125,081
Water	141,039	129,825
Total Company	$497,590	$446,746

Gross profit
Electricity	$64,586	$54,204
Gas	48,577	44,037
Water	50,040	40,181
Total Company	$163,203	$138,422

Operating income (loss)
Electricity	$10,632	$1,114
Gas	16,299	14,491
Water	18,076	8,715
Corporate unallocated	(21,433)	(10,824)
Total Company	23,574	13,496
Total other income (expense)	(4,164)	(2,613)
Income before income taxes	$19,410	$10,883

For the three months ended March 31, 2016, one customer represented 13% of total Electricity segment revenues. For the three months ended March 31, 2016, no single customer represented more than 10% of the Gas and Water operating segment revenues or total Company revenues. For the three months ended March 31, 2015, no single customer represented more than 10% of total Company or the Electricity, Gas, or Water operating segment revenues.

Revenues by region were as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
United States and Canada	$262,037	$227,438
Europe, Middle East, and Africa	195,710	176,187
Other(1)	39,843	43,121
Total revenues	$497,590	$446,746

(1)	The Other region includes our operations in Latin America and Asia Pacific.

Depreciation and amortization expense associated with our segments was as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Electricity	$7,262	$9,149
Gas	4,921	5,341
Water	4,382	4,792
Corporate Unallocated	109	73
Total Company	$16,674	$19,355

Item 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes included in this report and with our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (SEC) on June 30, 2016.

Documents we provide to the SEC are available free of charge under the Investors section of our website at www.itron.com as soon as practicable after they are filed with or furnished to the SEC. In addition, these documents are available at the SEC’s website (http://www.sec.gov), at the SEC’s Headquarters at 100 F Street, NE, Washington, DC 20549, or by calling 1-800-SEC-0330.

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, revenues, earnings growth, liquidity, and other items. This document reflects our current plans and expectations and is based on information currently available as of the date of this Quarterly Report on Form 10-Q. When we use the words “expect,” “intend,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “future,” “objective,” “may,” “will,” “will continue,” and similar expressions, they are intended to identify forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. Although we believe that these assumptions and estimates are reasonable, any of these assumptions and estimates could prove to be inaccurate and the forward looking statements based on them could be incorrect and cause our actual results to vary materially from expected results. Our operations involve risks and uncertainties which could materially affect our results of operations and whether the forward looking statements ultimately prove to be correct. These risks and uncertainties include 1) the rate and timing of customer demand for our products, 2) failure to meet performance or delivery milestones in customer contracts, 3) changes in estimated liabilities for product warranties and/or litigation, 4) changes in foreign currency exchange rates and interest rates, 5) rescheduling or cancellations of current customer orders and commitments, 6) our dependence on customers' acceptance of new products and their performance, 7) competition, 8) changes in domestic and international laws and regulations, 9) international business risks, 10) our own and our customers' or suppliers' access to and cost of capital, 11) future business combinations, and 12) other factors. For a more complete description of these and other risks, refer to Item 1A: “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on June 30, 2016 and our other reports on file with the SEC. We do not have any obligation to update or revise any forward looking statement in this document.

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

The following discussion includes financial information prepared in accordance with accounting principles generally accepted in the United States (GAAP), as well as certain adjusted or non-GAAP financial measures such as constant currency, free cash flow, non-GAAP operating expense, non-GAAP operating income, non-GAAP net income, adjusted EBITDA, and non-GAAP diluted earnings per share (EPS). We believe that non-GAAP financial measures, when reviewed in conjunction with GAAP financial measures, can provide more information to assist investors in evaluating current period performance and in assessing future performance. For these reasons, our internal management reporting also includes non-GAAP measures. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Non-GAAP measures as presented herein may not be comparable to similarly titled measures used by other companies.

In our discussions of the operating results below, we sometimes refer to the impact of foreign currency exchange rate fluctuations, which are references to the differences between the foreign currency exchange rates we use to convert operating results from local currencies into U.S. dollars for reporting purposes. We also use the term “constant currency,” which represents results adjusted to exclude foreign currency exchange rate impacts. We calculate the constant currency change as the difference between the current period results translated using the current period currency exchange rates and the comparable prior period’s results restated using current period currency exchange rates. We believe the reconciliations of changes in constant currency provides useful supplementary information to investors in light of fluctuations in foreign currency exchange rates.

Refer to the Non-GAAP Measures section below on pages 40-42 for the detailed reconciliation of items that impacted free cash flow, non-GAAP operating expense, non-GAAP operating income, non-GAAP net income, adjusted EBITDA, and non-GAAP diluted EPS in the presented periods.

Total Company Highlights and Unit Shipments

The following are highlights and significant developments for the three months ended March 31, 2016:

•
Revenues for the three months ended March 31, 2016 were $497.6 million compared with $446.7 million in the same period last year, an increase of $50.8 million, or 11%. All operating segments experienced improved revenue in the first quarter of 2016.

•	Gross margin for the three months ended March 31, 2016 was 32.8%, compared with 31.0% in the same period last year, an increase of 180 basis points.

•
Operating expenses for the three months ended March 31, 2016 were $14.7 million higher compared with the same period last year due to increased restructuring, general and administrative, and product development costs.

•	Net income attributable to Itron, Inc. for the three months ended March 31, 2016 was $10.1 million compared with $5.4 million in the same period last year.

•	Adjusted EBITDA for the first quarter ended March 31, 2016 improved $10.7 million or 36% compared with the same period last year.

•	GAAP diluted EPS improved $0.12 to $0.26 for the first quarter of 2016 as compared to the same period last year.

•	Non-GAAP diluted EPS improved $0.22 to $0.44 for the first quarter of 2016 as compared to the same period last year.

•	Total backlog was $1.5 billion and twelve-month backlog was $785 million at March 31, 2016.

The following table summarizes the changes in GAAP and Non-GAAP financial measures:

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands, except margin and per share data)
GAAP
Revenues	$497,590	$446,746	11%
Gross profit	163,203	138,422	18%
Operating expenses	139,629	124,926	12%
Operating income	23,574	13,496	75%
Other income (expense)	(4,164)	(2,613)	59%
Income tax provision	(8,626)	(5,030)	71%
Net income attributable to Itron, Inc.	10,089	5,398	87%

Non-GAAP(1)
Operating expenses	$131,179	$119,810	9%
Operating income	32,024	18,612	72%
Net income attributable to Itron, Inc.	16,831	8,549	97%
Adjusted EBITDA	40,276	29,560	36%

GAAP Margins and Earnings Per Share
Gross margin	32.8%	31.0%
Operating margin	4.7%	3.0%
Basic EPS	$0.27	$0.14
Diluted EPS	$0.26	$0.14

Non-GAAP Earnings Per Share(1)
Diluted EPS	$0.44	$0.22

(1)
These measures exclude certain expenses that we do not believe are indicative of our core operating results. See pages 40-42 for information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

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

Our revenue is driven significantly by sales of meters and communication modules. A summary of our meter and communication module shipments is as follows:

	Three Months Ended March 31,
	2016	2015
	(units in thousands)
Meters
Standard	4,370	4,740
Advanced and smart	2,190	1,540
Total meters	6,560	6,280

Stand-alone communication modules
Advanced and smart	1,460	1,310

Results of Operations

Revenue and Gross Margin

The actual results and effects of changes in foreign currency exchange rates in revenues and gross profit were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended March 31,
	2016	2015
	(in thousands)
Total Company
Revenues	$497,590	$446,746	$(15,967)	$66,811	$50,844
Gross Profit	163,203	138,422	(3,607)	28,388	24,781

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues
Revenues increased $50.8 million, or 11%, for the three months ended March 31, 2016, compared with the same period in 2015. Revenues in the Electricity, Gas, and Water segments increased by $25.5 million, $14.2 million, and $11.2 million, respectively. Total revenue for the three months ended March 31, 2016 was unfavorably impacted by $16.0 million due to changes in foreign exchange rates.

No single customer accounted for more than 10% of total Company revenues during the three months ended March 31, 2016 and 2015. Our 10 largest customers accounted for 29% of total revenues during the three months ended March 31, 2016 and 21% of total revenues during the three months ended March 31, 2015.

Gross Margin
Gross margin for the first quarter of 2016 was 32.8%, compared with 31.0% for the same period in 2015. The improvement in the first quarter gross margin was primarily driven by improved revenue across all segments and reduced warranty charges in our Water segment.

Operating Expenses

The actual results and effects of changes in foreign currency exchange rates in operating expenses were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended March 31,
	2016	2015
	(in thousands)
Total Company
Sales and marketing	$40,767	$41,027	$(1,520)	$1,260	$(260)
Product development	45,346	41,522	(534)	4,358	3,824
General and administrative	45,069	39,585	(1,328)	6,812	5,484
Amortization of intangible assets	6,210	7,973	(270)	(1,493)	(1,763)
Restructuring	2,237	(5,181)	(148)	7,566	7,418
Total Operating Expenses	$139,629	$124,926	$(3,800)	$18,503	$14,703

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Operating expenses increased $14.7 million for the three months ended March 31, 2016 as compared with the same period in 2015. The increase was primarily related to an increase in restructuring expenses of $7.4 million, an increase in general and administrative expense of $5.5 million, and an increase in product development of $3.8 million. A more detailed analysis of operating expenses fluctuations is provided in Operating Segment Results.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended March 31,
	2016	2015	% Change
	(in thousands)
Interest income	$271	$48	465%
Interest expense	(2,642)	(2,292)	15%
Amortization of prepaid debt fees	(276)	(390)	(29)%
Other income (expense), net	(1,517)	21	N/A
Total other income (expense)	$(4,164)	$(2,613)	59%

Other income (expense) decreased $1.6 million for the three months ended March 31, 2016 as compared with the same period in 2015. The decrease was primarily related to the unrealized and realized foreign currency gains and losses from balances denominated in currencies other than a reporting entity's functional currency. As a result of currency movements in certain markets in which we do business, foreign currency losses, net of hedging, were $1.1 million for the three months ended March 31, 2016, compared with foreign currency gains, net of hedging, of $0.2 million in the same period in 2015.

Income Tax Provision

For the three months ended March 31, 2016, the tax rate was 44% or an income tax provision of $8.6 million compared with a tax rate of 46% or an income tax provision of $5.0 million for the same period in 2015. Our tax expense for the three months ended March 31, 2016 differed from the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions and losses experienced in jurisdictions with valuation allowances on deferred tax assets. Our tax expense for the three months ended March 31, 2015 differed from the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions, valuation allowances, and discrete tax items.

Operating Segment Results

For a description of our operating segments, refer to Item 1: “Financial Statements Note 15: Segment Information.”

	Three Months Ended March 31,
	2016	2015	% Change
Segment Revenues	(in thousands)
Electricity	$217,295	$191,840	13%
Gas	139,256	125,081	11%
Water	141,039	129,825	9%
Total revenues	$497,590	$446,746	11%

	Three Months Ended March 31,
	2016		2015
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(in thousands)		(in thousands)
Electricity	$64,586	29.7%	$54,204	28.3%
Gas	48,577	34.9%	44,037	35.2%
Water	50,040	35.5%	40,181	31.0%
Total gross profit and margin	$163,203	32.8%	$138,422	31.0%

	Three Months Ended March 31,
	2016	2015	% Change
Segment Operating Expenses	(in thousands)
Electricity	$53,954	$53,090	2%
Gas	32,278	29,546	9%
Water	31,964	31,466	2%
Corporate unallocated	21,433	10,824	98%
Total operating expenses	$139,629	$124,926	12%

	Three Months Ended March 31,
	2016		2015
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss) and Operating Margin	(in thousands)		(in thousands)
Electricity	$10,632	4.9%	$1,114	0.6%
Gas	16,299	11.7%	14,491	11.6%
Water	18,076	12.8%	8,715	6.7%
Corporate unallocated	(21,433)		(10,824)
Total Company	$23,574	4.7%	$13,496	3.0%

Electricity

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Electricity segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended March 31,
	2016	2015
	(in thousands)
Electricity Segment
Revenues	$217,295	$191,840	$(7,435)	$32,890	$25,455
Gross Profit	64,586	54,204	(1,575)	11,957	10,382
Operating Expenses	53,954	53,090	(1,553)	2,417	864

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues - Three months ended March 31, 2016 vs. Three months ended March 31, 2015
Revenues increased $25.5 million, or 13%, for the three months ended March 31, 2016, compared with the same period in 2015. This increase was primarily driven by increased product and professional services revenue in North America and Europe, Middle East, and Africa (EMEA). The increase in North America was driven by favorable product mix, while EMEA increased due to higher volumes as well as higher services revenue in the region. Electricity revenues were unfavorably impacted by $7.4 million from changes in foreign currency exchange rates.

For the three months ended March 31, 2016, one customer represented 13% of total Electricity segment revenues. No single customer accounted for more than 10% of the Electricity operating segment revenues during the three months ended March 31, 2015.

Gross Margin - Three months ended March 31, 2016 vs. Three months ended March 31, 2015
Gross margin was 29.7% for the three months ended March 31, 2016, compared with 28.3% for the same period in 2015. The 140 basis point increase over the prior year was primarily the result of an improved product mix and higher volumes.

Operating Expenses - Three months ended March 31, 2016 vs. Three months ended March 31, 2015
Operating expenses increased $0.9 million, or 2%, for the three months ended March 31, 2016, compared with the same period in 2015. The increase was caused by a $3.3 million increase in restructuring due to a $2.8 million restructuring release in the first quarter of 2015. This increase was offset by slight decreases in amortization, general and administrative expenses, product development, and sales and marketing during the three months ended March 31, 2016 as compared with the same period last year.

Gas

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Gas segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended March 31,
	2016	2015
	(in thousands)
Gas Segment
Revenues	$139,256	$125,081	$(2,687)	$16,862	$14,175
Gross Profit	48,577	44,037	(212)	4,752	4,540
Operating Expenses	32,278	29,546	(573)	3,305	2,732

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues - Three months ended March 31, 2016 vs. Three months ended March 31, 2015
Revenues increased $14.2 million, or 11%, for the three months ended March 31, 2016 compared to 2015. This was due to regional strength in North America, as well as an increase in EMEA smart meter shipments.

No single customer accounted for more than 10% of the Gas operating segment revenues during the three months ended March 31, 2016 and 2015.

Gross Margin - Three months ended March 31, 2016 vs. Three months ended March 31, 2015
Gross margin was 34.9% for the three months ended March 31, 2016, compared with 35.2% for the same period in 2015. The decrease was primarily due to an increase in sales of higher cost first-generation smart meter sales in EMEA.

Operating Expenses - Three months ended March 31, 2016 vs. Three months ended March 31, 2015
Operating expenses increased $2.7 million, or 9%, for the three months ended March 31, 2016, compared to 2015. The increase was primarily due to a $2.6 million increase in product development expense.

Water

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Water segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended March 31,
	2016	2015
	(in thousands)
Water Segment
Revenues	$141,039	$129,825	$(5,844)	$17,058	$11,214
Gross Profit	50,040	40,181	(1,820)	11,679	9,859
Operating Expenses	31,964	31,466	(892)	1,390	498

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues - Three months ended March 31, 2016 vs. Three months ended March 31, 2015
Revenues increased $11.2 million, or 9%, for the three months ended March 31, 2016, compared with the first quarter of 2015. This was due to higher product revenue in EMEA and North America, including an increase in sales of communication modules.

No single customer represented more than 10% of the Water operating segment revenues during the three months ended March 31, 2016 and 2015.

Gross Margin - Three months ended March 31, 2016 vs. Three months ended March 31, 2015
During the first quarter of 2016 gross margin increased to 35.5%, compared with 31.0% in 2015. The 450 basis point improvement was primarily due to improved margins in North America, driven by reduced warranty charges in 2016. The first quarter 2015 included a significant warranty accrual associated with our preliminary failure estimates for certain communication modules manufactured between July 2013 and December 2014.

Operating Expenses - Three months ended March 31, 2016 vs. Three months ended March 31, 2015
Operating expenses for the three months ended March 31, 2016 increased by $0.5 million, or 2%, compared with the first quarter of 2015. This increase was primarily the result of $2.0 million in increased product development and sales and marketing expenses, partially offset by lower general and administrative expenses.

Corporate unallocated

Corporate Unallocated Expenses - Three months ended March 31, 2016 vs. Three months ended March 31, 2015
Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses increased by $10.6 million, or 98%, for the three months ended March 31, 2016 compared to the same period in 2015. The increase was primarily due to increased professional service fees associated with the revision of previously issued financial statements, as discussed in our Annual Report on Form 10-K, along with increased legal costs.

Bookings and Backlog of Orders

Bookings for a reported period represent customer contracts and purchase orders received during the period that have met certain conditions, such as regulatory and/or contractual approval. Total backlog represents committed but undelivered products and services for contracts and purchase orders at period end. Twelve-month backlog represents the portion of total backlog that we estimate will be recognized as revenue over the next 12 months. Backlog is not a complete measure of our future revenues as we also receive significant book-and-ship orders. Bookings and backlog may fluctuate significantly due to the timing of large project awards. In addition, annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. Beginning total backlog, plus bookings, minus revenues, will not equal ending total backlog due to miscellaneous contract adjustments, fluctuations in foreign currency exchange rates, and other factors.

Quarter Ended	Quarterly Bookings	Ending Total Backlog(1)	Ending 12-Month Backlog
	(in millions)
March 31, 2016	$394	$1,504	$785
December 31, 2015	822	1,575	836
September 30, 2015	337	1,252	734
June 30, 2015	398	1,403	799
March 31, 2015	424	1,470	780

(1)
The March 31, 2016 ending total backlog was adjusted for an error as the prior periods’ backlog did not reflect the deferral of 2011 and 2012 revenues as disclosed in our 2015 Annual Report on Form 10-K (2015 Form 10-K).  This revenue deferral was properly recorded as a beginning retained earnings balance adjustment for the year ended December 31, 2013 in the 2015 Form 10-K. The total backlog was adjusted upward by approximately $29 million, which is not considered material.

Information on bookings by our operating segments is as follows:

Quarter Ended	Total Bookings	Electricity	Gas	Water
	(in millions)
March 31, 2016	$394	$145	$137	$112
December 31, 2015	822	441	251	130
September 30, 2015	337	151	100	86
June 30, 2015	398	175	116	107
March 31, 2015	424	191	109	124

Financial Condition

Cash Flow Information:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Operating activities	$33,805	$(3,955)
Investing activities	(8,233)	(9,590)
Financing activities	(25,035)	25,923
Effect of exchange rates on cash and cash equivalents	1,060	(6,665)
Increase in cash and cash equivalents	$1,597	$5,713

Cash and cash equivalents was $132.6 million at March 31, 2016, compared with $131.0 million at December 31, 2015.

Operating activities
Cash provided by operating activities during the three months ended March 31, 2016 was $33.8 million compared with a cash use of $4.0 million during the same period in 2015. The increase in cash provided was primarily due to a $4.9 million increase in net income, a $9.4 million increase in cash provided due to deferred income tax adjustments, and a $27.0 million increased source of cash from inventory caused by a prior year buildup for expected demand in North America and EMEA. Additionally, changes in wages and benefits payable resulted in a $19.3 million increased source of cash due to lower variable compensation payments during the three months ended March 31, 2016 compared to the same period last year. The changes were partially offset by a $33.5 million increased use of cash in accounts receivable during the three months ended March 31, 2016 caused by an increase in revenues and the timing of significant invoices in both North America and EMEA.

Investing activities
Cash used by investing activities during the three months ended March 31, 2016 was $1.4 million lower compared with the same period in 2015, primarily due to reduced acquisitions of property, plant, and equipment and an increase in proceeds from sales of property, plant, and equipment.

Financing activities
Net cash used by financing activities during the three months ended March 31, 2016 was $25.0 million, compared with a cash source of $25.9 million for the same period in 2015. The increased use of cash by financing activities is primarily a result of utilizing no proceeds from borrowings in the three months ended March 31, 2016, compared to $63.0 million during the same period in 2015, as free cash flow was sufficient to fund operating and investing activities. This was partially offset by a $16.3 million reduction in cash used for repurchases of common stock during the three months ended March 31, 2016, compared to the same period in 2015.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations for the three months ended March 31, 2016 was an increase of $1.1 million, compared with a decrease of $6.7 million for the same period in 2015. The impact of exchange rates is the result of a decrease in the U.S. dollar value compared with most foreign currencies during the three months ended March 31, 2016, compared to a increase in value compared with most foreign currencies during the same period in 2015.

Free cash flow (Non-GAAP)
To supplement our Consolidated Statements of Cash Flows presented on a GAAP basis, we use the non-GAAP measure of free cash flow to analyze cash flows generated from our operations. The presentation of non-GAAP free cash flow is not meant to be considered in isolation or as an alternative to net income as an indicator of our performance, or as an alternative to cash flows provided by (used in) operating activities as a measure of liquidity. We calculate free cash flows, using amounts from our Consolidated Statements of Cash Flows, as follows:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$33,805	$(3,955)
Acquisitions of property, plant, and equipment	(8,791)	(9,472)
Free cash flow	$25,014	$(13,427)

Free cash flow (non-GAAP) increased almost exclusively as a result of higher cash provided by operating activities. See the cash flow discussion of operating activities above.

Off-balance sheet arrangements:

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at March 31, 2016 and December 31, 2015 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Liquidity and Capital Resources:

Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments of debt. Working capital, which represents current assets less current liabilities, was $283.3 million at March 31, 2016, compared with $281.2 million at December 31, 2015.

Borrowings
Our credit facility consists of a $225 million U.S. dollar term loan and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million letter of credit sub-facility and a $50 million swingline sub-facility (available for immediate cash needs at a higher interest rate). At March 31, 2016, $132.6 million was outstanding under the revolver, and $321.5 million was available for additional borrowings or standby letters of credit. At March 31, 2016, $45.9 million was utilized by outstanding standby letters of credit, resulting in $254.1 million available for additional letters of credit. This availability decreases to $204.1 million as a result of the amendments to the 2015 credit facility discussed below.

The credit facility includes debt covenants, which contain certain financial ratio thresholds, place certain restrictions on the incurrence of debt, investments, and the issuance of dividends, and require quarterly unaudited and annual audited financial reporting. We were not in compliance with the financial reporting portion of these covenants under the 2015 credit facility at March 31, 2016. On April 1, 2016 and June 13, 2016, we entered into the first and second amendments to the 2015 credit facility. As a result of these amendments, we have been granted waivers which extend the due dates for annual audited financial statements for the year ended December 31, 2015 and quarterly unaudited financial statements for the periods ended March 31, 2016 and June 30, 2016 through September 12, 2016 and our $300 million standby letter of credit sub-facility was reduced to $250 million.

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

As of March 31, 2016, $25.5 million was accrued for the restructuring projects, of which $21.6 million is expected to be paid over the next 12 months. Certain aspects of the projects are subject to a variety of labor and employment laws, rules, and regulations, which could result in a delay in completing the projects at some locations.

For further details regarding our restructuring activities, refer to Item 1: “Financial Statements, Note 12: Restructuring.”

Other Liquidity Considerations
We have tax credits and net operating loss carryforwards in various jurisdictions that are available to reduce cash taxes. However, utilization of tax credits and net operating losses are limited in certain jurisdictions. Based on current projections, we expect to pay, net of refunds, approximately $6.8 million in state taxes, $12.0 million in U.S federal taxes, and $15.3 million in local and foreign taxes during 2016. For a discussion of our tax provision and unrecognized tax benefits, see Item 1: “Financial Statements, Note 10: Income Taxes.”

At March 31, 2016, we are under examination by certain tax authorities for the 2000 to 2013 tax years. The material jurisdictions where we are subject to examination include, among others, the United States, France, Germany, Italy, Brazil, and the United Kingdom. No material changes have occurred to previously disclosed assessments. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

We have not provided U.S. deferred taxes related to the cash in certain foreign subsidiaries because our investment is considered permanent in duration. As of March 31, 2016, there was $34.4 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. If this cash were repatriated to fund U.S. operations, additional tax costs may be required. Tax is one of the many factors that we consider in the management of global cash. Included in the determination of the tax costs in repatriating foreign cash into the United States are the amount of earnings and profits in a particular jurisdiction, withholding taxes that would be imposed, and available foreign tax credits. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

In several of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc., we consolidate them because we have a greater than 50% ownership interest and/or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. Approximately $32.5 million of our consolidated cash balance at March 31, 2016 is held in our joint venture entities. As a result, the minority shareholders of these entities have rights to their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from these entities.

At March 31, 2016, we have accrued $13.4 million of bonus and profit sharing plans expense for the expected achievement of annual financial and nonfinancial targets, which will be paid in cash during the third quarter of 2016 and first quarter of 2017.

General Liquidity Overview
We expect to grow through a combination of internal new product development, licensing technology from and to others, distribution agreements, partnering arrangements, and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings, or the sale of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the next 12 months and into the foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the electricity, gas, and water industries, competitive pressures, changes in estimated liabilities for product warranties and/or litigation, future business combinations, capital market fluctuations, international risks, and other factors described under “Risk Factors” within Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on June 30, 2016, as well as “Quantitative and Qualitative Disclosures About Market Risk” within Item 3 of Part I included in this Quarterly Report on Form 10-Q.

Contingencies

Refer to Item 1: “Financial Statements, Note 11: Commitments and Contingencies.”

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on our consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in the Annual Report on Form 10-K and have not changed materially from that discussion, with the following exception.

Stock-Based Compensation
We grant various stock-based compensation awards to its officers, employees and Board of Directors with service, market, and/or performance vesting conditions. Beginning with the fiscal quarter ending March 31, 2016, we granted phantom stock units which are settled in cash upon vesting and accounted for as liability-based awards.

We measure and recognize compensation expense for all stock-based compensation based on estimated fair values. The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model, which includes assumptions for the dividend yield, expected volatility, risk-free interest rate, and expected term. For unrestricted stock awards with no market conditions, the fair value is the market close price of our common stock on the date of grant. For restricted stock units with market conditions, the fair value is estimated at the date of award using a Monte Carlo simulation model, which includes assumptions for dividend yield and expected volatility for our common stock and the common stock for companies within the Russell 3000 index, as well as the risk-free interest rate and expected term of the awards. For phantom stock units, fair value is the market close price of our common stock at the end of each reporting period.

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

Non-GAAP Measures

Our consolidated financial statements are prepared in accordance with GAAP, which we supplement with certain non-GAAP financial information. These non-GAAP measures should not be considered in isolation or as a substitute for the related GAAP measures, and other companies may define such measures differently. We encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. These non-GAAP measures exclude the impact of certain expenses that we do not believe are indicative of our core operating results. We use these non-GAAP financial measures for financial and operational decision making and as a means for determining executive compensation. These non-GAAP financial measures facilitate management's internal comparisons to our historical performance.

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

Adjusted EBITDA – We define adjusted EBITDA as net income (a) minus interest income, (b) plus interest expense, depreciation, amortization of intangible assets, restructuring, acquisition related expense, goodwill impairment and (c) exclude the tax expense or benefit. We believe that providing this financial measure is important for management and investors to understand our ability to service our debt as it is a measure of the cash generated by our core business. Management uses adjusted EBITDA as a performance measure for executive compensation. A limitation to using adjusted EBITDA is that it does not represent the total increase or decrease in the cash balance for the period and the measure includes some non-cash items and excludes other non-cash items. Additionally, the items that we exclude in our calculation of adjusted EBITDA may differ from the items that our peer companies exclude when they report their results. We compensate for these limitations by providing a reconciliation of this measure to GAAP net income.

Free cash flow - We define free cash flow as net cash provided by operating activities less cash used for acquisitions of property, plant and equipment. We believe free cash flow provides investors with a relevant measure of liquidity and a useful basis for assessing our ability to fund our operations and repay our debt. The same limitations described above regarding our use of adjusted EBITDA apply to our use of free cash flow. We compensate for these limitations by providing specific information regarding the GAAP amounts and reconciling to free cash flow.

Reconciliation of GAAP Measures to Non-GAAP Measures

The table below reconciles the non-GAAP financial measures of operating expenses, operating income, net income, diluted EPS, adjusted EBITDA, free cash flow, and operating income by segment with the most directly comparable GAAP financial measures.

TOTAL COMPANY RECONCILIATIONS	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share data)
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$139,629	$124,926
Amortization of intangible assets	(6,210)	(7,973)
Restructuring	(2,237)	5,181
Acquisition-related expenses	(3)	(2,324)
Non-GAAP operating expenses	$131,179	$119,810

NON-GAAP OPERATING INCOME
GAAP operating income	$23,574	$13,496
Amortization of intangible assets	6,210	7,973
Restructuring	2,237	(5,181)
Acquisition-related expenses	3	2,324
Non-GAAP operating income	$32,024	$18,612

NON-GAAP NET INCOME & DILUTED EPS
GAAP net income attributable to Itron, Inc.	$10,089	$5,398
Amortization of intangible assets	6,210	7,973
Amortization of debt placement fees	247	365
Restructuring	2,237	(5,181)
Acquisition-related expenses	3	2,324
Income tax effect of non-GAAP adjustments(1)	(1,955)	(2,330)
Non-GAAP net income attributable to Itron, Inc.	$16,831	$8,549

Non-GAAP diluted EPS	$0.44	$0.22

Weighted average common shares outstanding - Diluted	38,376	38,758

ADJUSTED EBITDA
GAAP net income attributable to Itron, Inc.	$10,089	$5,398
Interest income	(271)	(48)
Interest expense	2,918	2,682
Income tax provision	8,626	5,030
Depreciation and amortization	16,674	19,355
Restructuring	2,237	(5,181)
Acquisition-related expenses	3	2,324
Adjusted EBITDA	$40,276	$29,560

FREE CASH FLOW
Net cash provided by operating activities	$33,805	$(3,955)
Acquisitions of property, plant, and equipment	(8,791)	(9,472)
Free Cash Flow	$25,014	$(13,427)

(1)
The income tax effect of non-GAAP adjustments is calculated using the statutory tax rates for the relevant jurisdictions if no valuation allowance exists. If a valuation allowance exists, there is no tax impact to the non-GAAP adjustment.

SEGMENT RECONCILIATIONS	Three Months Ended March 31,
	2016	2015
	(in thousands)
NON-GAAP OPERATING INCOME - ELECTRICITY
Electricity - GAAP operating income	$10,632	$1,114
Amortization of intangible assets	3,250	4,455
Restructuring	528	(2,762)
Acquisition-related expenses	3	2,324
Electricity - Non-GAAP operating income	$14,413	$5,131

NON-GAAP OPERATING INCOME - GAS
Gas - GAAP operating income	$16,299	$14,491
Amortization of intangible assets	1,619	1,970
Restructuring	1,264	125
Gas - Non-GAAP operating income	$19,182	$16,586

NON-GAAP OPERATING INCOME - WATER
Water - GAAP operating income	$18,076	$8,715
Amortization of intangible assets	1,341	1,548
Restructuring	(64)	117
Water - Non-GAAP operating income	$19,353	$10,380

NON-GAAP OPERATING INCOME - CORPORATE UNALLOCATED
Corporate unallocated - GAAP operating loss	$(21,433)	$(10,824)
Restructuring	509	(2,661)
Corporate unallocated - Non-GAAP operating loss	$(20,924)	$(13,485)

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

Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt instruments. In May 2012, we entered into six forward starting pay-fixed, receive one-month LIBOR interest rate swaps. The interest rate swaps convert $200 million of our LIBOR-based debt from a floating LIBOR interest rate to a fixed interest rate of 1.00% (excluding the applicable margin on the debt) and were effective from July 31, 2013 to August 8, 2016.

In October 2015, we entered into an interest rate swap, which is effective from August 31, 2016 to June 23, 2020, and converts $214 million of our LIBOR-based debt from a floating LIBOR interest rate to a fixed interest rate of 1.42% (excluding the applicable margin on the debt). The notional balance will amortize to maturity at the same rate as required minimum payments on our term loan. At March 31, 2016, our LIBOR-based debt balance was $296.6 million.

In November 2015, we entered into three interest rate cap contracts with a total notional amount of $100 million at a cost of $1.7 million. The interest rate cap contracts expire on June 23, 2020 and were entered into in order to limit our interest rate exposure on $100 million of our variable LIBOR-based debt up to 2.00%. In the event LIBOR is higher than 2.00%, we will pay interest at the capped rate of 2.00% with respect to the $100 million notional amount of such agreements. The interest rate cap contracts do not include the effect of the applicable margin.

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and the weighted average interest rates at March 31, 2016. Weighted average variable rates in the table are based on implied forward rates in the Reuters U.S. dollar yield curve as of March 31, 2016 and our estimated leverage ratio, which determines our additional interest rate margin at March 31, 2016.

	2016	2017	2018	2019	2020	Total	Fair Value
	(in thousands)
Variable Rate Debt
Principal: U.S. dollar term loan	$8,438	$14,063	$19,688	$22,500	$151,873	$216,562	$215,089
Average interest rate	2.29%	2.50%	2.73%	2.98%	3.17%

Principal: Multicurrency revolving line of credit	$—	$—	$—	$—	$132,572	$132,572	$131,442
Average interest rate	2.09%	2.20%	2.34%	2.53%	2.70%

Interest rate swap on LIBOR-based debt
Average interest rate (pay)	1.19%	1.42%	1.42%	1.42%	1.42%
Average interest rate (receive)	0.56%	0.75%	0.98%	1.23%	1.42%
Net/Spread	(0.63)%	(0.67)%	(0.44)%	(0.19)%	—%

Based on a sensitivity analysis as of March 31, 2016, we estimate that, if market interest rates average one percentage point higher in 2016 than in the table above, our financial results in 2016 would not be materially impacted.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. As a result, approximately half of our revenues and operating expenses are denominated in foreign currencies, which expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in functional currencies other than the U.S. dollar were 50% of total revenues for the three months ended March 31, 2016 compared with 54% for the same respective period in 2015.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued, with the change recorded to other income (expense), net. We enter into monthly foreign exchange forward contracts (a total of 122 contracts were entered into during the three months ended March 31, 2016) not designated for hedge accounting, with the intent to reduce earnings volatility associated with certain of these balances. The notional amounts of the contracts ranged from $100,000 to $31.0 million, offsetting our exposures from the euro, British pound, Canadian dollar, Australian dollar, Mexican peso, and various other currencies.

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

Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2016, the Company’s disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting identified during the year ended December 31, 2015, as disclosed in our 2015 Annual Report on Form 10-K. Management has concluded that the deficiencies identified in our revenue processes and controls, the combination of which represents a material weakness, were also present as of March 31, 2016, as our remediation efforts have not yet been completed. Specifically, we did not design and maintain effective controls to determine whether vendor specific objective evidence (VSOE) of fair value could be demonstrated for substantially all maintenance contracts associated with certain software solutions and whether software was essential to the functionality of certain hardware.

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
Except for these changes and the remediation efforts related to the material weakness noted below, there have been no other changes in our internal control over financial reporting during the three months ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(c)
Remediation of Material Weakness in Internal Control over Financial Reporting. To remediate the material weakness in our internal control over financial reporting described above, we are implementing and/or plan to implement the following:

•	Continue to engage outside consultants to advise on changes in the design of controls and procedures to determine whether VSOE of fair value exists for certain software elements;

•	Implement enhancements to revenue processes and systems to identify transactions warranting additional review and automate certain manual processes;

•	Expand mandatory revenue recognition training for employees directly responsible for executing control activities related to our sales contracts;

•	Expand our revenue recognition policies and procedures to provide detailed explanations specific to Itron’s sales contracts; and

•	Continue to engage outside consultants to advise on technical matters related to significant sales contracts or revenue streams.

When fully implemented and operational, we believe the measures described above will remediate the material weakness we have identified and strengthen our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings
Refer to Item 1: “Financial Statements, Note 11: Commitments and Contingencies.”

Item 1A:	Risk Factors
There were no material changes to risk factors during the first quarter of 2016 from those previously disclosed in Item 1A: “Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on June 30, 2016.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Issuer Repurchase of Equity Securities
The repurchase program, which was approved by Itron's Board on February 19, 2015 authorizing repurchase of up to $50 million of our common stock, expired on February 19, 2016. There were no repurchases of equity securities during the quarter ended March 31, 2016.

Item 5:	Other Information

(a) No information was required to be disclosed in a report on Form 8-K during the first quarter of 2016 that was not reported.

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

ITRON, INC.

August 12, 2016	By:	/s/ W. MARK SCHMITZ
Date		W. Mark Schmitz
Executive Vice President and Chief Financial Officer