Form 10-Q
period 2016-06-30
ITRON INC /WA/
filed 2016-09-02
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Revenues	$513,024	$470,811	$1,010,614	$917,557
Cost of revenues	343,319	352,257	677,706	660,581
Gross profit	169,705	118,554	332,908	256,976

Operating expenses
Sales and marketing	39,376	43,058	80,143	84,085
Product development	43,354	43,318	88,700	84,840
General and administrative	45,328	32,492	90,397	72,077
Amortization of intangible assets	7,796	7,888	14,006	15,861
Restructuring	(1,622)	(4,234)	615	(9,415)
Total operating expenses	134,232	122,522	273,861	247,448

Operating income (loss)	35,473	(3,968)	59,047	9,528
Other income (expense)
Interest income	221	212	492	260
Interest expense	(2,735)	(3,855)	(5,653)	(6,537)
Other income (expense), net	(264)	(1,905)	(1,781)	(1,884)
Total other income (expense)	(2,778)	(5,548)	(6,942)	(8,161)

Income (loss) before income taxes	32,695	(9,516)	52,105	1,367
Income tax provision	(12,193)	(4,098)	(20,819)	(9,128)
Net income (loss)	20,502	(13,614)	31,286	(7,761)
Net income attributable to noncontrolling interests	585	732	1,280	1,187
Net income (loss) attributable to Itron, Inc.	$19,917	$(14,346)	$30,006	$(8,948)

Earnings (loss) per common share - Basic	$0.52	$(0.37)	$0.79	$(0.23)
Earnings (loss) per common share - Diluted	$0.52	$(0.37)	$0.78	$(0.23)

Weighted average common shares outstanding - Basic	38,236	38,434	38,147	38,438
Weighted average common shares outstanding - Diluted	38,516	38,434	38,446	38,438
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net income (loss)	$20,502	$(13,614)	$31,286	$(7,761)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8,380)	13,757	1,726	(46,562)
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	(1,126)	123	(3,732)	9
Pension benefit obligation adjustment	(291)	493	(609)	997
Total other comprehensive income (loss), net of tax	(9,797)	14,373	(2,615)	(45,556)

Total comprehensive income (loss), net of tax	10,705	759	28,671	(53,317)

Comprehensive income attributable to noncontrolling interests, net of tax	585	732	1,280	1,187

Comprehensive income (loss) attributable to Itron, Inc.	$10,120	$27	$27,391	$(54,504)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2016	December 31, 2015
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$132,014	$131,018
Accounts receivable, net	369,251	330,895
Inventories	188,181	190,465
Other current assets	115,302	106,562
Total current assets	804,748	758,940

Property, plant, and equipment, net	187,699	190,256
Deferred tax assets noncurrent, net	102,411	109,387
Other long-term assets	48,324	51,679
Intangible assets, net	87,105	101,932
Goodwill	471,746	468,122
Total assets	$1,702,033	$1,680,316

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$192,169	$185,827
Other current liabilities	66,401	78,630
Wages and benefits payable	91,801	76,980
Taxes payable	16,184	14,859
Current portion of debt	11,250	11,250
Current portion of warranty	26,825	36,927
Unearned revenue	89,508	73,301
Total current liabilities	494,138	477,774

Long-term debt	333,535	358,915
Long-term warranty	18,632	17,585
Pension benefit obligation	87,669	85,971
Deferred tax liabilities noncurrent, net	1,650	1,723
Other long-term obligations	108,435	115,645
Total liabilities	1,044,059	1,057,613

Commitments and contingencies (Note 11)

Equity
Common stock	1,255,313	1,246,671
Accumulated other comprehensive loss, net	(203,222)	(200,607)
Accumulated deficit	(411,300)	(441,306)
Total Itron, Inc. shareholders' equity	640,791	604,758
Noncontrolling interests	17,183	17,945
Total equity	657,974	622,703
Total liabilities and equity	$1,702,033	$1,680,316
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Operating activities
Net income (loss)	$31,286	$(7,761)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,481	38,792
Stock-based compensation	7,878	7,997
Amortization of prepaid debt fees	534	1,579
Deferred taxes, net	9,706	1,885
Restructuring, non-cash	(131)	(110)
Other adjustments, net	(366)	919
Changes in operating assets and liabilities:
Accounts receivable	(35,283)	(8,641)
Inventories	2,882	(49,928)
Other current assets	(10,549)	(6,254)
Other long-term assets	2,667	(3,185)
Accounts payable, other current liabilities, and taxes payable	(735)	23,965
Wages and benefits payable	14,709	(5,846)
Unearned revenue	5,513	10,649
Warranty	(9,065)	23,046
Other operating, net	(3,400)	(9,540)
Net cash provided by operating activities	51,127	17,567

Investing activities
Acquisitions of property, plant, and equipment	(19,884)	(20,992)
Business acquisitions, net of cash and cash equivalents acquired	(951)	—
Other investing, net	(974)	693
Net cash used in investing activities	(21,809)	(20,299)

Financing activities
Proceeds from borrowings	—	74,183
Payments on debt	(26,218)	(22,373)
Issuance of common stock	1,956	1,864
Repurchase of common stock	—	(23,185)
Other financing, net	(4,679)	(3,942)
Net cash provided by (used in) financing activities	(28,941)	26,547

Effect of foreign exchange rate changes on cash and cash equivalents	619	(7,372)
Increase in cash and cash equivalents	996	16,443
Cash and cash equivalents at beginning of period	131,018	112,371
Cash and cash equivalents at end of period	$132,014	$128,814

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$10,545	$21,233
Interest, net of amounts capitalized	5,064	4,998
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

Financial Statement Preparation
The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2016 and 2015, the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed. The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

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

Stock-Based Compensation
We grant various stock-based compensation awards to our officers, employees and Board of Directors with service, market, and/or performance vesting conditions. Beginning with the fiscal quarter ended March 31, 2016, we granted phantom stock units, which are settled in cash upon vesting and accounted for as liability-based awards.

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

Note 2:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Net income (loss) available to common shareholders	$19,917	$(14,346)	$30,006	$(8,948)

Weighted average common shares outstanding - Basic	38,236	38,434	38,147	38,438
Dilutive effect of stock-based awards	280	—	299	—
Weighted average common shares outstanding - Diluted	38,516	38,434	38,446	38,438
Earnings (loss) per common share - Basic	$0.52	$(0.37)	$0.79	$(0.23)
Earnings (loss) per common share - Diluted	$0.52	$(0.37)	$0.78	$(0.23)

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award, and the amount of excess tax benefits, if any. Approximately 0.9 million and 1.0 million stock-based awards were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2016 because they were anti-dilutive. Approximately 1.2 million stock-based awards were excluded from the calculation of diluted EPS for both the three and six months ended June 30, 2015 because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Note 3:    Certain Balance Sheet Components

Accounts receivable, net	June 30, 2016	December 31, 2015
	(in thousands)
Trade receivables (net of allowance of $3,939 and $5,949)	$317,510	$298,550
Unbilled receivables	51,741	32,345
Total accounts receivable, net	$369,251	$330,895

At June 30, 2016 and December 31, 2015, $3.1 million and $0.7 million, respectively, were recorded as contract retainage receivables within trade receivables, in accordance with contract retainage provisions. At June 30, 2016 and December 31, 2015, contract retainage receivables that were unbilled and classified as unbilled receivables were $5.6 million and $3.5 million, respectively. These contract retainage receivables within trade receivables and unbilled receivables are expected to be collected within the following 12 months.

At June 30, 2016 and December 31, 2015, long-term billed contract retainage receivables were $0.4 million. At June 30, 2016 and December 31, 2015, long-term unbilled contract retainage receivables were $3.8 million and $3.6 million, respectively. These long-term billed and unbilled contract retainage receivables are classified within other long-term assets, as collection is not anticipated within the following 12 months. We consider whether collectability of such retainage is reasonably assured in connection with our overall assessment of the collectability of amounts due or that will become due under our contracts.

Allowance for doubtful accounts activity	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Beginning balance	$4,541	$5,939	$5,949	$6,195
Provision (release) for doubtful accounts, net	(80)	(239)	(88)	30
Accounts written-off	(364)	(325)	(1,842)	(341)
Effect of change in exchange rates	(158)	47	(80)	(462)
Ending balance	$3,939	$5,422	$3,939	$5,422

Inventories	June 30, 2016	December 31, 2015
	(in thousands)
Materials	$109,857	$111,191
Work in process	13,145	9,400
Finished goods	65,179	69,874
Total inventories	$188,181	$190,465

Consigned inventory is held at third party locations; however, we retain title to the inventory until it is purchased by the third party. Consigned inventory, consisting of raw materials and finished goods, was $1.9 million and $2.6 million at June 30, 2016 and December 31, 2015, respectively.

Property, plant, and equipment, net	June 30, 2016	December 31, 2015
	(in thousands)
Machinery and equipment	$292,822	$289,015
Computers and software	104,055	104,310
Buildings, furniture, and improvements	128,148	127,531
Land	19,753	19,882
Construction in progress, including purchased equipment	27,725	32,639
Total cost	572,503	573,377
Accumulated depreciation	(384,804)	(383,121)
Property, plant, and equipment, net	$187,699	$190,256

Depreciation expense	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Depreciation expense	$11,011	$11,549	$21,475	$22,931

Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, were as follows:

	June 30, 2016			December 31, 2015
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$389,613	$(366,189)	$23,424	$388,981	$(358,092)	$30,889
Customer contracts and relationships	235,572	(172,689)	62,883	238,379	(168,885)	69,494
Trademarks and trade names	63,731	(62,975)	756	64,069	(62,571)	1,498
Other	11,079	(11,037)	42	11,078	(11,027)	51
Total intangible assets	$699,995	$(612,890)	$87,105	$702,507	$(600,575)	$101,932

A summary of intangible asset activity is as follows:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Beginning balance, intangible assets, gross	$702,507	$748,148
Intangible assets impaired	—	(497)
Effect of change in exchange rates	(2,512)	(29,247)
Ending balance, intangible assets, gross	$699,995	$718,404

Intangible assets impaired during the six months ended June 30, 2015 includes purchased software licenses to be sold to others. This amount was expensed as part of cost of revenues in the Consolidated Statement of Operations.

Estimated future annual amortization expense is as follows:

Year Ending December 31,	Estimated Annual Amortization
(in thousands)
2016 (amount remaining at June 30, 2016)	$11,210
2017	18,608
2018	12,939
2019	10,159
2020	8,275
Beyond 2020	25,914
Total intangible assets subject to amortization	$87,105

Note 5:    Goodwill

The following table reflects goodwill allocated to each reporting unit:

	Electricity	Gas	Water	Total Company
	(in thousands)
Balances at January 1, 2016
Goodwill before impairment	$414,910	$331,436	$350,314	$1,096,660
Accumulated impairment losses	(362,177)	—	(266,361)	(628,538)
Goodwill, net	52,733	331,436	83,953	468,122

Effect of change in exchange rates	49	2,869	706	3,624

Balances at June 30, 2016
Goodwill before impairment	418,137	334,305	353,964	1,106,406
Accumulated impairment losses	(365,355)	—	(269,305)	(634,660)
Goodwill, net	$52,782	$334,305	$84,659	$471,746

Note 6:    Debt

The components of our borrowings were as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Credit facility:
USD denominated term loan	$213,750	$219,375
Multicurrency revolving line of credit	131,939	151,837
Total debt	345,689	371,212
Less: current portion of debt	11,250	11,250
Less: unamortized prepaid debt fees - term loan	904	1,047
Long-term debt less unamortized prepaid debt fees - term loan	$333,535	$358,915

Credit Facility
On June 23, 2015, we entered into an amended and restated credit agreement providing for committed credit facilities in the amount of $725 million U.S. dollars (the 2015 credit facility). The 2015 credit facility consists of a $225 million U.S. dollar term loan (the term loan) and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $250 million standby letter of credit sub-facility and a $50 million swingline sub-facility (available for immediate cash needs at a higher interest rate). Both the term loan and the revolver mature on June 23, 2020, and amounts borrowed under the revolver are classified as long-term and, during the credit facility term, may be repaid and reborrowed until the revolver's maturity, at which time the revolver will terminate, and all outstanding loans, together with all accrued and unpaid interest, must be repaid. Amounts not borrowed under the revolver are subject to a commitment fee, which is paid in arrears on the last day of each fiscal quarter, ranging from 0.175% to 0.30% per annum depending on our total leverage ratio as of the most recently ended fiscal quarter. Amounts repaid on the term loan may not be reborrowed. The 2015 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, British pounds, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2015 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries, including a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of their first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2015 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents.

The 2015 credit facility includes debt covenants, which contain certain financial ratio thresholds, place certain restrictions on the incurrence of debt, investments, and the issuance of dividends, and require quarterly unaudited and annual audited financial reporting. We were not in compliance with the financial reporting portion of these covenants under the 2015 credit facility at June 30, 2016. On April 1, 2016 and June 13, 2016, we entered into the first and second amendments to the 2015 credit facility. As a result of these amendments, we have been granted waivers which extend the due dates for annual audited financial statements for the year ended December 31, 2015 and quarterly unaudited financial statements for the periods ended March 31, 2016 and June 30, 2016 through September 12, 2016, and our $300 million standby letter of credit sub-facility was reduced to $250 million.

Scheduled principal repayments for the term loan are due quarterly in the amount of $2.8 million through June 2017, $4.2 million from September 2017 through June 2018, $5.6 million from September 2018 through March 2020, and the remainder due at maturity on June 23, 2020. The term loan may be repaid early in whole or in part, subject to certain minimum thresholds, without penalty.

Under the 2015 credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total leverage ratio (as defined in the credit agreement). The applicable rates per annum may be based on either: (1) the LIBOR rate or EURIBOR rate (floor of 0%), plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 1/2 of 1%, or (iii) one month LIBOR plus 1%. At June 30, 2016, the interest rate for both the term loan and the USD revolver was 2.22% (the LIBOR rate plus a margin of 1.75%), and the interest rate for the EUR revolver was 1.75% (the EURIBOR floor rate plus a margin of 1.75%).

Total credit facility repayments were as follows:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Term loan	$5,625	$7,500
Multicurrency revolving line of credit	20,593	14,873
Total credit facility repayments	$26,218	$22,373

At June 30, 2016, $131.9 million was outstanding under the credit facility revolver, and $322.6 million was available for additional borrowings or standby letters of credit. At June 30, 2016, $45.5 million was utilized by outstanding standby letters of credit, resulting in $204.5 million available for additional standby letters of credit. No amounts were outstanding under the swingline sub-facility.

Upon entering into the 2015 credit facility, a portion of our unamortized prepaid debt fees, totaling $0.8 million, were written-off to interest expense. Prepaid debt fees of approximately $3.9 million were capitalized associated with the 2015 credit facility. Unamortized prepaid debt fees were as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Unamortized prepaid debt fees - revolver	$2,775	$3,128
Unamortized prepaid debt fees - term loan	904	1,047

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

The fair values of our derivative instruments were as follows:

		Fair Value
Asset Derivatives	Balance Sheet Location	June 30, 2016	December 31, 2015
Derivatives designated as hedging instruments under ASC 815-20		(in thousands)
Interest rate swap contracts	Other long-term assets	$—	$1,632
Interest rate cap contracts	Other long-term assets	333	1,423
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	213	27
Total asset derivatives		$546	$3,082

Liability Derivatives
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other current liabilities	$1,729	$868
Interest rate swap contracts	Other long-term obligations	2,492	—
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	189	99
Total liability derivatives		$4,410	$967

The changes in accumulated other comprehensive income (loss) (AOCI), net of tax, for our derivative and nonderivative hedging instruments, were as follows:

	2016	2015
	(in thousands)
Net unrealized loss on hedging instruments at January 1,	$(14,062)	$(15,148)
Unrealized loss on hedging instruments	(4,080)	(499)
Realized losses reclassified into net income (loss)	348	508
Net unrealized loss on hedging instruments at June 30,	$(17,794)	$(15,139)

Reclassification of amounts related to hedging instruments are included in interest expense in the Consolidated Statements of Operations for the periods ended June 30, 2016 and 2015. Included in the net unrealized loss on hedging instruments at June 30, 2016 and 2015 is a loss of $14.4 million, net of tax, related to our nonderivative net investment hedge, which terminated in 2011. This loss on our net investment hedge will remain in AOCI until such time when earnings are impacted by a sale or liquidation of the associated foreign operation.

A summary of the potential effect of netting arrangements on our financial position related to the offsetting of our recognized derivative assets and liabilities under master netting arrangements or similar agreements is as follows:

Offsetting of Derivative Assets	Gross Amounts of Recognized Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
		Derivative Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
June 30, 2016	$546	$(230)	$—	$316

December 31, 2015	$3,082	$(565)	$—	$2,517

Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
		Derivative Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
June 30, 2016	$4,410	$(230)	$—	$4,180

December 31, 2015	$967	$(565)	$—	$402

Our derivative assets and liabilities subject to netting arrangements consist of foreign exchange forward and interest rate contracts with seven and nine counterparties at June 30, 2016 and December 31, 2015, respectively. No derivative asset or liability balance with any of our counterparties was individually significant at June 30, 2016 or December 31, 2015. Our derivative contracts with each of these counterparties exist under agreements that provide for the net settlement of all contracts through a single payment in a single currency in the event of default. We have no pledges of cash collateral against our obligations nor have we received pledges of cash collateral from our counterparties under the associated derivative contracts.

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

In May 2012, we entered into six interest rate swaps, which were effective July 31, 2013 to August 8, 2016, to convert $200 million of our LIBOR based debt from a floating LIBOR interest rate to a fixed interest rate of 1.00% (excluding the applicable margin on the debt). The cash flow hedges are expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swaps are recorded as a component of other comprehensive income (loss) (OCI) and will be recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedges will be recognized as adjustments to interest expense. The amount of net losses expected to be reclassified into earnings in the next 12 months is $0.1 million.

In October 2015, we entered into an interest rate swap, which is effective from August 31, 2016 to June 23, 2020, and converts $214 million of our LIBOR based debt from a floating LIBOR interest rate to a fixed interest rate of 1.42% (excluding the applicable margin on the debt). The notional balance will amortize to maturity at the same rate as required minimum payments on our term loan. The cash flow hedge is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swap is recorded as a component of OCI and will be recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge will be recognized as an adjustment to interest expense. The amount of net losses expected to be reclassified into earnings in the next 12 months is $1.6 million. At June 30, 2016, our LIBOR based debt balance was $293.8 million.

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

At June 30, 2016, our LIBOR based debt balance was $293.8 million. The amount of cash flow hedge ineffectiveness was insignificant for the three and six months ended June 30, 2016 and 2015.

We will continue to monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

The before-tax effects of our cash flow derivative instruments on the Consolidated Balance Sheets and the Consolidated Statements of Operations were as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
			Location	Amount		Location	Amount
	2016	2015		2016	2015		2016	2015
	(in thousands)			(in thousands)			(in thousands)
Three Months Ended June 30,
Interest rate swap contracts	$(1,771)	$(211)	Interest expense	$(280)	$(411)	Interest expense	$—	$—
Interest rate cap contracts	(357)	—	Interest expense	—	—	Interest expense	—	—

Six Months Ended June 30,
Interest rate swap contracts	$(5,551)	$(808)	Interest expense	$(566)	$(823)	Interest expense	$—	$—
Interest rate cap contracts	(1,090)	—	Interest expense	—	—	Interest expense	—	—

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 268 contracts were entered into during the six months ended June 30, 2016), which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. The notional amounts of the contracts ranged from less than $10,000 to $31.0 million, offsetting our exposures from the euro, British pound, Canadian dollar, Australian dollar, Mexican peso, and various other currencies.

The effect of our foreign exchange forward derivative instruments on the Consolidated Statements of Operations was as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Foreign exchange forward contracts	$856	$1,070	$1	$(1,726)

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

Amounts recognized on the Consolidated Balance Sheets consist of:

	June 30, 2016	December 31, 2015
	(in thousands)
Assets
Plan assets in other long-term assets	$580	$359

Liabilities
Current portion of pension benefit obligation in wages and benefits payable	3,256	3,493
Long-term portion of pension benefit obligation	87,669	85,971

Pension benefit obligation, net	$90,345	$89,105

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

Net periodic pension benefit costs for our plans include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Service cost	$941	$1,169	$1,927	$2,258
Interest cost	650	605	1,283	1,225
Expected return on plan assets	(133)	(129)	(259)	(265)
Settlements and other	(4)	—	(7)	(1)
Amortization of actuarial net loss	334	485	661	982
Amortization of unrecognized prior service costs	16	14	31	29
Net periodic benefit cost	$1,804	$2,144	$3,636	$4,228

Note 9:    Stock-Based Compensation

We record stock-based compensation expense for awards of stock options, restricted stock units, unrestricted stock, and phantom stock units. We expense stock-based compensation primarily using the straight-line method over the requisite service period. Stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Stock options	$585	$643	$1,139	$1,292
Restricted stock units	3,143	3,079	6,239	6,405
Unrestricted stock awards	250	167	500	300
Phantom stock units	211	—	287	—
Total stock-based compensation	$4,189	$3,889	$8,165	$7,997

Related tax benefit	$1,296	$1,225	$2,504	$2,374

We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied.

Subject to stock splits, dividends, and other similar events, 7,473,956 shares of common stock are reserved and authorized for issuance under our Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan). Awards consist of stock options, restricted stock units, and unrestricted stock awards. At June 30, 2016, 2,159,014 shares were available for grant under the Stock Incentive Plan. The Stock Incentive Plan shares are subject to a fungible share provision such that the authorized share reserve is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

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

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Dividend yield(1)	—%	—%	—%	—%
Expected volatility(1)	—%	33.9%	33.5%	34.5%
Risk-free interest rate(1)	—%	1.6%	1.3%	1.7%
Expected term (years)(1)	—	5.5	5.5	5.5

(1)	There were no employee stock options granted for the three months ended June 30, 2016.

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

A summary of our stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2015	1,123	$51.90	4.4	$1,676
Granted	207	35.30			$12.15
Exercised	(23)	36.05		26
Forfeited	(17)	37.47
Expired	(158)	54.25
Outstanding, June 30, 2015	1,132	$49.12	5.7	$—

Outstanding, January 1, 2016	1,180	$48.31
Granted	185	40.04			$13.15
Exercised	(34)	35.29		195
Forfeited	(36)	35.29
Expired	(147)	62.50
Outstanding, June 30, 2016	1,148	$45.95	6.0	$3,700

Exercisable June 30, 2016	725	$50.92	4.2	$1,303

Expected to vest, June 30, 2016	406	$37.43	9.2	$2,303

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

At June 30, 2016, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $4.3 million, which is expected to be recognized over a weighted average period of approximately 2.2 years.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Dividend yield(1)	—%	—%	—%	—%
Expected volatility(1)	—%	28.4%	30.0%	30.1%
Risk-free interest rate(1)	—%	0.9%	0.7%	0.7%
Expected term (years)(1)	—	2.7	1.8	2.1

Weighted average fair value(1)	$—	$36.65	$44.77	$33.48

(1)	There were no long-term performance restricted stock units granted for the three months ended June 30, 2016.

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

The following table summarizes restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value(1)
	(in thousands)		(in thousands)
Outstanding, January 1, 2015	682
Granted(2)	319	$35.30
Released	(282)		$11,593
Forfeited	(36)
Outstanding, June 30, 2015	683

Outstanding, January 1, 2016	756
Granted(2)	172	$40.02
Released	(270)		$10,429
Forfeited	(42)
Outstanding, June 30, 2016	616

Vested but not released, June 30, 2016	11		$463

Expected to vest, June 30, 2016	490		$21,110

(1)
The aggregate intrinsic value is the market value of the stock, before applicable income taxes, based on the closing price on the stock release dates or at the end of the period for restricted stock units expected to vest.

(2)
Restricted stock units granted in 2015 and 2016 do not include awards under the Performance Award Agreement for the respective years, as these awards are not granted until attainment of annual performance goals has been determined at the conclusion of the performance period, which had not occurred as of June 30, 2015 and 2016, respectively.

At June 30, 2016, total unrecognized compensation expense on restricted stock units was $25.8 million, which is expected to be recognized over a weighted average period of approximately 2.1 years.

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

The following table summarizes phantom stock unit activity:

	Number of Phantom Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding, January 1, 2016	—
Granted	63	$40.11
Forfeited	(1)
Outstanding, June 30, 2016	62

Expected to vest, June 30, 2016	55

At June 30, 2016, total unrecognized compensation expense on phantom stock units was $2.4 million, which is expected to be recognized over a weighted average period of approximately 2.7 years. We have recorded a phantom stock liability of $0.3 million within wages and benefits payable in the Consolidated Balance Sheets as of June 30, 2016.

Unrestricted Stock Awards
We grant unrestricted stock awards to members of our Board of Directors as part of their compensation. Awards are fully vested and expensed when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of grant.

The following table summarizes unrestricted stock award activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Shares of unrestricted stock granted	6	5	13	8

Weighted average grant date fair value per share	$41.86	$36.31	$38.48	$38.47

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

The following table summarizes ESPP activity:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Shares of stock sold to employees(1)	9	18	20	28

(1)	Stock sold to employees during each fiscal quarter under the ESPP is associated with the offering period ending on the last day of the previous fiscal quarter.

There were approximately 371,000 shares of common stock available for future issuance under the ESPP at June 30, 2016.

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

Our tax expense for the three and six months ended June 30, 2016 differed from the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions and losses experienced in jurisdictions with valuation allowances on deferred tax assets.

Our tax expense for the three and six months ended June 30, 2015 differed from the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions, losses experienced in jurisdictions with valuation allowances, and discrete tax items.

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense recognized were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Net interest and penalties expense	$233	$174	$332	$475

Accrued interest and penalties recorded were as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Accrued interest	$2,406	$2,105
Accrued penalties	2,737	2,577

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate were as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Unrecognized tax benefits related to uncertain tax positions	$55,177	$54,880
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	53,885	53,602

At June 30, 2016, we are under examination by certain tax authorities for the 2000 to 2013 tax years. The material jurisdictions where we are subject to examination for the 2000 to 2013 tax years include, among others, the United States, France, Germany, Italy, Brazil and the United Kingdom. No material changes have occurred to previously disclosed assessments. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

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

Our available lines of credit, outstanding standby LOCs, and performance bonds were as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
Credit facilities(1)
Multicurrency revolving line of credit	$500,000	$500,000
Long-term borrowings	(131,939)	(151,837)
Standby LOCs issued and outstanding	(45,472)	(46,574)

Net available for additional borrowings under the multi-currency revolving line of credit	$322,589	$301,589
Net available for additional standby LOCs under sub-facility(2)	204,528	253,426

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$102,809	$97,989
Standby LOCs issued and outstanding	(23,636)	(31,122)
Short-term borrowings(3)	(1,167)	(3,884)
Net available for additional borrowings and LOCs	$78,006	$62,983

Unsecured surety bonds in force	$131,935	$87,558

(1)	Refer to Note 6 for details regarding our secured credit facilities.

(2)
During the three months ended June 30, 2016, as a result of entering into the first and second amendments to the 2015 credit facility, the maximum limit available for additional standby LOCs under sub-facility was reduced from $300 million to $250 million.

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

In Brazil, the Conselha Administravo de Defensa Economica commenced an investigation of water meter suppliers, including our subsidiary, to determine whether such suppliers participated in agreements or concerted practices to coordinate their commercial policy in Brazil. Although we are unable to determine the final amount of any fine at this time, we believe that we have made adequate provisions based on information available to us. Consequently, we do not believe that the actual fine and ultimate outcome of this matter will have a material adverse effect on our operations or financial condition.

Itron and its subsidiaries are parties to various employment-related proceedings in jurisdictions where it does business. None of the proceedings are individually material to Itron, and we believe that we have made adequate provision such that the ultimate disposition of the proceedings will not materially affect Itron's business or financial condition.

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Beginning balance	$50,742	$37,065	$54,512	$36,548
New product warranties	1,501	1,207	3,905	3,007
Other changes/adjustments to warranties	1,001	23,652	2,035	27,097
Claims activity	(7,613)	(3,893)	(15,003)	(6,666)
Effect of change in exchange rates	(174)	108	8	(1,847)
Ending balance	45,457	58,139	45,457	58,139
Less: current portion of warranty	26,825	35,589	26,825	35,589
Long-term warranty	$18,632	$22,550	$18,632	$22,550

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to extended warranty contracts, and other changes and adjustments to warranties. Warranty expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Total warranty expense	$2,502	$24,859	$5,940	$30,104

Unearned Revenue Related to Extended Warranty
A summary of changes to unearned revenue for extended warranty contracts is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Beginning balance	$33,498	$33,900	$33,654	$34,138
Unearned revenue for new extended warranties	433	820	1,014	1,425
Unearned revenue recognized	(878)	(664)	(1,735)	(1,313)
Effect of change in exchange rates	15	28	135	(166)
Ending balance	33,068	34,084	33,068	34,084
Less: current portion of unearned revenue for extended warranty	3,951	3,216	3,951	3,216
Long-term unearned revenue for extended warranty within other long-term obligations	$29,117	$30,868	$29,117	$30,868

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

Plan costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Plan costs	$6,859	$6,388	$13,633	$12,901

The IBNR accrual, which is included in wages and benefits payable, was as follows:

	June 30, 2016	December 31, 2015
	(in thousands)
IBNR accrual	$2,098	$2,051

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

The total expected restructuring costs, the restructuring costs recognized in prior periods, the restructuring costs recognized during the six months ended June 30, 2016, and the remaining expected restructuring costs as of June 30, 2016 related to the 2014 Projects were as follows:

	Total Expected Costs at June 30, 2016	Costs Recognized in Prior Periods	Costs Recognized During the Six Months Ended June 30, 2016	Remaining Costs to be Recognized at June 30, 2016
	(in thousands)
Employee severance costs	$34,250	$34,373	$(123)	$—
Asset impairments & net loss on sale or disposal	8,749	8,880	(131)	—
Other restructuring costs	6,176	3,929	869	1,378
Total	$49,175	$47,182	$615	$1,378

Segments:
Electricity	$21,937	$21,743	$(1,032)	$1,226
Gas	13,184	11,855	1,252	77
Water	2,005	1,940	51	14
Corporate unallocated	12,049	11,644	344	61
Total	$49,175	$47,182	$615	$1,378

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

The following table summarizes the activity within the restructuring related balance sheet accounts for the 2014 and 2013 Projects during the six months ended June 30, 2016:

	Accrued Employee Severance	Asset Impairments & Net Loss on Sale or Disposal	Other Accrued Costs	Total
	(in thousands)
Beginning balance, January 1, 2016	$26,533	$—	$3,048	$29,581
Costs charged to expense	(123)	(131)	869	615
Cash payments	(9,321)	—	(927)	(10,248)
Non-cash items	—	131	—	131
Effect of change in exchange rates	(136)	—	(9)	(145)
Ending balance, June 30, 2016	$16,953	$—	$2,981	$19,934

The current portions of the restructuring related liability balances were $16.2 million and $25.2 million as of June 30, 2016 and December 31, 2015. The current portion of the liability is classified within other current liabilities on the Consolidated Balance Sheets. The long-term portions of the restructuring related liability balances were $3.7 million and $4.4 million as of June 30, 2016 and December 31, 2015. The long-term portion of the restructuring liability is classified within other long-term obligations on the Consolidated Balance Sheets, and includes facility exit costs and severance accruals.

Note 13:    Shareholders' Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock would be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at June 30, 2016 and December 31, 2015.

Other Comprehensive Income (Loss)
The before-tax amount, income tax (provision) benefit, and net-of-tax amount related to each component of OCI were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Before-tax amount
Foreign currency translation adjustment	$(6,730)	$13,840	$3,728	$(46,933)
Foreign currency translation adjustment reclassified into net income on disposal	(1,407)	—	(1,407)	—
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(2,128)	(211)	(6,641)	(808)
Net hedging loss reclassified into net income	280	411	566	823
Pension benefit obligation adjustment	(340)	499	(795)	1,010
Total other comprehensive income (loss), before tax	(10,325)	14,539	(4,549)	(45,908)

Tax (provision) benefit
Foreign currency translation adjustment	(243)	(83)	(595)	371
Foreign currency translation adjustment reclassified into net income on disposal	—	—	—	—
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	830	81	2,561	309
Net hedging loss reclassified into net income	(108)	(158)	(218)	(315)
Pension benefit obligation adjustment	49	(6)	186	(13)
Total other comprehensive income (loss) tax (provision) benefit	528	(166)	1,934	352

Net-of-tax amount
Foreign currency translation adjustment	(6,973)	13,757	3,133	(46,562)
Foreign currency translation adjustment reclassified into net income on disposal	(1,407)	—	(1,407)	—
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(1,298)	(130)	(4,080)	(499)
Net hedging loss reclassified into net income	172	253	348	508
Pension benefit obligation adjustment	(291)	493	(609)	997
Total other comprehensive income (loss), net of tax	$(9,797)	$14,373	$(2,615)	$(45,556)

The changes in the components of AOCI, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Benefit Obligation Adjustments	Total
	(in thousands)
Balances at January 1, 2015	$(85,080)	$(768)	$(14,380)	$(34,832)	$(135,060)
OCI before reclassifications	(46,562)	(499)	—	(1)	(47,062)
Amounts reclassified from AOCI	—	508	—	998	1,506
Total other comprehensive income (loss)	(46,562)	9	—	997	(45,556)
Balances at June 30, 2015	$(131,642)	$(759)	$(14,380)	$(33,835)	$(180,616)

Balances at January 1, 2016	$(158,009)	$318	$(14,380)	$(28,536)	$(200,607)
OCI before reclassifications	3,133	(4,080)	—	(87)	(1,034)
Amounts reclassified from AOCI	(1,407)	348	—	(522)	(1,581)
Total other comprehensive income (loss)	1,726	(3,732)	—	(609)	(2,615)
Balances at June 30, 2016	$(156,283)	$(3,414)	$(14,380)	$(29,145)	$(203,222)

Details about the AOCI components reclassified to the Consolidated Statements of Operations are as follows:

	Amount Reclassified from AOCI(1)				Affected Line Item in the Consolidated Statements of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Amortization of defined benefit pension items
Prior-service costs	$16	$(14)	$31	$(29)	(2)
Actuarial losses	334	(485)	661	(982)	(2)
Settlement and Other	(10)	—	(10)	—	(2)
Total, before tax	340	(499)	682	(1,011)	Income before income taxes
Tax benefit (provision)	(80)	6	(160)	13	Income tax provision
Total, net of tax	260	(493)	522	(998)	Net income

Total reclassifications for the period, net of tax	$260	$(493)	$522	$(998)	Net income

(1)	Amounts in parentheses indicate debits to the Consolidated Statements of Operations.

(2)	These AOCI components are included in the computation of net periodic pension cost. Refer to Note 8 for additional details.

Refer to Note 7 for additional details related to derivative activities that resulted in reclassification of AOCI to the Consolidated Statements of Operations.

Note 14:    Fair Values of Financial Instruments

The fair values at June 30, 2016 and December 31, 2015 do not reflect subsequent changes in the economy, interest rates, and other variables that may affect the determination of fair value. The following table presents the fair values of our financial instruments:

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Assets
Cash and cash equivalents	$132,014	$132,014	$131,018	$131,018
Foreign exchange forwards	213	213	27	27
Interest rate swaps	—	—	1,632	1,632
Interest rate caps	333	333	1,423	1,423

Liabilities
Credit facility
USD denominated term loan	$213,750	$212,374	$219,375	$217,830
Multicurrency revolving line of credit	131,939	131,064	151,837	150,570
Interest rate swaps	4,221	4,221	868	868
Foreign exchange forwards	189	189	99	99

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

Revenues, gross profit, and operating income associated with our segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Revenues
Electricity	$232,823	$204,349	$450,118	$396,189
Gas	150,266	139,292	289,522	264,373
Water	129,935	127,170	270,974	256,995
Total Company	$513,024	$470,811	$1,010,614	$917,557

Gross profit
Electricity	$70,892	$52,741	$135,478	$106,945
Gas	53,483	44,027	102,060	88,064
Water	45,330	21,786	95,370	61,967
Total Company	$169,705	$118,554	$332,908	$256,976

Operating income (loss)
Electricity	$20,008	$4,025	$30,640	$5,139
Gas	25,376	14,659	41,675	29,150
Water	14,177	(11,565)	32,253	(2,850)
Corporate unallocated	(24,088)	(11,087)	(45,521)	(21,911)
Total Company	35,473	(3,968)	59,047	9,528
Total other income (expense)	(2,778)	(5,548)	(6,942)	(8,161)
Income before income taxes	$32,695	$(9,516)	$52,105	$1,367

For the three and six months ended June 30, 2016, one customer represented 12% and 13%, respectively, of total Electricity segment revenues. For the three and six months ended June 30, 2016, no single customer represented more than 10% of the Gas and Water operating segment revenues or total Company revenues. For the three and six months ended June 30, 2015, no single customer represented more than 10% of total Company or the Electricity, Gas, or Water operating segment revenues.

Revenues by region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
United States and Canada	$278,314	$252,712	$540,352	$480,150
Europe, Middle East, and Africa	187,847	170,291	383,558	346,477
Other(1)	46,863	47,808	86,704	90,930
Total revenues	$513,024	$470,811	$1,010,614	$917,557

(1)	The Other region includes our operations in Latin America and Asia Pacific.

Depreciation and amortization expense associated with our segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Electricity	$7,771	$9,400	$15,033	$18,549
Gas	4,968	5,232	9,889	10,573
Water	4,636	4,734	9,018	9,526
Corporate Unallocated	1,432	71	1,541	144
Total Company	$18,807	$19,437	$35,481	$38,792

Note 16:    Subsequent Events

On September 1, 2016, we announced projects (2016 Projects) to restructure various company activities in order to improve operational efficiencies, reduce expenses and improve competiveness. We expect to close or consolidate several facilities and reduce our global workforce as a result of the restructuring.

The 2016 Projects will begin immediately, and we expect to substantially complete the 2016 Projects by the end of 2018. Many of our employees are represented by unions or works councils, which requires consultation, and potential restructuring projects may be subject to regulatory approval, both of which could impact the timing of charges and planned savings in certain jurisdictions.

We estimate pre-tax restructuring charges related to the 2016 Projects of $55 million to $65 million.

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

In our discussions of the operating results below, we sometimes refer to the impact of foreign currency exchange rate fluctuations, which are references to the differences between the foreign currency exchange rates we use to convert operating results from local currencies into U.S. dollars for reporting purposes. We also use the term “constant currency,” which represents results adjusted to exclude foreign currency exchange rate impacts. We calculate the constant currency change as the difference between the current period results translated using the current period currency exchange rates and the comparable prior period’s results restated using current period currency exchange rates. We believe the reconciliations of changes in constant currency provide useful supplementary information to investors in light of fluctuations in foreign currency exchange rates.

Refer to the Non-GAAP Measures section below on pages 44-46 for the detailed reconciliation of items that impacted free cash flow, non-GAAP operating expense, non-GAAP operating income, non-GAAP net income, adjusted EBITDA, and non-GAAP diluted EPS in the presented periods.

Total Company Highlights and Unit Shipments

Highlights and significant developments for the three months ended June 30, 2016

•
Revenues were $513.0 million, compared with $470.8 million in the same period last year, an increase of $42.2 million, or 9%. All segments had improved revenues in the second quarter of 2016 as compared with the same period in 2015.

•	Gross margin was 33.1% compared with 25.2% in the same period last year. Second quarter 2016 gross margin improved 790 basis points and includes increased margins in all segments.

•	Operating expenses were $11.7 million higher compared with the same period last year.

•	Net income attributable to Itron, Inc. for the second quarter of 2016 was $19.9 million compared with a net loss of $14.3 million in the same period last year.

•	Adjusted EBITDA improved to $51.8 million, an increase of $47.8 million compared with the same period last year.

•	GAAP diluted EPS improved $0.89 to $0.52 as compared with the same period last year.

•	Non-GAAP diluted EPS improved $1.04 to $0.65 as compared with the same period last year.

Highlights and significant developments for the six months ended June 30, 2016

•	Revenues were $1.0 billion, compared with $917.6 million for the first half of 2015, an increase of $93.1 million, or 10%.

•	Gross margin was 32.9% compared with 28.0% in the same period last year. The gross margin improvement of 490 basis points included improvements in all segments.

•	Operating expenses were $26.4 million higher compared with the same period last year.

•	Net income attributable to Itron, Inc. was $30.0 million compared with a loss of $8.9 million for the same period in 2015.

•	Adjusted EBITDA increased $58.5 million, or 174% as compared with the same period in 2015.

•	GAAP diluted EPS was $0.78, a $1.01 improvement compared with the same period in 2015.

•	Non-GAAP diluted EPS improved $1.26 to $1.09 for the six months ended June 30, 2016.

•	Total backlog was $1.3 billion and twelve-month backlog was $688 million at June 30, 2016.

On September 1, 2016, we announced projects (2016 Projects) to restructure various company activities in order to improve operational efficiencies, reduce expenses and improve competiveness. We expect to close or consolidate several facilities and reduce our global workforce as a result of the restructuring.

The 2016 Projects will begin immediately, and we expect to substantially complete the 2016 Projects by the end of 2018. Many of our employees are represented by unions or works councils, which requires consultation, and potential restructuring projects may be subject to regulatory approval, both of which could impact the timing of charges and planned savings in certain jurisdictions.

We estimate pre-tax restructuring charges of $55 million to $65 million, with expected annualized savings of approximately $40 million upon completion. We are currently evaluating the effect the charges will have on the effective tax rate as certain international jurisdictions will be subject to restructuring charges where a tax benefit may not be able to be realized.

The following table summarizes the changes in GAAP and Non-GAAP financial measures:

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands, except margin and per share data)
GAAP
Revenues	$513,024	$470,811	9%	$1,010,614	$917,557	10%
Gross profit	169,705	118,554	43%	332,908	256,976	30%
Operating expenses	134,232	122,522	10%	273,861	247,448	11%
Operating income (loss)	35,473	(3,968)	N/A	59,047	9,528	520%
Other income (expense)	(2,778)	(5,548)	(50)%	(6,942)	(8,161)	(15)%
Income tax provision	(12,193)	(4,098)	198%	(20,819)	(9,128)	128%
Net income (loss) attributable to Itron, Inc.	19,917	(14,346)	N/A	30,006	(8,948)	N/A

Non-GAAP(1)
Operating expenses	$128,083	$123,475	4%	$259,262	$243,285	7%
Operating income (loss)	41,622	(4,921)	N/A	73,646	13,691	438%
Net income (loss) attributable to Itron, Inc.	25,144	(14,908)	N/A	41,975	(6,359)	N/A
Adjusted EBITDA	51,784	3,991	1,198%	92,060	33,551	174%

GAAP Margins and Earnings Per Share
Gross margin	33.1%	25.2%		32.9%	28.0%
Operating margin	6.9%	(0.8)%		5.8%	1.0%
Basic EPS	$0.52	$(0.37)		$0.79	$(0.23)
Diluted EPS	0.52	(0.37)		0.78	(0.23)

Non-GAAP Earnings Per Share(1)
Diluted EPS	$0.65	$(0.39)		$1.09	$(0.17)

(1)
These measures exclude certain expenses that we do not believe are indicative of our core operating results. See pages 44-46 for information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

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

Our revenue is driven significantly by sales of meters and communication modules. A summary of our meter and communication module shipments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(units in thousands)
Meters
Standard	4,130	4,700	8,500	9,440
Advanced and smart	2,320	1,860	4,510	3,400
Total meters	6,450	6,560	13,010	12,840

Stand-alone communication modules
Advanced and smart	1,440	1,410	2,900	2,720

Results of Operations

Revenue and Gross Margin

The actual results and effects of changes in foreign currency exchange rates in revenues and gross profit were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended June 30,
	2016	2015
	(in thousands)
Total Company
Revenues	$513,024	$470,811	$(6,530)	$48,743	$42,213
Gross Profit	169,705	118,554	(1,299)	52,450	51,151

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Six Months Ended June 30,
	2016	2015
	(in thousands)
Total Company
Revenues	$1,010,614	$917,557	$(22,496)	$115,553	$93,057
Gross Profit	332,908	256,976	(4,906)	80,838	75,932

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues
Revenues increased $42.2 million and $93.1 million, or 9% and 10%, for the three and six months ended June 30, 2016, compared with the same periods in 2015. Revenues in the Electricity, Gas, and Water segments increased by $28.5 million, $11.0 million, and $2.8 million, respectively, for the three months ended June 30, 2016. Revenues in the Electricity, Gas, and Water segments increased by $53.9 million, $25.1 million, and $14.0 million, respectively, for the six months ended June 30, 2016. Total revenue for the three and six months ended June 30, 2016 was unfavorably impacted by $6.5 million and $22.5 million, respectively, due to changes in foreign exchange rates.

No single customer accounted for more than 10% of total Company revenues during the three and six months ended June 30, 2016 and 2015. Our 10 largest customers accounted for 32% and 30% of total revenues during the three and six months ended June 30, 2016 and 22% and 21% of total revenues during the three and six months ended June 30, 2015.

Gross Margin
Gross margin for the second quarter of 2016 was 33.1%, compared with 25.2% for the same period in 2015. The improvement in the second quarter gross margin was primarily driven by reduced warranty charges in our Water segment, improved revenue across all segments, and favorable product mix in our Electricity and Gas segments. Gross margin for the first six months of 2016 was

32.9% compared with 28.0% for the same period in 2015. The improvement for the first six months was primarily driven by a significant warranty charge in our Water segment in 2015 that negatively impacted gross margin as well as improved revenues and product mix.

Operating Expenses

The actual results and effects of changes in foreign currency exchange rates in operating expenses were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended June 30,
	2016	2015
	(in thousands)
Total Company
Sales and marketing	$39,376	$43,058	$(475)	$(3,207)	$(3,682)
Product development	43,354	43,318	(10)	46	36
General and administrative	45,328	32,492	(415)	13,251	12,836
Amortization of intangible assets	7,796	7,888	(69)	(23)	(92)
Restructuring	(1,622)	(4,234)	(31)	2,643	2,612
Total Operating Expenses	$134,232	$122,522	$(1,000)	$12,710	$11,710

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Six Months Ended June 30,
	2016	2015
	(in thousands)
Total Company
Sales and marketing	$80,143	$84,085	$(1,995)	$(1,947)	$(3,942)
Product development	88,700	84,840	(544)	4,404	3,860
General and administrative	90,397	72,077	(1,744)	20,064	18,320
Amortization of intangible assets	14,006	15,861	(339)	(1,516)	(1,855)
Restructuring	615	(9,415)	(178)	10,208	10,030
Total Operating Expenses	$273,861	$247,448	$(4,800)	$31,213	$26,413

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Operating expenses increased $11.7 million for the three months ended June 30, 2016 as compared with the same period in 2015. The increase was primarily related to an increase in general and administrative expense of $12.8 million.

Operating expenses increased $26.4 million for the six months ended June 30, 2016 as compared with the same period in 2015. The increase was primarily related to an increase in general and administrative expense of $18.3 million, and an increase in restructuring of $10.0 million.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2016	2015		2016	2015
	(in thousands)			(in thousands)
Interest income	$221	$212	4%	$492	$260	89%
Interest expense	(2,477)	(2,737)	(9)%	(5,119)	(4,959)	3%
Amortization of prepaid debt fees	(258)	(1,118)	(77)%	(534)	(1,578)	(66)%
Other income (expense), net	(264)	(1,905)	(86)%	(1,781)	(1,884)	(5)%
Total other income (expense)	$(2,778)	$(5,548)	(50)%	$(6,942)	$(8,161)	(15)%

Total other income (expense) for the three months ended June 30, 2016 was a net expense of $2.8 million compared with $5.5 million in the same period in 2015. Total other income (expense) for the six months ended June 30, 2016 was a net expense of $6.9 million compared with $8.2 million in the same period in 2015.

Income Tax Provision

For the three and six months ended June 30, 2016, the income tax provisions were $12.2 million and $20.8 million compared with income tax provisions of $4.1 million and $9.1 million for the same periods in 2015. Our tax rates for the three and six months ended June 30, 2016 of 37% and 40% differed from the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions and losses experienced in jurisdictions with valuation allowances on deferred tax assets. Our tax rates for the three and six months ended June 30, 2015 of (43)% and 668% differed from the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions, valuation allowances, and discrete tax items. The effective tax rates for the periods in 2015 were significantly different from the statutory rate due to pre-tax losses for the three months ended June 30, 2015 and only marginal pre-tax income for the six months ended June 30, 2015.

Operating Segment Results

For a description of our operating segments, refer to Item 1: “Financial Statements Note 15: Segment Information.”

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	% Change		2016	2015	% Change
Segment Revenues	(in thousands)				(in thousands)
Electricity	$232,823	$204,349	14%		$450,118	$396,189	14%
Gas	150,266	139,292	8%		289,522	264,373	10%
Water	129,935	127,170	2%		270,974	256,995	5%
Total revenues	$513,024	$470,811	9%		$1,010,614	$917,557	10%

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Electricity	$70,892	30.4%	$52,741	25.8%	$135,478	30.1%	$106,945	27.0%
Gas	53,483	35.6%	44,027	31.6%	102,060	35.3%	88,064	33.3%
Water	45,330	34.9%	21,786	17.1%	95,370	35.2%	61,967	24.1%
Total gross profit and margin	$169,705	33.1%	$118,554	25.2%	$332,908	32.9%	$256,976	28.0%

	Three Months Ended June 30,				Six Months Ended June 30,
	2016	2015	% Change		2016	2015	% Change
Segment Operating Expenses	(in thousands)				(in thousands)
Electricity	$50,884	$48,716	4%		$104,838	$101,806	3%
Gas	28,107	29,368	(4)%		60,385	58,914	2%
Water	31,153	33,351	(7)%		63,117	64,817	(3)%
Corporate unallocated	24,088	11,087	117%		45,521	21,911	108%
Total operating expenses	$134,232	$122,522	10%		$273,861	$247,448	11%

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss) and Operating Margin	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Electricity	$20,008	8.6%	$4,025	2.0%	$30,640	6.8%	$5,139	1.3%
Gas	25,376	16.9%	14,659	10.5%	41,675	14.4%	29,150	11.0%
Water	14,177	10.9%	(11,565)	(9.1)%	32,253	11.9%	(2,850)	(1.1)%
Corporate unallocated	(24,088)		(11,087)		(45,521)		(21,911)
Total Company	$35,473	6.9%	$(3,968)	(0.8)%	$59,047	5.8%	$9,528	1.0%

Electricity

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Electricity segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended June 30,
	2016	2015
	(in thousands)
Electricity Segment
Revenues	$232,823	$204,349	$(4,130)	$32,604	$28,474
Gross Profit	70,892	52,741	(750)	18,901	18,151
Operating Expenses	50,884	48,716	(557)	2,725	2,168

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Six Months Ended June 30,
	2016	2015
	(in thousands)
Electricity Segment
Revenues	$450,118	$396,189	$(11,565)	$65,494	$53,929
Gross Profit	135,478	106,945	(2,325)	30,858	28,533
Operating Expenses	104,838	101,806	(2,110)	5,142	3,032

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues - Three months ended June 30, 2016 vs. Three months ended June 30, 2015
Revenues increased $28.5 million, or 14%, for the three months ended June 30, 2016, compared with the same period in 2015. This increase was primarily driven by increased product revenue in North America and Europe, Middle East, and Africa (EMEA). The increase in North America was driven by higher advanced meter sales, while EMEA increased due to higher volumes. These improvements were partially offset by declines in our standard meter volumes. Electricity revenues were unfavorably impacted by $4.1 million from changes in foreign currency exchange rates.

Revenues - Six months ended June 30, 2016 vs. Six months ended June 30, 2015
Revenues increased $53.9 million, or 14%, for the six months ended June 30, 2016, compared with the same period in 2015. Revenues were higher in 2016 primarily due to increased product revenues and professional services in North America. EMEA product revenues also contributed to the growth. Electricity revenues were unfavorably impacted by $11.6 million from changes in foreign currency exchange rates.

For the three and six months ended June 30, 2016, one customer represented 12% and 13%, respectively, of total Electricity segment revenues. For the three and six months ended June 30, 2015, no single customer represented more than 10% of the Electricity segment revenues.

Gross Margin - Three months ended June 30, 2016 vs. Three months ended June 30, 2015
Gross margin was 30.4% for the three months ended June 30, 2016, compared with 25.8% for the same period in 2015. The 460 basis point increase over the prior year was primarily the result of an improved product mix as well as improved manufacturing efficiencies driven by restructuring activities and improved services margins.

Gross Margin - Six months ended June 30, 2016 vs. Six months ended June 30, 2015
For the six months ended June 30, 2016, gross margin was 30.1%, compared with 27.0% for the same period in 2015. The 310 basis point improvement over the prior year was primarily the result of increased revenue in North America and EMEA, including increased volumes of higher margin smart products.

Operating Expenses - Three months ended June 30, 2016 vs. Three months ended June 30, 2015
Operating expenses increased $2.2 million, or 4%, for the three months ended June 30, 2016, compared with the same period in 2015. The increase was caused by a $4.0 million increase in general and administrative due to receiving a reimbursement of $4.6 million (classified as an acquisition-related cost recovery) in June 2015 related to the settlement of litigation arising from the SmartSynch acquisition. This increase was partially offset by decreases in sales and marketing expenditures.

Operating Expenses - Six months ended June 30, 2016 vs. Six months ended June 30, 2015
Operating expenses increased $3.0 million, or 3%, for the six months ended June 30, 2016, compared with the same period in 2015. The increase resulted primarily from receiving a reimbursement of $4.6 million (classified as an acquisition-related cost recovery within general and administrative expense) in June 2015 related to the settlement of litigation arising from the SmartSynch acquisition. In addition, restructuring increased $4.4 million in 2016. These increases were partially offset by decreases in sales and marketing, product development, and amortization expenses.

Gas

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Gas segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended June 30,
	2016	2015
	(in thousands)
Gas Segment
Revenues	$150,266	$139,292	$(1,005)	$11,979	$10,974
Gross Profit	53,483	44,027	(293)	9,749	9,456
Operating Expenses	28,107	29,368	(88)	(1,173)	(1,261)

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Six Months Ended June 30,
	2016	2015
	(in thousands)
Gas Segment
Revenues	$289,522	$264,373	$(3,692)	$28,841	$25,149
Gross Profit	102,060	88,064	(505)	14,501	13,996
Operating Expenses	60,385	58,914	(661)	2,132	1,471

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues - Three months ended June 30, 2016 vs. Three months ended June 30, 2015
Revenues increased $11.0 million, or 8%, for the three months ended June 30, 2016 compared with the same period in 2015. This was due an increase in sales of communication modules and smart meters in North America, as well as an increase in EMEA smart meter shipments.

Revenues - Six months ended June 30, 2016 vs. Six months ended June 30, 2015
Revenues increased $25.1 million, or 10%, for the six months ended June 30, 2016, compared with the same period in 2015. This was due an increase in sales of communication modules and smart meters in North America, as well as an increase in EMEA smart meter shipments. Gas revenues were unfavorably impacted by $3.7 million from changes in foreign currency exchange rates.

No single customer accounted for more than 10% of the Gas operating segment revenues during the three and six months ended June 30, 2016 and 2015.

Gross Margin - Three months ended June 30, 2016 vs. Three months ended June 30, 2015
Gross margin was 35.6% for the three months ended June 30, 2016, compared with 31.6% for the same period in 2015. The 400 basis point increase was related to increased sales, improved product mix, and introduction of next generation smart meters in EMEA.

Gross Margin - Six months ended June 30, 2016 vs. Six months ended June 30, 2015
Gross margin was 35.3% for the six months ended June 30, 2016, compared with 33.3% for the same period in 2015. An increase of 200 basis points was related to increased sales, improved product mix, and introduction of next generation smart meters in EMEA.

Operating Expenses - Three months ended June 30, 2016 vs. Three months ended June 30, 2015
Operating expenses decreased $1.3 million, or 4%, for the three months ended June 30, 2016, compared with the same period in 2015. The decrease was primarily due to a decrease in general and administrative expense, partially offset by increased restructuring expense.

Operating Expenses - Six months ended June 30, 2016 vs. Six months ended June 30, 2015
Operating expenses increased $1.5 million, or 2%, for the six months ended June 30, 2016, compared with the same period in 2015. The increase was primarily due to increased investment in product development, which was partially offset by a decrease in general and administrative expense.

Water

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Water segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended June 30,
	2016	2015
	(in thousands)
Water Segment
Revenues	$129,935	$127,170	$(1,395)	$4,160	$2,765
Gross Profit	45,330	21,786	(256)	23,800	23,544
Operating Expenses	31,153	33,351	(75)	(2,123)	(2,198)

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Six Months Ended June 30,
	2016	2015
	(in thousands)
Water Segment
Revenues	$270,974	$256,995	$(7,239)	$21,218	$13,979
Gross Profit	95,370	61,967	(2,076)	35,479	33,403
Operating Expenses	63,117	64,817	(967)	(733)	(1,700)

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues - Three months ended June 30, 2016 vs. Three months ended June 30, 2015
Revenues increased $2.8 million, or 2%, for the three months ended June 30, 2016, compared with the second quarter of 2015. This was due to higher revenues in EMEA, partially offset by lower revenues in North America and Latin America.

Revenues - Six months ended June 30, 2016 vs. Six months ended June 30, 2015
Revenues increased $14.0 million, or 5%, for the first six months of 2016, compared with the same period last year. This increase was primarily due to increased product revenue of $22.0 million combined in North America and EMEA. This was partially offset by lower revenues in Latin America. Water revenues were unfavorably impacted by $7.2 million from changes in foreign currency exchange rates.

No single customer represented more than 10% of the Water operating segment revenues during the three and six months ended June 30, 2016 and 2015.

Gross Margin - Three months ended June 30, 2016 vs. Three months ended June 30, 2015
During the second quarter of 2016 gross margin increased to 34.9%, compared with 17.1% in 2015. The significantly higher gross margin was due to improved margins in North America, driven by reduced warranty charges in 2016. The second quarter of 2015 included a $23.6 million warranty accrual associated with our preliminary failure estimates for certain communication modules manufactured between July 2013 and December 2014. This additional warranty expense reduced gross margin by 18.6 percentage points during the three months ended June 30, 2015.

Gross Margin - Six months ended June 30, 2016 vs. Six months ended June 30, 2015
Gross margin increased to 35.2% for the six months ended June 30, 2016, compared with 24.1% for the same period last year, driven by reduced warranty charges in 2016. The first half of 2015 included a $26.8 million warranty accrual associated with our preliminary failure estimates for certain communication modules manufactured between July 2013 and December 2014. This additional warranty expense reduced gross margin by 10.4 percentage points during the six months ended June 30, 2015.

Operating Expenses - Three months ended June 30, 2016 vs. Three months ended June 30, 2015
Operating expenses for the three months ended June 30, 2016 decreased by $2.2 million, or 7%, compared with the second quarter of 2015. This decrease was primarily the result of decreased general and administrative expenses, partially offset by higher product development expenses.

Operating Expenses - Six months ended June 30, 2016 vs. Six months ended June 30, 2015
Operating expenses for the six months ended June 30, 2016 decreased by $1.7 million, or 3%, compared with the same period last year. This decrease was primarily the result of decreased general and administrative expenses, partially offset by higher product development expenses.

Corporate unallocated

Corporate Unallocated Expenses - Three months ended June 30, 2016 vs. Three months ended June 30, 2015
Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses increased by $13.0 million, or 117%, for the three months ended June 30, 2016 compared with the same period in 2015. The increase was primarily due to increased professional service fees associated with the revision of previously issued financial statements, as discussed in our 2015 Annual Report on Form 10-K, along with increased legal costs.

Corporate Unallocated Expenses - Six months ended June 30, 2016 vs. Six months ended June 30, 2015
Corporate unallocated expenses increased by $23.6 million or 108%, for the six months ended June 30, 2016 compared with the same period in 2015. The increase was primarily due to increased professional service fees associated with the revision of previously issued financial statements, as discussed in our 2015 Annual Report on Form 10-K, along with increased legal costs.

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

Quarter Ended	Quarterly Bookings	Ending Total Backlog(1)	Ending 12-Month Backlog
	(in millions)
June 30, 2016	$349	$1,345	$688
March 31, 2016	394	1,504	785
December 31, 2015	822	1,575	836
September 30, 2015	337	1,252	734
June 30, 2015	398	1,403	799
March 31, 2015	424	1,470	780

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

Information on bookings by our operating segments is as follows:

Quarter Ended	Total Bookings	Electricity	Gas	Water
	(in millions)
June 30, 2016	$349	$109	$114	$126
March 31, 2016	394	145	137	112
December 31, 2015	822	441	251	130
September 30, 2015	337	151	100	86
June 30, 2015	398	175	116	107
March 31, 2015	424	191	109	124

Financial Condition

Cash Flow Information:

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Operating activities	$51,127	$17,567
Investing activities	(21,809)	(20,299)
Financing activities	(28,941)	26,547
Effect of exchange rates on cash and cash equivalents	619	(7,372)
Increase in cash and cash equivalents	$996	$16,443

Cash and cash equivalents was $132.0 million at June 30, 2016, compared with $131.0 million at December 31, 2015.

Operating activities
Cash provided by operating activities during the six months ended June 30, 2016 was $51.1 million compared with $17.6 million during the same period in 2015. The increase in cash provided was primarily due to a $39.0 million increase in net income (loss), $52.8 million of improved cash flow due to a prior year buildup of inventory for expected demand in North America and EMEA. Additionally, changes in wages and benefits payable resulted in a $20.6 million reduced use of cash due to lower variable compensation payments during the six months ended June 30, 2016 compared with the same period last year. These changes were partially offset by a $26.6 million larger increase in accounts receivable, caused by an overall increase in revenues and the timing of significant billings in both North America and EMEA, and a $43.5 million smaller increase in accounts payable caused by the timing of significant invoices in North America. Additionally, cash used for warranty related activities increased $32.1 million, as a $26.8 million warranty charge was recorded during the six months ended June 30, 2015 related to a product replacement notification to customers of our Water business line.

Investing activities
Cash used by investing activities during the six months ended June 30, 2016 was $1.5 million higher compared with the same period in 2015.

Financing activities
Net cash used by financing activities during the six months ended June 30, 2016 was $28.9 million, compared with a cash source of $26.5 million for the same period in 2015. The increased use of cash by financing activities is primarily a result of utilizing no proceeds from borrowings in the six months ended June 30, 2016, compared to $74.2 million during the same period in 2015, as free cash flow was sufficient to fund operating and investing activities. This was partially offset by a $23.2 million reduction in cash used for repurchases of common stock during the six months ended June 30, 2016, compared with the same period in 2015.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations for the six months ended June 30, 2016 was an increase of $0.6 million, compared with a decrease of $7.4 million for the same period in 2015. The impact of exchange rates is the result of an increase in U.S. dollar value compared with most foreign currencies during the first six months in 2015.

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

	Six Months Ended June 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$51,127	$17,567
Acquisitions of property, plant, and equipment	(19,884)	(20,992)
Free cash flow	$31,243	$(3,425)

Free cash flow (non-GAAP) increased almost exclusively as a result of higher cash provided by operating activities. See the cash flow discussion of operating activities above.

Off-balance sheet arrangements:

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at June 30, 2016 and December 31, 2015 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Liquidity and Capital Resources:

Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments of debt. Working capital, which represents current assets less current liabilities, was $310.6 million at June 30, 2016, compared with $281.2 million at December 31, 2015.

Borrowings
Our credit facility consists of a $225 million U.S. dollar term loan and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $250 million letter of credit sub-facility and a $50 million swingline sub-facility (available for immediate cash needs at a higher interest rate). At June 30, 2016, $131.9 million was outstanding under the revolver, and $322.6 million was available for additional borrowings or standby letters of credit. At June 30, 2016, $45.5 million was utilized by outstanding standby letters of credit, resulting in $204.5 million available for additional letters of credit.

The 2015 credit facility includes debt covenants, which contain certain financial ratio thresholds, place certain restrictions on the incurrence of debt, investments, and the issuance of dividends, and require quarterly unaudited and annual audited financial reporting. We were not in compliance with the financial reporting portion of these covenants under the 2015 credit facility at June 30, 2016. On April 1, 2016 and June 13, 2016, we entered into the first and second amendments to the 2015 credit facility. As a result of these amendments, we have been granted waivers which extend the due dates for annual audited financial statements for the year ended December 31, 2015 and quarterly unaudited financial statements for the periods ended March 31, 2016 and June 30, 2016 through September 12, 2016, and our $300 million standby letter of credit sub-facility was reduced to $250 million.

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

As of June 30, 2016, $19.9 million was accrued for the restructuring projects, of which $16.2 million is expected to be paid over the next 12 months. Certain aspects of the projects are subject to a variety of labor and employment laws, rules, and regulations, which could result in a delay in completing the projects at some locations.

On September 1, 2016, we announced projects (2016 Projects) to restructure various company activities in order to improve operational efficiencies, reduce expenses and improve competiveness. We expect to close or consolidate several facilities and reduce our global workforce as a result of the restructuring.

The 2016 Projects will begin immediately, and we expect to substantially complete the 2016 Projects by the end of 2018. Many of our employees are represented by unions or works councils, which requires consultation, and potential restructuring projects may be subject to regulatory approval, both of which could impact the timing of charges and planned savings in certain jurisdictions.

We estimate pre-tax restructuring charges of $55 million to $65 million, with expected annualized savings of approximately $40 million upon completion. We are currently evaluating the effect the charges will have on the effective tax rate as certain international jurisdictions will be subject to restructuring charges where a tax benefit may not be able to be realized. Of the total estimated charge, more than 90% is expected to result in cash expenditures.

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

At June 30, 2016, we are under examination by certain tax authorities for the 2000 to 2013 tax years. The material jurisdictions where we are subject to examination include, among others, the United States, France, Germany, Italy, Brazil, and the United Kingdom. No material changes have occurred to previously disclosed assessments. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

We have not provided U.S. deferred taxes related to the cash in certain foreign subsidiaries because our investment is considered permanent in duration. As of June 30, 2016, there was $41.5 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. If this cash were repatriated to fund U.S. operations, additional tax costs may be required. Tax is one of the many factors that we consider in the management of global cash. Included in the determination of the tax costs in repatriating foreign cash into the United States are the amount of earnings and profits in a particular jurisdiction, withholding taxes that would be imposed, and available foreign tax credits. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

In several of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc., we consolidate them because we have a greater than 50% ownership interest and/or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. Approximately $21.0 million of our consolidated cash balance at June 30, 2016 is held in our joint venture entities. As a result, the minority shareholders of these entities have rights to their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from these entities.

At June 30, 2016, we have accrued $26.3 million of bonus and profit sharing plans expense for the expected achievement of annual financial and nonfinancial targets, which will be paid in cash during the third quarter of 2016 and first quarter of 2017.

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

Contingencies

Refer to Item 1: “Financial Statements, Note 11: Commitments and Contingencies.”

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on our consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in the 2015 Annual Report on Form 10-K and have not changed materially from that discussion, with the following exception.

Stock-Based Compensation
We grant various stock-based compensation awards to our officers, employees and Board of Directors with service, market, and/or performance vesting conditions. Beginning with the fiscal quarter ended March 31, 2016, we granted phantom stock units which are settled in cash upon vesting and accounted for as liability-based awards.

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

Non-GAAP net income and non-GAAP diluted EPS – We define non-GAAP net income as net income (loss) attributable to Itron, Inc. excluding the expenses associated with amortization of intangible assets, restructuring, acquisitions, goodwill impairment, amortization of debt placement fees, and the tax effect of excluding these expenses. We define non-GAAP diluted EPS as non-GAAP net income divided by the weighted average shares, on a diluted basis, outstanding during each period. We consider these financial measures to be useful metrics for management and investors for the same reasons that we use non-GAAP operating income. The same limitations described above regarding our use of non-GAAP operating income apply to our use of non-GAAP net income and non-GAAP diluted EPS. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from these non-GAAP measures and evaluating non-GAAP net income and non-GAAP diluted EPS together with GAAP net income (loss) attributable to Itron, Inc. and GAAP diluted EPS.

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

Constant currency - We may refer to the impact of foreign currency exchange rate fluctuations in our discussions of financial results, which references the differences between the foreign currency exchange rates used to translate operating results from local currencies into U.S. dollars for financial reporting purposes. We also use the term “constant currency,” which represents financial results adjusted to exclude changes in foreign currency exchange rates as compared with the rates in the comparable prior year period. We calculate the constant currency change as the difference between the current period results and the comparable prior period’s results restated using current period foreign currency exchange rates.

Reconciliation of GAAP Measures to Non-GAAP Measures

The table below reconciles the non-GAAP financial measures of operating expenses, operating income, net income, diluted EPS, adjusted EBITDA, free cash flow, and operating income by segment with the most directly comparable GAAP financial measures.

TOTAL COMPANY RECONCILIATIONS	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$134,232	$122,522	$273,861	$247,448
Amortization of intangible assets	(7,796)	(7,888)	(14,006)	(15,861)
Restructuring	1,622	4,234	(615)	9,415
Acquisition-related expenses	25	4,607	22	2,283
Non-GAAP operating expenses	$128,083	$123,475	$259,262	$243,285

NON-GAAP OPERATING INCOME
GAAP operating income (loss)	$35,473	$(3,968)	$59,047	$9,528
Amortization of intangible assets	7,796	7,888	14,006	15,861
Restructuring	(1,622)	(4,234)	615	(9,415)
Acquisition-related expenses	(25)	(4,607)	(22)	(2,283)
Non-GAAP operating income (loss)	$41,622	$(4,921)	$73,646	$13,691

NON-GAAP NET INCOME & DILUTED EPS
GAAP net income (loss) attributable to Itron, Inc.	$19,917	$(14,346)	$30,006	$(8,948)
Amortization of intangible assets	7,796	7,888	14,006	15,861
Amortization of debt placement fees	248	1,164	495	1,529
Restructuring	(1,622)	(4,234)	615	(9,415)
Acquisition-related expenses	(25)	(4,607)	(22)	(2,283)
Income tax effect of non-GAAP adjustments(1)	(1,170)	(773)	(3,125)	(3,103)
Non-GAAP net income (loss) attributable to Itron, Inc.	$25,144	$(14,908)	$41,975	$(6,359)

Non-GAAP diluted EPS	$0.65	$(0.39)	$1.09	$(0.17)

Weighted average common shares outstanding - Diluted	38,516	38,434	38,446	38,438

ADJUSTED EBITDA
GAAP net income (loss) attributable to Itron, Inc.	$19,917	$(14,346)	$30,006	$(8,948)
Interest income	(221)	(212)	(492)	(260)
Interest expense	2,735	3,855	5,653	6,537
Income tax provision	12,193	4,098	20,819	9,128
Depreciation and amortization	18,807	19,437	35,481	38,792
Restructuring	(1,622)	(4,234)	615	(9,415)
Acquisition-related expenses	(25)	(4,607)	(22)	(2,283)
Adjusted EBITDA	$51,784	$3,991	$92,060	$33,551

FREE CASH FLOW
Net cash provided by operating activities	$17,322	$21,522	$51,127	$17,567
Acquisitions of property, plant, and equipment	(11,093)	(11,520)	(19,884)	(20,992)
Free Cash Flow	$6,229	$10,002	$31,243	$(3,425)

(1)
The income tax effect of non-GAAP adjustments is calculated using the statutory tax rates for the relevant jurisdictions if no valuation allowance exists. If a valuation allowance exists, there is no tax impact to the non-GAAP adjustment.

SEGMENT RECONCILIATIONS	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
NON-GAAP OPERATING INCOME - ELECTRICITY
Electricity - GAAP operating income	$20,008	$4,025	$30,640	$5,139
Amortization of intangible assets	4,617	4,428	7,867	8,883
Restructuring	(1,560)	(2,703)	(1,032)	(5,465)
Acquisition-related expenses	(25)	(4,607)	(22)	(2,283)
Electricity - Non-GAAP operating income	$23,040	$1,143	$37,453	$6,274

NON-GAAP OPERATING INCOME - GAS
Gas - GAAP operating income	$25,376	$14,659	$41,675	$29,150
Amortization of intangible assets	1,756	1,945	3,375	3,915
Restructuring	(12)	(1,186)	1,252	(1,061)
Gas - Non-GAAP operating income	$27,120	$15,418	$46,302	$32,004

NON-GAAP OPERATING INCOME - WATER
Water - GAAP operating income (loss)	$14,177	$(11,565)	$32,253	$(2,850)
Amortization of intangible assets	1,423	1,515	2,764	3,063
Restructuring	115	156	51	273
Water - Non-GAAP operating income (loss)	$15,715	$(9,894)	$35,068	$486

NON-GAAP OPERATING INCOME - CORPORATE UNALLOCATED
Corporate unallocated - GAAP operating loss	$(24,088)	$(11,087)	$(45,521)	$(21,911)
Restructuring	(165)	(501)	344	(3,162)
Corporate unallocated - Non-GAAP operating loss	$(24,253)	$(11,588)	$(45,177)	$(25,073)

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

In October 2015, we entered into an interest rate swap, which is effective from August 31, 2016 to June 23, 2020, and converts $214 million of our LIBOR-based debt from a floating LIBOR interest rate to a fixed interest rate of 1.42% (excluding the applicable margin on the debt). The notional balance will amortize to maturity at the same rate as required minimum payments on our term loan. At June 30, 2016, our LIBOR-based debt balance was $293.8 million.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and the weighted average interest rates at June 30, 2016. Weighted average variable rates in the table are based on implied forward rates in the Reuters U.S. dollar yield curve as of June 30, 2016 and our estimated leverage ratio, which determines our additional interest rate margin at June 30, 2016.

	2016	2017	2018	2019	2020	Total	Fair Value
	(in thousands)
Variable Rate Debt
Principal: U.S. dollar term loan	$5,625	$14,063	$19,688	$22,500	$151,874	$213,750	$212,374
Average interest rate	2.23%	2.31%	2.48%	2.67%	2.82%

Principal: Multicurrency revolving line of credit	$—	$—	$—	$—	$131,939	$131,939	$131,064
Average interest rate	2.04%	2.09%	2.19%	2.32%	2.44%

Interest rate swap on LIBOR-based debt
Average interest rate (pay)	1.28%	1.42%	1.42%	1.42%	1.42%
Average interest rate (receive)	0.49%	0.56%	0.73%	0.93%	1.07%
Net/Spread	(0.79)%	(0.86)%	(0.69)%	(0.49)%	(0.35)%

Based on a sensitivity analysis as of June 30, 2016, we estimate that, if market interest rates average one percentage point higher in 2016 than in the table above, our financial results in 2016 would not be materially impacted.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. As a result, approximately half of our revenues and operating expenses are denominated in foreign currencies, which expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in functional currencies other than the U.S. dollar were 48% and 49% of total revenues for the three and six months ended June 30, 2016 compared with 51% and 52% for the same respective periods in 2015.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued, with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 268 contracts were entered into during the six months ended June 30, 2016), which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. The notional amounts of the contracts ranged from less than $10,000 to $31.0 million, offsetting our exposures from the euro, British pound, Canadian dollar, Australian dollar, Mexican peso, and various other currencies.

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

Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2016, the Company’s disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting identified during the year ended December 31, 2015, as disclosed in our 2015 Annual Report on Form 10-K. Management has concluded that the deficiencies identified in our revenue processes and controls, the combination of which represents a material weakness, were also present as of June 30, 2016, as our remediation efforts have not yet been completed. Specifically, we did not design and maintain effective controls to determine whether vendor specific objective evidence (VSOE) of fair value could be demonstrated for substantially all maintenance contracts associated with certain software solutions and whether software was essential to the functionality of certain hardware.

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

Additionally, we have established a shared services center in Europe, and we are currently transitioning certain finance and accounting activities within our EMEA locations to the shared services center in a staged approach. The transition to shared services is ongoing, and we believe the related changes to processes and internal controls will allow us to be more efficient and further enhance our internal control over financial reporting.
Except for these changes and the remediation efforts related to the material weakness noted below, there have been no other changes in our internal control over financial reporting during the three months ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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
There were no material changes to risk factors during the second quarter of 2016 from those previously disclosed in Item 1A: “Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on June 30, 2016.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

Item 5:	Other Information

(a) No information was required to be disclosed in a report on Form 8-K during the second quarter of 2016 that was not reported.

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

ITRON, INC.

September 2, 2016	By:	/s/ W. MARK SCHMITZ
Date		W. Mark Schmitz
Executive Vice President and Chief Financial Officer