Form 10-Q
period 2016-09-30
ITRON INC /WA/
filed 2016-11-03
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2016 there were outstanding 38,258,576 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1:     Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Revenues	$506,859	$469,528	$1,517,473	$1,387,085
Cost of revenues	336,110	322,238	1,013,816	982,819
Gross profit	170,749	147,290	503,657	404,266

Operating expenses
Sales and marketing	38,894	39,217	119,037	123,302
Product development	39,386	41,559	128,086	126,399
General and administrative	40,384	31,118	130,781	103,195
Amortization of intangible assets	4,996	7,869	19,002	23,730
Restructuring	40,679	587	41,294	(8,828)
Total operating expenses	164,339	120,350	438,200	367,798

Operating income	6,410	26,940	65,457	36,468
Other income (expense)
Interest income	102	180	594	440
Interest expense	(2,691)	(2,799)	(8,344)	(9,336)
Other income (expense), net	707	(1,119)	(1,074)	(3,003)
Total other income (expense)	(1,882)	(3,738)	(8,824)	(11,899)

Income before income taxes	4,528	23,202	56,633	24,569
Income tax provision	(13,430)	(9,932)	(34,249)	(19,060)
Net income (loss)	(8,902)	13,270	22,384	5,509
Net income attributable to noncontrolling interests	983	630	2,263	1,817
Net income (loss) attributable to Itron, Inc.	$(9,885)	$12,640	$20,121	$3,692

Earnings (loss) per common share - Basic	$(0.26)	$0.33	$0.53	$0.10
Earnings (loss) per common share - Diluted	$(0.26)	$0.33	$0.52	$0.10

Weighted average common shares outstanding - Basic	38,248	38,114	38,181	38,329
Weighted average common shares outstanding - Diluted	38,248	38,358	38,515	38,591
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net income (loss)	$(8,902)	$13,270	$22,384	$5,509

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	9,184	(14,241)	10,910	(60,803)
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	542	71	(3,190)	80
Pension benefit obligation adjustment	(1,198)	866	(1,807)	1,863
Total other comprehensive income (loss), net of tax	8,528	(13,304)	5,913	(58,860)

Total comprehensive income (loss), net of tax	(374)	(34)	28,297	(53,351)

Comprehensive income attributable to noncontrolling interests, net of tax	983	630	2,263	1,817

Comprehensive income (loss) attributable to Itron, Inc.	$(1,357)	$(664)	$26,034	$(55,168)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2016	December 31, 2015
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$151,380	$131,018
Accounts receivable, net	368,710	330,895
Inventories	189,553	190,465
Other current assets	122,037	106,562
Total current assets	831,680	758,940

Property, plant, and equipment, net	180,867	190,256
Deferred tax assets noncurrent, net	91,808	109,387
Other long-term assets	45,332	51,679
Intangible assets, net	82,733	101,932
Goodwill	475,705	468,122
Total assets	$1,708,125	$1,680,316

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$203,986	$185,827
Other current liabilities	49,340	78,630
Wages and benefits payable	88,519	76,980
Taxes payable	18,295	14,859
Current portion of debt	12,656	11,250
Current portion of warranty	26,084	36,927
Unearned revenue	80,342	73,301
Total current liabilities	479,222	477,774

Long-term debt	330,042	358,915
Long-term warranty	18,702	17,585
Pension benefit obligation	86,310	85,971
Deferred tax liabilities noncurrent, net	1,680	1,723
Other long-term obligations	130,177	115,645
Total liabilities	1,046,133	1,057,613

Commitments and contingencies (Note 11)

Equity
Preferred stock, no par value, 10 million shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75 million shares authorized, 38,259 and 37,906 shares issued and outstanding	1,259,704	1,246,671
Accumulated other comprehensive loss, net	(194,694)	(200,607)
Accumulated deficit	(421,185)	(441,306)
Total Itron, Inc. shareholders' equity	643,825	604,758
Noncontrolling interests	18,167	17,945
Total equity	661,992	622,703
Total liabilities and equity	$1,708,125	$1,680,316
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Operating activities
Net income	$22,384	$5,509
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,563	57,790
Stock-based compensation	13,300	10,879
Amortization of prepaid debt fees	806	1,851
Deferred taxes, net	17,772	14,744
Restructuring, non-cash	5,153	1,018
Other adjustments, net	(734)	1,877
Changes in operating assets and liabilities:
Accounts receivable	(32,652)	(14,193)
Inventories	3,207	(73,464)
Other current assets	(15,591)	(998)
Other long-term assets	8,499	(2,529)
Accounts payable, other current liabilities, and taxes payable	(5,830)	(11,119)
Wages and benefits payable	11,516	3,787
Unearned revenue	(8,684)	6,536
Warranty	(9,900)	20,207
Other operating, net	21,072	(1,741)
Net cash provided by operating activities	81,881	20,154

Investing activities
Acquisitions of property, plant, and equipment	(30,563)	(33,324)
Business acquisitions, net of cash and cash equivalents acquired	(951)	(5,754)
Other investing, net	(1,258)	545
Net cash used in investing activities	(32,772)	(38,533)

Financing activities
Proceeds from borrowings	—	89,709
Payments on debt	(29,031)	(30,186)
Issuance of common stock	1,993	2,229
Repurchase of common stock	—	(35,278)
Other financing, net	(3,658)	1,881
Net cash provided by (used in) financing activities	(30,696)	28,355

Effect of foreign exchange rate changes on cash and cash equivalents	1,949	(12,889)
Increase (decrease) in cash and cash equivalents	20,362	(2,913)
Cash and cash equivalents at beginning of period	131,018	112,371
Cash and cash equivalents at end of period	$151,380	$109,458

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$17,207	$22,578
Interest, net of amounts capitalized	7,592	7,549
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

Financial Statement Preparation
The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2016 and 2015, the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in our 2015 Annual Report on Form 10-K filed with the SEC on June 30, 2016. There have been no significant changes in financial statement preparation or significant accounting policies since December 31, 2015, with the following exceptions.

Revision of Prior Period Financial Statements
We revised our previously reported consolidated financial statements for the first three quarters of fiscal 2015 as reported in our 2015 Annual Report on Form 10-K filed with the SEC on June 30, 2016. These revisions primarily impacted the timing of revenue and cost recognition associated with contracts involving certain software products that we were unable to demonstrate vendor specific objective evidence (VSOE) of fair value for certain undelivered elements or determine whether software was essential to the functionality of certain hardware. All impacted financial statement line items and related notes to condensed consolidated financial statements reflect these revisions.

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

Note 2:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Net income (loss) available to common shareholders	$(9,885)	$12,640	$20,121	$3,692

Weighted average common shares outstanding - Basic	38,248	38,114	38,181	38,329
Dilutive effect of stock-based awards	—	244	334	262
Weighted average common shares outstanding - Diluted	38,248	38,358	38,515	38,591
Earnings (loss) per common share - Basic	$(0.26)	$0.33	$0.53	$0.10
Earnings (loss) per common share - Diluted	$(0.26)	$0.33	$0.52	$0.10

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise, future compensation cost associated with the stock award, and the amount of excess tax benefits, if any. Approximately 0.9 million and 0.8 million stock-based awards were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2016 because they were anti-dilutive. Approximately 1.1 million and 1.2 million stock-based awards were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2015 because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Note 3:    Certain Balance Sheet Components

Accounts receivable, net	September 30, 2016	December 31, 2015
	(in thousands)
Trade receivables (net of allowance of $4,254 and $5,949)	$319,929	$298,550
Unbilled receivables	48,781	32,345
Total accounts receivable, net	$368,710	$330,895

At September 30, 2016 and December 31, 2015, $4.6 million and $0.7 million, respectively, were recorded as contract retainage receivables within trade receivables, in accordance with contract retainage provisions. At September 30, 2016 and December 31, 2015, contract retainage receivables that were unbilled and classified as unbilled receivables were $5.4 million and $3.5 million, respectively. These contract retainage receivables within trade receivables and unbilled receivables are expected to be collected within the following 12 months.

At September 30, 2016 and December 31, 2015, long-term billed contract retainage receivables were $0.4 million. At September 30, 2016 and December 31, 2015, long-term unbilled contract retainage receivables were $3.8 million and $3.6 million, respectively. These long-term billed and unbilled contract retainage receivables are classified within other long-term assets, as collection is not anticipated within the following 12 months. We consider whether collectability of such retainage is reasonably assured in connection with our overall assessment of the collectability of amounts due or that will become due under our contracts.

Allowance for doubtful accounts activity	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Beginning balance	$3,939	$5,422	$5,949	$6,195
Provision (release) for doubtful accounts, net	353	(141)	265	(111)
Accounts written-off	(77)	(162)	(1,919)	(503)
Effect of change in exchange rates	39	(160)	(41)	(622)
Ending balance	$4,254	$4,959	$4,254	$4,959

Inventories	September 30, 2016	December 31, 2015
	(in thousands)
Materials	$112,507	$111,191
Work in process	9,919	9,400
Finished goods	67,127	69,874
Total inventories	$189,553	$190,465

Consigned inventory is held at third party locations; however, we retain title to the inventory until it is purchased by the third party. Consigned inventory, consisting of raw materials and finished goods, was $2.1 million and $2.6 million at September 30, 2016 and December 31, 2015, respectively.

Property, plant, and equipment, net	September 30, 2016	December 31, 2015
	(in thousands)
Machinery and equipment	$290,395	$289,015
Computers and software	105,791	104,310
Buildings, furniture, and improvements	127,297	127,531
Land	18,069	19,882
Construction in progress, including purchased equipment	26,956	32,639
Total cost	568,508	573,377
Accumulated depreciation	(387,641)	(383,121)
Property, plant, and equipment, net	$180,867	$190,256

Depreciation expense	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Depreciation expense	$11,086	$11,129	$32,561	$34,060

Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, were as follows:

	September 30, 2016			December 31, 2015
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$392,752	$(370,894)	$21,858	$388,981	$(358,092)	$30,889
Customer contracts and relationships	236,974	(176,528)	60,446	238,379	(168,885)	69,494
Trademarks and trade names	64,010	(63,619)	391	64,069	(62,571)	1,498
Other	11,080	(11,042)	38	11,078	(11,027)	51
Total intangible assets	$704,816	$(622,083)	$82,733	$702,507	$(600,575)	$101,932

A summary of intangible asset activity is as follows:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Beginning balance, intangible assets, gross	$702,507	$748,148
Intangible assets acquired	—	4,827
Intangible assets impaired	—	(497)
Effect of change in exchange rates	2,309	(41,245)
Ending balance, intangible assets, gross	$704,816	$711,233

Intangible assets acquired during the nine months ended September 30, 2015 were related to the Temetra Limited acquisition on August 26, 2015. Intangible assets impaired during the nine months ended September 30, 2015 includes purchased software licenses to be sold to others. This amount was expensed as part of cost of revenues in the Consolidated Statement of Operations.

Estimated future annual amortization expense is as follows:

Year Ending December 31,	Estimated Annual Amortization
(in thousands)
2016 (amount remaining at September 30, 2016)	$6,304
2017	18,706
2018	13,015
2019	10,220
2020	8,328
Beyond 2020	26,160
Total intangible assets subject to amortization	$82,733

Note 5:    Goodwill

The following table reflects goodwill allocated to each reporting unit:

	Electricity	Gas	Water	Total Company
	(in thousands)
Balances at January 1, 2016
Goodwill before impairment	$414,910	$331,436	$350,314	$1,096,660
Accumulated impairment losses	(362,177)	—	(266,361)	(628,538)
Goodwill, net	52,733	331,436	83,953	468,122

Effect of change in exchange rates	329	5,843	1,411	7,583

Balances at September 30, 2016
Goodwill before impairment	421,852	337,279	358,081	1,117,212
Accumulated impairment losses	(368,790)	—	(272,717)	(641,507)
Goodwill, net	$53,062	$337,279	$85,364	$475,705

Note 6:    Debt

The components of our borrowings were as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Credit facility:
USD denominated term loan	$210,938	$219,375
Multicurrency revolving line of credit	132,597	151,837
Total debt	343,535	371,212
Less: current portion of debt	12,656	11,250
Less: unamortized prepaid debt fees - term loan	837	1,047
Long-term debt less unamortized prepaid debt fees - term loan	$330,042	$358,915

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

The 2015 credit facility includes debt covenants, which contain certain financial ratio thresholds, place certain restrictions on the incurrence of debt, investments, and the issuance of dividends, and require quarterly unaudited and annual audited financial reporting. We were not in compliance with the financial reporting portion of these covenants under the 2015 credit facility at June 30, 2016. On April 1, 2016 and June 13, 2016, we entered into the first and second amendments to the 2015 credit facility. As a result of these amendments, we were granted waivers that extended the due dates for annual audited financial statements for the year ended December 31, 2015 and quarterly unaudited financial statements for the periods ended March 31, 2016 and June 30, 2016 through September 12, 2016, and our $300 million standby letter of credit sub-facility was reduced to $250 million. We regained compliance with all financial reporting covenants upon filing our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 on September 2, 2016.

Scheduled principal repayments for the term loan are due quarterly in the amount of $2.8 million through June 2017, $4.2 million from September 2017 through June 2018, $5.6 million from September 2018 through March 2020, and the remainder due at maturity on June 23, 2020. The term loan may be repaid early in whole or in part, subject to certain minimum thresholds, without penalty.

Under the 2015 credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total leverage ratio (as defined in the credit agreement). The applicable rates per annum may be based on either: (1) the LIBOR rate or EURIBOR rate (floor of 0%), plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 1/2 of 1%, or (iii) one month LIBOR plus 1%. At September 30, 2016, the interest rate for both the term loan and the USD revolver was 1.78% (the LIBOR rate plus a margin of 1.25%), and the interest rate for the EUR revolver was 1.25% (the EURIBOR floor rate plus a margin of 1.25%).

Credit facility repayments were as follows:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
USD denominated term loan	$8,438	$10,313
Multicurrency revolving line of credit	20,593	19,873
Total credit facility repayments	$29,031	$30,186

At September 30, 2016, $132.6 million was outstanding under the credit facility revolver, and $321.3 million was available for additional borrowings or standby letters of credit. At September 30, 2016, $46.1 million was utilized by outstanding standby letters of credit, resulting in $203.9 million available for additional standby letters of credit. No amounts were outstanding under the swingline sub-facility.

Upon entering into the 2015 credit facility, a portion of our unamortized prepaid debt fees, totaling $0.8 million, were written-off to interest expense. Prepaid debt fees of approximately $3.9 million were capitalized associated with the 2015 credit facility. Unamortized prepaid debt fees were as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Unamortized prepaid debt fees - revolver	$2,596	$3,128
Unamortized prepaid debt fees - term loan	837	1,047

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

The fair values of our derivative instruments were as follows:

		Fair Value
Asset Derivatives	Balance Sheet Location	September 30, 2016	December 31, 2015
Derivatives designated as hedging instruments under ASC 815-20		(in thousands)
Interest rate swap contracts	Other long-term assets	$—	$1,632
Interest rate cap contracts	Other long-term assets	240	1,423
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	119	27
Interest rate cap contracts	Other long-term assets	60	—
Total asset derivatives		$419	$3,082

Liability Derivatives
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other current liabilities	$1,532	$868
Interest rate swap contracts	Other long-term obligations	1,776	—
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	294	99
Total liability derivatives		$3,602	$967

The changes in accumulated other comprehensive income (loss) (AOCI), net of tax, for our derivative and nonderivative hedging instruments, were as follows:

	2016	2015
	(in thousands)
Net unrealized loss on hedging instruments at January 1,	$(14,062)	$(15,148)
Unrealized loss on hedging instruments	(3,709)	(681)
Realized losses reclassified into net income	519	761
Net unrealized loss on hedging instruments at September 30,	$(17,252)	$(15,068)

Reclassification of amounts related to hedging instruments are included in interest expense in the Consolidated Statements of Operations for the periods ended September 30, 2016 and 2015. Included in the net unrealized loss on hedging instruments at September 30, 2016 and 2015 is a loss of $14.4 million, net of tax, related to our nonderivative net investment hedge, which terminated in 2011. This loss on our net investment hedge will remain in AOCI until such time when earnings are impacted by a sale or liquidation of the associated foreign operation.

A summary of the effect of netting arrangements on our financial position related to the offsetting of our recognized derivative assets and liabilities under master netting arrangements or similar agreements is as follows:

Offsetting of Derivative Assets	Gross Amounts of Recognized Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
		Derivative Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
September 30, 2016	$419	$(119)	$—	$300

December 31, 2015	$3,082	$(565)	$—	$2,517

Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
		Derivative Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
September 30, 2016	$3,602	$(119)	$—	$3,483

December 31, 2015	$967	$(565)	$—	$402

Our derivative assets and liabilities subject to netting arrangements consist of foreign exchange forward and interest rate contracts with three and nine counterparties at September 30, 2016 and December 31, 2015, respectively. No derivative asset or liability balance with any of our counterparties was individually significant at September 30, 2016 or December 31, 2015. Our derivative contracts with each of these counterparties exist under agreements that provide for the net settlement of all contracts through a single payment in a single currency in the event of default. We have no pledges of cash collateral against our obligations nor have we received pledges of cash collateral from our counterparties under the associated derivative contracts.

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

In May 2012, we entered into six interest rate swaps, which were effective July 31, 2013 and expired on August 8, 2016, to convert $200 million of our LIBOR based debt from a floating LIBOR interest rate to a fixed interest rate of 1.00% (excluding the applicable margin on the debt). The cash flow hedges were expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swaps were recorded as a component of other comprehensive income (loss) (OCI) and recognized in earnings when the hedged item affected earnings. The amounts paid on the hedges were recognized as adjustments to interest expense.

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

At September 30, 2016, our LIBOR based debt balance was $290.9 million. The amount of cash flow hedge ineffectiveness for derivative contracts not designated as hedging instruments was insignificant for the three and nine months ended September 30, 2016 and 2015.

We will continue to monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

The before-tax effects of our cash flow derivative instruments on the Consolidated Balance Sheets and the Consolidated Statements of Operations were as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
			Location	Amount		Location	Amount
	2016	2015		2016	2015		2016	2015
	(in thousands)			(in thousands)			(in thousands)
Three Months Ended September 30,
Interest rate swap contracts	$641	$(296)	Interest expense	$(273)	$(412)	Interest expense	$—	$—
Interest rate cap contracts	(31)	—	Interest expense	(6)	—	Interest expense	(1)	—

Nine Months Ended September 30,
Interest rate swap contracts	$(4,910)	$(1,104)	Interest expense	$(839)	$(1,235)	Interest expense	$—	$—
Interest rate cap contracts	(1,121)	—	Interest expense	(6)	—	Interest expense	(1)	—

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 402 contracts were entered into during the nine months ended September 30, 2016), which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. The notional amounts of the contracts ranged from less than $10,000 to $37.9 million, offsetting our exposures from the euro, British pound, Canadian dollar, Australian dollar, Mexican peso, and various other currencies.

The effect of our foreign exchange forward derivative instruments on the Consolidated Statements of Operations was as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Foreign exchange forward contracts	$(559)	$(1,278)	$(558)	$(3,004)

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

Amounts recognized on the Consolidated Balance Sheets consist of:

	September 30, 2016	December 31, 2015
	(in thousands)
Assets
Plan assets in other long-term assets	$609	$359

Liabilities
Current portion of pension benefit obligation in wages and benefits payable	2,581	3,493
Long-term portion of pension benefit obligation	86,310	85,971

Pension benefit obligation, net	$88,282	$89,105

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

Net periodic pension benefit costs for our plans include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Service cost	$1,003	$904	$2,930	$3,162
Interest cost	649	595	1,932	1,820
Expected return on plan assets	(139)	(122)	(398)	(387)
Settlements and other	506	375	499	374
Amortization of actuarial net loss	330	488	991	1,470
Amortization of unrecognized prior service costs	16	14	47	43
Net periodic benefit cost	$2,365	$2,254	$6,001	$6,482

Note 9:    Stock-Based Compensation

We record stock-based compensation expense for awards of stock options, restricted stock units, unrestricted stock, and phantom stock units. We expense stock-based compensation primarily using the straight-line method over the requisite service period. Stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Stock options	$602	$713	$1,741	$2,005
Restricted stock units	4,595	1,969	10,834	8,374
Unrestricted stock awards	225	200	725	500
Phantom stock units	371	—	658	—
Total stock-based compensation	$5,793	$2,882	$13,958	$10,879

Related tax benefit	$1,289	$809	$3,793	$3,189

We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied.

Subject to stock splits, dividends, and other similar events, 7,473,956 shares of common stock are reserved and authorized for issuance under our Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan). Awards consist of stock options, restricted stock units, and unrestricted stock awards. At September 30, 2016, 2,111,769 shares were available for grant under the Stock Incentive Plan. The Stock Incentive Plan shares are subject to a fungible share provision such that the authorized share reserve is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

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

The fair values of stock options granted were estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Dividend yield(1)	—%	—%	—%	—%
Expected volatility(1)	33.7%	—%	33.5%	34.5%
Risk-free interest rate(1)	1.3%	—%	1.3%	1.7%
Expected term (years)(1)	5.5	—	5.5	5.5

(1)	There were no employee stock options granted for the three months ended September 30, 2015.

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

A summary of our stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value(1)	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2015	1,123	$51.90	4.4	$1,676
Granted	207	35.30			$12.15
Exercised	(23)	36.05		26
Forfeited	(17)	37.47
Expired	(167)	53.95
Outstanding, September 30, 2015	1,123	$49.12	5.4	$—

Outstanding, January 1, 2016	1,180	$48.31	5.7	$405
Granted	191	40.40			$13.27
Exercised	(35)	35.31		214
Forfeited	(36)	35.29
Expired	(312)	55.11
Outstanding, September 30, 2016	988	$45.57	6.8	$13,732

Exercisable September 30, 2016	563	$51.57	5.1	$6,024

Expected to vest, September 30, 2016	410	$37.58	8.9	$7,448

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

At September 30, 2016, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $3.8 million, which is expected to be recognized over a weighted average period of approximately 2.0 years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Dividend yield(1)	—%	—%	—%	—%
Expected volatility(1)	28.8%	—%	30.0%	30.1%
Risk-free interest rate(1)	0.8%	—%	0.7%	0.7%
Expected term (years)(1)	2.3	—	1.8	2.1

Weighted average fair value(1)	$63.10	$—	$44.92	$33.48

(1)	There were no long-term performance restricted stock units granted for the three months ended September 30, 2015.

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

The following table summarizes restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value(1)
	(in thousands)		(in thousands)
Outstanding, January 1, 2015	682
Granted(2)	319	$35.30
Released	(288)		$11,852
Forfeited	(54)
Outstanding, September 30, 2015	659

Outstanding, January 1, 2016	756
Granted(2)	196	$41.58
Released	(280)		$10,823
Forfeited	(50)
Outstanding, September 30, 2016	622

Vested but not released, September 30, 2016	5		$277

Expected to vest, September 30, 2016	500		$27,894

(1)
The aggregate intrinsic value is the market value of the stock, before applicable income taxes, based on the closing price on the stock release dates or at the end of the period for restricted stock units expected to vest.

(2)
Restricted stock units granted in 2015 and 2016 do not include awards under the Performance Award Agreement for the respective years, as these awards are not granted until attainment of annual performance goals has been determined at the conclusion of the performance period, which had not occurred as of September 30, 2015 and 2016, respectively.

At September 30, 2016, total unrecognized compensation expense on restricted stock units was $25.3 million, which is expected to be recognized over a weighted average period of approximately 2.0 years.

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

The following table summarizes phantom stock unit activity:

	Number of Phantom Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding, January 1, 2016	—
Granted	63	$40.11
Forfeited	(1)
Outstanding, September 30, 2016	62

Expected to vest, September 30, 2016	56

At September 30, 2016, total unrecognized compensation expense on phantom stock units was $2.8 million, which is expected to be recognized over a weighted average period of approximately 2.4 years. We have recorded a phantom stock liability of $0.7 million within wages and benefits payable in the Consolidated Balance Sheets as of September 30, 2016.

Unrestricted Stock Awards
We grant unrestricted stock awards to members of our Board of Directors as part of their compensation. Awards are fully vested and expensed when granted. The fair value of unrestricted stock awards is the market close price of our common stock on the date of grant.

The following table summarizes unrestricted stock award activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
Shares of unrestricted stock granted	4	6	17	14

Weighted average grant date fair value per share	$53.96	$33.91	$42.24	$36.51

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

The following table summarizes ESPP activity:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Shares of stock sold to employees(1)	—	11	20	39

(1)
Stock sold to employees during each fiscal quarter under the ESPP is associated with the offering period ending on the last day of the previous fiscal quarter. No stock was sold under the ESPP during the third quarter of 2016 because the ESPP had been suspended due to our delayed SEC filings. We became current with our SEC filings on September 2, 2016 and the ESPP is again active.

There were approximately 371,000 shares of common stock available for future issuance under the ESPP at September 30, 2016.

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

Our tax expense for the three and nine months ended September 30, 2016 differed from the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions and losses experienced in jurisdictions with valuation allowances on deferred tax assets.

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

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense recognized were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Net interest and penalties expense	$591	$170	$923	$645

Accrued interest and penalties recorded were as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Accrued interest	$2,733	$2,105
Accrued penalties	3,070	2,577

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate were as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Unrecognized tax benefits related to uncertain tax positions	$56,216	$54,880
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	54,908	53,602

At September 30, 2016, we are under examination by certain tax authorities for the 2000 to 2014 tax years. The material jurisdictions where we are subject to examination for the 2000 to 2014 tax years include, among others, the United States, France, Germany, Italy, Brazil and the United Kingdom. No material changes have occurred to previously disclosed assessments. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

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

Our available lines of credit, outstanding standby LOCs, and performance bonds were as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
Credit facilities(1)
Multicurrency revolving line of credit	$500,000	$500,000
Long-term borrowings	(132,597)	(151,837)
Standby LOCs issued and outstanding	(46,071)	(46,574)

Net available for additional borrowings under the multi-currency revolving line of credit	$321,332	$301,589
Net available for additional standby LOCs under sub-facility(2)	203,929	253,426

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$98,655	$97,989
Standby LOCs issued and outstanding	(23,818)	(31,122)
Short-term borrowings(3)	(2,205)	(3,884)
Net available for additional borrowings and LOCs	$72,632	$62,983

Unsecured surety bonds in force	$85,883	$87,558

(1)	Refer to Note 6 for details regarding our secured credit facilities.

(2)
During the nine months ended September 30, 2016, as a result of entering into the first and second amendments to the 2015 credit facility, the maximum limit available for additional standby LOCs under sub-facility was reduced from $300 million to $250 million.

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

On July 14, 2016, we entered into a confidential settlement agreement with Transdata Incorporated (Transdata) under which Transdata agreed to dismiss with prejudice all pending litigation in various United States District Courts against us and certain of our customers. As a part of the settlement, we received a patent license from Transdata for the use of the patents in future meter production and sales.

In Brazil, the Conselho Administravo de Defesa Economica commenced an investigation of water meter suppliers, including our subsidiary, to determine whether such suppliers participated in agreements or concerted practices to coordinate their commercial policy in Brazil. On October 18, 2016, we settled with the Conselho Administravo de Defesa Economica. The settlement was not material to our results of operations or financial condition.

Itron and its subsidiaries are parties to various employment-related proceedings in jurisdictions where it does business. None of the proceedings are individually material to Itron, and we believe that we have made adequate provision such that the ultimate disposition of the proceedings will not materially affect Itron's business or financial condition.

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Beginning balance	$45,457	$58,139	$54,512	$36,548
New product warranties	1,976	1,760	5,881	4,767
Other changes/adjustments to warranties	1,662	2,492	3,697	29,589
Claims activity	(4,485)	(7,396)	(19,488)	(14,062)
Effect of change in exchange rates	176	(251)	184	(2,098)
Ending balance	44,786	54,744	44,786	54,744
Less: current portion of warranty	26,084	40,060	26,084	40,060
Long-term warranty	$18,702	$14,684	$18,702	$14,684

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to extended warranty contracts, and other changes and adjustments to warranties. Warranty expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Total warranty expense	$3,638	$4,252	$9,578	$34,356

Unearned Revenue Related to Extended Warranty
A summary of changes to unearned revenue for extended warranty contracts is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Beginning balance	$33,068	$34,084	$33,654	$34,138
Unearned revenue for new extended warranties	352	826	1,366	2,251
Unearned revenue recognized	(905)	(716)	(2,640)	(2,029)
Effect of change in exchange rates	(31)	(187)	104	(353)
Ending balance	32,484	34,007	32,484	34,007
Less: current portion of unearned revenue for extended warranty	4,134	3,416	4,134	3,416
Long-term unearned revenue for extended warranty within other long-term obligations	$28,350	$30,591	$28,350	$30,591

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

Plan costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Plan costs	$6,727	$5,803	$20,360	$18,704

The IBNR accrual, which is included in wages and benefits payable, was as follows:

	September 30, 2016	December 31, 2015
	(in thousands)
IBNR accrual	$2,346	$2,051

Our IBNR accrual and expenses may fluctuate due to the number of plan participants, claims activity, and deductible limits. For our employees located outside of the United States, health benefits are provided primarily through governmental social plans, which are funded through employee and employer tax withholdings.

Note 12:    Restructuring

2016 Projects
On September 1, 2016, we announced projects (2016 Projects) to restructure various company activities in order to improve operational efficiencies, reduce expenses and improve competiveness. We expect to close or consolidate several facilities and reduce our global workforce as a result of the restructuring.

The 2016 Projects began during the three months ended September 30, 2016, and we expect to substantially complete the 2016 Projects by the end of 2018. Many of the affected employees are represented by unions or works councils, which requires consultation, and potential restructuring projects may be subject to regulatory approval, both of which could impact the timing of charges, total expected charges, cost recognized, and planned savings in certain jurisdictions.

The total expected restructuring costs, the restructuring costs recognized during the nine months ended September 30, 2016, and the remaining expected restructuring costs as of September 30, 2016 related to the 2016 Projects are as follows:

	Total Expected Costs at September 30, 2016	Costs Recognized During the Nine Months Ended September 30, 2016	Expected Remaining Costs to be Recognized at September 30, 2016
	(in thousands)
Employee severance costs	$44,162	$34,662	$9,500
Asset impairments & net loss on sale or disposal	5,184	5,184	—
Other restructuring costs	16,652	152	16,500
Total	$65,998	$39,998	$26,000

Segments:
Electricity	$10,044	$6,544	$3,500
Gas	33,214	20,214	13,000
Water	21,410	12,410	9,000
Corporate unallocated	1,330	830	500
Total	$65,998	$39,998	$26,000

2014 Projects
In November 2014, our management approved restructuring projects (2014 Projects) to restructure our Electricity business and related general and administrative activities, along with certain Gas and Water activities, to improve operational efficiencies and reduce expenses. The 2014 Projects include consolidation of certain facilities and reduction of our global workforce. The improved structure positions us to meet our long-term profitability goals by better aligning global operations with markets where we can serve our customers profitably.

We began implementing these projects in the fourth quarter of 2014, and substantially completed them in the third quarter of 2016. Project activities will continue through the fourth quarter of 2017, however, no further costs are expected to be recognized related to the 2014 Projects.

The total expected restructuring costs, the restructuring costs recognized in prior periods, the restructuring costs recognized during the nine months ended September 30, 2016, and the remaining expected restructuring costs as of September 30, 2016 related to the 2014 Projects were as follows:

	Total Expected Costs at September 30, 2016	Costs Recognized in Prior Periods	Costs Recognized During the Nine Months Ended September 30, 2016	Expected Remaining Costs to be Recognized at September 30, 2016
	(in thousands)
Employee severance costs	$34,630	$34,373	$257	$—
Asset impairments & net loss on sale or disposal	8,849	8,880	(31)	—
Other restructuring costs	4,999	3,929	1,070	—
Total	$48,478	$47,182	$1,296	$—

Segments:
Electricity	$20,610	$21,743	$(1,133)	$—
Gas	13,631	11,855	1,776	—
Water	1,995	1,940	55	—
Corporate unallocated	12,242	11,644	598	—
Total	$48,478	$47,182	$1,296	$—

2013 Projects
In September 2013, our management approved projects (the 2013 Projects) to restructure our operations to improve profitability and increase efficiencies. We began implementing these projects in the third quarter of 2013, and completed the projects during the third quarter of 2016.

The 2013 Projects resulted in approximately $26.2 million of restructuring expense, which was recognized from the third quarter of 2013 through the fourth quarter of 2014.

The following table summarizes the activity within the restructuring related balance sheet accounts for the 2016, 2014 and 2013 Projects during the nine months ended September 30, 2016:

	Accrued Employee Severance	Asset Impairments & Net Loss on Sale or Disposal	Other Accrued Costs	Total
	(in thousands)
Beginning balance, January 1, 2016	$26,533	$—	$3,048	$29,581
Costs charged to expense	34,919	5,153	1,222	41,294
Cash payments	(14,476)	—	(1,331)	(15,807)
Non-cash items	—	(5,153)	—	(5,153)
Effect of change in exchange rates	(95)	—	(5)	(100)
Ending balance, September 30, 2016	$46,881	$—	$2,934	$49,815

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

The current restructuring liabilities were $20.3 million and $25.2 million as of September 30, 2016 and December 31, 2015. The current restructuring liabilities are classified within other current liabilities on the Consolidated Balance Sheets. The long-term restructuring liabilities balances were $29.5 million and $4.4 million as of September 30, 2016 and December 31, 2015. The long-term restructuring liabilities are classified within other long-term obligations on the Consolidated Balance Sheets, and include facility exit costs and severance accruals.

Note 13:    Shareholders' Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock would be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at September 30, 2016 and December 31, 2015.

Other Comprehensive Income (Loss)
The before-tax amount, income tax (provision) benefit, and net-of-tax amount related to each component of OCI were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Before-tax amount
Foreign currency translation adjustment	$9,128	$(15,528)	$12,856	$(62,461)
Foreign currency translation adjustment reclassified into net income on disposal	—	962	(1,407)	962
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	602	(296)	(6,039)	(1,104)
Net hedging loss reclassified into net income	279	412	845	1,235
Pension benefit obligation adjustment	(1,725)	877	(2,520)	1,887
Total other comprehensive income (loss), before tax	8,284	(13,573)	3,735	(59,481)

Tax (provision) benefit
Foreign currency translation adjustment	56	325	(539)	696
Foreign currency translation adjustment reclassified into net income on disposal	—	—	—	—
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(231)	114	2,330	423
Net hedging loss reclassified into net income	(108)	(159)	(326)	(474)
Pension benefit obligation adjustment	527	(11)	713	(24)
Total other comprehensive income (loss) tax benefit	244	269	2,178	621

Net-of-tax amount
Foreign currency translation adjustment	9,184	(15,203)	12,317	(61,765)
Foreign currency translation adjustment reclassified into net income on disposal	—	962	(1,407)	962
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	371	(182)	(3,709)	(681)
Net hedging loss reclassified into net income	171	253	519	761
Pension benefit obligation adjustment	(1,198)	866	(1,807)	1,863
Total other comprehensive income (loss), net of tax	$8,528	$(13,304)	$5,913	$(58,860)

The changes in the components of AOCI, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Benefit Obligation Adjustments	Total
	(in thousands)
Balances at January 1, 2015	$(85,080)	$(768)	$(14,380)	$(34,832)	$(135,060)
OCI before reclassifications	(61,765)	(681)	—	(1)	(62,447)
Amounts reclassified from AOCI	962	761	—	1,864	3,587
Total other comprehensive income (loss)	(60,803)	80	—	1,863	(58,860)
Balances at September 30, 2015	$(145,883)	$(688)	$(14,380)	$(32,969)	$(193,920)

Balances at January 1, 2016	$(158,009)	$318	$(14,380)	$(28,536)	$(200,607)
OCI before reclassifications	12,317	(3,709)	—	(713)	7,895
Amounts reclassified from AOCI	(1,407)	519	—	(1,094)	(1,982)
Total other comprehensive income (loss)	10,910	(3,190)	—	(1,807)	5,913
Balances at September 30, 2016	$(147,099)	$(2,872)	$(14,380)	$(30,343)	$(194,694)

Details about the AOCI components reclassified to the Consolidated Statements of Operations are as follows:

	Amount Reclassified from AOCI(1)				Affected Line Item in the Consolidated Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Amortization of defined benefit pension items
Prior-service costs	$16	$(14)	$47	$(43)	(2)
Actuarial losses	330	(488)	991	(1,470)	(2)
Settlement and Other	498	(375)	488	(375)	(2)
Total, before tax	844	(877)	1,526	(1,888)	Income before income taxes
Tax benefit (provision)	(272)	11	(432)	24	Income tax provision
Total reclassified, net of tax	$572	$(866)	$1,094	$(1,864)	Net income

(1)	Amounts in parentheses indicate debits to the Consolidated Statements of Operations.

(2)	These AOCI components are included in the computation of net periodic pension cost. Refer to Note 8 for additional details.

Refer to Note 7 for additional details related to derivative activities that resulted in reclassification of AOCI to the Consolidated Statements of Operations.

Note 14:    Fair Values of Financial Instruments

The fair values at September 30, 2016 and December 31, 2015 do not reflect subsequent changes in the economy, interest rates, and other variables that may affect the determination of fair value. The following table presents the fair values of our financial instruments:

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Assets
Cash and cash equivalents	$151,380	$151,380	$131,018	$131,018
Foreign exchange forwards	119	119	27	27
Interest rate swaps	—	—	1,632	1,632
Interest rate caps	300	300	1,423	1,423

Liabilities
Credit facility
USD denominated term loan	$210,938	$209,317	$219,375	$217,830
Multicurrency revolving line of credit	132,597	131,387	151,837	150,570
Interest rate swaps	3,308	3,308	868	868
Foreign exchange forwards	294	294	99	99

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

Revenues, gross profit, and operating income associated with our segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Revenues
Electricity	$242,667	$206,810	$692,785	$602,999
Gas	144,185	136,726	433,707	401,099
Water	120,007	125,992	390,981	382,987
Total Company	$506,859	$469,528	$1,517,473	$1,387,085

Gross profit
Electricity	$75,362	$56,385	$210,840	$163,330
Gas	56,096	46,790	158,156	134,854
Water	39,291	44,115	134,661	106,082
Total Company	$170,749	$147,290	$503,657	$404,266

Operating income (loss)
Electricity	$20,452	$9,819	$51,092	$14,958
Gas	7,136	15,836	48,811	44,986
Water	(3,546)	14,265	28,707	11,415
Corporate unallocated	(17,632)	(12,980)	(63,153)	(34,891)
Total Company	6,410	26,940	65,457	36,468
Total other income (expense)	(1,882)	(3,738)	(8,824)	(11,899)
Income before income taxes	$4,528	$23,202	$56,633	$24,569

For the three and nine months ended September 30, 2016, one customer represented 14% and 12%, respectively, of total Electricity segment revenues. For the three months ended September 30, 2015, one customer represented 11% of total Electricity segment revenues, while no customer represented more than 10% of total Electricity segment revenues for the nine months ended September 30, 2015. For the three and nine months ended September 30, 2016 and September 30, 2015, no single customer represented more than 10% of the Gas or Water operating segment revenues, or total company revenues.

Revenues by region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
United States and Canada	$297,116	$256,962	$837,468	$737,112
Europe, Middle East, and Africa	161,959	167,577	545,517	514,054
Other(1)	47,784	44,989	134,488	135,919
Total revenues	$506,859	$469,528	$1,517,473	$1,387,085

(1)	The Other region includes our operations in Latin America and Asia Pacific.

Depreciation and amortization expense associated with our segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Electricity	$6,682	$8,878	$21,715	$27,427
Gas	5,595	4,743	15,484	15,316
Water	5,022	5,280	14,040	14,806
Corporate unallocated	(1,217)	97	324	241
Total Company	$16,082	$18,998	$51,563	$57,790

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

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, revenues, earnings growth, liquidity, restructuring, and other items. This document reflects our current plans and expectations and is based on information currently available as of the date of this Quarterly Report on Form 10-Q. When we use the words “expect,” “intend,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “future,” “objective,” “may,” “will,” “will continue,” and similar expressions, they are intended to identify forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. Although we believe that these assumptions and estimates are reasonable, any of these assumptions and estimates could prove to be inaccurate and the forward looking statements based on them could be incorrect and cause our actual results to vary materially from expected results. Our operations involve risks and uncertainties which could materially affect our results of operations and whether the forward looking statements ultimately prove to be correct. These risks and uncertainties include 1) the rate and timing of customer demand for our products, 2) failure to meet performance or delivery milestones in customer contracts, 3) changes in estimated liabilities for product warranties and/or litigation, 4) changes in foreign currency exchange rates and interest rates, 5) rescheduling or cancellations of current customer orders and commitments, 6) our dependence on customers' acceptance of new products and their performance, 7) competition, 8) changes in domestic and international laws and regulations, 9) international business risks, 10) our own and our customers' or suppliers' access to and cost of capital, 11) future business combinations, and 12) other factors. For a more complete description of these and other risks, refer to Item 1A: “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on June 30, 2016 and our other reports on file with the SEC. We do not undertake any obligation to update or revise any forward looking statement in this document.

Overview

We are a technology company, offering end-to-end metering solutions to electric, natural gas, and water utilities around the world. Our smart metering solutions, meter data management software, and knowledge application solutions bring additional value to a utility’s metering and grid systems. Our professional services help our customers project-manage, install, implement, operate, and maintain their systems. We operate under the Itron brand worldwide and manage and report under three operating segments, Electricity, Gas, and Water. Our Water operating segment includes both our global water and heat solutions. This structure allows each segment to develop its own go-to-market strategy, prioritize its marketing and product development requirements, and focus on its strategic investments. Our sales, marketing, and delivery functions are managed under each segment. Our product development and manufacturing operations are managed on a worldwide basis to promote a global perspective in our operations and processes and yet still maintain alignment with the segments.

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

Refer to the Non-GAAP Measures section below on pages 45-47 for the detailed reconciliation of items that impacted free cash flow, non-GAAP operating expense, non-GAAP operating income, non-GAAP net income, adjusted EBITDA, and non-GAAP diluted EPS in the presented periods.

Total Company Highlights and Unit Shipments

Highlights and significant developments for the three months ended September 30, 2016

•	Revenues were $506.9 million compared with $469.5 million in the same period last year, an increase of $37.3 million, or 8%.

•	Gross margin was 33.7% compared with 31.4% in the same period last year. The gross margin improvement of 230 basis points included improvements in our Electricity and Gas segments.

•
Operating expenses were $44.0 million higher compared with the same period last year primarily due to increased restructuring expense following our announcement of the 2016 restructuring projects (2016 Projects).

•	Net loss attributable to Itron, Inc. for the third quarter of 2016 was $9.9 million compared with net income attributable to Itron, Inc. of $12.6 million in the same period last year.

•	Adjusted EBITDA improved to $62.7 million, an increase of $21.2 million compared with the same period last year.

•	GAAP diluted EPS declined $0.59 to $(0.26) compared with the same period last year, primarily due to the increased restructuring charges.

•	Non-GAAP diluted EPS improved $0.33 to $0.77 compared with the same period last year.

Highlights and significant developments for the nine months ended September 30, 2016

•	Revenues were $1.5 billion compared with $1.4 billion in the same period last year, an increase of $130.4 million, or 9%.

•	Gross margin was 33.2% compared with 29.1% in the same period last year. The gross margin improvement of 410 basis points included improvements in all segments.

•	Operating expenses were $70.4 million higher compared with the same period last year, primarily due to increased restructuring expenses following the announcement of the 2016 Projects.

•	Net income attributable to Itron, Inc. was $20.1 million compared with $3.7 million for the same period in 2015.

•	Adjusted EBITDA increased $79.7 million, or 106% compared with the same period in 2015.

•	GAAP diluted EPS was $0.52, a $0.42 improvement compared with the same period in 2015.

•	Non-GAAP diluted EPS improved $1.59 to $1.87 compared with the same period last year.

•	Total backlog was $1.5 billion and twelve-month backlog was $731 million at September 30, 2016.

On September 1, 2016, we announced the 2016 Projects to restructure various company activities in order to improve operational efficiencies, reduce expenses and improve competiveness. We expect to close or consolidate several facilities and reduce our global workforce as a result of the restructuring. As a result of the announcement, we recognized $40.0 million of restructuring expense during the third quarter of 2016 related to the 2016 Projects.

We expect to substantially complete the 2016 Projects by the end of 2018. Many of the affected employees are represented by unions or works councils, which requires consultation, and potential restructuring projects may be subject to regulatory approval, both of which could impact the timing of charges, total expected charges, costs recognized, and planned savings in certain jurisdictions.

We estimate pre-tax restructuring charges of approximately $66 million, with expected annualized savings of approximately $40 million upon completion.

The following table summarizes the changes in GAAP and Non-GAAP financial measures:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
	(in thousands, except margin and per share data)
GAAP
Revenues	$506,859	$469,528	8%	$1,517,473	$1,387,085	9%
Gross profit	170,749	147,290	16%	503,657	404,266	25%
Operating expenses	164,339	120,350	37%	438,200	367,798	19%
Operating income	6,410	26,940	(76)%	65,457	36,468	79%
Other income (expense)	(1,882)	(3,738)	(50)%	(8,824)	(11,899)	(26)%
Income tax provision	(13,430)	(9,932)	35%	(34,249)	(19,060)	80%
Net income (loss) attributable to Itron, Inc.	(9,885)	12,640	N/A	20,121	3,692	445%

Non-GAAP(1)
Non-GAAP operating expenses	$118,844	$115,165	3%	$378,106	$358,450	5%
Non-GAAP operating income	51,905	32,125	62%	125,551	45,816	174%
Non-GAAP net income attributable to Itron, Inc.	29,896	16,974	76%	71,871	10,615	577%
Adjusted EBITDA	62,715	41,505	51%	154,775	75,056	106%

GAAP Margins and Earnings Per Share
Gross margin	33.7%	31.4%		33.2%	29.1%
Operating margin	1.3%	5.7%		4.3%	2.6%
Basic EPS	$(0.26)	$0.33		$0.53	$0.10
Diluted EPS	(0.26)	0.33		0.52	0.10

Non-GAAP Earnings Per Share(1)
Non-GAAP diluted EPS	$0.77	$0.44		$1.87	$0.28

(1)
These measures exclude certain expenses that we do not believe are indicative of our core operating results. See pages 45-47 for information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

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

Our revenue is driven significantly by sales of meters and communication modules. A summary of our meter and communication module shipments is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(units in thousands)
Meters
Standard	3,520	4,100	12,020	13,540
Advanced and Smart	2,390	1,930	6,900	5,330
Total meters	5,910	6,030	18,920	18,870

Stand-alone communication modules
Advanced and Smart	1,570	1,530	4,470	4,250

Results of Operations

Revenue and Gross Margin

The actual results and effects of changes in foreign currency exchange rates in revenues and gross profit were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended September 30,
	2016	2015
	(in thousands)
Total Company
Revenues	$506,859	$469,528	$(5,195)	$42,526	$37,331
Gross profit	170,749	147,290	(2,103)	25,562	23,459

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Total Company
Revenues	$1,517,473	$1,387,085	$(27,691)	$158,079	$130,388
Gross profit	503,657	404,266	(7,009)	106,400	99,391

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues
Revenues increased $37.3 million and $130.4 million, or 8% and 9%, for the three and nine months ended September 30, 2016, compared with the same periods in 2015. Revenues in the Electricity and Gas segments increased by $35.9 million and $7.5 million, respectively, for the three months ended September 30, 2016. Revenues in the Water segment declined $6.0 million during the third quarter of 2016 as compared to the same period in 2015. Revenues in the Electricity, Gas, and Water segments increased by $89.8 million, $32.6 million, and $8.0 million, respectively, for the nine months ended September 30, 2016. The total change in revenues for the three and nine months ended September 30, 2016 were unfavorably impacted by $5.2 million and $27.7 million, respectively, due to the effect of changes in foreign currency exchange rates.

Our 10 largest customers accounted for 33% and 31% of total revenues during the three and nine months ended September 30, 2016, and 24% and 23% of total revenues during the three and nine months ended September 30, 2015. For further discussion of customer concentrations for the segments and total company, refer to Item 1: “Financial Statements, Note 15: Segment Information.”

Gross Margin
Gross margin for the third quarter of 2016 was 33.7%, compared with 31.4% for the same period in 2015. The improvement in gross margin was primarily driven by improved revenues and product mix across our Electricity and Gas segments. Gross margin for the nine months ended September 30, 2016 was 33.2%, compared with 29.1% for the same period in 2015. The improvement was primarily driven by a significant warranty charge in our Water segment in 2015 that negatively impacted gross margin, as well as improved revenues and product mix in our Electricity and Gas segments.

Operating Expenses

The actual results and effects of changes in foreign currency exchange rates in operating expenses were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended September 30,
	2016	2015
	(in thousands)
Total Company
Sales and marketing	$38,894	$39,217	$(330)	$7	$(323)
Product development	39,386	41,559	(249)	(1,924)	(2,173)
General and administrative	40,384	31,118	(310)	9,576	9,266
Amortization of intangible assets	4,996	7,869	(152)	(2,721)	(2,873)
Restructuring	40,679	587	(128)	40,220	40,092
Total Operating expenses	$164,339	$120,350	$(1,169)	$45,158	$43,989

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Total Company
Sales and marketing	$119,037	$123,302	$(2,325)	$(1,940)	$(4,265)
Product development	128,086	126,399	(793)	2,480	1,687
General and administrative	130,781	103,195	(2,053)	29,639	27,586
Amortization of intangible assets	19,002	23,730	(490)	(4,238)	(4,728)
Restructuring	41,294	(8,828)	(307)	50,429	50,122
Total Operating expenses	$438,200	$367,798	$(5,968)	$76,370	$70,402

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Operating expenses increased $44.0 million for the three months ended September 30, 2016 as compared with the same period in 2015. The increase was primarily related to an increase in restructuring expense of $40.1 million, and an increase in general and administrative expense of $9.3 million related to increased professional services costs in 2016 and a $3.4 million litigation recovery that reduced general and administrative expenses during the third quarter of 2015.

Operating expenses increased $70.4 million for the nine months ended September 30, 2016 as compared with the same period in 2015. The increase was primarily related to an increase in restructuring expense of $50.1 million, and an increase in general and administrative expense of $27.6 million due to increased legal costs and professional services in 2016, and an $8.0 million litigation recovery that reduced these expenses in 2015.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
	2016	2015		2016	2015
	(in thousands)			(in thousands)
Interest income	$102	$180	(43)%	$594	$440	35%
Interest expense	(2,419)	(2,526)	(4)%	(7,538)	(7,485)	1%
Amortization of prepaid debt fees	(272)	(273)	—%	(806)	(1,851)	(56)%
Other income (expense), net	707	(1,119)	N/A	(1,074)	(3,003)	(64)%
Total other income (expense)	$(1,882)	$(3,738)	(50)%	$(8,824)	$(11,899)	(26)%

Total other income (expense) for the three months ended September 30, 2016 was a net expense of $1.9 million compared with $3.7 million in the same period in 2015. Total other income (expense) for the nine months ended September 30, 2016 was a net expense of $8.8 million compared with $11.9 million in the same period in 2015. The other income (expense), net, change for the three and nine months ended September 30, 2016 as compared with the same period in 2015 was due to fluctuations in the recognized foreign currency exchange gains and losses due to balances denominated in a currency other than the reporting entity's functional currency.

Income Tax Provision

For the three and nine months ended September 30, 2016, the income tax provisions were $13.4 million and $34.2 million compared with $9.9 million and $19.1 million for the same periods in 2015. Our tax rates for the three and nine months ended September 30, 2016 of 297% and 60% differed from the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions and losses, in particular related to restructuring charges recognized during the third quarter, experienced in jurisdictions with valuation allowances on deferred tax assets. Our tax rates for the three and nine months ended September 30, 2015 of 43% and 78% differed from the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions, valuation allowances, and discrete tax items.

Operating Segment Results

For a description of our operating segments, refer to Item 1: “Financial Statements Note 15: Segment Information.”

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	% Change		2016	2015	% Change
Segment Revenues	(in thousands)				(in thousands)
Electricity	$242,667	$206,810	17%		$692,785	$602,999	15%
Gas	144,185	136,726	5%		433,707	401,099	8%
Water	120,007	125,992	(5)%		390,981	382,987	2%
Total revenues	$506,859	$469,528	8%		$1,517,473	$1,387,085	9%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Electricity	$75,362	31.1%	$56,385	27.3%	$210,840	30.4%	$163,330	27.1%
Gas	56,096	38.9%	46,790	34.2%	158,156	36.5%	134,854	33.6%
Water	39,291	32.7%	44,115	35.0%	134,661	34.4%	106,082	27.7%
Total gross profit and margin	$170,749	33.7%	$147,290	31.4%	$503,657	33.2%	$404,266	29.1%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	% Change		2016	2015	% Change
Segment Operating Expenses	(in thousands)				(in thousands)
Electricity	$54,910	$46,566	18%		$159,748	$148,372	8%
Gas	48,960	30,954	58%		109,345	89,868	22%
Water	42,837	29,850	44%		105,954	94,667	12%
Corporate unallocated	17,632	12,980	36%		63,153	34,891	81%
Total operating expenses	$164,339	$120,350	37%		$438,200	$367,798	19%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss) and Operating Margin	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Electricity	$20,452	8.4%	$9,819	4.7%	$51,092	7.4%	$14,958	2.5%
Gas	7,136	4.9%	15,836	11.6%	48,811	11.3%	44,986	11.2%
Water	(3,546)	(3.0)%	14,265	11.3%	28,707	7.3%	11,415	3.0%
Corporate unallocated	(17,632)		(12,980)		(63,153)		(34,891)
Total Company	$6,410	1.3%	$26,940	5.7%	$65,457	4.3%	$36,468	2.6%

Electricity

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Electricity segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended September 30,
	2016	2015
	(in thousands)
Electricity Segment
Revenues	$242,667	$206,810	$(2,767)	$38,624	$35,857
Gross profit	75,362	56,385	(1,555)	20,532	18,977
Operating expenses	54,910	46,566	(755)	9,099	8,344

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Electricity Segment
Revenues	$692,785	$602,999	$(14,333)	$104,119	$89,786
Gross profit	210,840	163,330	(3,880)	51,390	47,510
Operating expenses	159,748	148,372	(2,864)	14,240	11,376

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues - Three months ended September 30, 2016 vs. Three months ended September 30, 2015
Revenues increased $35.9 million, or 17%, for the three months ended September 30, 2016, compared with the same period in 2015. This increase was primarily driven by increased product revenues from advanced and smart meter sales in North America and Europe, Middle East, and Africa (EMEA). These improvements were partially offset by declines in EMEA service revenues. The total change in Electricity revenues was unfavorably impacted by $2.8 million due to the effect of changes in foreign currency exchange rates.

Revenues - Nine months ended September 30, 2016 vs. Nine months ended September 30, 2015
Revenues increased $89.8 million, or 15%, for the nine months ended September 30, 2016, compared with the same period in 2015. Revenues were higher in 2016 primarily due to increased product revenues and professional services in North America. Increased EMEA product revenues also contributed to the growth while EMEA service revenues declined during the period. The total change in Electricity revenues was unfavorably impacted by $14.3 million due to the effect of changes in foreign currency exchange rates.

Gross Margin - Three months ended September 30, 2016 vs. Three months ended September 30, 2015
Gross margin was 31.1% for the three months ended September 30, 2016, compared with 27.3% for the same period in 2015. The 380 basis point increase over the prior year was primarily the result of an improved product mix and volumes.

Gross Margin - Nine months ended September 30, 2016 vs. Nine months ended September 30, 2015
For the nine months ended September 30, 2016, gross margin was 30.4%, compared with 27.1% for the same period in 2015. The 330 basis point improvement over the prior year was primarily the result of increased revenue from higher margin smart meters.

Operating Expenses - Three months ended September 30, 2016 vs. Three months ended September 30, 2015
Operating expenses increased $8.3 million, or 18%, for the three months ended September 30, 2016, compared with the same period in 2015. The increase was caused by a $5.4 million increase in general and administrative expense, primarily due to a $3.4 million reimbursement received in 2015 related to the settlement of litigation arising from the SmartSynch acquisition. In addition, the recognition of the 2016 Projects in the third quarter of 2016 resulted in an increase in restructuring expense as compared to 2015. These increases were partially offset by decreases in amortization of intangible assets, product development, and sales and marketing expenses.

Operating Expenses - Nine months ended September 30, 2016 vs. Nine months ended September 30, 2015
Operating expenses increased $11.4 million, or 8%, for the nine months ended September 30, 2016, compared with the same period in 2015. The increase resulted primarily from receiving a reimbursement of $8.0 million in 2015 related to the settlement of litigation arising from the SmartSynch acquisition. In addition, restructuring expense increased in 2016 following the recognition of the 2016 Projects. These increases were partially offset by decreases in sales and marketing, product development, and amortization of intangible assets expenses.

Gas

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Gas segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended September 30,
	2016	2015
	(in thousands)
Gas Segment
Revenues	$144,185	$136,726	$(1,420)	$8,879	$7,459
Gross profit	56,096	46,790	(275)	9,581	9,306
Operating expenses	48,960	30,954	(293)	18,299	18,006

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Gas Segment
Revenues	$433,707	$401,099	$(5,112)	$37,720	$32,608
Gross profit	158,156	134,854	(780)	24,082	23,302
Operating expenses	109,345	89,868	(954)	20,431	19,477

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues - Three months ended September 30, 2016 vs. Three months ended September 30, 2015
Revenues increased $7.5 million, or 5%, for the three months ended September 30, 2016 compared with the same period in 2015. This was primarily due to an increase in product sales in North America.

Revenues - Nine months ended September 30, 2016 vs. Nine months ended September 30, 2015
Revenues increased $32.6 million, or 8%, for the nine months ended September 30, 2016, compared with the same period in 2015. This was due an increase in product sales in North America, EMEA, and Asia Pacific. The total change in Gas revenues was unfavorably impacted by $5.1 million due to the effect of changes in foreign currency exchange rates.

Gross Margin - Three months ended September 30, 2016 vs. Three months ended September 30, 2015
Gross margin was 38.9% for the three months ended September 30, 2016, compared with 34.2% for the same period in 2015. The 470 basis point increase was related to increased sales of higher margin products in North America and improved margins in EMEA.

Gross Margin - Nine months ended September 30, 2016 vs. Nine months ended September 30, 2015
Gross margin was 36.5% for the nine months ended September 30, 2016, compared with 33.6% for the same period in 2015. The increase of 290 basis points was related to improved product mix and increased volumes.

Operating Expenses - Three months ended September 30, 2016 vs. Three months ended September 30, 2015
Operating expenses increased $18.0 million, or 58%, for the three months ended September 30, 2016, compared with the same period in 2015. The increase was primarily due to higher restructuring expense following the recognition of the 2016 Projects, partially offset by a decrease in general and administrative expense.

Operating Expenses - Nine months ended September 30, 2016 vs. Nine months ended September 30, 2015
Operating expenses increased $19.5 million, or 22%, for the nine months ended September 30, 2016, compared with the same period in 2015. The increase was primarily due to higher restructuring expenses following the recognition of the 2016 Projects, partially offset by a decrease in general and administrative expense.

Water

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Water segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended September 30,
	2016	2015
	(in thousands)
Water Segment
Revenues	$120,007	$125,992	$(1,008)	$(4,977)	$(5,985)
Gross profit	39,291	44,115	(273)	(4,551)	(4,824)
Operating expenses	42,837	29,850	85	12,902	12,987

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Water Segment
Revenues	$390,981	$382,987	$(8,247)	$16,241	$7,994
Gross profit	134,661	106,082	(2,349)	30,928	28,579
Operating expenses	105,954	94,667	(882)	12,169	11,287

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues - Three months ended September 30, 2016 vs. Three months ended September 30, 2015
Revenues decreased $6.0 million, or 5%, for the three months ended September 30, 2016, compared with the third quarter of 2015. This was primarily due to lower meter volumes in EMEA and Asia Pacific.

Revenues - Nine months ended September 30, 2016 vs. Nine months ended September 30, 2015
Revenues increased $8.0 million, or 2%, for the nine months ended September 30, 2016, compared with the same period last year. This increase was primarily due to increased product revenues in North America and EMEA. This was partially offset by lower revenues in Latin America. The total change in Water revenues was unfavorably impacted by $8.2 million due to the effect of changes in foreign currency exchange rates.

Gross Margin - Three months ended September 30, 2016 vs. Three months ended September 30, 2015
During the third quarter of 2016 gross margin decreased to 32.7%, compared with 35.0% in 2015. The decrease in gross margin was driven by unfavorable product mix in EMEA and Latin America, as well as lower volumes in EMEA.

Gross Margin - Nine months ended September 30, 2016 vs. Nine months ended September 30, 2015
Gross margin increased to 34.4% for the nine months ended September 30, 2016, compared with 27.7% for the same period last year, driven by reduced warranty charges in 2016. The nine months ended September 30, 2015 included a $28.2 million warranty accrual associated with our preliminary failure estimates for certain communication modules manufactured between July 2013 and December 2014. This additional warranty expense reduced gross margin by 7.4 percentage points during the nine months ended September 30, 2015.

Operating Expenses - Three months ended September 30, 2016 vs. Three months ended September 30, 2015
Operating expenses for the three months ended September 30, 2016 increased by $13.0 million, or 44%, compared with the third quarter of 2015. The increase was primarily due to restructuring expense associated with the 2016 Projects that was recognized during the third quarter of 2016.

Operating Expenses - Nine months ended September 30, 2016 vs. Nine months ended September 30, 2015
Operating expenses for the nine months ended September 30, 2016 increased by $11.3 million, or 12%, compared with the same period last year. The increase was primarily due to restructuring expense associated with the 2016 Projects recognized during the third quarter of 2016, partially offset by a decrease in general and administrative expense.

Corporate unallocated

Corporate Unallocated Expenses - Three months ended September 30, 2016 vs. Three months ended September 30, 2015
Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses increased by $4.7 million, or 36%, for the three months ended September 30, 2016 compared with the same period in 2015. The increase was primarily due to increased professional service fees associated with the revision of previously issued financial statements, as discussed in our 2015 Annual Report on Form 10-K, along with increased legal costs.

Corporate Unallocated Expenses - Nine months ended September 30, 2016 vs. Nine months ended September 30, 2015
Corporate unallocated expenses increased by $28.3 million or 81%, for the nine months ended September 30, 2016 compared with the same period in 2015. The increase was primarily due to increased professional service fees associated with the revision of previously issued financial statements, as discussed in our 2015 Annual Report on Form 10-K, along with increased legal costs.

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

Quarter Ended	Quarterly Bookings	Ending Total Backlog(1)	Ending 12-Month Backlog
	(in millions)
September 30, 2016	$670	$1,511	$731
June 30, 2016	349	1,345	688
March 31, 2016	394	1,504	785
December 31, 2015	822	1,575	836
September 30, 2015	337	1,252	734

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

Information on bookings by our operating segments is as follows:

Quarter Ended	Total Bookings	Electricity	Gas	Water
	(in millions)
September 30, 2016	$670	$372	$176	$122
June 30, 2016	349	109	114	126
March 31, 2016	394	145	137	112
December 31, 2015	822	441	251	130
September 30, 2015	337	151	100	86

Financial Condition

Cash Flow Information:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Operating activities	$81,881	$20,154
Investing activities	(32,772)	(38,533)
Financing activities	(30,696)	28,355
Effect of exchange rates on cash and cash equivalents	1,949	(12,889)
Increase in cash and cash equivalents	$20,362	$(2,913)

Cash and cash equivalents was $151.4 million at September 30, 2016, compared with $131.0 million at December 31, 2015.

Operating activities
Cash provided by operating activities during the nine months ended September 30, 2016 was $81.9 million compared with $20.2 million during the same period in 2015. The increase in cash provided was primarily due to an improvement in net income adjusted for non-cash items and changes in operating asset and liabilities. These adjustments include a $76.7 million decreased use of cash for inventory caused by a prior year buildup for expected demand in North America and EMEA. In addition, $40.0 million of restructuring expense was recognized related to the 2016 Projects, much of which will be paid in future periods. These improvements were offset by the $28.2 million warranty charge recorded during the nine months ended September 30, 2015 related to a product replacement notification to customers of our Water business line, for which many replacements have been processed during 2016.

Investing activities
Cash used by investing activities during the nine months ended September 30, 2016 was $5.8 million lower compared with the same period in 2015.

Financing activities
Net cash used by financing activities during the nine months ended September 30, 2016 was $30.7 million, compared with a cash source of $28.4 million for the same period in 2015. The increased use of cash by financing activities is primarily a result of repaying $29.0 million of borrowings in the nine months ended September 30, 2016, compared to utilizing $59.5 million of net proceeds and payments during the same period in 2015, as free cash flow was sufficient to fund operating and investing activities and pay down existing debt. This was partially offset by a $35.3 million reduction in cash used for repurchases of common stock during the nine months ended September 30, 2016, compared with the same period in 2015.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations for the nine months ended September 30, 2016 was an increase of $1.9 million, compared with a decrease of $12.9 million for the same period in 2015. The impact of exchange rates is the result of an increase in U.S. dollar value compared with most foreign currencies during the nine months ended September 30, 2015.

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

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$81,881	$20,154
Acquisitions of property, plant, and equipment	(30,563)	(33,324)
Free cash flow	$51,318	$(13,170)

Free cash flow increased primarily as a result of higher cash provided by operating activities. See the cash flow discussion of operating activities above.

Off-balance sheet arrangements:

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at September 30, 2016 and December 31, 2015 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Liquidity and Capital Resources:

Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments of debt. Working capital, which represents current assets less current liabilities, was $352.5 million at September 30, 2016, compared with $281.2 million at December 31, 2015.

Borrowings
Our credit facility consists of a $225 million U.S. dollar term loan and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $250 million letter of credit sub-facility and a $50 million swingline sub-facility (available for immediate cash needs at a higher interest rate). At September 30, 2016, $132.6 million was outstanding under the revolver, and $321.3 million was available for additional borrowings or standby letters of credit. At September 30, 2016, $46.1 million was utilized by outstanding standby letters of credit, resulting in $203.9 million available for additional letters of credit.

The 2015 credit facility includes debt covenants, which contain certain financial ratio thresholds, place certain restrictions on the incurrence of debt, investments, and the issuance of dividends, and require quarterly unaudited and annual audited financial reporting. We were not in compliance with the financial reporting portion of these covenants under the 2015 credit facility at June 30, 2016. On April 1, 2016 and June 13, 2016, we entered into the first and second amendments to the 2015 credit facility. As a result of these amendments, we were granted waivers that extended the due dates for annual audited financial statements for the year ended December 31, 2015 and quarterly unaudited financial statements for the periods ended March 31, 2016 and June 30, 2016 through September 12, 2016, and our $300 million standby letter of credit sub-facility was reduced to $250 million. We regained compliance with all financial reporting covenants upon filing our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2016 on September 2, 2016.

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

We expect to substantially complete the 2016 Projects by the end of 2018. Many of the affected employees are represented by unions or works councils, which requires consultation, and potential restructuring projects may be subject to regulatory approval, both of which could impact the timing of charges, total expected charges, costs recognized, and planned savings in certain jurisdictions.

We expect pre-tax restructuring charges associated with the 2016 Projects of approximately $66 million, with expected annualized savings of approximately $40 million upon completion. Of the total estimated charge, more than 90% is expected to result in cash expenditures.

As of September 30, 2016, $49.8 million was accrued for the restructuring projects, of which $20.3 million is expected to be paid over the next 12 months.

For further details regarding our restructuring activities, refer to Item 1: “Financial Statements, Note 12: Restructuring.”

Other Liquidity Considerations
We have tax credits and net operating loss carryforwards in various jurisdictions that are available to reduce cash taxes. However, utilization of tax credits and net operating losses are limited in certain jurisdictions. Based on current projections, we expect to pay, net of refunds, approximately $5 million in state taxes, $9 million in U.S federal taxes, and $14 million in local and foreign taxes during 2016. For a discussion of our tax provision and unrecognized tax benefits, see Item 1: “Financial Statements, Note 10: Income Taxes.”

At September 30, 2016, we are under examination by certain tax authorities for the 2000 to 2014 tax years. The material jurisdictions where we are subject to examination include, among others, the United States, France, Germany, Italy, Brazil, and the United Kingdom. No material changes have occurred to previously disclosed assessments. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

We have not provided U.S. deferred taxes related to the cash in certain foreign subsidiaries because our investment is considered permanent in duration. As of September 30, 2016, there was $36.5 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. If this cash were repatriated to fund U.S. operations, additional tax costs may be required. Tax is one of the many factors that we consider in the management of global cash. Included in the determination of the tax costs in repatriating foreign cash into the United States are the amount of earnings and profits in a particular jurisdiction, withholding taxes that would be imposed, and available foreign tax credits. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

In several of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc., we consolidate them because we have a greater than 50% ownership interest and/or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. Approximately $21.6 million of our consolidated cash balance at September 30, 2016 is held in our joint venture entities. As a result, the minority shareholders of these entities have rights to their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from these entities.

At September 30, 2016, we have accrued $18.2 million of bonus and profit sharing plans expense for the expected achievement of annual financial and nonfinancial targets, which will be paid in cash during the first quarter of 2017.

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

Constant currency - We refer to the impact of foreign currency exchange rate fluctuations in our discussions of financial results, which references the differences between the foreign currency exchange rates used to translate operating results from local currencies into U.S. dollars for financial reporting purposes. We also use the term “constant currency,” which represents financial results adjusted to exclude changes in foreign currency exchange rates as compared with the rates in the comparable prior year period. We calculate the constant currency change as the difference between the current period results and the comparable prior period’s results restated using current period foreign currency exchange rates.

Reconciliation of GAAP Measures to Non-GAAP Measures

The table below reconciles the non-GAAP financial measures of operating expenses, operating income, net income, diluted EPS, adjusted EBITDA, free cash flow, and operating income by segment with the most directly comparable GAAP financial measures.

TOTAL COMPANY RECONCILIATIONS	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands, except per share data)
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$164,339	$120,350	$438,200	$367,798
Amortization of intangible assets	(4,996)	(7,869)	(19,002)	(23,730)
Restructuring	(40,679)	(587)	(41,294)	8,828
Acquisition-related expenses	180	3,271	202	5,554
Non-GAAP operating expenses	$118,844	$115,165	$378,106	$358,450

NON-GAAP OPERATING INCOME
GAAP operating income	$6,410	$26,940	$65,457	$36,468
Amortization of intangible assets	4,996	7,869	19,002	23,730
Restructuring	40,679	587	41,294	(8,828)
Acquisition-related expenses	(180)	(3,271)	(202)	(5,554)
Non-GAAP operating income	$51,905	$32,125	$125,551	$45,816

NON-GAAP NET INCOME & DILUTED EPS
GAAP net income (loss) attributable to Itron, Inc.	$(9,885)	$12,640	$20,121	$3,692
Amortization of intangible assets	4,996	7,869	19,002	23,730
Amortization of debt placement fees	247	244	742	1,773
Restructuring	40,679	587	41,294	(8,828)
Acquisition-related expenses	(180)	(3,271)	(202)	(5,554)
Income tax effect of non-GAAP adjustments(1)	(5,961)	(1,095)	(9,086)	(4,198)
Non-GAAP net income attributable to Itron, Inc.	$29,896	$16,974	$71,871	$10,615

Non-GAAP diluted EPS	$0.77	$0.44	$1.87	$0.28

Weighted average common shares outstanding - Diluted	38,651	38,358	38,515	38,591

ADJUSTED EBITDA
GAAP net income (loss) attributable to Itron, Inc.	$(9,885)	$12,640	$20,121	$3,692
Interest income	(102)	(180)	(594)	(440)
Interest expense	2,691	2,799	8,344	9,336
Income tax provision	13,430	9,932	34,249	19,060
Depreciation and amortization	16,082	18,998	51,563	57,790
Restructuring	40,679	587	41,294	(8,828)
Acquisition-related expenses	(180)	(3,271)	(202)	(5,554)
Adjusted EBITDA	$62,715	$41,505	$154,775	$75,056

FREE CASH FLOW
Net cash provided by operating activities	$30,754	$2,587	$81,881	$20,154
Acquisitions of property, plant, and equipment	(10,679)	(12,332)	(30,563)	(33,324)
Free Cash Flow	$20,075	$(9,745)	$51,318	$(13,170)

(1)
The income tax effect of non-GAAP adjustments is calculated using the statutory tax rates for the relevant jurisdictions if no valuation allowance exists. If a valuation allowance exists, there is no tax impact to the non-GAAP adjustment.

SEGMENT RECONCILIATIONS	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
NON-GAAP OPERATING INCOME - ELECTRICITY
Electricity - GAAP operating income	$20,452	$9,819	$51,092	$14,958
Amortization of intangible assets	2,183	4,413	10,050	13,296
Restructuring	6,443	(1,678)	5,411	(7,143)
Acquisition-related expenses	(180)	(3,390)	(202)	(5,673)
Electricity - Non-GAAP operating income	$28,898	$9,164	$66,351	$15,438

NON-GAAP OPERATING INCOME - GAS
Gas - GAAP operating income	$7,136	$15,836	$48,811	$44,986
Amortization of intangible assets	1,513	1,950	4,888	5,865
Restructuring	20,738	160	21,990	(901)
Gas - Non-GAAP operating income	$29,387	$17,946	$75,689	$49,950

NON-GAAP OPERATING INCOME - WATER
Water - GAAP operating income (loss)	$(3,546)	$14,265	$28,707	$11,415
Amortization of intangible assets	1,300	1,506	4,064	4,569
Restructuring	12,414	273	12,465	546
Acquisition-related expenses	—	104	—	104
Water - Non-GAAP operating income	$10,168	$16,148	$45,236	$16,634

NON-GAAP OPERATING INCOME - CORPORATE UNALLOCATED
Corporate unallocated - GAAP operating loss	$(17,632)	$(12,980)	$(63,153)	$(34,891)
Restructuring	1,084	1,832	1,428	(1,330)
Acquisition-related expenses	—	15	—	15
Corporate unallocated - Non-GAAP operating loss	$(16,548)	$(11,133)	$(61,725)	$(36,206)

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

In October 2015, we entered into an interest rate swap, which is effective from August 31, 2016 to June 23, 2020, and converts $214 million of our LIBOR-based debt from a floating LIBOR interest rate to a fixed interest rate of 1.42% (excluding the applicable margin on the debt). The notional balance will amortize to maturity at the same rate as required minimum payments on our term loan. At September 30, 2016, our LIBOR-based debt balance was $290.9 million.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and the weighted average interest rates at September 30, 2016. Weighted average variable rates in the table are based on implied forward rates in the Reuters U.S. dollar yield curve as of September 30, 2016 and our estimated leverage ratio, which determines our additional interest rate margin at September 30, 2016.

	2016	2017	2018	2019	2020	Total	Fair Value
	(in thousands)
Variable Rate Debt
Principal: U.S. dollar term loan	$2,813	$14,063	$19,688	$22,500	$151,874	$210,938	$209,317
Average interest rate	1.80%	2.01%	2.17%	2.29%	2.40%

Principal: Multicurrency revolving line of credit	$—	$—	$—	$—	$132,597	$132,597	$131,387
Average interest rate	1.58%	1.71%	1.80%	1.88%	1.94%

Interest rate swap on LIBOR-based debt
Average interest rate (pay)	1.42%	1.42%	1.42%	1.42%	1.42%
Average interest rate (receive)	0.56%	0.76%	0.92%	1.05%	1.15%
Net/Spread	(0.86)%	(0.66)%	(0.50)%	(0.37)%	(0.27)%

Based on a sensitivity analysis as of September 30, 2016, we estimate that, if market interest rates average one percentage point higher in 2016 than in the table above, our financial results in 2016 would not be materially impacted.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. As a result, approximately half of our revenues and operating expenses are denominated in foreign currencies, which expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in functional currencies other than the U.S. dollar were 44% and 47% of total revenues for the three and nine months ended September 30, 2016 compared with 49% and 51% for the same respective periods in 2015.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued, with the change recorded to other income and expense. We enter into monthly foreign exchange forward contracts (a total of 402 contracts were entered into during the nine months ended September 30, 2016), which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. The notional amounts of the contracts ranged from less than $10,000 to $37.9 million, offsetting our exposures from the euro, British pound, Canadian dollar, Australian dollar, Mexican peso, and various other currencies.

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

Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2016, the Company’s disclosure controls and procedures were not effective as a result of a material weakness in our internal control over financial reporting identified during the year ended December 31, 2015, as disclosed in our 2015 Annual Report on Form 10-K. Specifically, we did not design and maintain effective controls to determine whether vendor specific objective evidence (VSOE) of fair value could be demonstrated for substantially all maintenance contracts associated with certain software solutions and whether software was essential to the functionality of certain hardware. Management has concluded that the deficiencies identified in our revenue processes and controls, the combination of which represents a material weakness, were also present as of September 30, 2016, as our remediation efforts have not yet been completed.

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

Additionally, we have established a shared services center in Europe, and we are currently transitioning certain finance and accounting activities within all regions to the shared services center in a staged approach. The transition to shared services is ongoing, and we believe the related changes to processes and internal controls will allow us to be more efficient and further enhance our internal control over financial reporting.
Except for these changes and the remediation efforts related to the material weakness noted below, there have been no other changes in our internal control over financial reporting during the three months ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

(c)
Remediation of Material Weakness in Internal Controls over Financial Reporting. To remediate the material weakness in our internal controls over financial reporting described above, substantial progress has been made with the following:

•	Implementing control design changes;

•	Developing a plan to implement operational effectiveness testing during the fourth quarter of 2016;

•	Updating revenue recognition policies and procedures;

•	Hiring additional resources with revenue accounting expertise;

•	Completing training for revenue accounting employees and other employees directly associated with sales contracts; and

•	Utilizing external advisers to assist with technical matters related to complex sales contracts.

When fully implemented and operational, we believe the measures described above will remediate the material weakness we have identified and strengthen our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings
Refer to Item 1: “Financial Statements, Note 11: Commitments and Contingencies.”

Item 1A:	Risk Factors
There were no material changes to risk factors during the third quarter of 2016 from those previously disclosed in Item 1A: “Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on June 30, 2016.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

Item 5:	Other Information

(a) No information was required to be disclosed in a report on Form 8-K during the third quarter of 2016 that was not reported.

(b) Not applicable.

Item 6:	Exhibits

Exhibit Number	Description of Exhibits

10.1	Amendment to the Itron, Inc. Executive Deferred Compensation Plan. (filed with this report)

10.2	Amendment to Cooperation Agreement with Coppersmith Capital Management and Scopia Capital Management. (filed with this report)

12.1	Computation of Ratio of Earnings to Fixed Charges. (filed with this report)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITRON, INC.

November 3, 2016	By:	/s/ W. MARK SCHMITZ
Date		W. Mark Schmitz
Executive Vice President and Chief Financial Officer