Form 10-Q
period 2017-03-31
ITRON INC /WA/
filed 2017-05-04
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2017 there were outstanding 38,648,567 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1:    Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share data)
Revenues	$477,592	$497,590
Cost of revenues	320,367	334,387
Gross profit	157,225	163,203

Operating expenses
Sales and marketing	41,468	40,767
Product development	40,868	45,346
General and administrative	37,246	45,069
Amortization of intangible assets	4,549	6,210
Restructuring	3,052	2,237
Total operating expenses	127,183	139,629

Operating income	30,042	23,574
Other income (expense)
Interest income	269	271
Interest expense	(2,674)	(2,918)
Other income (expense), net	(2,576)	(1,517)
Total other income (expense)	(4,981)	(4,164)

Income before income taxes	25,061	19,410
Income tax provision	(9,047)	(8,626)
Net income	16,014	10,784
Net income attributable to noncontrolling interests	169	695
Net income attributable to Itron, Inc.	$15,845	$10,089

Earnings per common share - Basic	$0.41	$0.27
Earnings per common share - Diluted	$0.40	$0.26

Weighted average common shares outstanding - Basic	38,474	38,059
Weighted average common shares outstanding - Diluted	39,215	38,376
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net income	$16,014	$10,784

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	15,016	10,106
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	292	(2,606)
Pension benefit obligation adjustment	401	(318)
Total other comprehensive income (loss), net of tax	15,709	7,182

Total comprehensive income, net of tax	31,723	17,966

Comprehensive income attributable to noncontrolling interests, net of tax	169	695

Comprehensive income attributable to Itron, Inc.	$31,554	$17,271
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2017	December 31, 2016
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$187,928	$133,565
Accounts receivable, net	344,411	351,506
Inventories	178,060	163,049
Other current assets	95,424	84,346
Total current assets	805,823	732,466

Property, plant, and equipment, net	178,647	176,458
Deferred tax assets, net	106,896	94,113
Other long-term assets	50,166	50,129
Intangible assets, net	69,485	72,151
Goodwill	462,906	452,494
Total assets	$1,673,923	$1,577,811

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$194,012	$172,711
Other current liabilities	46,359	43,625
Wages and benefits payable	82,010	82,346
Taxes payable	18,736	10,451
Current portion of debt	15,469	14,063
Current portion of warranty	23,500	24,874
Unearned revenue	84,705	64,976
Total current liabilities	464,791	413,046

Long-term debt	288,266	290,460
Long-term warranty	18,036	18,428
Pension benefit obligation	87,663	84,498
Deferred tax liabilities, net	3,214	3,073
Other long-term obligations	109,346	117,953
Total liabilities	971,316	927,458

Commitments and contingencies (Note 11)

Equity
Preferred stock, no par value, 10 million shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75 million shares authorized, 38,649 and 38,317 shares issued and outstanding	1,276,298	1,270,467
Accumulated other comprehensive loss, net	(213,618)	(229,327)
Accumulated deficit	(379,326)	(409,536)
Total Itron, Inc. shareholders' equity	683,354	631,604
Noncontrolling interests	19,253	18,749
Total equity	702,607	650,353
Total liabilities and equity	$1,673,923	$1,577,811
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Operating activities
Net income	$16,014	$10,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,378	16,674
Stock-based compensation	5,211	3,900
Amortization of prepaid debt fees	266	276
Deferred taxes, net	882	4,507
Restructuring, non-cash	—	1,114
Other adjustments, net	946	66
Changes in operating assets and liabilities:
Accounts receivable	13,119	(33,308)
Inventories	(11,274)	3,244
Other current assets	(11,169)	(5,457)
Other long-term assets	646	2,945
Accounts payable, other current liabilities, and taxes payable	28,277	10,161
Wages and benefits payable	(1,796)	9,349
Unearned revenue	14,020	14,343
Warranty	(2,303)	(4,045)
Other operating, net	(3,960)	(748)
Net cash provided by operating activities	63,257	33,805

Investing activities
Acquisitions of property, plant, and equipment	(9,122)	(8,791)
Other investing, net	(78)	558
Net cash used in investing activities	(9,200)	(8,233)

Financing activities
Payments on debt	(2,813)	(23,406)
Issuance of common stock	405	660
Other financing, net	155	(2,289)
Net cash provided used in financing activities	(2,253)	(25,035)

Effect of foreign exchange rate changes on cash and cash equivalents	2,559	1,060
Increase in cash and cash equivalents	54,363	1,597
Cash and cash equivalents at beginning of period	133,565	131,018
Cash and cash equivalents at end of period	$187,928	$132,615

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$1,224	$3,680
Interest, net of amounts capitalized	2,422	2,624
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

Financial Statement Preparation
The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2017 and 2016, the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed. The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the full year or for any other period.

Certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in our 2016 Annual Report on Form 10-K filed with the SEC on March 1, 2017. There have been no significant changes in financial statement preparation or significant accounting policies since December 31, 2016 with the exception of the adoption of Accounting Standards Update (ASU) 2016-09 as discussed below.

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), to supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which deferred the effective date for implementation of ASU 2014-09 by one year and is now effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted but not earlier than the original effective date. In March 2016, the FASB issued ASU 2016-08, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (ASU 2016-08), which clarifies the implementation guidance of principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Identifying Performance Obligations and Licensing (ASU 2016-10), which clarifies the identification of performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, Narrow-Scope Improvements and Practical Expedients (ASU 2016-12), to improve guidance on assessing collectability, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition. The effective date and transition requirements in ASU 2016-08, ASU 2016-10, and ASU 2016-12 are the same as the effective date and transition requirements of ASU 2015-14.

The revenue guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We currently anticipate adopting the standard effective January 1, 2018 using the cumulative catch-up transition method, and therefore, will recognize the cumulative effect of initially applying the revenue standard as an adjustment to the opening balance of retained earnings in the period of initial application. We currently believe the most significant impact relates to our accounting for software and software-related elements, and the increased financial statement disclosures, but are continuing to evaluate the effect that the updated standard will have on our consolidated results of operations, financial position, cash flows, and related financial statement disclosures.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718) (ASU 2016-09), which simplifies several areas within Topic 718. These include income tax consequences, classification of awards as either equity or liabilities, forfeitures, and classification on the statement of cash flows. The amendments in this ASU becomes effective on a modified retrospective basis for accounting for income tax benefits recognized and forfeitures, retrospectively for accounting related to the presentation of employee taxes paid, prospectively for accounting related to recognition of excess tax benefits, and either prospectively or retrospectively for accounting related to presentation of excess employee tax benefits for annual periods, and interim periods within those annual periods, beginning after December 15, 2016.

We adopted this standard effective January 1, 2017 using a modified retrospective transition method. We recognized a $14.6 million one-time reduction in accumulated deficit and increase in deferred tax assets related to cumulative unrecognized excess tax benefits . All future excess tax benefits and tax deficiencies will be recognized prospectively as income tax provision or benefit in the Consolidated Statement of Operations, and as an operating activity on the Consolidated Statement of Cash Flows. We also recognized a $0.2 million one-time increase in accumulated deficit and common stock related to our policy election to prospectively recognize forfeitures as they occur.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business (ASU 2017-01), which narrows the definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 states that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. If this initial test is not met, a set cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output. ASU 2017-01 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted. We adopted this standard on January 1, 2017, and it did not materially impact our consolidated results of operations, financial position, cash flows, and related financial statement disclosures.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (ASU 2017-04), which simplifies the measurement of goodwill impairment by removing step two of the goodwill impairment test that requires the determination of the fair value of individual assets and liabilities of a reporting unit. ASU 2017-04 requires goodwill impairment to be measured as the amount by which a reporting unit’s carrying value exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019 with early adoption permitted for interim or annual goodwill impairment tests performed after January 1, 2017. We adopted this standard on January 1, 2017, and it did not materially impact our consolidated results of operations, financial position, cash flows, and related financial statement disclosures.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07), which provides additional guidance on the presentation of net benefit costs in the income statement. ASU 2017-07 requires an employer disaggregate the service cost component from the other components of net benefit cost and to disclose other components outside of a subtotal of income from operations. It also allows only the service cost component of net benefit costs to be eligible for capitalization. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. We are currently assessing the impact of adoption on our consolidated results of operations, financial position, cash flows, and related financial statement disclosures.

Note 2:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share data)
Net income available to common shareholders	$15,845	$10,089

Weighted average common shares outstanding - Basic	38,474	38,059
Dilutive effect of stock-based awards	741	317
Weighted average common shares outstanding - Diluted	39,215	38,376
Earnings per common share - Basic	$0.41	$0.27
Earnings per common share - Diluted	$0.40	$0.26

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise and the future compensation cost associated with the stock award. Approximately 0.2 million and 1.2 million stock-based awards were excluded from the calculation of diluted EPS for the three months ended March 31, 2017 and 2016 because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Note 3:    Certain Balance Sheet Components

Accounts receivable, net	March 31, 2017	December 31, 2016
	(in thousands)
Trade receivables (net of allowance of $3,424 and $3,320)	$307,065	$299,870
Unbilled receivables	37,346	51,636
Total accounts receivable, net	$344,411	$351,506

Allowance for doubtful accounts activity	Three Months Ended March 31,
	2017	2016
	(in thousands)
Beginning balance	$3,320	$5,949
Provision (release) for doubtful accounts, net	303	(8)
Accounts written-off	(330)	(1,478)
Effect of change in exchange rates	131	78
Ending balance	$3,424	$4,541

Inventories	March 31, 2017	December 31, 2016
	(in thousands)
Materials	$111,832	$103,274
Work in process	10,573	7,925
Finished goods	55,655	51,850
Total inventories	$178,060	$163,049

Property, plant, and equipment, net	March 31, 2017	December 31, 2016
	(in thousands)
Machinery and equipment	$287,378	$279,746
Computers and software	101,648	98,125
Buildings, furniture, and improvements	125,383	122,680
Land	17,604	17,179
Construction in progress, including purchased equipment	29,612	29,358
Total cost	561,625	547,088
Accumulated depreciation	(382,978)	(370,630)
Property, plant, and equipment, net	$178,647	$176,458

Depreciation expense	Three Months Ended March 31,
	2017	2016
	(in thousands)
Depreciation expense	$9,829	$10,464

Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, were as follows:

	March 31, 2017			December 31, 2016
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$381,788	$(365,766)	$16,022	$372,568	$(354,878)	$17,690
Customer contracts and relationships	230,382	(176,960)	53,422	224,467	(170,056)	54,411
Trademarks and trade names	62,817	(62,802)	15	61,785	(61,766)	19
Other	11,077	(11,051)	26	11,076	(11,045)	31
Total intangible assets	$686,064	$(616,579)	$69,485	$669,896	$(597,745)	$72,151

A summary of intangible asset activity is as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Beginning balance, intangible assets, gross	$669,896	$702,507
Effect of change in exchange rates	16,168	6,474
Ending balance, intangible assets, gross	$686,064	$708,981

Estimated future annual amortization expense is as follows:

Year Ending December 31,	Estimated Annual Amortization
(in thousands)
2017 (amount remaining at March 31, 2017)	$13,709
2018	12,673
2019	9,935
2020	8,077
2021	7,031
Beyond 2021	18,060
Total intangible assets subject to amortization	$69,485

Note 5:    Goodwill

The following table reflects goodwill allocated to each reporting unit:

	Electricity	Gas	Water	Total Company
	(in thousands)
Balances at January 1, 2017
Goodwill before impairment	$400,299	$319,913	$334,505	$1,054,717
Accumulated impairment losses	(348,926)	—	(253,297)	(602,223)
Goodwill, net	51,373	319,913	81,208	452,494

Effect of change in exchange rates	776	7,774	1,862	10,412

Balances at March 31, 2017
Goodwill before impairment	409,960	327,687	345,042	1,082,689
Accumulated impairment losses	(357,811)	—	(261,972)	(619,783)
Goodwill, net	$52,149	$327,687	$83,070	$462,906

Note 6:    Debt

The components of our borrowings were as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Credit facility:
USD denominated term loan	$205,313	$208,125
Multicurrency revolving line of credit	99,125	97,167
Total debt	304,438	305,292
Less: current portion of debt	15,469	14,063
Less: unamortized prepaid debt fees - term loan	703	769
Long-term debt less unamortized prepaid debt fees - term loan	$288,266	$290,460

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

Under the 2015 credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total leverage ratio (as defined in the credit agreement). The applicable rates per annum may be based on either: (1) the LIBOR rate or EURIBOR rate (floor of 0%), plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 1/2 of 1%, or (iii) one month LIBOR plus 1%. At March 31, 2017 and December 31, 2016, the interest rate for both the term loan and the USD revolver was 2.24% and 2.02%, respectively, which includes the LIBOR rate plus a margin of 1.25%. At March 31, 2017 and December 31, 2016, the interest rate for the EUR revolver was 1.25% (the EURIBOR floor rate plus a margin of 1.25%).

At March 31, 2017, $99.1 million was outstanding under the 2015 credit facility revolver, and $29.2 million was utilized by outstanding standby letters of credit, resulting in $371.7 million available for additional borrowings or standby letters of credit. At March 31, 2017, $220.8 million was available for additional standby letters of credit under the letter of credit sub-facility and no amounts were outstanding under the swingline sub-facility.

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

The fair values of our derivative instruments were as follows:

		Fair Value
Asset Derivatives	Balance Sheet Location	March 31, 2017	December 31, 2016
Derivatives designated as hedging instruments under ASC 815-20		(in thousands)
Interest rate cap contracts	Other current assets	$5	$3
Interest rate swap contracts	Other long-term assets	1,922	1,830
Interest rate cap contracts	Other long-term assets	290	376
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	137	169
Interest rate cap contracts	Other current assets	7	4
Interest rate cap contracts	Other long-term assets	434	563
Total asset derivatives		$2,795	$2,945

Liability Derivatives
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other current liabilities	$509	$934
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	337	449
Total liability derivatives		$846	$1,383

The changes in accumulated other comprehensive income (loss) (AOCI), net of tax, for our derivative and nonderivative hedging instruments, were as follows:

	2017	2016
	(in thousands)
Net unrealized loss on hedging instruments at January 1,	$(14,337)	$(14,062)
Unrealized gain (loss) on hedging instruments	60	(2,782)
Realized losses reclassified into net income	232	176
Net unrealized loss on hedging instruments at March 31,	$(14,045)	$(16,668)

Reclassification of amounts related to hedging instruments are included in interest expense in the Consolidated Statements of Operations for the periods ended March 31, 2017 and 2016. Included in the net unrealized loss on hedging instruments at March 31, 2017 and 2016 is a loss of $14.4 million, net of tax, related to our nonderivative net investment hedge, which terminated in 2011. This loss on our net investment hedge will remain in AOCI until such time when earnings are impacted by a sale or liquidation of the associated foreign operation.

A summary of the effect of netting arrangements on our financial position related to the offsetting of our recognized derivative assets and liabilities under master netting arrangements or similar agreements is as follows:

Offsetting of Derivative Assets	Gross Amounts of Recognized Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
		Derivative Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
March 31, 2017	$2,795	$(687)	$—	$2,108

December 31, 2016	$2,945	$(1,322)	$—	$1,623

Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
		Derivative Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
March 31, 2017	$846	$(687)	$—	$159

December 31, 2016	$1,383	$(1,322)	$—	$61

Our derivative assets and liabilities subject to netting arrangements consist of foreign exchange forward and interest rate contracts with three counterparties at March 31, 2017 and December 31, 2016. No derivative asset or liability balance with any of our counterparties was individually significant at March 31, 2017 or December 31, 2016. Our derivative contracts with each of these counterparties exist under agreements that provide for the net settlement of all contracts through a single payment in a single currency in the event of default. We have no pledges of cash collateral against our obligations nor have we received pledges of cash collateral from our counterparties under the associated derivative contracts.

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

In May 2012, we entered into six interest rate swaps, which were effective July 31, 2013 and expired on August 8, 2016, to convert $200 million of our LIBOR based debt from a floating LIBOR interest rate to a fixed interest rate of 1.00% (excluding the applicable margin on the debt). The cash flow hedges were expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swaps were recognized as a component of other comprehensive income (loss) (OCI) and recognized in earnings when the hedged item affected earnings. The amounts paid on the hedges were recognized as adjustments to interest expense.

In October 2015, we entered into an interest rate swap, which is effective from August 31, 2016 to June 23, 2020, and converts $214 million of our LIBOR based debt from a floating LIBOR interest rate to a fixed interest rate of 1.42% (excluding the applicable margin on the debt). The notional balance will amortize to maturity at the same rate as required minimum payments on our term loan. The cash flow hedge is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swap is recognized as a component of OCI and will be recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge will be recognized as an adjustment to interest expense. The amount of net losses expected to be reclassified into earnings in the next 12 months is $0.5 million. At March 31, 2017, our LIBOR-based debt balance was $245.3 million.

In November 2015, we entered into three interest rate cap contracts with a total notional amount of $100 million at a cost of $1.7 million. The interest rate cap contracts expire on June 23, 2020 and were entered into in order to limit our interest rate exposure on $100 million of our variable LIBOR based debt up to 2.00%. In the event LIBOR is higher than 2.00%, we will pay interest at the capped rate of 2.00% with respect to the $100 million notional amount of such agreements. The interest rate cap contracts do not include the effect of the applicable margin. As of December 31, 2016, due to the accelerated revolver payments from surplus cash, we elected to de-designate two of the interest rate cap contracts as cash flow hedges and discontinued the use of cash flow hedge accounting. The amounts recognized in AOCI from de-designated interest rate cap contracts will continue to be reported in AOCI unless it is not probable that the forecasted transactions will occur. As a result of the discontinuance of cash flow hedge accounting, all subsequent changes in fair value of the de-designated derivative instruments are recognized within interest expense instead of OCI. The amount of net losses expected to be reclassified into earnings for all interest rate cap contracts in the next 12 months is $0.2 million.

The before-tax effects of our cash flow derivative instruments on the Consolidated Balance Sheets and the Consolidated Statements of Operations were as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
			Location	Amount		Location	Amount
	2017	2016		2017	2016		2017	2016
	(in thousands)			(in thousands)			(in thousands)
Three Months Ended March 31,
Interest rate swap contracts	$181	$(3,779)	Interest expense	$(335)	$(286)	Interest expense	$—	$—
Interest rate cap contracts	(84)	(734)	Interest expense	(43)	—	Interest expense	—	—

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized to other income and expense. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of March 31, 2017, a total of 49 contracts were offsetting our exposures from the euro, Saudi Riyal, Indian Rupee, Chinese Yuan, Indonesian Rupiah, and various other currencies, with notional amounts ranging from $167,000 to $45.3 million.

The effect of our foreign exchange forward derivative instruments on the Consolidated Statements of Operations was as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Location	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
		Three Months Ended March 31,
		2017	2016
		(in thousands)
Foreign exchange forward contracts	Other income (expense), net	$(1,742)	$(855)
Interest rate cap contracts	Interest expense	(126)	—

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

Amounts recognized on the Consolidated Balance Sheets consist of:

	March 31, 2017	December 31, 2016
	(in thousands)
Assets
Plan assets in other long-term assets	$702	$654

Liabilities
Current portion of pension benefit obligation in wages and benefits payable	3,281	3,202
Long-term portion of pension benefit obligation	87,663	84,498

Pension benefit obligation, net	$90,242	$87,046

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

Net periodic pension benefit costs for our plans include the following components:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Service cost	$928	$986
Interest cost	525	633
Expected return on plan assets	(146)	(126)
Settlements and other	—	(3)
Amortization of actuarial net loss	391	327
Amortization of unrecognized prior service costs	15	15
Net periodic benefit cost	$1,713	$1,832

Note 9:    Stock-Based Compensation

We maintain the Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan), which allows us to grant equity-based compensation awards, including stock options, restricted stock units, phantom stock, and unrestricted stock units. Under the Stock Incentive Plan, we have 7,473,956 shares of common stock reserved and authorized for issuance subject to stock splits, dividends, and other similar events. At March 31, 2017, 1,608,588 shares were available for grant under the Stock Incentive Plan. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied. These shares are subject to a fungible share provision such that the authorized share reserve is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

We also periodically award phantom stock units, which are settled in cash upon vesting and accounted for as liability-based awards with no impact to the shares available for grant.

In addition, we maintain the Employee Stock Purchase Plan (ESPP), for which approximately 365,000 shares of common stock were available for future issuance at March 31, 2017.

Unrestricted stock and ESPP activity for the quarters ended March 31, 2017 and 2016 was not significant.

Stock-Based Compensation Expense
Total stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Stock options	$659	$554
Restricted stock units	4,297	3,096
Unrestricted stock awards	255	250
Phantom stock units	392	76
Total stock-based compensation	$5,603	$3,976

Related tax benefit	$1,228	$1,208

Stock Options
A summary of our stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2016	1,180	$48.31	5.7	$405
Granted	185	40.04			$13.15
Exercised	(12)	35.29		73
Forfeited	(35)	35.29
Expired	(1)	48.51
Outstanding, March 31, 2016	1,317	$47.61	5.5	$2,859

Outstanding, January 1, 2017	959	$45.64	6.6	$19,125
Granted	121	65.55			$22.01
Exercised	(5)	35.29		120
Forfeited	—	—
Expired	—	—
Outstanding, March 31, 2017	1,075	$47.92	6.7	$17,236

Exercisable March 31, 2017	707	$48.34	5.5	$11,657

Expected to vest, March 31, 2017	368	$47.13	9.0	$5,579

At March 31, 2017, total unrecognized stock-based compensation expense related to nonvested stock options was $5.1 million, which is expected to be recognized over a weighted average period of approximately 2.0 years.

The weighted-average assumptions used to estimate the fair value of stock options granted and the resulting weighted average fair value are as follows:

	Three Months Ended March 31,
	2017	2016
Expected volatility	32.7%	33.5%
Risk-free interest rate	2.0%	1.3%
Expected term (years)	5.5	5.5

Weighted average fair value	$22.01	$13.15

Restricted Stock Units
The following table summarizes restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	(in thousands)		(in thousands)
Outstanding, January 1, 2016	756
Granted	172	$40.02
Released	(262)		$10,098
Forfeited	(30)
Outstanding, March 31, 2016	636

Outstanding, January 1, 2017	701	$38.04
Granted	131	63.12
Released	(317)	38.13	$12,066
Forfeited	(3)	35.68
Outstanding, March 31, 2017	512	44.45

Vested but not released, March 31, 2017	6		$374

Expected to vest, March 31, 2017	410		$24,894

At March 31, 2017, total unrecognized compensation expense on restricted stock units was $35.5 million, which is expected to be recognized over a weighted average period of approximately 2.1 years.

The weighted-average assumptions used to estimate the fair value of performance-based restricted stock units granted and the resulting weighted average fair value are as follows:

	Three Months Ended March 31,
	2017	2016
Expected volatility	28.0%	30.0%
Risk-free interest rate	1.0%	0.7%
Expected term (years)	1.7	1.8

Weighted average fair value	$77.78	$44.77

Phantom Stock Units
The following table summarizes phantom stock unit activity:

	Number of Phantom Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding, January 1, 2016	—
Granted	61	$41.72
Forfeited	—
Outstanding, March 31, 2016	61

Expected to vest, March 31, 2016	53

Outstanding, January 1, 2017	62	$40.11
Granted	32	65.55
Released	(19)	40.05
Forfeited	(2)	40.05
Outstanding, March 31, 2017	73	51.40

Expected to vest, March 31, 2017	73

At March 31, 2017, total unrecognized compensation expense on phantom stock units was $4.2 million, which is expected to be recognized over a weighted average period of approximately 2.4 years. We have recognized a phantom stock liability of $0.2 million within wages and benefits payable in the Consolidated Balance Sheets as of March 31, 2017.

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

Excess tax benefits and tax deficiencies resulting from employee share-based payments have been recognized as income tax provision or benefit in the 2017 Consolidated Statement of Operations pursuant to implementing ASU 2016-09 (see Note 1).

Our tax expense for the three months ended March 31, 2017 differed from the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions, a benefit related to excess tax benefits under ASU 2016-09, and losses experienced in jurisdictions with valuation allowances on deferred tax assets.

Our tax expense for the three months ended March 31, 2016 differed from the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions and losses experienced in jurisdictions with valuation allowances.

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense recognized were as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net interest and penalties expense	$206	$99

Accrued interest and penalties recognized were as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Accrued interest	$2,730	$2,473
Accrued penalties	2,432	2,329

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate were as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Unrecognized tax benefits related to uncertain tax positions	$59,358	$57,626
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	58,101	56,411

At March 31, 2017, we are under examination by certain tax authorities for the 2000 to 2015 tax years. The material jurisdictions under examination include, among others, the United States, France, Germany, Italy, Brazil and the United Kingdom. No material changes have occurred to previously disclosed assessments. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

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

Our available lines of credit, outstanding standby LOCs, and performance bonds were as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
Credit facilities
Multicurrency revolving line of credit	$500,000	$500,000
Long-term borrowings	(99,125)	(97,167)
Standby LOCs issued and outstanding	(29,205)	(46,103)

Net available for additional borrowings under the multi-currency revolving line of credit	$371,670	$356,730
Net available for additional standby LOCs under sub-facility	220,795	203,897

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$93,230	$91,809
Standby LOCs issued and outstanding	(21,332)	(21,734)
Short-term borrowings	(235)	(69)
Net available for additional borrowings and LOCs	$71,663	$70,006

Unsecured surety bonds in force	$48,080	$48,221

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

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Beginning balance	$43,302	$54,512
New product warranties	2,361	2,404
Other adjustments and expirations	1,682	1,034
Claims activity	(6,351)	(7,390)
Effect of change in exchange rates	542	182
Ending balance	41,536	50,742
Less: current portion of warranty	23,500	32,244
Long-term warranty	$18,036	$18,498

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to extended warranty contracts, and other changes and adjustments to warranties. Warranty expense was as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Total warranty expense	$4,043	$3,438

Unearned Revenue Related to Extended Warranty
A summary of changes to unearned revenue for extended warranty contracts is as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Beginning balance	$31,549	$33,654
Unearned revenue for new extended warranties	322	581
Unearned revenue recognized	(1,005)	(857)
Effect of change in exchange rates	32	120
Ending balance	30,898	33,498
Less: current portion of unearned revenue for extended warranty	4,304	3,750
Long-term unearned revenue for extended warranty within other long-term obligations	$26,594	$29,748

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

Plan costs were as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Plan costs	$8,754	$6,774

The IBNR accrual, which is included in wages and benefits payable, was as follows:

	March 31, 2017	December 31, 2016
	(in thousands)
IBNR accrual	$2,488	$2,441

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

The total expected restructuring costs, the restructuring costs recognized during the three months ended March 31, 2017, and the remaining expected restructuring costs as of March 31, 2017 related to the 2016 Projects are as follows:

	Total Expected Costs at March 31, 2017	Costs Recognized in Prior Periods	Costs Recognized During the Three Months Ended March 31, 2017	Expected Remaining Costs to be Recognized at March 31, 2017
	(in thousands)
Employee severance costs	$45,502	$39,686	$1,316	$4,500
Asset impairments & net loss on sale or disposal	7,219	7,219	—	—
Other restructuring costs	15,125	889	1,736	12,500
Total	$67,846	$47,794	$3,052	$17,000

Segments:
Electricity	$10,151	$8,827	$(176)	$1,500
Gas	33,552	23,968	1,084	8,500
Water	20,579	13,061	1,018	6,500
Corporate unallocated	3,564	1,938	1,126	500
Total	$67,846	$47,794	$3,052	$17,000

2014 Projects
In November 2014, our management approved restructuring projects (2014 Projects) to restructure our Electricity business and related general and administrative activities, along with certain Gas and Water activities, to improve operational efficiencies and reduce expenses. We began implementing these projects in the fourth quarter of 2014, and substantially completed them in the third quarter of 2016. Project activities will continue through the fourth quarter of 2017; however, no further costs are expected to be recognized related to the 2014 Projects.

The 2014 Projects resulted in $48.5 million of restructuring expense, which was recognized from the fourth quarter of 2014 through the third quarter of 2016.

The following table summarizes the activity within the restructuring related balance sheet accounts for the 2016 and 2014 Projects during the three months ended March 31, 2017:

	Accrued Employee Severance	Asset Impairments & Net Loss on Sale or Disposal	Other Accrued Costs	Total
	(in thousands)
Beginning balance, January 1, 2017	$45,368	$—	$2,602	$47,970
Costs charged to expense	1,316	—	1,736	3,052
Cash payments	(3,291)	—	(1,558)	(4,849)
Non-cash items	—	—	—	—
Effect of change in exchange rates	1,193	—	2	1,195
Ending balance, March 31, 2017	$44,586	$—	$2,782	$47,368

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

The current restructuring liabilities were $31.0 million and $26.2 million as of March 31, 2017 and December 31, 2016. The current restructuring liabilities are classified within other current liabilities on the Consolidated Balance Sheets. The long-term restructuring liabilities balances were $16.4 million and $21.8 million as of March 31, 2017 and December 31, 2016. The long-term restructuring liabilities are classified within other long-term obligations on the Consolidated Balance Sheets, and include facility exit costs and severance accruals.

Note 13:    Shareholders' Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock would be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at March 31, 2017 and December 31, 2016.

Stock Repurchase Authorization
On February 23, 2017, Itron's Board of Directors authorized the Company to repurchase up to $50 million of our common stock over a 12-month period, beginning February 23, 2017. We repurchased no shares of common stock during the three months ended March 31, 2017.

Other Comprehensive Income (Loss)
The before-tax amount, income tax (provision) benefit, and net-of-tax amount related to each component of OCI were as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Before-tax amount
Foreign currency translation adjustment	$15,066	$10,458
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	97	(4,513)
Net hedging loss reclassified into net income	378	286
Net unrealized gain (loss) on defined benefit plans	—	(113)
Net defined benefit plan gain (loss) reclassified to net income	406	(342)
Total other comprehensive income (loss), before tax	15,947	5,776

Tax (provision) benefit
Foreign currency translation adjustment	(50)	(352)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(37)	1,731
Net hedging loss reclassified into net income	(146)	(110)
Net unrealized gain (loss) on defined benefit plans	—	34
Net defined benefit plan gain (loss) reclassified to net income	(5)	103
Total other comprehensive income (loss) tax benefit	(238)	1,406

Net-of-tax amount
Foreign currency translation adjustment	15,016	10,106
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	60	(2,782)
Net hedging loss reclassified into net income	232	176
Net unrealized gain (loss) on defined benefit plans	—	(79)
Net defined benefit plan gain (loss) reclassified to net income	401	(239)
Total other comprehensive income (loss), net of tax	$15,709	$7,182

The changes in the components of AOCI, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Benefit Obligation Adjustments	Total
	(in thousands)
Balances at January 1, 2016	$(158,009)	$318	$(14,380)	$(28,536)	$(200,607)
OCI before reclassifications	10,106	(2,782)	—	(79)	7,245
Amounts reclassified from AOCI	—	176	—	(239)	(63)
Total other comprehensive income (loss)	10,106	(2,606)	—	(318)	7,182
Balances at March 31, 2016	$(147,903)	$(2,288)	$(14,380)	$(28,854)	$(193,425)

Balances at January 1, 2017	$(182,986)	$43	$(14,380)	$(32,004)	$(229,327)
OCI before reclassifications	15,016	60	—	—	15,076
Amounts reclassified from AOCI	—	232	—	401	633
Total other comprehensive income (loss)	15,016	292	—	401	15,709
Balances at March 31, 2017	$(167,970)	$335	$(14,380)	$(31,603)	$(213,618)

Note 14:    Fair Values of Financial Instruments

The following table presents the fair values of our financial instruments:

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Assets
Cash and cash equivalents	$187,928	$187,928	$133,565	$133,565
Foreign exchange forwards	137	137	169	169
Interest rate swaps	1,922	1,922	1,830	1,830
Interest rate caps	736	736	946	946

Liabilities
Credit facility
USD denominated term loan	$205,313	$202,913	$208,125	$205,676
Multicurrency revolving line of credit	99,125	97,780	97,167	95,906
Interest rate swaps	509	509	934	934
Foreign exchange forwards	337	337	449	449

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

The fair values at March 31, 2017 and December 31, 2016 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

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

Revenues, gross profit, and operating income associated with our segments were as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Revenues
Electricity	$238,751	$217,295
Gas	124,211	139,256
Water	114,630	141,039
Total Company	$477,592	$497,590

Gross profit
Electricity	$67,192	$64,586
Gas	50,504	48,577
Water	39,529	50,040
Total Company	$157,225	$163,203

Operating income (loss)
Electricity	$16,862	$10,632
Gas	21,256	16,299
Water	8,735	18,076
Corporate unallocated	(16,811)	(21,433)
Total Company	30,042	23,574
Total other income (expense)	(4,981)	(4,164)
Income before income taxes	$25,061	$19,410

For the three months ended March 31, 2017 and 2016, one customer represented 18% and 13%, respectively, of total Electricity segment revenues. For the three months ended March 31, 2017 and 2016, no single customer represented more than 10% of the Gas or Water operating segment revenues, or total company revenues.

Revenues by region were as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
United States and Canada	$269,097	$262,037
Europe, Middle East, and Africa	162,815	195,710
Other(1)	45,680	39,843
Total revenues	$477,592	$497,590

(1)	The Other region includes our operations in Latin America and Asia Pacific.

Depreciation and amortization expense associated with our segments was as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Electricity	$5,311	$7,262
Gas	4,244	4,921
Water	3,959	4,382
Corporate unallocated	864	109
Total Company	$14,378	$16,674

Item 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes included in this report and with our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (SEC) on March 1, 2017.

Documents we provide to the SEC are available free of charge under the Investors section of our website at www.itron.com as soon as practicable after they are filed with or furnished to the SEC. In addition, these documents are available at the SEC’s website (http://www.sec.gov), at the SEC’s Headquarters at 100 F Street, NE, Washington, DC 20549, or by calling 1-800-SEC-0330.

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, revenues, earnings growth, liquidity, restructuring, and other items. This document reflects our current plans and expectations and is based on information currently available as of the date of this Quarterly Report on Form 10-Q. When we use the words “expect,” “intend,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “future,” “objective,” “may,” “will,” “will continue,” and similar expressions, they are intended to identify forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. Although we believe that these assumptions and estimates are reasonable, any of these assumptions and estimates could prove to be inaccurate and the forward looking statements based on them could be incorrect and cause our actual results to vary materially from expected results. Our operations involve risks and uncertainties which could materially affect our results of operations and whether the forward looking statements ultimately prove to be correct. These risks and uncertainties include 1) the rate and timing of customer demand for our products, 2) failure to meet performance or delivery milestones in customer contracts, 3) changes in estimated liabilities for product warranties and/or litigation, 4) rescheduling or cancellations of current customer orders and commitments, 5) our dependence on customers' acceptance of new products and their performance, 6) competition, 7) changes in foreign currency exchange rates and interest rates, 8) changes in domestic and international laws and regulations, 9) international business risks, 10) future business combinations, 11) key personnel are critical to the success of our business, 12) our own and our customers' or suppliers' access to and cost of capital, and 13) other factors. For a more complete description of these and other risks, refer to Item 1A: “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 1, 2017 and our other reports on file with the SEC. We do not undertake any obligation to update or revise any forward looking statement in this document.

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

Total Company Highlights and Unit Shipments

Highlights and significant developments for the three months ended March 31, 2017

•	Revenues were $477.6 million compared with $497.6 million in the same period last year, a decrease of $20.0 million, or 4%.

•	Gross margin was 32.9% compared with 32.8% in the same period last year.

•	Operating expenses decreased $12.4 million, or 9%, compared with the same period last year.

•	Net income attributable to Itron, Inc. was $15.8 million compared with $10.1 million in the same period last year.

•	Adjusted EBITDA improved to $45.1 million, an increase of $4.8 million compared with the same period last year.

•	GAAP diluted EPS increased by $0.14 to $0.40 compared with the same period last year.

•	Non-GAAP diluted EPS improved by $0.13 to $0.57 compared with the same period last year.

The following table summarizes the changes in GAAP and Non-GAAP financial measures:

	Three Months Ended March 31,
	2017	2016	% Change
	(in thousands, except margin and per share data)
GAAP
Revenues	$477,592	$497,590	(4)%
Gross profit	157,225	163,203	(4)%
Operating expenses	127,183	139,629	(9)%
Operating income	30,042	23,574	27%
Other income (expense)	(4,981)	(4,164)	20%
Income tax provision	(9,047)	(8,626)	5%
Net income attributable to Itron, Inc.	15,845	10,089	57%

Non-GAAP(1)
Non-GAAP operating expenses	$119,249	$131,179	(9)%
Non-GAAP operating income	37,976	32,024	19%
Non-GAAP net income attributable to Itron, Inc.	22,186	16,831	32%
Adjusted EBITDA	45,060	40,276	12%

GAAP Margins and Earnings Per Share
Gross margin	32.9%	32.8%
Operating margin	6.3%	4.7%
Basic EPS	$0.41	$0.27
Diluted EPS	0.40	0.26

Non-GAAP Earnings Per Share(1)
Non-GAAP diluted EPS	$0.57	$0.44

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

Our revenue is driven significantly by sales of meters and communication modules. A summary of our meter and communication module shipments is as follows:

	Three Months Ended March 31,
	2017	2016
	(units in thousands)
Meters
Standard	4,010	4,370
Smart	2,440	2,190
Total meters	6,450	6,560

Stand-alone communication modules
Smart	1,400	1,460

Results of Operations

Revenue and Gross Margin

The actual results and effects of changes in foreign currency exchange rates in revenues and gross profit were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended March 31,
	2017	2016
	(in thousands)
Total Company
Revenues	$477,592	$497,590	$(5,285)	$(14,713)	$(19,998)
Gross profit	157,225	163,203	(2,276)	(3,702)	(5,978)

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues
Revenues decreased $20.0 million, or 4%, for the three months ended March 31, 2017, compared with the same period in 2016. Revenues in the Electricity segment increased by $21.5 million, while revenues decreased in the Gas and Water segments $15.0 million and $26.4 million, respectively, for the three months ended March 31, 2017 compared with the same period in 2016. The total change in revenues for the three months ended March 31, 2017 were unfavorably impacted by $5.3 million due to the effect of changes in foreign currency exchange rates.

No customer represented more than 10% of total revenues for the three months ended March 31, 2017 and 2016. Our 10 largest customers accounted for 33% and 29% of total revenues during the three months ended March 31, 2017 and 2016, respectively.

Gross Margin
Gross margin for the first quarter of 2017 was 32.9%, compared with 32.8% for the same period in 2016. The increased gross margin was primarily driven by improved product mix.

Operating Expenses

The actual results and effects of changes in foreign currency exchange rates in operating expenses were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended March 31,
	2017	2016
	(in thousands)
Total Company
Sales and marketing	$41,468	$40,767	$(331)	$1,032	$701
Product development	40,868	45,346	(614)	(3,864)	(4,478)
General and administrative	37,246	45,069	549	(8,372)	(7,823)
Amortization of intangible assets	4,549	6,210	(164)	(1,497)	(1,661)
Restructuring	3,052	2,237	(195)	1,010	815
Total Operating expenses	$127,183	$139,629	$(755)	$(11,691)	$(12,446)

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Operating expenses decreased $12.4 million for the three months ended March 31, 2017 as compared with the same period in 2016. The decrease was primarily due to operational efficiencies related to restructuring, and lower general and administrative expenses resulting from higher legal and professional services fees incurred in 2016.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended March 31,		% Change
	2017	2016
	(in thousands)
Interest income	$269	$271	(1)%
Interest expense	(2,408)	(2,642)	(9)%
Amortization of prepaid debt fees	(266)	(276)	(4)%
Other income (expense), net	(2,576)	(1,517)	70%
Total other income (expense)	$(4,981)	$(4,164)	20%

Total other income (expense) for the three months ended March 31, 2017 was a net expense of $5.0 million compared with $4.2 million in the same period in 2016. The change in other income (expense), net, for the three months ended March 31, 2017 as compared with the same period in 2016 was a result of fluctuations in the recognized foreign currency exchange gains and losses due to balances denominated in a currency other than the reporting entity's functional currency.

Income Tax Provision

For the three months ended March 31, 2017, our income tax provision was $9.0 million compared with $8.6 million for the same period in 2016. Our tax rate for the three months ended March 31, 2017 of 36% differed from the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions, a benefit related to excess tax benefits under ASU 2016-09, and losses experienced in jurisdictions with valuation allowances on deferred tax assets. Our tax rate for the three months ended March 31, 2016 of 44% differed from the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions and losses experienced in jurisdictions with valuation allowances on deferred tax assets.

Operating Segment Results

For a description of our operating segments, refer to Item 1: “Financial Statements Note 15: Segment Information.”

	Three Months Ended March 31,
	2017	2016	% Change
Segment Revenues	(in thousands)
Electricity	$238,751	$217,295	10%
Gas	124,211	139,256	(11)%
Water	114,630	141,039	(19)%
Total revenues	$477,592	$497,590	(4)%

	Three Months Ended March 31,
	2017		2016
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(in thousands)		(in thousands)
Electricity	$67,192	28.1%	$64,586	29.7%
Gas	50,504	40.7%	48,577	34.9%
Water	39,529	34.5%	50,040	35.5%
Total gross profit and margin	$157,225	32.9%	$163,203	32.8%

	Three Months Ended March 31,
	2017	2016	% Change
Segment Operating Expenses	(in thousands)
Electricity	$50,330	$53,954	(7)%
Gas	29,248	32,278	(9)%
Water	30,794	31,964	(4)%
Corporate unallocated	16,811	21,433	(22)%
Total operating expenses	$127,183	$139,629	(9)%

	Three Months Ended March 31,
	2017		2016
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss) and Operating Margin	(in thousands)		(in thousands)
Electricity	$16,862	7.1%	$10,632	4.9%
Gas	21,256	17.1%	16,299	11.7%
Water	8,735	7.6%	18,076	12.8%
Corporate unallocated	(16,811)		(21,433)
Total Company	$30,042	6.3%	$23,574	4.7%

Electricity

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Electricity segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended March 31,
	2017	2016
	(in thousands)
Electricity Segment
Revenues	$238,751	$217,295	$(1,300)	$22,756	$21,456
Gross profit	67,192	64,586	(1,041)	3,647	2,606
Operating expenses	50,330	53,954	(336)	(3,288)	(3,624)

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues - Three months ended March 31, 2017 vs. Three months ended March 31, 2016
Revenues increased $21.5 million, or 10%, for the three months ended March 31, 2017, compared with the same period in 2016. This increase was primarily driven by increased product revenues in our North America and Asia/Pacific regions.

For the three months ended March 31, 2017 and 2016, one customer represented 18% and 13%, respectively, of total Electricity segment revenues.

Gross Margin - Three months ended March 31, 2017 vs. Three months ended March 31, 2016
Gross margin was 28.1% for the three months ended March 31, 2017, compared with 29.7% for the same period in 2016. The 160 basis point decrease over the prior year was primarily the result of unfavorable product mix.

Operating Expenses - Three months ended March 31, 2017 vs. Three months ended March 31, 2016
Operating expenses decreased $3.6 million, or 7%, for the three months ended March 31, 2017, compared with the same period in 2016. Amortization of intangible assets, product development, restructuring, general and administrative, and sales and marketing expenses all decreased in the current period compared with the prior period.

Gas

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Gas segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended March 31,
	2017	2016
	(in thousands)
Gas Segment
Revenues	$124,211	$139,256	$(1,394)	$(13,651)	$(15,045)
Gross profit	50,504	48,577	(188)	2,115	1,927
Operating expenses	29,248	32,278	(530)	(2,500)	(3,030)

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues - Three months ended March 31, 2017 vs. Three months ended March 31, 2016
Revenues decreased $15.0 million, or 11%, for the three months ended March 31, 2017 compared with the same period in 2016. This was primarily due to decreases in product revenues in our North America and Europe, Middle East, and Africa (EMEA) regions due to the completion of significant projects in the prior year.

No single customer represented more than 10% of the Gas operating segment revenues for the three months ended March 31, 2017 and 2016.

Gross Margin - Three months ended March 31, 2017 vs. Three months ended March 31, 2016
Gross margin was 40.7% for the three months ended March 31, 2017, compared with 34.9% for the same period in 2016. The 580 basis point increase was related to favorable product mix in the current period.

Operating Expenses - Three months ended March 31, 2017 vs. Three months ended March 31, 2016
Operating expenses decreased $3.0 million, or 9%, for the three months ended March 31, 2017, compared with the same period in 2016. The decrease was primarily due to reduced product development costs.

Water

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Water segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended March 31,
	2017	2016
	(in thousands)
Water Segment
Revenues	$114,630	$141,039	$(2,591)	$(23,818)	$(26,409)
Gross profit	39,529	50,040	(1,047)	(9,464)	(10,511)
Operating expenses	30,794	31,964	(319)	(851)	(1,170)

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues - Three months ended March 31, 2017 vs. Three months ended March 31, 2016
Revenues decreased $26.4 million, or 19%, for the three months ended March 31, 2017, compared with the first quarter of 2016. This was primarily due to lower product revenues in North America and EMEA following the completion of significant projects in 2016.

No single customer represented more than 10% of the Water operating segment revenues for the three months ended March 31, 2017 and 2016.

Gross Margin - Three months ended March 31, 2017 vs. Three months ended March 31, 2016
During the first quarter of 2017 gross margin decreased to 34.5%, compared with 35.5% in 2016. The decrease in gross margin was driven by unfavorable product mix and lower volumes in EMEA and North America.

Operating Expenses - Three months ended March 31, 2017 vs. Three months ended March 31, 2016
Operating expenses for the three months ended March 31, 2017 decreased by $1.2 million, or 4%, compared with the first quarter of 2016. The decrease was primarily due to reduced product development costs, as well as lower amortization of intangible assets and general and administrative expenses.

Corporate unallocated

Corporate Unallocated Expenses - Three months ended March 31, 2017 vs. Three months ended March 31, 2016
Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses decreased by $4.6 million, or 22%, for the three months ended March 31, 2017 compared with the same period in 2016. The decrease was primarily due to lower professional service fees associated with audit, accounting, and legal services as compared with the same period in 2016.

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

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
	(in millions)
March 31, 2017	$424	$1,605	$819
December 31, 2016	653	1,652	761
September 30, 2016	670	1,511	731
June 30, 2016	349	1,345	688
March 31, 2016	394	1,504	785

Information on bookings by our operating segments is as follows:

Quarter Ended	Total Bookings	Electricity	Gas	Water
	(in millions)
March 31, 2017	$424	$174	$125	$125
December 31, 2016	653	387	141	125
September 30, 2016	670	372	176	122
June 30, 2016	349	109	114	126
March 31, 2016	394	145	137	112

Financial Condition

Cash Flow Information:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Operating activities	$63,257	$33,805
Investing activities	(9,200)	(8,233)
Financing activities	(2,253)	(25,035)
Effect of exchange rates on cash and cash equivalents	2,559	1,060
Increase in cash and cash equivalents	$54,363	$1,597

Cash and cash equivalents was $187.9 million at March 31, 2017, compared with $133.6 million at December 31, 2016.

Operating activities
Cash provided by operating activities during the three months ended March 31, 2017 was $63.3 million compared with $33.8 million during the same period in 2016. The increase in cash provided was primarily due to changes in operating assets and liabilities. These adjustments include a $46.4 million increased source of cash related to timing of cash receipts. This was partially offset by a $14.5 million increased use of cash related to inventory caused by a modest buildup in North America and $11.1 million for higher variable compensation payments in 2017.

Investing activities
Cash used by investing activities during the three months ended March 31, 2017 was $1.0 million higher compared with the same period in 2016.

Financing activities
Net cash used by financing activities during the three months ended March 31, 2017 was $2.3 million, compared with $25.0 million for the same period in 2016. The decreased use of cash by financing activities is primarily a result of repaying $2.7 million of borrowings in the three months ended March 31, 2017, compared with $25.9 million during the same period in 2016.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations for the three months ended March 31, 2017 was an increase of $2.6 million, compared with an increase of $1.1 million for the same period in 2016.

Free cash flow (Non-GAAP)
To supplement our Consolidated Statements of Cash Flows presented on a GAAP basis, we use the non-GAAP measure of free cash flow to analyze cash flows generated from our operations. The presentation of non-GAAP free cash flow is not meant to be considered in isolation or as an alternative to net income as an indicator of our performance, or as an alternative to cash flows provided by operating activities as a measure of liquidity. We calculate free cash flows, using amounts from our Consolidated Statements of Cash Flows, as follows:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$63,257	$33,805
Acquisitions of property, plant, and equipment	(9,122)	(8,791)
Free cash flow	$54,135	$25,014

Free cash flow increased primarily as a result of higher cash provided by operating activities. See the cash flow discussion of operating activities above.

Off-balance sheet arrangements:

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at March 31, 2017 and December 31, 2016 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Liquidity and Capital Resources:

Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments of debt. Working capital, which represents current assets less current liabilities, was $341.0 million at March 31, 2017, compared with $319.4 million at December 31, 2016.

Borrowings
Our credit facility consists of a $225 million U.S. dollar term loan and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $250 million letter of credit sub-facility and a $50 million swingline sub-facility (available for immediate cash needs at a higher interest rate). At March 31, 2017, $99.1 million was outstanding under the revolver, and $371.7 million was available for additional borrowings or standby letters of credit. At March 31, 2017, $29.2 million was utilized by outstanding standby letters of credit, resulting in $220.8 million available for additional letters of credit.

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

As of March 31, 2017, $47.4 million was accrued for the restructuring projects, of which $31.0 million is expected to be paid over the next 12 months. We also expect to recognize approximately $17 million in future restructuring costs which will result in cash expenditures.

For further details regarding our restructuring activities, refer to Item 1: “Financial Statements, Note 12: Restructuring.”

Stock Repurchases
On February 23, 2017, Itron's Board of Directors authorized the Company to repurchase up to $50 million of our common stock over a 12-month period, beginning February 23, 2017. Any repurchases will be made in the open market or in privately negotiated transactions and in accordance with applicable securities laws. Repurchases are subject to the Company's alternative uses of capital as well as financial, market, and industry conditions. We repurchased no shares of common stock during the three months ended March 31, 2017.

Other Liquidity Considerations
We have tax credits and net operating loss carryforwards in various jurisdictions that are available to reduce cash taxes. However, utilization of tax credits and net operating losses are limited in certain jurisdictions. Based on current projections, we expect to pay, net of refunds, approximately $7 million in state taxes, $22 million in U.S federal taxes, and $13 million in local and foreign taxes during 2017. For a discussion of our tax provision and unrecognized tax benefits, see Item 1: “Financial Statements, Note 10: Income Taxes.”

At March 31, 2017, we are under examination by certain tax authorities for the 2000 to 2015 tax years. The material jurisdictions under examination include, among others, the United States, France, Germany, Italy, Brazil, and the United Kingdom. No material changes have occurred to previously disclosed assessments. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

We have not provided for U.S. deferred taxes related to the cash in certain foreign subsidiaries because our investment is considered permanent in duration. As of March 31, 2017, there was $43.8 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. If this cash were repatriated to fund U.S. operations, additional tax costs may be required. Tax is one of the many factors that we consider in the management of global cash. Included in the determination of the tax costs in repatriating foreign cash into the United States are the amount of earnings and profits in a particular jurisdiction, withholding taxes that would be imposed, and available foreign tax credits. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

In several of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc., we consolidate them because we have a greater than 50% ownership interest and/or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. At March 31, 2017, $21.7 million of our consolidated cash balance is held in our joint venture entities. As a result, the minority shareholders of these entities have rights to their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from these entities.

General Liquidity Overview
We expect to grow through a combination of internal new product development, licensing technology from and to others, distribution agreements, partnering arrangements, and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings, or the sale of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the next 12 months and into the foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the electricity, gas, and water industries, competitive pressures, changes in estimated liabilities for product warranties and/or litigation, future business combinations, capital market fluctuations, international risks, and other factors described under “Risk Factors” within Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 1, 2017, as well as “Quantitative and Qualitative Disclosures About Market Risk” within Item 3 of Part I included in this Quarterly Report on Form 10-Q.

Contingencies

Refer to Item 1: “Financial Statements, Note 11: Commitments and Contingencies.”

Critical Accounting Estimates and Policies

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on our consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in the 2016 Annual Report on Form 10-K and have not changed materially from that discussion.

Non-GAAP Measures

Our consolidated financial statements are prepared in accordance with GAAP, which we supplement with certain non-GAAP financial information. These non-GAAP measures should not be considered in isolation or as a substitute for the related GAAP measures, and other companies may define such measures differently. We encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. These non-GAAP measures exclude the impact of certain expenses that we do not believe are indicative of our core operating results. We use these non-GAAP financial measures for financial and operational decision making and/or as a means for determining executive compensation. These non-GAAP financial measures facilitate management's internal comparisons to our historical performance as well as comparisons to our competitors' operating results. Our executive compensation plans exclude non-cash charges related to amortization of intangibles and certain discrete cash and non-cash charges such as purchase accounting adjustments, restructuring charges or goodwill impairment charges. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. We believe these non-GAAP financial measures are useful to investors because they provide greater transparency with respect to key metrics used by management in its financial and operational decision making and because they are used by our institutional investors and the analyst community to analyze the health of our business.

Non-GAAP operating expenses and non-GAAP operating income – We define non-GAAP operating expenses as operating expenses excluding certain expenses related to the amortization of intangible assets, restructuring, acquisitions and goodwill impairment. We define non-GAAP operating income as operating income excluding the expenses related to the amortization of intangible assets, restructuring, acquisitions and goodwill impairment. We consider these non-GAAP financial measures to be useful metrics for management and investors because they exclude the effect of expenses that are related to previous acquisitions and restructuring projects. By excluding these expenses, we believe that it is easier for management and investors to compare our financial results over multiple periods and analyze trends in our operations. For example, in certain periods expenses related to amortization of intangible assets may decrease, which would improve GAAP operating margins, yet the improvement in GAAP operating margins due to this lower expense is not necessarily reflective of an improvement in our core business. There are some limitations related to the use of non-GAAP operating expenses and non-GAAP operating income versus operating expenses and operating income calculated in accordance with GAAP. We compensate for these limitations by providing specific information about the GAAP amounts excluded from non-GAAP operating expense and non-GAAP operating income and evaluating non-GAAP operating expense and non-GAAP operating income together with GAAP operating expense and GAAP operating income.

Non-GAAP net income and non-GAAP diluted EPS – We define non-GAAP net income as net income attributable to Itron, Inc. excluding the expenses associated with amortization of intangible assets, restructuring, acquisitions, goodwill impairment, amortization of debt placement fees, and the tax effect of excluding these expenses. We define non-GAAP diluted EPS as non-GAAP net income divided by the weighted average shares, on a diluted basis, outstanding during each period. We consider these financial measures to be useful metrics for management and investors for the same reasons that we use non-GAAP operating income. The same limitations described above regarding our use of non-GAAP operating income apply to our use of non-GAAP net income and non-GAAP diluted EPS. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from these non-GAAP measures and evaluating non-GAAP net income and non-GAAP diluted EPS together with GAAP net income attributable to Itron, Inc. and GAAP diluted EPS.

Adjusted EBITDA – We define adjusted EBITDA as net income (a) minus interest income, (b) plus interest expense, depreciation, amortization of intangible assets, restructuring, acquisition related expense, goodwill impairment and (c) excluding the tax expense or benefit. Management uses adjusted EBITDA as a performance measure for executive compensation. A limitation to using adjusted EBITDA is that it does not represent the total increase or decrease in the cash balance for the period and the measure includes some non-cash items and excludes other non-cash items. Additionally, the items that we exclude in our calculation of adjusted EBITDA may differ from the items that our peer companies exclude when they report their results. We compensate for these limitations by providing a reconciliation of this measure to GAAP net income.

Free cash flow – We define free cash flow as net cash provided by operating activities less cash used for acquisitions of property, plant and equipment. We believe free cash flow provides investors with a relevant measure of liquidity and a useful basis for assessing our ability to fund our operations and repay our debt. The same limitations described above regarding our use of adjusted EBITDA apply to our use of free cash flow. We compensate for these limitations by providing specific information regarding the GAAP amounts and reconciling to free cash flow.

Constant currency – We refer to the impact of foreign currency exchange rate fluctuations in our discussions of financial results, which references the differences between the foreign currency exchange rates used to translate operating results from local currencies into U.S. dollars for financial reporting purposes. We also use the term “constant currency,” which represents financial results adjusted to exclude changes in foreign currency exchange rates as compared with the rates in the comparable prior year period. We calculate the constant currency change as the difference between the current period results and the comparable prior period’s results restated using current period foreign currency exchange rates.

Reconciliation of GAAP Measures to Non-GAAP Measures

The table below reconciles the non-GAAP financial measures of operating expenses, operating income, net income, diluted EPS, adjusted EBITDA, free cash flow, and operating income by segment with the most directly comparable GAAP financial measures.

TOTAL COMPANY RECONCILIATIONS	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share data)
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$127,183	$139,629
Amortization of intangible assets	(4,549)	(6,210)
Restructuring	(3,052)	(2,237)
Acquisition-related expenses	(333)	(3)
Non-GAAP operating expenses	$119,249	$131,179

NON-GAAP OPERATING INCOME
GAAP operating income	$30,042	$23,574
Amortization of intangible assets	4,549	6,210
Restructuring	3,052	2,237
Acquisition-related expenses	333	3
Non-GAAP operating income	$37,976	$32,024

NON-GAAP NET INCOME & DILUTED EPS
GAAP net income attributable to Itron, Inc.	$15,845	$10,089
Amortization of intangible assets	4,549	6,210
Amortization of debt placement fees	241	247
Restructuring	3,052	2,237
Acquisition-related expenses	333	3
Income tax effect of non-GAAP adjustments(1)	(1,834)	(1,955)
Non-GAAP net income attributable to Itron, Inc.	$22,186	$16,831

Non-GAAP diluted EPS	$0.57	$0.44

Weighted average common shares outstanding - Diluted	39,215	38,376

ADJUSTED EBITDA
GAAP net income attributable to Itron, Inc.	$15,845	$10,089
Interest income	(269)	(271)
Interest expense	2,674	2,918
Income tax provision	9,047	8,626
Depreciation and amortization	14,378	16,674
Restructuring	3,052	2,237
Acquisition-related expenses	333	3
Adjusted EBITDA	$45,060	$40,276

FREE CASH FLOW
Net cash provided by operating activities	$63,257	$33,805
Acquisitions of property, plant, and equipment	(9,122)	(8,791)
Free Cash Flow	$54,135	$25,014

(1)
The income tax effect of non-GAAP adjustments is calculated using the statutory tax rates for the relevant jurisdictions if no valuation allowance exists. If a valuation allowance exists, there is no tax impact to the non-GAAP adjustment.

SEGMENT RECONCILIATIONS	Three Months Ended March 31,
	2017	2016
	(in thousands)
NON-GAAP OPERATING INCOME - ELECTRICITY
Electricity - GAAP operating income	$16,862	$10,632
Amortization of intangible assets	2,362	3,250
Restructuring	(176)	528
Acquisition-related expenses	—	3
Electricity - Non-GAAP operating income	$19,048	$14,413

NON-GAAP OPERATING INCOME - GAS
Gas - GAAP operating income	$21,256	$16,299
Amortization of intangible assets	1,277	1,619
Restructuring	1,084	1,264
Gas - Non-GAAP operating income	$23,617	$19,182

NON-GAAP OPERATING INCOME - WATER
Water - GAAP operating income	$8,735	$18,076
Amortization of intangible assets	910	1,341
Restructuring	1,018	(64)
Water - Non-GAAP operating income	$10,663	$19,353

NON-GAAP OPERATING INCOME - CORPORATE UNALLOCATED
Corporate unallocated - GAAP operating loss	$(16,811)	$(21,433)
Restructuring	1,126	509
Acquisition-related expenses	333	—
Corporate unallocated - Non-GAAP operating loss	$(15,352)	$(20,924)

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

Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt instruments. In October 2015, we entered into an interest rate swap, which is effective from August 31, 2016 to June 23, 2020, and converts $214 million of our LIBOR-based debt from a floating LIBOR interest rate to a fixed interest rate of 1.42% (excluding the applicable margin on the debt). The notional balance will amortize to maturity at the same rate as required minimum payments on our term loan. At March 31, 2017, our LIBOR-based debt balance was $245.3 million.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and the weighted average interest rates at March 31, 2017. Weighted average variable rates in the table are based on implied forward rates in the Reuters U.S. dollar yield curve as of March 31, 2017 and our estimated leverage ratio, which determines our additional interest rate margin at March 31, 2017.

	2017	2018	2019	2020	2021	Total	Fair Value
	(in thousands)
Variable Rate Debt
Principal: U.S. dollar term loan	$11,250	$19,688	$22,500	$151,875	$—	$205,313	$202,913
Average interest rate	2.49%	2.95%	3.27%	3.40%	—%

Principal: Multicurrency revolving line of credit	$—	$—	$—	$99,125	$—	$99,125	$97,780
Average interest rate	1.75%	1.94%	2.06%	2.12%	—%

Interest rate swap on LIBOR-based debt
Average interest rate (pay)	1.42%	1.42%	1.42%	1.42%	—%
Average interest rate (receive)	1.24%	1.70%	2.02%	2.16%	—%
Net/Spread	(0.18)%	0.28%	0.60%	0.74%	—%

Based on a sensitivity analysis as of March 31, 2017, we estimate that, if market interest rates average one percentage point higher in 2017 than in the table above, our financial results in 2017 would not be materially impacted.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. As a result, approximately half of our revenues and operating expenses are denominated in foreign currencies, which expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in functional currencies other than the U.S. dollar were 47% of total revenues for the three months ended March 31, 2017 compared with 50% for the same respective period in 2016.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized to other income and expense. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of March 31, 2017, a total of 49 contracts were offsetting our exposures from the euro, Saudi Riyal, Indian Rupee, Chinese Yuan, Indonesian Rupiah, and various other currencies, with notional amounts ranging from $167,000 to $45.3 million. Based on a sensitivity analysis as of March 31, 2017, we estimate that, if foreign currency exchange rates average ten percentage points higher in 2017 for these financial instruments, our financial results in 2017 would not be materially impacted.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:    Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2017, the Company’s disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal controls over financial reporting

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

Except for these changes, there have been no other changes in our internal control over financial reporting during the three months ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings
Refer to Item 1: “Financial Statements, Note 11: Commitments and Contingencies.”

Item 1A:	Risk Factors
There were no material changes to risk factors during the first quarter of 2017 from those previously disclosed in Item 1A: “Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 1, 2017.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

Item 5:	Other Information

(a) No information was required to be disclosed in a report on Form 8-K during the first quarter of 2017 that was not reported.

(b) Not applicable.

Item 6:	Exhibits

Exhibit Number	Description of Exhibits

10.1*
Form of Stock Option Grant Notice and Agreement for use in connection with both incentive and non-qualified stock options granted under Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (filed with this report)

10.2*	Form of Long-Term Performance RSU Award Notice and Agreement for U.S. Participants for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (filed with this report)

10.3*	Form of RSU Award Notice and Agreement for all Participants for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (filed with this report)

12.1	Computation of Ratio of Earnings to Fixed Charges. (filed with this report)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Management contract or compensatory plan arrangement.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITRON, INC.

May 3, 2017	By:	/s/ ROBERT H.A. FARROW
Date		Robert H.A. Farrow
Interim Chief Financial Officer