Form 10-Q
period 2017-06-30
ITRON INC /WA/
filed 2017-08-03
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2017, there were outstanding 38,700,680 shares of the registrant’s common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1:    Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Revenues	$503,082	$513,024	$980,674	$1,010,614
Cost of revenues	325,222	343,319	645,589	677,706
Gross profit	177,860	169,705	335,085	332,908

Operating expenses
Sales and marketing	44,753	39,376	86,221	80,143
Product development	43,111	43,354	83,979	88,700
General and administrative	43,161	45,328	80,407	90,397
Amortization of intangible assets	4,970	7,796	9,519	14,006
Restructuring	5,043	(1,622)	8,095	615
Total operating expenses	141,038	134,232	268,221	273,861

Operating income	36,822	35,473	66,864	59,047
Other income (expense)
Interest income	470	221	739	492
Interest expense	(2,876)	(2,735)	(5,550)	(5,653)
Other income (expense), net	(2,849)	(264)	(5,425)	(1,781)
Total other income (expense)	(5,255)	(2,778)	(10,236)	(6,942)

Income before income taxes	31,567	32,695	56,628	52,105
Income tax provision	(16,560)	(12,193)	(25,607)	(20,819)
Net income	15,007	20,502	31,021	31,286
Net income attributable to noncontrolling interests	910	585	1,079	1,280
Net income attributable to Itron, Inc.	$14,097	$19,917	$29,942	$30,006

Earnings per common share - Basic	$0.36	$0.52	$0.78	$0.79
Earnings per common share - Diluted	$0.36	$0.52	$0.76	$0.78

Weighted average common shares outstanding - Basic	38,683	38,236	38,579	38,147
Weighted average common shares outstanding - Diluted	39,332	38,516	39,274	38,446
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net income	$15,007	$20,502	$31,021	$31,286

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	20,447	(8,380)	35,463	1,726
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	(231)	(1,126)	61	(3,732)
Pension benefit obligation adjustment	193	(291)	594	(609)
Total other comprehensive income (loss), net of tax	20,409	(9,797)	36,118	(2,615)

Total comprehensive income, net of tax	35,416	10,705	67,139	28,671

Comprehensive income attributable to noncontrolling interests, net of tax	910	585	1,079	1,280

Comprehensive income attributable to Itron, Inc.	$34,506	$10,120	$66,060	$27,391
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2017	December 31, 2016
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$127,880	$133,565
Accounts receivable, net	374,180	351,506
Inventories	203,634	163,049
Other current assets	93,266	84,346
Total current assets	798,960	732,466

Property, plant, and equipment, net	186,506	176,458
Deferred tax assets, net	96,062	94,113
Other long-term assets	52,881	50,129
Intangible assets, net	104,144	72,151
Goodwill	541,071	452,494
Total assets	$1,779,624	$1,577,811

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$208,379	$172,711
Other current liabilities	60,124	43,625
Wages and benefits payable	99,318	82,346
Taxes payable	15,395	10,451
Current portion of debt	16,875	14,063
Current portion of warranty	25,584	24,874
Unearned revenue	79,112	64,976
Total current liabilities	504,787	413,046

Long-term debt	307,484	290,460
Long-term warranty	14,226	18,428
Pension benefit obligation	93,263	84,498
Deferred tax liabilities, net	3,350	3,073
Other long-term obligations	113,017	117,953
Total liabilities	1,036,127	927,458

Commitments and contingencies (Note 11)

Equity
Preferred stock, no par value, 10 million shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75 million shares authorized, 38,701 and 38,317 shares issued and outstanding	1,282,085	1,270,467
Accumulated other comprehensive loss, net	(193,209)	(229,327)
Accumulated deficit	(365,229)	(409,536)
Total Itron, Inc. shareholders' equity	723,647	631,604
Noncontrolling interests	19,850	18,749
Total equity	743,497	650,353
Total liabilities and equity	$1,779,624	$1,577,811
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Operating activities
Net income	$31,021	$31,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,468	35,481
Stock-based compensation	10,135	7,878
Amortization of prepaid debt fees	533	534
Deferred taxes, net	7,077	9,706
Restructuring, non-cash	80	(131)
Other adjustments, net	2,395	(366)
Changes in operating assets and liabilities:
Accounts receivable	(2,032)	(35,283)
Inventories	(29,470)	2,882
Other current assets	(3,905)	(10,549)
Other long-term assets	2,186	2,667
Accounts payable, other current liabilities, and taxes payable	36,861	(735)
Wages and benefits payable	12,299	14,709
Unearned revenue	6,701	5,513
Warranty	(4,825)	(9,065)
Other operating, net	(5,080)	(3,400)
Net cash provided by operating activities	93,444	51,127

Investing activities
Acquisitions of property, plant, and equipment	(21,898)	(19,884)
Business acquisitions, net of cash and cash equivalents acquired	(99,477)	(951)
Other investing, net	(456)	(974)
Net cash used in investing activities	(121,831)	(21,809)

Financing activities
Proceeds from borrowings	35,000	—
Payments on debt	(20,625)	(26,218)
Issuance of common stock	2,198	1,956
Other financing, net	952	(4,679)
Net cash provided provided by (used in) financing activities	17,525	(28,941)

Effect of foreign exchange rate changes on cash and cash equivalents	5,177	619
Increase (decrease) in cash and cash equivalents	(5,685)	996
Cash and cash equivalents at beginning of period	133,565	131,018
Cash and cash equivalents at end of period	$127,880	$132,014

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$14,480	$10,545
Interest, net of amounts capitalized	5,021	5,064
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms “we,” “us,” “our,” “Itron,” and the “Company” refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

Financial Statement Preparation
The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016, the Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed. The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results expected for the full year or for any other period.

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

We adopted this standard effective January 1, 2017 using a modified retrospective transition method. We recognized a $14.6 million one-time reduction in accumulated deficit and increase in deferred tax assets related to cumulative unrecognized excess tax benefits. All future excess tax benefits and tax deficiencies will be recognized prospectively as income tax provision or benefit in the Consolidated Statement of Operations, and as an operating activity on the Consolidated Statement of Cash Flows. We also recognized a $0.2 million one-time increase in accumulated deficit and common stock related to our policy election to prospectively recognize forfeitures as they occur.

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

Note 2:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
Net income available to common shareholders	$14,097	$19,917	$29,942	$30,006

Weighted average common shares outstanding - Basic	38,683	38,236	38,579	38,147
Dilutive effect of stock-based awards	649	280	695	299
Weighted average common shares outstanding - Diluted	39,332	38,516	39,274	38,446
Earnings per common share - Basic	$0.36	$0.52	$0.78	$0.79
Earnings per common share - Diluted	$0.36	$0.52	$0.76	$0.78

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise and the future compensation cost associated with the stock award. Approximately 0.2 million stock-based awards were excluded from the calculation of diluted EPS for both the three and six months ended June 30, 2017 because they were anti-dilutive. Approximately 0.9 million and 1.0 million stock-based awards were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2016 because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Note 3:    Certain Balance Sheet Components

Accounts receivable, net	June 30, 2017	December 31, 2016
	(in thousands)
Trade receivables (net of allowance of $3,502 and $3,320)	$345,738	$299,870
Unbilled receivables	28,442	51,636
Total accounts receivable, net	$374,180	$351,506

Allowance for doubtful accounts activity	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Beginning balance	$3,424	$4,541	$3,320	$5,949
Provision (release) for doubtful accounts, net	441	(80)	744	(88)
Accounts written-off	(475)	(364)	(805)	(1,842)
Effect of change in exchange rates	112	(158)	243	(80)
Ending balance	$3,502	$3,939	$3,502	$3,939

Inventories	June 30, 2017	December 31, 2016
	(in thousands)
Materials	$124,363	$103,274
Work in process	14,399	7,925
Finished goods	64,872	51,850
Total inventories	$203,634	$163,049

Property, plant, and equipment, net	June 30, 2017	December 31, 2016
	(in thousands)
Machinery and equipment	$297,314	$279,746
Computers and software	105,570	98,125
Buildings, furniture, and improvements	130,165	122,680
Land	18,161	17,179
Construction in progress, including purchased equipment	32,036	29,358
Total cost	583,246	547,088
Accumulated depreciation	(396,740)	(370,630)
Property, plant, and equipment, net	$186,506	$176,458

Depreciation expense	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Depreciation expense	$10,120	$11,011	$19,949	$21,475

Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, were as follows:

	June 30, 2017			December 31, 2016
	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
	(in thousands)
Core-developed technology	$415,616	$(382,015)	$33,601	$372,568	$(354,878)	$17,690
Customer contracts and relationships	250,683	(185,659)	65,024	224,467	(170,056)	54,411
Trademarks and trade names	68,626	(64,340)	4,286	61,785	(61,766)	19
Other	11,579	(11,056)	523	11,076	(11,045)	31
Total intangible assets subject to amortization	$746,504	$(643,070)	$103,434	$669,896	$(597,745)	$72,151
In-process research and development	710	—	710	—	—	—
Total intangible assets	$747,214	$(643,070)	$104,144	$669,896	$(597,745)	$72,151

A summary of intangible asset activity is as follows:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Beginning balance, intangible assets, gross	$669,896	$702,507
Intangible assets acquired	36,500	—
Effect of change in exchange rates	40,818	(2,512)
Ending balance, intangible assets, gross	$747,214	$699,995

On June 1, 2017, we completed the acquisition of Comverge Inc. by purchasing 100% of the voting stock of Peak Holding Corp., its parent company (Comverge). Intangible assets acquired in 2017 are based on the preliminary purchase price allocation relating to this acquisition. Comverge's intangible assets include in-process research and development, which is not amortized until such time as the associated development projects are completed. These projects are expected to be completed in the next six months. Refer to Note 16 for additional information regarding this acquisition.

Estimated future annual amortization expense is as follows:

Year Ending December 31,	Estimated Annual Amortization
(in thousands)
2017 (amount remaining at June 30, 2017)	$11,103
2018	18,761
2019	16,050
2020	13,698
2021	11,799
Beyond 2021	32,023
Total intangible assets subject to amortization	$103,434

Note 5:    Goodwill

The following table reflects goodwill allocated to each reporting unit:

	Electricity	Gas	Water	Total Company
	(in thousands)
Balances at January 1, 2017
Goodwill before impairment	$400,299	$319,913	$334,505	$1,054,717
Accumulated impairment losses	(348,926)	—	(253,297)	(602,223)
Goodwill, net	51,373	319,913	81,208	452,494

Goodwill acquired	60,286	—	—	60,286
Effect of change in exchange rates	2,065	21,158	5,068	28,291

Balances at June 30, 2017
Goodwill before impairment	486,834	341,071	363,185	1,191,090
Accumulated impairment losses	(373,110)	—	(276,909)	(650,019)
Goodwill, net	$113,724	$341,071	$86,276	$541,071

Note 6:    Debt

The components of our borrowings were as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Credit facility:
USD denominated term loan	$202,500	$208,125
Multicurrency revolving line of credit	122,497	97,167
Total debt	324,997	305,292
Less: current portion of debt	16,875	14,063
Less: unamortized prepaid debt fees - term loan	638	769
Long-term debt less unamortized prepaid debt fees - term loan	$307,484	$290,460

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

Under the 2015 credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total leverage ratio (as defined in the credit agreement). The applicable rates per annum may be based on either: (1) the LIBOR rate or EURIBOR rate (floor of 0%), plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 1/2 of 1%, or (iii) one month LIBOR plus 1%. At June 30, 2017 and December 31, 2016, the interest rate for both the term loan and the USD revolver was 2.48% and 2.02%, respectively, which includes the LIBOR rate plus a margin of 1.25%. At June 30, 2017 and December 31, 2016, the interest rate for the EUR revolver was 1.25% (the EURIBOR floor rate plus a margin of 1.25%).

At June 30, 2017, $122.5 million was outstanding under the 2015 credit facility revolver, and $28.7 million was utilized by outstanding standby letters of credit, resulting in $348.8 million available for additional borrowings or standby letters of credit. At June 30, 2017, $221.3 million was available for additional standby letters of credit under the letter of credit sub-facility and no amounts were outstanding under the swingline sub-facility.

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

The fair values of our derivative instruments were as follows:

		Fair Value
Asset Derivatives	Balance Sheet Location	June 30, 2017	December 31, 2016
Derivatives designated as hedging instruments under ASC 815-20		(in thousands)
Interest rate cap contracts	Other current assets	$5	$3
Interest rate swap contracts	Other long-term assets	1,219	1,830
Interest rate cap contracts	Other long-term assets	173	376
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	62	169
Interest rate cap contracts	Other current assets	7	4
Interest rate cap contracts	Other long-term assets	259	563
Total asset derivatives		$1,725	$2,945

Liability Derivatives
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other current liabilities	$114	$934
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	382	449
Total liability derivatives		$496	$1,383

The changes in accumulated other comprehensive income (loss) (AOCI), net of tax, for our derivative and nonderivative hedging instruments, were as follows:

	2017	2016
	(in thousands)
Net unrealized loss on hedging instruments at January 1,	$(14,337)	$(14,062)
Unrealized loss on hedging instruments	(330)	(4,080)
Realized losses reclassified into net income	391	348
Net unrealized loss on hedging instruments at June 30,	$(14,276)	$(17,794)

Reclassification of amounts related to hedging instruments are included in interest expense in the Consolidated Statements of Operations for the periods ended June 30, 2017 and 2016. Included in the net unrealized loss on hedging instruments at June 30, 2017 and 2016 is a loss of $14.4 million, net of tax, related to our nonderivative net investment hedge, which terminated in 2011. This loss on our net investment hedge will remain in AOCI until such time when earnings are impacted by a sale or liquidation of the associated foreign operation.

A summary of the effect of netting arrangements on our financial position related to the offsetting of our recognized derivative assets and liabilities under master netting arrangements or similar agreements is as follows:

Offsetting of Derivative Assets	Gross Amounts of Recognized Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
		Derivative Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
June 30, 2017	$1,725	$(302)	$—	$1,423

December 31, 2016	$2,945	$(1,322)	$—	$1,623

Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
		Derivative Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
June 30, 2017	$496	$(302)	$—	$194

December 31, 2016	$1,383	$(1,322)	$—	$61

Our derivative assets and liabilities subject to netting arrangements consist of foreign exchange forward and interest rate contracts with three counterparties at June 30, 2017 and December 31, 2016. No derivative asset or liability balance with any of our counterparties was individually significant at June 30, 2017 or December 31, 2016. Our derivative contracts with each of these counterparties exist under agreements that provide for the net settlement of all contracts through a single payment in a single currency in the event of default. We have no pledges of cash collateral against our obligations nor have we received pledges of cash collateral from our counterparties under the associated derivative contracts.

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

In October 2015, we entered into an interest rate swap, which is effective from August 31, 2016 to June 23, 2020, and converts $214 million of our LIBOR based debt from a floating LIBOR interest rate to a fixed interest rate of 1.42% (excluding the applicable margin on the debt). The notional balance will amortize to maturity at the same rate as required minimum payments on our term loan. The cash flow hedge is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swap is recognized as a component of OCI and will be recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge will be recognized as an adjustment to interest expense. The amount of net losses expected to be reclassified into earnings in the next 12 months is $0.1 million. At June 30, 2017, our LIBOR-based debt balance was $262.5 million.

In November 2015, we entered into three interest rate cap contracts with a total notional amount of $100 million at a cost of $1.7 million. The interest rate cap contracts expire on June 23, 2020 and were entered into in order to limit our interest rate exposure on $100 million of our variable LIBOR based debt up to 2.00%. In the event LIBOR is higher than 2.00%, we will pay interest at the capped rate of 2.00% with respect to the $100 million notional amount of such agreements. The interest rate cap contracts do not include the effect of the applicable margin. As of December 31, 2016, due to the accelerated revolver payments from surplus cash, we elected to de-designate two of the interest rate cap contracts as cash flow hedges and discontinued the use of cash flow hedge accounting. The amounts recognized in AOCI from de-designated interest rate cap contracts will continue to be reported in AOCI unless it is not probable that the forecasted transactions will occur. As a result of the discontinuance of cash flow hedge accounting, all subsequent changes in fair value of the de-designated derivative instruments are recognized within interest expense instead of OCI. The amount of net losses expected to be reclassified into earnings for all interest rate cap contracts in the next 12 months is $0.3 million.

The before-tax effects of our derivative instruments designated as hedges on the Consolidated Balance Sheets and the Consolidated Statements of Operations were as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
			Location	Amount		Location	Amount
	2017	2016		2017	2016		2017	2016
	(in thousands)			(in thousands)			(in thousands)
Three Months Ended June 30,
Interest rate swap contracts	$(517)	$(1,771)	Interest expense	$(210)	$(280)	Interest expense	$—	$—
Interest rate cap contracts	(117)	(357)	Interest expense	(50)	—	Interest expense	—	—

Six Months Ended June 30,
Interest rate swap contracts	$(336)	$(5,551)	Interest expense	$(545)	$(566)	Interest expense	$—	$—
Interest rate cap contracts	(201)	(1,090)	Interest expense	(93)	—	Interest expense	—	—

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized to other income and expense. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of June 30, 2017, a total of 53 contracts were offsetting our exposures from the euro, Saudi Riyal, Indian Rupee, Chinese Yuan, Indonesian Rupiah, and various other currencies, with notional amounts ranging from $118,000 to $45.5 million.

The effect of our derivative instruments not designated as hedges on the Consolidated Statements of Operations was as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Location	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
		2017	2016
Three Months Ended June 30,		(in thousands)
Foreign exchange forward contracts	Other income (expense), net	$(2,063)	$856
Interest rate cap contracts	Interest expense	(175)	—

Six Months Ended June 30,
Foreign exchange forward contracts	Other income (expense), net	$(3,805)	$1
Interest rate cap contracts	Interest expense	(301)	—

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

Amounts recognized on the Consolidated Balance Sheets consist of:

	June 30, 2017	December 31, 2016
	(in thousands)
Assets
Plan assets in other long-term assets	$702	$654

Liabilities
Current portion of pension benefit obligation in wages and benefits payable	3,340	3,202
Long-term portion of pension benefit obligation	93,263	84,498

Pension benefit obligation, net	$95,901	$87,046

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

Net periodic pension benefit costs for our plans include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Service cost	$924	$941	$1,852	$1,927
Interest cost	535	650	1,060	1,283
Expected return on plan assets	(147)	(133)	(293)	(259)
Settlements and other	—	(4)	—	(7)
Amortization of actuarial net loss	403	334	794	661
Amortization of unrecognized prior service costs	15	16	30	31
Net periodic benefit cost	$1,730	$1,804	$3,443	$3,636

Note 9:    Stock-Based Compensation

We maintain the Second Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan), which allows us to grant equity-based compensation awards, including stock options, restricted stock units, phantom stock, and unrestricted stock units. Under the Stock Incentive Plan, we have 10,473,956 shares of common stock reserved and authorized for issuance subject to stock splits, dividends, and other similar events. At June 30, 2017, 4,647,815 shares were available for grant under the Stock Incentive Plan. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied. These shares are subject to a fungible share provision such that the authorized share reserve is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

We also periodically award phantom stock units, which are settled in cash upon vesting and accounted for as liability-based awards with no impact to the shares available for grant.

In addition, we maintain the Employee Stock Purchase Plan (ESPP), for which approximately 355,000 shares of common stock were available for future issuance at June 30, 2017.

Unrestricted stock and ESPP activity for the three and six months ended June 30, 2017 and 2016 was not significant.

Stock-Based Compensation Expense
Total stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Stock options	$598	$585	$1,257	$1,139
Restricted stock units	4,071	3,143	8,368	6,239
Unrestricted stock awards	255	250	510	500
Phantom stock units	492	211	884	287
Total stock-based compensation	$5,416	$4,189	$11,019	$8,165

Related tax benefit	$1,100	$1,296	$2,328	$2,504

Stock Options
A summary of our stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2016	1,180	$48.31	5.7	$405
Granted	185	40.04			$13.15
Exercised	(34)	35.29		195
Forfeited	(36)	35.29
Expired	(147)	62.50
Outstanding, June 30, 2016	1,148	$45.95	6.0	$3,700

Outstanding, January 1, 2017	959	$45.64	6.6	$19,125
Granted	132	65.80			$21.99
Exercised	(34)	37.58		933
Forfeited	(35)	47.38
Expired	(47)	67.43
Outstanding, June 30, 2017	975	$47.54	6.7	$21,680

Exercisable June 30, 2017	632	$47.38	5.5	$14,846

Expected to vest, June 30, 2017	343	$47.85	8.8	$6,834

At June 30, 2017, total unrecognized stock-based compensation expense related to nonvested stock options was $4.2 million, which is expected to be recognized over a weighted average period of approximately 1.8 years.

The weighted-average assumptions used to estimate the fair value of stock options granted and the resulting weighted average fair value are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected volatility	30.8%	—%	32.6%	33.5%
Risk-free interest rate	1.8%	—%	2.0%	1.3%
Expected term (years)	5.5	—	5.5	5.5

Weighted average fair value	$21.71	$—	$21.99	$13.15

Restricted Stock Units
The following table summarizes restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	(in thousands)		(in thousands)
Outstanding, January 1, 2016	756
Granted	172	$40.02
Released	(270)		$10,429
Forfeited	(42)
Outstanding, June 30, 2016	616

Outstanding, January 1, 2017	701	$38.04
Granted	140	65.48
Released	(328)	38.26	$12,533
Forfeited	(19)	43.60
Outstanding, June 30, 2017	494	45.58

Vested but not released, June 30, 2017	7		$447

Expected to vest, June 30, 2017	403		$27,332

At June 30, 2017, total unrecognized compensation expense on restricted stock units was $30.2 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

The weighted-average assumptions used to estimate the fair value of performance-based restricted stock units granted and the resulting weighted average fair value are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Expected volatility	28.0%	—%	28.0%	30.0%
Risk-free interest rate	1.4%	—%	1.1%	0.7%
Expected term (years)	2.5	—	1.7	1.8

Weighted average fair value	$75.58	$—	$77.65	$44.77

Phantom Stock Units
The following table summarizes phantom stock unit activity:

	Number of Phantom Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding, January 1, 2016	—
Granted	63	$40.11
Forfeited	(1)
Outstanding, June 30, 2016	62

Expected to vest, June 30, 2016	55

Outstanding, January 1, 2017	62	$40.11
Granted	32	65.55
Released	(20)	40.11
Forfeited	(6)	40.05
Outstanding, June 30, 2017	68	52.18

Expected to vest, June 30, 2017	68

At June 30, 2017, total unrecognized compensation expense on phantom stock units was $3.9 million, which is expected to be recognized over a weighted average period of approximately 2.0 years. As of June 30, 2017 and December 31, 2016, we have recognized a phantom stock liability of $0.7 million and $1.0 million, respectively, within wages and benefits payable in the Consolidated Balance Sheets.

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

Excess tax benefits and tax deficiencies resulting from employee share-based payments have been recognized as income tax provision or benefit in the 2017 Consolidated Statement of Operations pursuant to the adoption of ASU 2016-09 (see Note 1).

Our tax expense for the three and six months ended June 30, 2017 differed from the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions, a benefit related to excess tax benefits under ASU 2016-09, and losses experienced in jurisdictions with valuation allowances on deferred tax assets.

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

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense recognized were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Net interest and penalties expense	$207	$233	$413	$332

Accrued interest and penalties recognized were as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Accrued interest	$3,435	$2,473
Accrued penalties	2,509	2,329

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate were as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Unrecognized tax benefits related to uncertain tax positions	$64,396	$57,626
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	63,067	56,411

At June 30, 2017, we are under examination by certain tax authorities for the 2000 to 2015 tax years. The material jurisdictions where we are subject to examination include, among others, the United States, France, Germany, Italy, Brazil and the United Kingdom. No material changes have occurred to previously disclosed assessments. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

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

Our available lines of credit, outstanding standby LOCs, and performance bonds were as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
Credit facilities
Multicurrency revolving line of credit	$500,000	$500,000
Long-term borrowings	(122,497)	(97,167)
Standby LOCs issued and outstanding	(28,723)	(46,103)

Net available for additional borrowings under the multi-currency revolving line of credit	$348,780	$356,730
Net available for additional standby LOCs under sub-facility	221,277	203,897

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$106,113	$91,809
Standby LOCs issued and outstanding	(22,838)	(21,734)
Short-term borrowings	(1,094)	(69)
Net available for additional borrowings and LOCs	$82,181	$70,006

Unsecured surety bonds in force	$48,879	$48,221

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

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Beginning balance	$41,536	$50,742	$43,302	$54,512
New product warranties	1,568	1,501	3,929	3,905
Other adjustments and expirations	219	1,001	1,901	2,035
Claims activity	(4,248)	(7,613)	(10,599)	(15,003)
Effect of change in exchange rates	735	(174)	1,277	8
Ending balance	39,810	45,457	39,810	45,457
Less: current portion of warranty	25,584	26,825	25,584	26,825
Long-term warranty	$14,226	$18,632	$14,226	$18,632

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to extended warranty contracts, insurance recoveries, and other changes and adjustments to warranties. Warranty expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Total warranty expense	$(6,213)	$2,502	$(2,170)	$5,940

Warranty expense decreased during the three and six months ended June 30, 2017 compared with the same periods in 2016 primarily due to an insurance recovery in our Water segment of $8.0 million. This recovery is associated with warranty costs previously recognized as a result of our 2015 product replacement notification to customers who had purchased certain communication modules.

Unearned Revenue Related to Extended Warranty
A summary of changes to unearned revenue for extended warranty contracts is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Beginning balance	$30,898	$33,498	$31,549	$33,654
Unearned revenue for new extended warranties	382	433	704	1,014
Unearned revenue recognized	(1,062)	(878)	(2,067)	(1,735)
Effect of change in exchange rates	53	15	85	135
Ending balance	30,271	33,068	30,271	33,068
Less: current portion of unearned revenue for extended warranty	4,325	3,951	4,325	3,951
Long-term unearned revenue for extended warranty within other long-term obligations	$25,946	$29,117	$25,946	$29,117

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

Plan costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Plan costs	$6,742	$6,859	$15,496	$13,633

The IBNR accrual, which is included in wages and benefits payable, was as follows:

	June 30, 2017	December 31, 2016
	(in thousands)
IBNR accrual	$2,650	$2,441

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

The total expected restructuring costs, the restructuring costs recognized during the six months ended June 30, 2017, and the remaining expected restructuring costs as of June 30, 2017 related to the 2016 Projects are as follows:

	Total Expected Costs at June 30, 2017	Costs Recognized in Prior Periods	Costs Recognized During the Six Months Ended June 30, 2017	Expected Remaining Costs to be Recognized at June 30, 2017
	(in thousands)
Employee severance costs	$45,193	$39,686	$5,507	$—
Asset impairments & net loss on sale or disposal	7,299	7,219	80	—
Other restructuring costs	15,397	889	2,508	12,000
Total	$67,889	$47,794	$8,095	$12,000

Segments:
Electricity	$11,157	$8,827	$330	$2,000
Gas	32,891	23,968	5,423	3,500
Water	21,074	13,061	2,013	6,000
Corporate unallocated	2,767	1,938	329	500
Total	$67,889	$47,794	$8,095	$12,000

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

The following table summarizes the activity within the restructuring related balance sheet accounts for the 2016 and 2014 Projects during the six months ended June 30, 2017:

	Accrued Employee Severance	Asset Impairments & Net Loss on Sale or Disposal	Other Accrued Costs	Total
	(in thousands)
Beginning balance, January 1, 2017	$45,368	$—	$2,602	$47,970
Costs charged to expense	5,507	80	2,508	8,095
Cash payments	(7,275)	—	(2,330)	(9,605)
Non-cash items	—	(80)	—	(80)
Effect of change in exchange rates	2,963	—	4	2,967
Ending balance, June 30, 2017	$46,563	$—	$2,784	$49,347

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

The current restructuring liabilities were $35.7 million and $26.2 million as of June 30, 2017 and December 31, 2016. The current restructuring liabilities are classified within other current liabilities on the Consolidated Balance Sheets. The long-term restructuring liabilities balances were $13.6 million and $21.8 million as of June 30, 2017 and December 31, 2016. The long-term restructuring liabilities are classified within other long-term obligations on the Consolidated Balance Sheets, and include facility exit costs and severance accruals.

Note 13:    Shareholders' Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock would be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at June 30, 2017 and December 31, 2016.

Stock Repurchase Authorization
On February 23, 2017, Itron's Board of Directors authorized the Company to repurchase up to $50 million of our common stock over a 12-month period, beginning February 23, 2017. We did not repurchase any shares of common stock during the three and six months ended June 30, 2017.

Other Comprehensive Income (Loss)
The before-tax amount, income tax (provision) benefit, and net-of-tax amount related to each component of OCI were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Before-tax amount
Foreign currency translation adjustment	$20,520	$(6,730)	$35,586	$3,728
Foreign currency translation adjustment reclassified into net income	—	(1,407)	—	(1,407)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(634)	(2,128)	(537)	(6,641)
Net hedging loss reclassified into net income	259	280	637	566
Net defined benefit plan gain (loss) reclassified to net income	418	(340)	824	(795)
Total other comprehensive income (loss), before tax	20,563	(10,325)	36,510	(4,549)

Tax (provision) benefit
Foreign currency translation adjustment	(73)	(243)	(123)	(595)
Foreign currency translation adjustment reclassified into net income	—	—	—	—
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	244	830	207	2,561
Net hedging loss reclassified into net income	(100)	(108)	(246)	(218)
Net defined benefit plan gain (loss) reclassified to net income	(225)	49	(230)	186
Total other comprehensive income (loss) tax benefit	(154)	528	(392)	1,934

Net-of-tax amount
Foreign currency translation adjustment	20,447	(6,973)	35,463	3,133
Foreign currency translation adjustment reclassified into net income	—	(1,407)	—	(1,407)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(390)	(1,298)	(330)	(4,080)
Net hedging loss reclassified into net income	159	172	391	348
Net defined benefit plan gain (loss) reclassified to net income	193	(291)	594	(609)
Total other comprehensive income (loss), net of tax	$20,409	$(9,797)	$36,118	$(2,615)

The changes in the components of AOCI, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Benefit Obligation Adjustments	Total
	(in thousands)
Balances at January 1, 2016	$(158,009)	$318	$(14,380)	$(28,536)	$(200,607)
OCI before reclassifications	3,133	(4,080)	—	(87)	(1,034)
Amounts reclassified from AOCI	(1,407)	348	—	(522)	(1,581)
Total other comprehensive income (loss)	1,726	(3,732)	—	(609)	(2,615)
Balances at June 30, 2016	$(156,283)	$(3,414)	$(14,380)	$(29,145)	$(203,222)

Balances at January 1, 2017	$(182,986)	$43	$(14,380)	$(32,004)	$(229,327)
OCI before reclassifications	35,463	(330)	—	—	35,133
Amounts reclassified from AOCI	—	391	—	594	985
Total other comprehensive income (loss)	35,463	61	—	594	36,118
Balances at June 30, 2017	$(147,523)	$104	$(14,380)	$(31,410)	$(193,209)

Note 14:    Fair Values of Financial Instruments

The following table presents the fair values of our financial instruments:

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Assets
Cash and cash equivalents	$127,880	$127,880	$133,565	$133,565
Foreign exchange forwards	62	62	169	169
Interest rate swaps	1,219	1,219	1,830	1,830
Interest rate caps	444	444	946	946

Liabilities
Credit facility
USD denominated term loan	$202,500	$200,309	$208,125	$205,676
Multicurrency revolving line of credit	122,497	120,688	97,167	95,906
Interest rate swaps	114	114	934	934
Foreign exchange forwards	382	382	449	449

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

The fair values at June 30, 2017 and December 31, 2016 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

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

Revenues, gross profit, and operating income associated with our segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Revenues
Electricity	$250,332	$232,823	$489,083	$450,118
Gas	138,700	150,266	262,911	289,522
Water	114,050	129,935	228,680	270,974
Total Company	$503,082	$513,024	$980,674	$1,010,614

Gross profit
Electricity	$78,595	$70,892	$145,787	$135,478
Gas	50,272	53,483	100,776	102,060
Water	48,993	45,330	88,522	95,370
Total Company	$177,860	$169,705	$335,085	$332,908

Operating income (loss)
Electricity	$17,653	$20,008	$34,515	$30,640
Gas	16,563	25,376	37,819	41,675
Water	16,686	14,177	25,421	32,253
Corporate unallocated	(14,080)	(24,088)	(30,891)	(45,521)
Total Company	36,822	35,473	66,864	59,047
Total other income (expense)	(5,255)	(2,778)	(10,236)	(6,942)
Income before income taxes	$31,567	$32,695	$56,628	$52,105

For the three and six months ended June 30, 2017, one customer represented 22% and 20%, respectively, of total Electricity segment revenues. For the three months ended June 30, 2017, one customer represented 11% of total company revenues. For the six months ended June 30, 2017, no single customer represented more than 10% of total company revenues. For the three and six months ended June 30, 2017, no single customer represented more than 10% of the Gas or Water operating segment revenues.

For the three and six months ended June 30, 2016, one customer represented 12% and 13%, respectively, of total Electricity segment revenues. For the three and six months ended June 30, 2016, no single customer represented more than 10% of the Gas or Water operating segment revenues, or total company revenues.

During the three months ended June 30, 2017, we recognized an insurance recovery in our Water segment associated with warranty costs recognized as a result of our 2015 product replacement notification to customers who had purchased certain communication modules. As a result, gross profit increased $8.0 million for the three and six months ended June 30, 2017. After adjusting for the tax impact, the recovery resulted in an increase of $0.13 and $0.12 to basic and diluted earnings per share, respectively, for the three months ended June 30, 2017, and $0.13 for both basic and diluted earnings per share for the six months ended June 30, 2017.

Revenues by region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
United States and Canada	$295,737	$278,315	$564,834	$540,352
Europe, Middle East, and Africa	158,766	187,848	321,581	383,558
Other(1)	48,579	46,861	94,259	86,704
Total revenues	$503,082	$513,024	$980,674	$1,010,614

(1)	The Other region includes our operations in Latin America and Asia Pacific.

Depreciation and amortization expense associated with our segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Electricity	$5,774	$7,771	$11,085	$15,033
Gas	4,503	4,968	8,747	9,889
Water	3,887	4,636	7,846	9,018
Corporate unallocated	926	1,432	1,790	1,541
Total Company	$15,090	$18,807	$29,468	$35,481

Note 16:    Business Combinations

On June 1, 2017, we completed the acquisition of Comverge, which was financed through borrowings on our multicurrency revolving line of credit and cash on hand. Comverge is a leading provider of integrated demand response, and customer engagement solutions that enable electric utilities to ensure grid reliability, lower energy costs for consumers, meet regulatory demands, and enhance the customer experience. Comverge's technologies are complementary to our Electricity segment's growing software and services offerings, and will help optimize grid performance and reliability.

The preliminary purchase price of Comverge is $99.5 million in cash, net of $18.2 million of cash and cash equivalents acquired. We have made a preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on estimated fair value assessments. We are continuing to collect information to determine the fair values of intangible assets, working capital, and deferred income taxes, all of which would affect goodwill. The fair values of these assets and liabilities are provisional until we are able to complete our assessment. The following reflects our preliminary allocation of purchase price as of June 1, 2017:

	Fair Value	Weighted Average Useful Life
	(in thousands)	(in years)
Current assets	$15,118
Property, plant, and equipment	2,275
Other long-term assets	832

Identified intangible assets
Core-developed technology	19,250	8
Customer contracts and relationships	12,230	10
Trademarks and trade names	4,310	15
Total identified intangible assets subject to amortization	35,790	10
In-process research and development (IPR&D)	710
Total identified intangible assets	36,500

Goodwill	60,286
Current liabilities	(10,787)
Long-term liabilities	(4,747)
Total net assets acquired	$99,477

The fair values for the identified core-developed technology, trademarks, and IPR&D intangible assets were estimated using the income approach. Under the income approach, the fair value reflects the present value of the projected cash flows that are expected to be generated. Core-developed technology represents the fair values of Comverge products that have reached technological feasibility and were part of Comverge's product offerings at the date of the acquisition. Customer contracts and relationships represent the fair value of the relationships developed with its customers, including the backlog, and these were valued utilizing the replacement cost method, which measures the value of an asset based on the cost to replace the existing asset. The core-developed technology, trademarks, and IPR&D intangible assets valued using the income approach will be amortized using the estimated discounted cash flows assumed in the valuation models. Customer contracts and relationships will be amortized using the straight-line method.

IPR&D assets acquired represent the fair value of Comverge research and development projects that have not yet reached technological feasibility. These projects are expected to be completed in the next six months. Incremental costs to be incurred for these projects, currently estimated at $0.8 million, will be recognized as incurred in the product development line item of the Statement of Operations.

Goodwill of $60.3 million arising from the acquisition consists largely of the synergies expected from combining the operations of Itron and Comverge, as well as certain intangible assets that do not qualify for separate recognition. All of the goodwill balance was assigned to the Electricity reporting unit and segment. We will not be able to deduct any of the goodwill balance for income tax purposes.

The following table presents the revenues and net income from Comverge's operations that are included in our Consolidated Statements of Operations:

June 1, 2017 - June 30, 2017
(in thousands)
Revenues	$4,796
Net income (loss)	(1,786)

The following supplemental pro forma results are based on the individual historical results of Itron and Comverge, with adjustments to give effect to the combined operations as if the acquisition had been consummated on January 1, 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	( in thousands)
Revenues	$511,024	$527,754	$1,002,786	$1,038,934
Net income	18,954	19,639	34,061	24,755

The significant nonrecurring adjustments reflected in the proforma schedule above are not considered material and include the following:

•	Elimination of transaction costs incurred by Comverge and Itron prior to the acquisition completion

•	Reclassification of acquisition and integration related expenses incurred after the acquisition to the appropriate periods assuming the acquisition closed on January 1, 2016

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

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, revenues, earnings growth, liquidity, restructuring, and other items. This document reflects our current plans and expectations and is based on information currently available as of the date of this Quarterly Report on Form 10-Q. When we use the words “expect,” “intend,” “anticipate,” “believe,” “plan,” “project,” “estimate,” “future,” “objective,” “may,” “will,” “will continue,” and similar expressions, they are intended to identify forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. Although we believe that these assumptions and estimates are reasonable, any of these assumptions and estimates could prove to be inaccurate and the forward looking statements based on them could be incorrect and cause our actual results to vary materially from expected results. Our operations involve risks and uncertainties which could materially affect our results of operations and whether the forward looking statements ultimately prove to be correct. These risks and uncertainties include 1) the rate and timing of customer demand for our products, 2) failure to meet performance or delivery milestones in customer contracts, 3) changes in estimated liabilities for product warranties and/or litigation, 4) rescheduling or cancellations of current customer orders and commitments, 5) our dependence on customers' acceptance of new products and their performance, 6) competition, 7) changes in foreign currency exchange rates and interest rates, 8) changes in domestic and international laws and regulations, 9) international business risks, 10) future business combinations and integrations, 11) key personnel who are critical to the success of our business, 12) our own and our customers' or suppliers' access to and cost of capital, and 13) other factors. For a more complete description of these and other risks, refer to Item 1A: “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 1, 2017 and our other reports on file with the SEC. We do not undertake any obligation to update or revise any forward looking statement in this document.

Overview

We are a technology company, offering end-to-end solutions to enhance productivity and efficiency, primarily focused on utilities and municipalities around the globe. Our solutions generally include robust industrial grade networks, smart meters, meter data management software, and knowledge application solutions, which bring additional value to the customer. Our professional services help our customers project-manage, install, implement, operate, and maintain their systems. We operate under the Itron brand worldwide and manage and report under three operating segments, Electricity, Gas, and Water. Our Water operating segment includes both our global water and heat solutions. This structure allows each segment to develop its own go-to-market strategy, prioritize its marketing and product development requirements, and focus on its strategic investments. Our sales, marketing, and delivery functions are managed under each segment. Our product development and manufacturing operations are managed on a worldwide basis to promote a global perspective in our operations and processes and yet maintain responsiveness to the market.

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

Refer to the Non-GAAP Measures section below on pages 42-44 for information about these non-GAAP measures and the detailed reconciliation of items that impacted free cash flow, non-GAAP operating expense, non-GAAP operating income, non-GAAP net income, adjusted EBITDA, and non-GAAP diluted EPS in the presented periods.

Total Company Highlights and Unit Shipments

Highlights and significant developments for the three months ended June 30, 2017

•	Revenues were $503.1 million compared with $513.0 million in the same period last year, a decrease of $9.9 million, or 2%.

•	Gross margin was 35.4% compared with 33.1% in the same period last year.

•	Operating expenses increased $6.8 million, or 5%, compared with the same period last year.

•	Net income attributable to Itron, Inc. was $14.1 million compared with $19.9 million in the same period last year.

•	Adjusted EBITDA improved to $59.7 million, an increase of $7.9 million compared with the same period last year.

•	GAAP diluted EPS decreased by $0.16 to $0.36 compared with the same period last year.

•	Non-GAAP diluted EPS improved by $0.06 to $0.71 compared with the same period last year. This is the eighth consecutive quarter we have improved non-GAAP diluted EPS as compared with the prior year.

Highlights and significant developments for the six months ended June 30, 2017

•	Revenues were $980.7 million compared with $1.0 billion in the same period last year, a decrease of $29.9 million, or 3%.

•	Gross margin was 34.2% compared with 32.9% in the same period last year.

•	Operating expenses were $5.6 million lower, or 2% compared with the same period last year.

•	Net income attributable to Itron, Inc. was $29.9 million compared with $30.0 million for the same period last year.

•	Adjusted EBITDA increased $12.7 million, or 14% compared with the same period last year.

•	GAAP diluted EPS decreased $0.02 to $0.76 compared with the same period last year.

•	Non-GAAP diluted EPS improved $0.19 to $1.28 compared with the same period last year.

•	Total backlog was $1.6 billion and twelve-month backlog was $860 million at June 30, 2017.

On June 1, 2017, we completed the acquisition of Comverge by purchasing its parent Peak Holding Corp. (Comverge). Comverge is an industry leading provider of integrated cloud-based demand response, energy efficiency and customer engagement solutions that allow electric utilities to improve grid reliability, lower energy costs, meet regulatory demands, and enhance customer experience. This acquisition provides opportunities to combine our technologies and continues our focus on transitioning from a hardware manufacturer into a total solutions provider, delivering even more value to our customers.

The acquisition resulted in the recognition of $36.5 million in intangible assets that will be amortized over 8-15 years, and goodwill in our Electricity reporting unit of $60.3 million. We anticipate this acquisition will have minimal impact on our 2017 diluted EPS and it will be accretive in 2018. Comverge contributed $4.8 million in revenue after the acquisition on June 1, 2017. For further discussion of the Comverge acquisition, refer to Item 1: “Financial Statements, Note 16: Business Combinations.”

The following table summarizes the changes in GAAP and Non-GAAP financial measures:

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
	(in thousands, except margin and per share data)
GAAP
Revenues	$503,082	$513,024	(2)%	$980,674	$1,010,614	(3)%
Gross profit	177,860	169,705	5%	335,085	332,908	1%
Operating expenses	141,038	134,232	5%	268,221	273,861	(2)%
Operating income	36,822	35,473	4%	66,864	59,047	13%
Other income (expense)	(5,255)	(2,778)	89%	(10,236)	(6,942)	47%
Income tax provision	(16,560)	(12,193)	36%	(25,607)	(20,819)	23%
Net income attributable to Itron, Inc.	14,097	19,917	(29)%	29,942	30,006	—%

Non-GAAP(1)
Non-GAAP operating expenses	$124,557	$128,083	(3)%	$243,806	$259,262	(6)%
Non-GAAP operating income	53,303	41,622	28%	91,279	73,646	24%
Non-GAAP net income attributable to Itron, Inc.	27,924	25,144	11%	50,110	41,975	19%
Adjusted EBITDA	59,664	51,784	15%	104,724	92,060	14%

GAAP Margins and Earnings Per Share
Gross margin	35.4%	33.1%		34.2%	32.9%
Operating margin	7.3%	6.9%		6.8%	5.8%
Basic EPS	$0.36	$0.52		$0.78	$0.79
Diluted EPS	0.36	0.52		0.76	0.78

Non-GAAP Earnings Per Share(1)
Non-GAAP diluted EPS	$0.71	$0.65		$1.28	$1.09

(1)
These measures exclude certain expenses that we do not believe are indicative of our core operating results. See pages 42-44 for information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

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

Our revenue is driven significantly by sales of meters and communication modules. A summary of our meter and communication module shipments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(units in thousands)
Meters
Standard	4,350	4,130	8,360	8,500
Smart	2,570	2,320	5,010	4,510
Total meters	6,920	6,450	13,370	13,010

Stand-alone communication modules
Smart	1,530	1,440	2,930	2,900

Results of Operations

Revenue and Gross Margin

The actual results and effects of changes in foreign currency exchange rates in revenues and gross profit were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended June 30,
	2017	2016
	(in thousands)
Total Company
Revenues	$503,082	$513,024	$(6,439)	$(3,503)	$(9,942)
Gross profit	177,860	169,705	(1,992)	10,147	8,155

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Six Months Ended June 30,
	2017	2016
	(in thousands)
Total Company
Revenues	$980,674	$1,010,614	$(11,724)	$(18,216)	$(29,940)
Gross profit	335,085	332,908	(4,268)	6,445	2,177

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues
Revenues decreased $9.9 million and $29.9 million, or 2% and 3%, for the three and six months ended June 30, 2017, compared with the same periods in 2016. For the three months ended June 30, 2017, revenues in the Electricity segment increased by $17.5 million, while revenues decreased in the Gas and Water segments $11.6 million and $15.9 million, respectively, compared with the same period in 2016. For the six months ended June 30, 2017, revenues in the Electricity segment increased by $39.0 million, while revenues decreased in the Gas and Water segments $26.6 million and $42.3 million, respectively, compared with the same period in 2016. The effect of changes in foreign currency exchange rates unfavorably impacted revenues for the three and six months ended June 30, 2017 by $6.4 million and $11.7 million, respectively.

For the three months ended June 30, 2017, one customer represented 11% of total company revenues. No customer represented more than 10% of total revenues for the six months ended June 30, 2017 or the three and six months ended June 30, 2016. Our 10 largest customers accounted for 35% and 33% of total revenues during the three and six months ended June 30, 2017, respectively, and 32% and 30% of total revenues during the three and six months ended June 30, 2016, respectively.

Gross Margin
Gross margin for the second quarter of 2017 was 35.4%, compared with 33.1% for the same period in 2016. The increased gross margin was primarily driven by an $8.0 million insurance recovery in our Water segment and improved product mix. This recovery relates to warranty costs previously recognized as a result of the 2015 product replacement notification to customers who had purchased certain communication modules, which favorably impacted second quarter margins by approximately 160 basis points.

Gross margin for the six months ended June 30, 2017 was 34.2%, compared with 32.9% for the same period in 2016. Gross margin improved due to the Water segment insurance recovery and improved product mix in our Gas and Water segments. The Water segment insurance recovery contributed approximately 80 basis points to the margin improvement.

Operating Expenses

The actual results and effects of changes in foreign currency exchange rates in operating expenses were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended June 30,
	2017	2016
	(in thousands)
Total Company
Sales and marketing	$44,753	$39,376	$(507)	$5,884	$5,377
Product development	43,111	43,354	(506)	263	(243)
General and administrative	43,161	45,328	(258)	(1,909)	(2,167)
Amortization of intangible assets	4,970	7,796	(176)	(2,650)	(2,826)
Restructuring	5,043	(1,622)	(393)	7,058	6,665
Total Operating expenses	$141,038	$134,232	$(1,840)	$8,646	$6,806

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Six Months Ended June 30,
	2017	2016
	(in thousands)
Total Company
Sales and marketing	$86,221	$80,143	$(838)	$6,916	$6,078
Product development	83,979	88,700	(1,120)	(3,601)	(4,721)
General and administrative	80,407	90,397	291	(10,281)	(9,990)
Amortization of intangible assets	9,519	14,006	(340)	(4,147)	(4,487)
Restructuring	8,095	615	(588)	8,068	7,480
Total Operating expenses	$268,221	$273,861	$(2,595)	$(3,045)	$(5,640)

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Operating expenses increased $6.8 million for the three months ended June 30, 2017 as compared with the same period in 2016. The increase was primarily due to increases in restructuring and sales and marketing expenses. During the same period in 2016, there were higher legal and professional services fees, which partially offset expenses associated with the acquisition and integration of Comverge in 2017. These expenses were recognized as general and administrative expenses.

Operating expenses decreased $5.6 million for the six months ended June 30, 2017 as compared with the same period in 2016. The decrease was primarily related to decreases in general and administrative and product development expenses, partially offset by increases in restructuring and sales and marketing expenses. General and administrative expenses decreased due to reduced legal and professional services fees as compared with 2016, more than offsetting acquisition and integration expenses associated with Comverge in 2017.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2017	2016		2017	2016
	(in thousands)			(in thousands)
Interest income	$470	$221	113%	$739	$492	50%
Interest expense	(2,609)	(2,477)	5%	(5,017)	(5,119)	(2)%
Amortization of prepaid debt fees	(267)	(258)	3%	(533)	(534)	—%
Other income (expense), net	(2,849)	(264)	979%	(5,425)	(1,781)	205%
Total other income (expense)	$(5,255)	$(2,778)	89%	$(10,236)	$(6,942)	47%

Total other income (expense) for the three and six months ended June 30, 2017 was a net expense of $5.3 million and $10.2 million, respectively, compared with $2.8 million and $6.9 million in the same period in 2016. The change in other income (expense), net, for the three and six months ended June 30, 2017 as compared with the same period in 2016 was a result of fluctuations in the recognized foreign currency exchange gains and losses due to balances denominated in a currency other than the reporting entity's functional currency.

Income Tax Provision

For the three and six months ended June 30, 2017, our income tax provision was $16.6 million and $25.6 million compared with $12.2 million and $20.8 million for the same period in 2016. Our tax rate for the three and six months ended June 30, 2017 of 52% and 45% differed from the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions, a benefit related to excess tax benefits under ASU 2016-09, and losses experienced in jurisdictions with valuation allowances on deferred tax assets. Our tax rate for the three and six months ended June 30, 2016 of 37% and 40% differed from the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions and losses experienced in jurisdictions with valuation allowances on deferred tax assets.

Operating Segment Results

For a description of our operating segments, refer to Item 1: “Financial Statements Note 15: Segment Information.”

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	% Change		2017	2016	% Change
Segment Revenues	(in thousands)				(in thousands)
Electricity	$250,332	$232,823	8%		$489,083	$450,118	9%
Gas	138,700	150,266	(8)%		262,911	289,522	(9)%
Water	114,050	129,935	(12)%		228,680	270,974	(16)%
Total revenues	$503,082	$513,024	(2)%		$980,674	$1,010,614	(3)%

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Electricity	$78,595	31.4%	$70,892	30.4%	$145,787	29.8%	$135,478	30.1%
Gas	50,272	36.2%	53,483	35.6%	100,776	38.3%	102,060	35.3%
Water	48,993	43.0%	45,330	34.9%	88,522	38.7%	95,370	35.2%
Total gross profit and margin	$177,860	35.4%	$169,705	33.1%	$335,085	34.2%	$332,908	32.9%

	Three Months Ended June 30,				Six Months Ended June 30,
	2017	2016	% Change		2017	2016	% Change
Segment Operating Expenses	(in thousands)				(in thousands)
Electricity	$60,942	$50,884	20%		$111,272	$104,838	6%
Gas	33,709	28,107	20%		62,957	60,385	4%
Water	32,307	31,153	4%		63,101	63,117	—%
Corporate unallocated	14,080	24,088	(42)%		30,891	45,521	(32)%
Total operating expenses	$141,038	$134,232	5%		$268,221	$273,861	(2)%

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss) and Operating Margin	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Electricity	$17,653	7.1%	$20,008	8.6%	$34,515	7.1%	$30,640	6.8%
Gas	16,563	11.9%	25,376	16.9%	37,819	14.4%	41,675	14.4%
Water	16,686	14.6%	14,177	10.9%	25,421	11.1%	32,253	11.9%
Corporate unallocated	(14,080)		(24,088)		(30,891)		(45,521)
Total Company	$36,822	7.3%	$35,473	6.9%	$66,864	6.8%	$59,047	5.8%

Electricity

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Electricity segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended June 30,
	2017	2016
	(in thousands)
Electricity Segment
Revenues	$250,332	$232,823	$(2,426)	$19,935	$17,509
Gross profit	78,595	70,892	(769)	8,472	7,703
Operating expenses	60,942	50,884	(678)	10,736	10,058

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Six Months Ended June 30,
	2017	2016
	(in thousands)
Electricity Segment
Revenues	$489,083	$450,118	$(3,726)	$42,691	$38,965
Gross profit	145,787	135,478	(1,810)	12,119	10,309
Operating expenses	111,272	104,838	(1,014)	7,448	6,434

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues - Three months ended June 30, 2017 vs. Three months ended June 30, 2016
Revenues increased $17.5 million, or 8%, for the three months ended June 30, 2017, compared with the same period in 2016. This increase was primarily driven by increased product and services revenue in North America, partially offset by decreased revenues in our Europe, Middle East, and Africa (EMEA) region.

For the three months ended June 30, 2017 and 2016, one customer represented 22% and 12%, respectively, of total Electricity segment revenues.

Revenues - Six months ended June 30, 2017 vs. Six months ended June 30, 2016
Revenues increased $39.0 million, or 9%, for the six months ended June 30, 2017, compared with the same period in 2016. This increase was primarily driven by increased product revenues in our North America and Asia/Pacific regions, partially offset by decreased revenues in EMEA.

For the six months ended June 30, 2017 and 2016, one customer represented 20% and 13%, respectively, of total Electricity segment revenues.

Gross Margin - Three months ended June 30, 2017 vs. Three months ended June 30, 2016
Gross margin was 31.4% for the three months ended June 30, 2017, compared with 30.4% for the same period in 2016. The 100 basis point increase over the prior year was primarily the result of favorable product mix.

Gross Margin - Six months ended June 30, 2017 vs. Six months ended June 30, 2016
Gross margin was 29.8% for the six months ended June 30, 2017, compared with 30.1% for the same period in 2016. The 30 basis point decrease over the prior year was primarily the result of unfavorable product mix in the first quarter of 2017.

Operating Expenses - Three months ended June 30, 2017 vs. Three months ended June 30, 2016
Operating expenses increased $10.1 million, or 20%, for the three months ended June 30, 2017, compared with the same period in 2016. The increase was primarily a result of expenses associated with the acquisition and integration of Comverge included within general and administrative expenses.

Operating Expenses - Six months ended June 30, 2017 vs. Six months ended June 30, 2016
Operating expenses increased $6.4 million, or 6%, for the six months ended June 30, 2017, compared with the same period in 2016. The increase was primarily a result of acquisition and integration expenses related to the acquisition of Comverge.

Gas

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Gas segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended June 30,
	2017	2016
	(in thousands)
Gas Segment
Revenues	$138,700	$150,266	$(1,821)	$(9,745)	$(11,566)
Gross profit	50,272	53,483	(336)	(2,875)	(3,211)
Operating expenses	33,709	28,107	(613)	6,215	5,602

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Six Months Ended June 30,
	2017	2016
	(in thousands)
Gas Segment
Revenues	$262,911	$289,522	$(3,215)	$(23,396)	$(26,611)
Gross profit	100,776	102,060	(524)	(760)	(1,284)
Operating expenses	62,957	60,385	(1,143)	3,715	2,572

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues - Three months ended June 30, 2017 vs. Three months ended June 30, 2016
Revenues decreased $11.6 million, or 8%, for the three months ended June 30, 2017 compared with the same period in 2016. This was primarily related to decreases in product revenues in our EMEA region, partially offset by higher module shipments in North America.

No single customer represented more than 10% of the Gas operating segment revenues for the three months ended June 30, 2017 and 2016.

Revenues - Six months ended June 30, 2017 vs. Six months ended June 30, 2016
Revenues decreased $26.6 million, or 9%, for the six months ended June 30, 2017 compared with the same period in 2016. This was primarily related to decreases in product revenues in our North America and EMEA regions, partially offset by an increase in product revenue in our Latin America region.

No single customer represented more than 10% of the Gas operating segment revenues for the six months ended June 30, 2017 and 2016.

Gross Margin - Three months ended June 30, 2017 vs. Three months ended June 30, 2016
Gross margin was 36.2% for the three months ended June 30, 2017, compared with 35.6% for the same period in 2016. The 60 basis point increase was related to favorable product mix.

Gross Margin - Six months ended June 30, 2017 vs. Six months ended June 30, 2016
Gross margin was 38.3% for the six months ended June 30, 2017, compared with 35.3% for the same period in 2016. The 300 basis point increase was related to favorable product mix, partially offset by increased warranty expenses.

Operating Expenses - Three months ended June 30, 2017 vs. Three months ended June 30, 2016
Operating expenses increased $5.6 million, or 20%, for the three months ended June 30, 2017, compared with the same period in 2016. The increase was primarily driven by an increase in restructuring expense.

Operating Expenses - Six months ended June 30, 2017 vs. Six months ended June 30, 2016
Operating expenses increased $2.6 million, or 4%, for the six months ended June 30, 2017, compared with the same period in 2016. The increase was primarily due to increased restructuring expense.

Water

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Water segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended June 30,
	2017	2016
	(in thousands)
Water Segment
Revenues	$114,050	$129,935	$(2,192)	$(13,693)	$(15,885)
Gross profit	48,993	45,330	(886)	4,549	3,663
Operating expenses	32,307	31,153	(373)	1,527	1,154

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Six Months Ended June 30,
	2017	2016
	(in thousands)
Water Segment
Revenues	$228,680	$270,974	$(4,783)	$(37,511)	$(42,294)
Gross profit	88,522	95,370	(1,934)	(4,914)	(6,848)
Operating expenses	63,101	63,117	(692)	676	(16)

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues - Three months ended June 30, 2017 vs. Three months ended June 30, 2016
Revenues decreased $15.9 million, or 12%, for the three months ended June 30, 2017, compared with the second quarter of 2016. This was primarily due to lower product revenues in North America and EMEA and the timing of new tenders and customer orders in 2017.

No single customer represented more than 10% of the Water operating segment revenues for the three months ended June 30, 2017 and 2016.

Revenues - Six months ended June 30, 2017 vs. Six months ended June 30, 2016
Revenues decreased $42.3 million, or 16%, for the six months ended June 30, 2017, compared with the same period of 2016. This was primarily due to lower product revenues in North America and EMEA and the timing of new tenders and customer orders in 2017.

No single customer represented more than 10% of the Water operating segment revenues for the six months ended June 30, 2017 and 2016.

Gross Margin - Three months ended June 30, 2017 vs. Three months ended June 30, 2016
During the second quarter of 2017, gross margin increased to 43.0%, compared with 34.9% in 2016. The 810 basis point increase in gross margin was driven primarily by an insurance recovery in North America associated with warranty costs previously recognized as a result of our 2015 product replacement notification to customers who had purchased certain communication modules. This insurance recovery increased gross margin by 700 basis points.

Gross Margin - Six months ended June 30, 2017 vs. Six months ended June 30, 2016
During the first half of 2017, gross margin increased to 38.7%, compared with 35.2% in 2016. The increase in gross margin was driven by an insurance recovery in North America associated with warranty costs previously recognized as a result of our 2015 product replacement notification to customers who had purchased certain communication modules. This insurance recovery increased gross margin by 350 basis points.

Operating Expenses - Three months ended June 30, 2017 vs. Three months ended June 30, 2016
Operating expenses for the three months ended June 30, 2017 increased by $1.2 million, or 4%, compared with the second quarter of 2016. This was primarily due to increases in sales and marketing, restructuring, and general and administrative expenses.

Operating Expenses - Six months ended June 30, 2017 vs. Six months ended June 30, 2016
Operating expenses for the six months ended June 30, 2017 were consistent with the same period of 2016.

Corporate unallocated

Corporate Unallocated Expenses - Three months ended June 30, 2017 vs. Three months ended June 30, 2016
Operating expenses not directly associated with an operating segment are classified as “Corporate unallocated.” These expenses decreased by $10.0 million, or 42%, for the three months ended June 30, 2017 compared with the same period in 2016. The decrease was primarily due to lower professional service fees associated with audit, accounting, and legal services.

Corporate Unallocated Expenses - Six months ended June 30, 2017 vs. Six months ended June 30, 2016
Corporate unallocated expenses decreased by $14.6 million, or 32%, for the six months ended June 30, 2017 compared with the same period in 2016. The decrease was primarily due to lower professional service fees associated with audit, accounting, and legal services as compared with the same period in 2016.

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

Quarter Ended	Quarterly Bookings	Ending Total Backlog (1)	Ending 12-Month Backlog (2)
	(in millions)
June 30, 2017	$416	$1,629	$860
March 31, 2017	424	1,605	819
December 31, 2016	653	1,652	761
September 30, 2016	670	1,511	731
June 30, 2016	349	1,345	688

(1)	Ending total backlog includes $112.8 million related to Comverge as of June 30, 2017.

(2)	Ending 12-month backlog includes $43.9 million related to Comverge as of June 30, 2017.

Information on bookings by our operating segments is as follows:

Quarter Ended	Total Bookings	Electricity	Gas	Water
	(in millions)
June 30, 2017	$416	$210	$95	$111
March 31, 2017	424	174	125	125
December 31, 2016	653	387	141	125
September 30, 2016	670	372	176	122
June 30, 2016	349	109	114	126

Financial Condition

Cash Flow Information:

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Operating activities	$93,444	$51,127
Investing activities	(121,831)	(21,809)
Financing activities	17,525	(28,941)
Effect of exchange rates on cash and cash equivalents	5,177	619
Increase (decrease) in cash and cash equivalents	$(5,685)	$996

Cash and cash equivalents was $127.9 million at June 30, 2017, compared with $133.6 million at December 31, 2016.

Operating activities
Cash provided by operating activities during the six months ended June 30, 2017 was $93.4 million compared with $51.1 million during the same period in 2016. The increase in cash provided was primarily due to changes in operating assets and liabilities. These adjustments include a $35.3 million increase in accounts receivable during six months ended June 30, 2016 related to significant billings for customer projects, and a $36.9 million increase in certain payables and liabilities primarily caused by the timing of cash payments made between the quarters ended March 31, 2017 and December 31, 2016. This increase was partially offset by a $29.5 million increase in inventory during the six months ended June 30, 2017 caused by buildups in North America and EMEA for production and anticipated shipments.

Investing activities
Cash used by investing activities during the six months ended June 30, 2017 was $100.0 million higher compared with the same period in 2016. This increased use of cash was related to our acquisition of Comverge during the six months ended June 30, 2017.

Financing activities
Net cash provided by financing activities during the six months ended June 30, 2017 was $17.5 million, compared with a net use of cash of $28.9 million for the same period in 2016. The increase in cash provided by financing activities was primarily caused by the utilization of net proceeds from borrowings of $14.4 million primarily for the acquisition of Comverge during the six months ended June 30, 2017, while net debt repayments were $26.2 million in 2016.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations for the six months ended June 30, 2017 was an increase of $5.2 million, compared with an increase of $0.6 million for the same period in 2016.

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

	Six Months Ended June 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$93,444	$51,127
Acquisitions of property, plant, and equipment	(21,898)	(19,884)
Free cash flow	$71,546	$31,243

Free cash flow increased primarily as a result of higher cash provided by operating activities. See the cash flow discussion of operating activities above.

Off-balance sheet arrangements:

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at June 30, 2017 and December 31, 2016 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Liquidity and Capital Resources:

Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments of debt. Working capital, which represents current assets less current liabilities, was $294.2 million at June 30, 2017, compared with $319.4 million at December 31, 2016.

Borrowings
Our credit facility consists of a $225 million U.S. dollar term loan and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $250 million letter of credit sub-facility and a $50 million swingline sub-facility (available for immediate cash needs at a higher interest rate). At June 30, 2017, $122.5 million was outstanding under the revolver, and $348.8 million was available for additional borrowings or standby letters of credit. At June 30, 2017, $28.7 million was utilized by outstanding standby letters of credit, resulting in $221.3 million available for additional letters of credit.

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

As of June 30, 2017, $49.3 million was accrued for the restructuring projects, of which $35.7 million is expected to be paid over the next 12 months. We also expect to recognize approximately $12 million in future restructuring costs, which will result in cash expenditures.

For further details regarding our restructuring activities, refer to Item 1: “Financial Statements, Note 12: Restructuring.”

Stock Repurchases
On February 23, 2017, Itron's Board of Directors authorized the Company to repurchase up to $50 million of our common stock over a 12-month period, beginning February 23, 2017. Any repurchases will be made in the open market or in privately negotiated transactions and in accordance with applicable securities laws. Repurchases are subject to the Company's alternative uses of capital as well as financial, market, and industry conditions. We did not repurchase any shares of common stock during the three and six months ended June 30, 2017.

Other Liquidity Considerations
We have tax credits and net operating loss carryforwards in various jurisdictions that are available to reduce cash taxes. However, utilization of tax credits and net operating losses are limited in certain jurisdictions. Based on current projections, we expect to pay, net of refunds, approximately $6 million in state taxes, $20 million in U.S federal taxes, and $15 million in local and foreign taxes during 2017. For a discussion of our tax provision and unrecognized tax benefits, see Item 1: “Financial Statements, Note 10: Income Taxes.”

At June 30, 2017, we are under examination by certain tax authorities for the 2000 to 2015 tax years. The material jurisdictions where we are subject to examination include, among others, the United States, France, Germany, Italy, Brazil, and the United Kingdom. No material changes have occurred to previously disclosed assessments. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

We have not provided for U.S. deferred taxes related to the cash in certain foreign subsidiaries because our investment is considered permanent in duration. As of June 30, 2017, there was $44.0 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. If this cash were repatriated to fund U.S. operations, additional tax costs may be required. Tax is one of the many factors that we consider in the management of global cash. Included in the determination of the tax costs in repatriating foreign cash into the United States are the amount of earnings and profits in a particular jurisdiction, withholding taxes that would be imposed, and available foreign tax credits. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

In several of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc., we consolidate them because we have a greater than 50% ownership interest and/or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. At June 30, 2017, $11.6 million of our consolidated cash balance is held in our joint venture entities. As a result, the minority shareholders of these entities have rights to their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from these entities.

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

Non-GAAP operating expenses and non-GAAP operating income – We define non-GAAP operating expenses as operating expenses excluding certain expenses related to the amortization of intangible assets, restructuring, acquisition and integration, and goodwill impairment. We define non-GAAP operating income as operating income excluding the expenses related to the amortization of intangible assets, restructuring, acquisition and integration, and goodwill impairment. We consider these non-GAAP financial measures to be useful metrics for management and investors because they exclude the effect of expenses that are related to previous acquisitions and restructuring projects. By excluding these expenses, we believe that it is easier for management and investors to compare our financial results over multiple periods and analyze trends in our operations. For example, in certain periods expenses related to amortization of intangible assets may decrease, which would improve GAAP operating margins, yet the improvement in GAAP operating margins due to this lower expense is not necessarily reflective of an improvement in our core business. There are some limitations related to the use of non-GAAP operating expenses and non-GAAP operating income versus operating expenses and operating income calculated in accordance with GAAP. We compensate for these limitations by providing specific information about the GAAP amounts excluded from non-GAAP operating expense and non-GAAP operating income and evaluating non-GAAP operating expense and non-GAAP operating income together with GAAP operating expense and GAAP operating income.

Non-GAAP net income and non-GAAP diluted EPS – We define non-GAAP net income as net income attributable to Itron, Inc. excluding the expenses associated with amortization of intangible assets, restructuring, acquisition and integration, goodwill impairment, amortization of debt placement fees, and the tax effect of excluding these expenses. We define non-GAAP diluted EPS as non-GAAP net income divided by the weighted average shares, on a diluted basis, outstanding during each period. We consider these financial measures to be useful metrics for management and investors for the same reasons that we use non-GAAP operating income. The same limitations described above regarding our use of non-GAAP operating income apply to our use of non-GAAP net income and non-GAAP diluted EPS. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from these non-GAAP measures and evaluating non-GAAP net income and non-GAAP diluted EPS together with GAAP net income attributable to Itron, Inc. and GAAP diluted EPS.

Adjusted EBITDA – We define adjusted EBITDA as net income (a) minus interest income, (b) plus interest expense, depreciation and amortization, restructuring, acquisition and integration related expense, goodwill impairment and (c) excluding income tax provision or benefit. Management uses adjusted EBITDA as a performance measure for executive compensation. A limitation to using adjusted EBITDA is that it does not represent the total increase or decrease in the cash balance for the period and the measure includes some non-cash items and excludes other non-cash items. Additionally, the items that we exclude in our calculation of adjusted EBITDA may differ from the items that our peer companies exclude when they report their results. We compensate for these limitations by providing a reconciliation of this measure to GAAP net income.

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

TOTAL COMPANY RECONCILIATIONS	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share data)
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$141,038	$134,232	$268,221	$273,861
Amortization of intangible assets	(4,970)	(7,796)	(9,519)	(14,006)
Restructuring	(5,043)	1,622	(8,095)	(615)
Acquisition and integration related expenses	(6,468)	25	(6,801)	22
Non-GAAP operating expenses	$124,557	$128,083	$243,806	$259,262

NON-GAAP OPERATING INCOME
GAAP operating income	$36,822	$35,473	$66,864	$59,047
Amortization of intangible assets	4,970	7,796	9,519	14,006
Restructuring	5,043	(1,622)	8,095	615
Acquisition and integration related expenses	6,468	(25)	6,801	(22)
Non-GAAP operating income	$53,303	$41,622	$91,279	$73,646

NON-GAAP NET INCOME & DILUTED EPS
GAAP net income attributable to Itron, Inc.	$14,097	$19,917	$29,942	$30,006
Amortization of intangible assets	4,970	7,796	9,519	14,006
Amortization of debt placement fees	242	248	483	495
Restructuring	5,043	(1,622)	8,095	615
Acquisition and integration related expenses	6,468	(25)	6,801	(22)
Income tax effect of non-GAAP adjustments(1)	(2,896)	(1,170)	(4,730)	(3,125)
Non-GAAP net income attributable to Itron, Inc.	$27,924	$25,144	$50,110	$41,975

Non-GAAP diluted EPS	$0.71	$0.65	$1.28	$1.09

Weighted average common shares outstanding - Diluted	39,332	38,516	39,274	38,446

ADJUSTED EBITDA
GAAP net income attributable to Itron, Inc.	$14,097	$19,917	$29,942	$30,006
Interest income	(470)	(221)	(739)	(492)
Interest expense	2,876	2,735	5,550	5,653
Income tax provision	16,560	12,193	25,607	20,819
Depreciation and amortization	15,090	18,807	29,468	35,481
Restructuring	5,043	(1,622)	8,095	615
Acquisition and integration related expenses	6,468	(25)	6,801	(22)
Adjusted EBITDA	$59,664	$51,784	$104,724	$92,060

FREE CASH FLOW
Net cash provided by operating activities	$30,187	$17,322	$93,444	$51,127
Acquisitions of property, plant, and equipment	(12,776)	(11,093)	(21,898)	(19,884)
Free Cash Flow	$17,411	$6,229	$71,546	$31,243

(1)
The income tax effect of non-GAAP adjustments is calculated using the statutory tax rates for the relevant jurisdictions if no valuation allowance exists. If a valuation allowance exists, there is no tax impact to the non-GAAP adjustment.

SEGMENT RECONCILIATIONS	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
NON-GAAP OPERATING INCOME - ELECTRICITY
Electricity - GAAP operating income	$17,653	$20,008	$34,515	$30,640
Amortization of intangible assets	2,728	4,617	5,090	7,867
Restructuring	506	(1,560)	330	(1,032)
Acquisition and integration related expenses	6,201	(25)	6,201	(22)
Electricity - Non-GAAP operating income	$27,088	$23,040	$46,136	$37,453

NON-GAAP OPERATING INCOME - GAS
Gas - GAAP operating income	$16,563	$25,376	$37,819	$41,675
Amortization of intangible assets	1,309	1,756	2,586	3,375
Restructuring	4,339	(12)	5,423	1,252
Gas - Non-GAAP operating income	$22,211	$27,120	$45,828	$46,302

NON-GAAP OPERATING INCOME - WATER
Water - GAAP operating income	$16,686	$14,177	$25,421	$32,253
Amortization of intangible assets	933	1,423	1,843	2,764
Restructuring	995	115	2,013	51
Water - Non-GAAP operating income	$18,614	$15,715	$29,277	$35,068

NON-GAAP OPERATING INCOME - CORPORATE UNALLOCATED
Corporate unallocated - GAAP operating loss	$(14,080)	$(24,088)	$(30,891)	$(45,521)
Restructuring	(797)	(165)	329	344
Acquisition and integration related expenses	267	—	600	—
Corporate unallocated - Non-GAAP operating loss	$(14,610)	$(24,253)	$(29,962)	$(45,177)

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

Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt instruments. In October 2015, we entered into an interest rate swap, which is effective from August 31, 2016 to June 23, 2020, and converts $214 million of our LIBOR-based debt from a floating LIBOR interest rate to a fixed interest rate of 1.42% (excluding the applicable margin on the debt). The notional balance will amortize to maturity at the same rate as required minimum payments on our term loan. At June 30, 2017, our LIBOR-based debt balance was $262.5 million.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and the weighted average interest rates at June 30, 2017. Weighted average variable rates in the table are based on implied forward rates in the Reuters U.S. dollar yield curve as of June 30, 2017 and our estimated leverage ratio, which determines our additional interest rate margin at June 30, 2017.

	2017	2018	2019	2020	2021	Total	Fair Value
	(in thousands)
Variable Rate Debt
Principal: U.S. dollar term loan	$8,437	$19,688	$22,500	$151,875	$—	$202,500	$200,309
Average interest rate	2.53%	2.81%	3.07%	3.23%	—%

Principal: Multicurrency revolving line of credit	$—	$—	$—	$122,497	$—	$122,497	$120,688
Average interest rate	1.88%	2.01%	2.15%	2.28%	—%

Interest rate swap on LIBOR-based debt
Average interest rate (pay)	1.42%	1.42%	1.42%	1.42%	—%
Average interest rate (receive)	1.29%	1.56%	1.82%	1.98%	—%
Net/Spread	(0.13)%	0.14%	0.40%	0.56%	—%

Based on a sensitivity analysis as of June 30, 2017, we estimate that, if market interest rates average one percentage point higher in 2017 than in the table above, our financial results in 2017 would not be materially impacted.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. As a result, approximately half of our revenues and operating expenses are denominated in foreign currencies, which expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in functional currencies other than the U.S. dollar were 44% and 45% of total revenues for the three and six months ended June 30, 2017 compared with 48% and 49% for the same respective periods in 2016.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized to other income and expense. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of June 30, 2017, a total of 53 contracts were offsetting our exposures from the euro, Saudi Riyal, Indian Rupee, Chinese Yuan, Indonesian Rupiah, and various other currencies, with notional amounts ranging from $118,000 to $45.5 million. Based on a sensitivity analysis as of June 30, 2017, we estimate that, if foreign currency exchange rates average ten percentage points higher in 2017 for these financial instruments, our financial results in 2017 would not be materially impacted.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:    Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of our Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2017, the Company’s disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

Except for these changes, there have been no other changes in our internal control over financial reporting during the three months ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings
Refer to Item 1: “Financial Statements, Note 11: Commitments and Contingencies.”

Item 1A:	Risk Factors
There were no material changes to risk factors during the second quarter of 2017 from those previously disclosed in Item 1A: “Risk Factors” of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, which was filed with the SEC on March 1, 2017.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Not applicable.

Item 5:	Other Information

(a) No information was required to be disclosed in a report on Form 8-K during the second quarter of 2017 that was not reported.

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

ITRON, INC.

August 2, 2017	By:	/s/ JOAN S. HOOPER
Date		Joan S. Hooper
Senior Vice President and Chief Financial Officer