Form 10-Q
period 2018-03-31
ITRON INC /WA/
filed 2018-05-15
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2018, there were outstanding 39,201,753 shares of the registrant's common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1:    Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share data)
Revenues
Product revenues	$537,110	$432,365
Service revenues	70,111	45,227
Total revenues	607,221	477,592
Cost of revenues
Product cost of revenues	382,850	287,093
Service cost of revenues	44,516	32,862
Total cost of revenues	427,366	319,955
Gross profit	179,855	157,637

Operating expenses
Sales and marketing	51,921	41,255
Product development	60,284	40,767
General and administrative	102,493	37,187
Amortization of intangible assets	17,740	4,549
Restructuring	87,865	3,052
Total operating expenses	320,303	126,810

Operating income (loss)	(140,448)	30,827
Other income (expense)
Interest income	661	269
Interest expense	(15,504)	(3,199)
Other income (expense), net	(1,167)	(2,836)
Total other income (expense)	(16,010)	(5,766)

Income (loss) before income taxes	(156,458)	25,061
Income tax benefit (provision)	11,188	(9,047)
Net income (loss)	(145,270)	16,014
Net income attributable to noncontrolling interests	396	169
Net income (loss) attributable to Itron, Inc.	$(145,666)	$15,845

Earnings (loss) per common share - Basic	$(3.74)	$0.41
Earnings (loss) per common share - Diluted	$(3.74)	$0.40

Weighted average common shares outstanding - Basic	38,945	38,474
Weighted average common shares outstanding - Diluted	38,945	39,215
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net income (loss)	$(145,270)	$16,014

Other comprehensive income, net of tax:
Foreign currency translation adjustments	16,300	15,016
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	1,169	292
Pension benefit obligation adjustment	414	401
Total other comprehensive income, net of tax	17,883	15,709

Total comprehensive income (loss), net of tax	(127,387)	31,723

Comprehensive income attributable to noncontrolling interests, net of tax	396	169

Comprehensive income (loss) attributable to Itron, Inc.	$(127,783)	$31,554
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2018	December 31, 2017
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$143,951	$176,274
Accounts receivable, net	481,389	398,029
Inventories	209,373	193,835
Other current assets	97,925	81,604
Total current assets	932,638	849,742

Property, plant, and equipment, net	234,924	200,768
Deferred tax assets, net	58,917	49,971
Restricted cash	1,466	311,010
Other long-term assets	46,843	43,666
Intangible assets, net	318,984	95,228
Goodwill	1,142,757	555,762
Total assets	$2,736,529	$2,106,147

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$275,702	$262,166
Other current liabilities	90,259	56,736
Wages and benefits payable	119,312	90,505
Taxes payable	22,659	16,100
Current portion of debt	16,250	19,688
Current portion of warranty	26,533	21,150
Unearned revenue	87,293	41,438
Total current liabilities	638,008	507,783

Long-term debt	1,105,538	593,572
Long-term warranty	15,446	13,712
Pension benefit obligation	100,045	95,717
Deferred tax liabilities, net	1,571	1,525
Other long-term obligations	171,318	88,206
Total liabilities	2,031,926	1,300,515

Commitments and contingencies (Note 11)

Equity
Preferred stock, no par value, 10 million shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75 million shares authorized, 39,181 and 38,771 shares issued and outstanding	1,310,379	1,294,767
Accumulated other comprehensive loss, net	(152,595)	(170,478)
Accumulated deficit	(471,812)	(337,873)
Total Itron, Inc. shareholders' equity	685,972	786,416
Noncontrolling interests	18,631	19,216
Total equity	704,603	805,632
Total liabilities and equity	$2,736,529	$2,106,147
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Operating activities
Net income (loss)	$(145,270)	$16,014
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	31,072	14,378
Stock-based compensation	8,095	5,211
Amortization of prepaid debt fees	3,386	266
Deferred taxes, net	(16,508)	882
Restructuring, non-cash	47	—
Other adjustments, net	(106)	946
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,768)	13,119
Inventories	(253)	(11,274)
Other current assets	(8,849)	(11,169)
Other long-term assets	4,509	646
Accounts payable, other current liabilities, and taxes payable	7,826	28,277
Wages and benefits payable	16,438	(1,796)
Unearned revenue	23,317	14,020
Warranty	663	(2,303)
Other operating, net	58,953	(3,960)
Net cash provided by (used in) operating activities	(24,448)	63,257

Investing activities
Acquisitions of property, plant, and equipment	(17,433)	(9,122)
Business acquisitions, net of cash equivalents acquired	(802,488)	—
Other investing, net	100	(78)
Net cash used in investing activities	(819,821)	(9,200)

Financing activities
Proceeds from borrowings	555,938	—
Payments on debt	(32,395)	(2,813)
Issuance of common stock	3,384	405
Prepaid debt fees	(24,042)	—
Other financing, net	(1,046)	155
Net cash provided by (used in) financing activities	501,839	(2,253)

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	563	2,559
Increase (decrease) in cash, cash equivalents, and restricted cash	(341,867)	54,363
Cash, cash equivalents, and restricted cash at beginning of period	487,335	133,565
Cash, cash equivalents, and restricted cash at end of period	$145,468	$187,928

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$1,498	$1,224
Interest	6,878	2,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms "we," "us," "our," "Itron," and the "Company" refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

Financial Statement Preparation
The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2018 and 2017, the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed. The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the full year or for any other period.

Certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in our 2017 Annual Report on Form 10-K filed with the SEC on February 28, 2018. There have been no significant changes in financial statement preparation or significant accounting policies since December 31, 2017, with the exception of the adoption of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (Topic 606).

On January 1, 2018, we adopted Topic 606 using the modified retrospective method applied to those contracts that were not completed. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition. The cumulative impact of adoption was a net decrease to accumulated deficit of $10.9 million as of January 1, 2018, with the impact primarily related to multiple element arrangements that contain software and software related elements. As we had not established vendor specific objective evidence of fair value for certain of our software and software related elements, we historically combined them as one unit of account and recognized the combined unit of account using the combined services approach. Under Topic 606, these software and software related elements are generally determined to be distinct performance obligations. As such, we are able to recognize revenue as we satisfy the performance obligations, either at a point in time or over time. For contracts that were modified prior to January 1, 2018, we have reflected the aggregate effect of all modifications prior to the date of initial adoption in order to identify the satisfied and unsatisfied performance obligations, determine the transaction price, and allocate the transaction price to satisfied and unsatisfied performance obligations. The impact to revenues for the three months ended March 31, 2018 was immaterial as a result of applying Topic 606.

Refer to the updated Revenue Recognition accounting policy described below and Note 16 for additional disclosures regarding our revenues from contracts with customers and the adoption of Topic 606.

Reclassifications
Certain reclassifications have been made to prior period consolidated financial statements to conform to classifications used in the current period. These reclassifications had no impact on net income (loss), shareholders' equity or cash flows as previously reported.

Restricted Cash and Cash Equivalents
Cash and cash equivalents that are contractually restricted from operating use are classified as restricted cash and cash equivalents. On December 22, 2017, we issued $300 million aggregate principal amount of 5.00% senior unsecured notes due in 2026 (December Notes). The proceeds of the December Notes plus payments for prepaid interest and a premium for a special mandatory redemption option were deposited into escrow, where the funds remained until all the escrow release conditions were satisfied, specifically the closing of the acquisition of Silver Spring Networks, Inc. (SSNI) on January 5, 2018. We recognized the balance in escrow as restricted cash in our consolidated financial statements as of December 31, 2017.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	Three months ended March 31
	2018	2017
	(in thousands)
Cash and cash equivalents	$143,951	$187,928
Current restricted cash included in other current assets	51	—
Long-term restricted cash	1,466	—
Total cash, cash equivalents, and restricted cash	$145,468	$187,928

Revenue Recognition
The majority of our revenues consist primarily of hardware sales, but may also include the license of software, software implementation services, cloud services and software as a service ("Saas"), project management services, installation services, consulting services, post-sale maintenance support, and extended or noncustomary warranties. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. In determining whether the definition of a contract has been met, we will consider whether the arrangement creates enforceable rights and obligations, which involves evaluation of agreement terms that would allow for the customer to terminate the agreement. If the customer is able to terminate the agreement without providing further consideration to us, the agreement would not be considered to meet the definition of a contract.

Many of our revenue arrangements involve multiple performance obligations consisting of hardware, meter reading system software, installation, and/or project management services. Separate contracts entered into with the same customer (or related parties of the customer) at or near the same time are accounted for as a single contract where one or more of the following criteria are met:

•	The contracts are negotiated as a package with a single commercial objective;

•	The amount of consideration to be paid in one contract depends on the price or performance of the other contract; or

•	The goods or services promised in the contracts (or some goods or services promised in each of the contracts) are a single performance obligation.

Once the contract has been defined, we evaluate whether the promises in the contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment, and the decision to separate the combined or single contract into multiple performance obligations could change the amount of revenue and profit recognized in a given period. For some of our contracts, the customer contracts with us to provide a significant service of integrating, customizing or modifying goods or services in the contract in which case the goods or services would be combined into a single performance obligation. It is common that we may promise to provide multiple distinct goods or services within a contract in which case we separate the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services underlying each performance obligation. If applicable, for goods or services where we have observable standalone sales, the observable standalone sales are used to determine the standalone selling price. For the majority of our goods and services, we do not have observable standalone sales. As a result, we estimate the standalone selling price using either the adjusted market assessment approach or the expected cost plus a margin approach. Approaches used to estimate the standalone selling price for a given good or service will maximize the use of observable inputs and considers several factors, including our pricing practices, costs to provide a good or service, the type of good or service, and availability of other transactional data, among others.

We determine the estimated standalone selling prices of goods or services used in our allocation of arrangement consideration on an annual basis or more frequently if there is a significant change in our business or if we experience significant variances in our transaction prices.

Many of our contracts with customers include variable consideration, which can include liquidated damage provisions, rebates and volume and early payment discounts. Some of our contracts with customers contain clauses for liquidated damages related to the timing of delivery or milestone accomplishments, which could become material in an event of failure to meet the contractual deadlines. At the inception of the arrangement and on an ongoing basis, we evaluate the probability and magnitude of having to pay liquidated damages. We estimate variable consideration using the expected value method, taking into consideration contract terms, historical customer behavior and historical sales. In the case of liquidated damages, we also take into consideration progress towards meeting contractual milestones, including whether milestones have not been achieved, specified rates, if applicable, stated

in the contract, and history of paying liquidated damages to the customer or similar customers. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

In the normal course of business, we do not accept product returns unless the item is defective as manufactured. We establish provisions for estimated returns and warranties. In addition, we do not typically provide customers with the right to a refund.

Hardware revenues are recognized at a point in time. Transfer of control is typically at the time of shipment, receipt by the customer, or, if applicable, upon receipt of customer acceptance provisions. We will recognize revenue prior to receipt of customer acceptance for hardware in cases where the customer acceptance provision is determined to be a formality. Transfer of control would not occur until receipt of customer acceptance in hardware arrangements where such provisions are subjective or where we do not have history of meeting the acceptance criteria.

Perpetual software licenses are considered to be a right to use intellectual property and are recognized at a point in time. Transfer of control is considered to be at the point at which it is available to the customer to download and use or upon receipt of customer acceptance. In certain contracts, software licenses may be sold with professional services that include implementation services that include a significant service of integrating, customizing or modifying the software. In these instances, the software license is combined into single performance obligation with the implementation services and recognized over time as the implementation services are performed.

Hardware and software licenses (when not combined with professional services) are typically billed when shipped and revenue recognized at a point-in-time. As a result, the timing of revenue recognition and invoicing does not have a significant impact on contract assets and liabilities.

Professional services, which include implementation, project management, installation, and consulting services are recognized over time. We measure progress towards satisfying these performance obligations using input methods, most commonly based on the costs incurred in relation to the total expected costs to provide the service. We expect this method to best depict our performance in transferring control of services promised to the customer or represents a reasonable proxy for measuring progress. The estimate of expected costs to provide services requires judgment. Cost estimates take into consideration past history and the specific scope requested by the customer and are updated quarterly. We may also offer professional services on a stand-ready basis over a specified period of time, in which case revenue would be recognized ratably over the term. Invoicing of these services is commensurate with performance and occurs on a monthly basis. As such, these services do not have a significant impact on contract assets and contract liabilities.

Cloud services and SaaS arrangements where customers have access to certain of our software within a cloud-based IT environment that we manage, host and support are offered to customers on a subscription basis. Revenue for the cloud services and SaaS offerings are generally recognized over time, ratably over the contact term commencing with the date the services are made available to the customer.

Services, including professional services, cloud services and SaaS arrangements, are commonly billed on a monthly basis in arrears and typically result in an unbilled receivable, which is not considered a contract asset as our right to consideration is unconditional.

Certain of our revenue arrangements include an extended or noncustomary warranty provisions that covers all or a portion of a customer's replacement or repair costs beyond the standard or customary warranty period. Whether or not the extended warranty is separately priced in the arrangement, such warranties are considered to be a separate good or service, and a portion of the transaction price is allocated to this extended warranty performance obligation. This revenue is recognized, ratably over the extended warranty coverage period.

Hardware and software post-sale maintenance support fees are recognized over time, ratably over the life of the related service contract. Shipping and handling costs and incidental expenses billed to customers are recognized as revenue, with the associated cost charged to cost of revenues. We recognize sales, use, and value added taxes billed to our customers on a net basis. Support fees are typically billed on an annual basis, resulting in a contract liability.

Payment terms with customers can vary by customer; however, amounts billed are typically payable within 30 to 90 days, depending on the destination country. We do not make a practice of offering financing as part of our contracts with customers.

We incur certain incremental costs to obtain contracts with customers, primarily in the form of sales commissions. Where the amortization period is one year or less, we have elected to apply the practical expedient and recognize the related commissions expense as incurred. Otherwise, such incremental costs are capitalized and amortized over the contract period. Capitalized incremental costs are not material.

New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), which requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The standard requires modified retrospective adoption and will be effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We currently believe the most significant impact relates to our real estate leases and the increased financial statement disclosures, but are continuing to evaluate the effect that the updated standard will have on our consolidated results of operations, financial position, cash flows, and related financial statement disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (Topic 740) (ASU 2016-16), which removes the prohibition in Topic 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. Under ASU 2016-16, the selling entity is required to recognize a current tax expense or benefit upon transfer of the asset. Similarly, the purchasing entity is required to recognize a deferred tax asset or deferred tax liability, as well as the related deferred tax benefit or expense, upon receipt of the asset. The resulting deferred tax asset or deferred tax liability is measured by computing the difference between the tax basis of the asset in the buyer's jurisdiction and its financial reporting carrying value in the consolidated financial statements and multiplying such difference by the enacted tax rate in the buyer's jurisdiction. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. We adopted this standard effective January 1, 2018 using a modified retrospective transition method, recognizing a $0.9 million one-time decrease to accumulated deficit.

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

We adopted this standard on January 1, 2018 retrospectively for the presentation of the service cost component of net periodic pension cost in the statement of operations, and prospectively for the capitalization of the service cost component of net periodic pension cost. For applying the retrospective presentation requirements, we elected to utilize amounts previously disclosed in our defined benefit pension plan footnote for the prior comparative periods as the estimation basis for applying the retrospective presentation. This resulted in a reclassification of an immaterial amount of net periodic pension benefit costs from operating income to other income (expense) in all periods presented on the Consolidated Statements of Operations.

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. This update expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Additionally, the amendments in ASU 2017-12 provide new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We are currently assessing the impact of adoption on our consolidated results of operations, financial position, cash flows, and related financial statement disclosures.

Note 2:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (EPS):

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share data)
Net income (loss) available to common shareholders	$(145,666)	$15,845

Weighted average common shares outstanding - Basic	38,945	38,474
Dilutive effect of stock-based awards	—	741
Weighted average common shares outstanding - Diluted	38,945	39,215
Earnings (loss) per common share - Basic	$(3.74)	$0.41
Earnings (loss) per common share - Diluted	$(3.74)	$0.40

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise and the future compensation cost associated with the stock award. Approximately 1.0 million and 0.2 million stock-based awards were excluded from the calculation of diluted EPS for the three months ended March 31, 2018 and 2017 because they were anti-dilutive. As a result of our net loss for the three months ended March 31, 2018, there was no dilutive effect to weighted average common shares outstanding.

Note 3:    Certain Balance Sheet Components

A summary of accounts receivable from contracts with customers is as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Trade receivables (net of allowance of $4,774 and $3,957)	$448,211	$369,047
Unbilled receivables	33,178	28,982
Total accounts receivable, net	$481,389	$398,029

Allowance for doubtful accounts activity	Three Months Ended March 31,
	2018	2017
	(in thousands)
Beginning balance	$3,957	$3,320
Provision for doubtful accounts, net	920	303
Accounts written-off	(258)	(330)
Effect of change in exchange rates	155	131
Ending balance	$4,774	$3,424

Inventories	March 31, 2018	December 31, 2017
	(in thousands)
Materials	$132,990	$126,656
Work in process	8,700	9,863
Finished goods	67,683	57,316
Total inventories	$209,373	$193,835

Property, plant, and equipment, net	March 31, 2018	December 31, 2017
	(in thousands)
Machinery and equipment	$332,055	$310,753
Computers and software	111,227	104,384
Buildings, furniture, and improvements	150,049	135,566
Land	16,638	18,433
Construction in progress, including purchased equipment	41,959	39,946
Total cost	651,928	609,082
Accumulated depreciation	(417,004)	(408,314)
Property, plant, and equipment, net	$234,924	$200,768

Depreciation expense	Three Months Ended March 31,
	2018	2017
	(in thousands)
Depreciation expense	$13,332	$9,829

Note 4:    Intangible Assets and Liabilities

The gross carrying amount and accumulated amortization (accretion) of our intangible assets and liabilities, other than goodwill, were as follows:

	March 31, 2018			December 31, 2017
	Gross	Accumulated (Amortization) Accretion	Net	Gross	Accumulated (Amortization) Accretion	Net
	(in thousands)
Intangible Assets
Core-developed technology	$531,263	$(423,634)	$107,629	$429,548	$(399,969)	$29,579
Customer contracts and relationships	400,566	(210,757)	189,809	258,586	(197,582)	61,004
Trademarks and trade names	82,337	(68,982)	13,355	70,056	(66,004)	4,052
Other	11,664	(11,073)	591	11,661	(11,068)	593
Total intangible assets subject to amortization	$1,025,830	$(714,446)	$311,384	$769,851	$(674,623)	$95,228
In-process research and development	7,600	—	7,600	—	—	—
Total intangible assets	$1,033,430	$(714,446)	$318,984	$769,851	$(674,623)	$95,228

Intangible Liabilities
Customer contracts and relationships	$(23,900)	$1,304	$(22,596)	$—	$—	$—

A summary of intangible assets and liabilities activity is as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Beginning balance, intangible assets, gross	$769,851	$669,896
Intangible assets acquired	240,600	—
Effect of change in exchange rates	22,979	16,168
Ending balance, intangible assets, gross	$1,033,430	$686,064

Beginning balance, intangible liabilities, gross	$—	$—
Intangible liabilities acquired	(23,900)	—
Effect of change in exchange rates	—	—
Ending balance, intangible liabilities, gross	$(23,900)	$—

On January 5, 2018, we completed our acquisition of SSNI by purchasing 100% of the voting stock. Intangible assets acquired in 2018 are based on the preliminary purchase price allocation relating to this acquisition. Acquired intangible assets include in-process research and development (IPR&D), which is not amortized until such time as the associated development projects are completed. Of these projects, $6.8 million were completed during the first quarter of 2018 and are included in core-developed technology. The remaining IPR&D is expected to be completed in the next year. Acquired intangible liabilities reflect the present value of the projected cash outflows for an existing contract where remaining costs are expected to exceed projected revenues. Refer to Note 17 for additional information regarding this acquisition.

Estimated future annual amortization (accretion) is as follows:

Year Ending December 31,	Amortization	Accretion	Estimated Annual Amortization, net
	(in thousands)
2018 (amount remaining at March 31, 2018)	$58,564	$(3,913)	$54,651
2019	72,345	(8,233)	64,112
2020	52,265	(8,028)	44,237
2021	36,649	(1,963)	34,686
2022	26,317	(459)	25,858
Beyond 2022	65,244	—	65,244
Total intangible assets subject to amortization (accretion)	$311,384	$(22,596)	$288,788

We have recognized $17.7 million and $4.5 million of net amortization of intangible assets for the three months ended March 31, 2018 and 2017, respectively, within operating expenses in the Consolidated Statement of Operations. These expenses relate to intangible assets and liabilities acquired as part of a business combination.

Note 5:    Goodwill

The following table reflects goodwill allocated to each reporting unit:

	Electricity	Gas	Water	Networks	Total Company
	(in thousands)
Goodwill balance at January 1, 2018
Goodwill before impairment	$500,625	$352,703	$378,901	$—	$1,232,229
Accumulated impairment losses	(386,384)	—	(290,083)	—	(676,467)
Goodwill, net	114,241	352,703	88,818	—	555,762

Goodwill acquired	—	—	—	572,499	572,499
Effect of change in exchange rates	1,031	10,788	2,560	117	14,496

Goodwill balance at March 31, 2018
Goodwill before impairment	514,057	363,491	393,693	572,616	1,843,857
Accumulated impairment losses	(398,785)	—	(302,315)	—	(701,100)
Goodwill, net	$115,272	$363,491	$91,378	$572,616	$1,142,757

Note 6:    Debt

The components of our borrowings were as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Credit facility:
USD denominated term loan	$650,000	$194,063
Multicurrency revolving line of credit	95,777	125,414
Senior notes	400,000	300,000
Total debt	1,145,777	619,477
Less: current portion of debt	16,250	19,688
Less: unamortized prepaid debt fees - term loan	5,912	629
Less: unamortized prepaid debt fees - senior notes	18,077	5,588
Long-term debt	$1,105,538	$593,572

Credit Facility
On January 5, 2018, we entered into a credit agreement providing for committed credit facilities in the amount of $1.2 billion U.S. dollars (the 2018 credit facility) which amended and restated in its entirety our credit agreement dated June 23, 2015 and replaced committed facilities in the amount of $725 million. The 2018 credit facility consists of a $650 million U.S. dollar term loan (the term loan) and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million standby letter of credit sub-facility and a $50 million swingline sub-facility. Both the term loan and the revolver mature on January 5, 2023, and can be repaid without penalty. Amounts repaid on the term loan may not be reborrowed and amounts borrowed under the revolver, during the credit facility term may be repaid and reborrowed until the revolver's maturity, at which time all outstanding loans together with all accrued and unpaid interest must be repaid. Amounts not borrowed under the revolver are subject to a commitment fee, which is paid in arrears on the last day of each fiscal quarter, ranging from 0.18% to 0.35% per annum depending on our total leverage ratio as of the most recently ended fiscal quarter.

The 2018 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, British pounds, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2018 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries, including a pledge of their related assets. This includes a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2018 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2018 credit facility includes debt covenants, which contain certain financial thresholds and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the 2018 credit facility at March 31, 2018.

Under the 2018 credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total leverage ratio (as defined in the credit agreement). The applicable rates per annum may be based on either: (1) the LIBOR rate or EURIBOR rate (subject to a floor of 0%), plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 0.50%, or (iii) one-month LIBOR plus 1.00%. At March 31, 2018, the interest rate for both the term loan and the USD revolver was 3.88%, which includes the LIBOR rate plus a margin of 2.00%. At March 31, 2018, the interest rate for the EUR revolver was 2.00% (the EURIBOR floor rate plus a margin of 2.00%).

Senior Notes
On December 22, 2017 and January 19, 2018, we issued $300 million and $100 million, respectively, of aggregate principal amount of 5.00% senior notes maturing January 15, 2026 (Notes). The proceeds were used to refinance existing indebtedness related to the acquisition of SSNI, pay related fees and expenses, and for general corporate purposes. Interest on the Notes will be payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2018. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our subsidiaries that guarantee the senior credit facilities.

Prior to maturity we may redeem some or all of the Notes, together with accrued and unpaid interest, if any, plus a "make-whole" premium. On or after January 15, 2021, we may redeem some or all of the Notes at any time at declining redemption prices equal to 102.50% beginning on January 15, 2021, 101.25% beginning on January 15, 2022 and 100.00% beginning on January 15, 2023 and thereafter to the applicable redemption date. In addition, before January 15, 2021, and subject to certain conditions, we may redeem up to 35% of the aggregate principal amount of Notes with the net proceeds of certain equity offerings at 105.00% of the principal amount thereof to the date of redemption; provided that (i) at least 65% of the aggregate principal amount of Notes remains outstanding after such redemption and (ii) the redemption occurs within 60 days of the closing of any such equity offering.

Debt Maturities
The amount of required minimum principal payments on our long-term debt in aggregate over the next five years, are as follows:

Year Ending December 31,	Minimum Payments
(in thousands)
2018 (amount remaining at March 31, 2018)	$12,188
2019	28,438
2020	44,777
2021	60,937
2022	65,000
2023	534,437
Total minimum payments on debt	$745,777

Note 7:    Derivative Financial Instruments

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Refer to Note 13 and Note 14 for additional disclosures on our derivative instruments.

The fair values of our derivative instruments are determined using the income approach and significant other observable inputs (also known as "Level 2"). We have used observable market inputs based on the type of derivative and the nature of the underlying instrument. The key inputs include interest rate yield curves (swap rates and futures) and foreign exchange spot and forward rates, all of which are available in an active market. We have utilized the mid-market pricing convention for these inputs. We include, as a discount to the derivative asset, the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments is in a net asset position. We consider our own nonperformance risk when the net fair value of our derivative instruments is in a net liability position by discounting our derivative liabilities to reflect the potential credit risk to our counterparty through applying a current market indicative credit spread to all cash flows.

The fair values of our derivative instruments were as follows:

		Fair Value
Asset Derivatives	Balance Sheet Location	March 31, 2018	December 31, 2017
Derivatives designated as hedging instruments under ASC 815-20		(in thousands)
Interest rate swap contracts	Other current assets	$1,303	$658
Interest rate cap contracts	Other current assets	74	17
Interest rate swap contracts	Other long-term assets	2,226	1,712
Interest rate cap contracts	Other long-term assets	310	179
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	44	41
Interest rate cap contracts	Other current assets	111	25
Interest rate cap contracts	Other long-term assets	464	268
Total asset derivatives		$4,532	$2,900

Liability Derivatives
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	$356	$289

The changes in accumulated other comprehensive income (loss) (AOCI), net of tax, for our derivative and nonderivative hedging instruments, were as follows:

	2018	2017
	(in thousands)
Net unrealized gain (loss) on hedging instruments at January 1,	$(13,414)	$(14,337)
Unrealized gain (loss) on hedging instruments	1,183	60
Realized loss (gain) reclassified into net income	(14)	232
Net unrealized gain (loss) on hedging instruments at March 31,	$(12,245)	$(14,045)

Reclassification of amounts related to hedging instruments are included in interest expense in the Consolidated Statements of Operations for the periods ended March 31, 2018 and 2017. Included in the net unrealized loss on hedging instruments at March 31, 2018 and 2017 is a loss of $14.4 million, net of tax, related to our nonderivative net investment hedge, which terminated in 2011. This loss on our net investment hedge will remain in AOCI until such time when earnings are impacted by a sale or liquidation of the associated foreign operation.

A summary of the effect of netting arrangements on our financial position related to the offsetting of our recognized derivative assets and liabilities under master netting arrangements or similar agreements is as follows:

Offsetting of Derivative Assets	Gross Amounts of Recognized Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
		Derivative Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
March 31, 2018	$4,532	$(128)	$—	$4,404

December 31, 2017	$2,900	$(90)	$—	$2,810

Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
		Derivative Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
March 31, 2018	$356	$(128)	$—	$228

December 31, 2017	$289	$(90)	$—	$199

Our derivative assets and liabilities subject to netting arrangements consist of foreign exchange forward and interest rate contracts with three counterparties at March 31, 2018 and December 31, 2017. No derivative asset or liability balance with any of our counterparties was individually significant at March 31, 2018 or December 31, 2017. Our derivative contracts with each of these counterparties exist under agreements that provide for the net settlement of all contracts through a single payment in a single currency in the event of default. We have no pledges of cash collateral against our obligations nor have we received pledges of cash collateral from our counterparties under the associated derivative contracts.

Cash Flow Hedges
As a result of our floating rate debt, we are exposed to variability in our cash flows from changes in the applicable interest rate index. We enter into interest rate caps and swaps to reduce the variability of cash flows from increases in the LIBOR based borrowing rates on our floating rate credit facility. These instruments do not protect us from changes to the applicable margin under our credit facility. At March 31, 2018, our LIBOR-based debt balance was $690.0 million.

In October 2015, we entered into an interest rate swap, which is effective from August 31, 2016 to June 23, 2020, and converts $214 million of our LIBOR based debt from a floating LIBOR interest rate to a fixed interest rate of 1.42% (excluding the applicable margin on the debt). The notional balance will amortize to maturity at the same rate as required minimum payments on our term loan. The cash flow hedge is expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swap is recognized as a component of other comprehensive income (OCI) and will be recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as an adjustment to interest expense. The amount of net gains expected to be reclassified into earnings in the next 12 months is $1.3 million.

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

The before-tax effects of our derivative instruments designated as hedges on the Consolidated Balance Sheets and the Consolidated Statements of Operations were as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated AOCI into Income (Effective Portion)			Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
			Location	Amount		Location	Amount
	2018	2017		2018	2017		2018	2017
	(in thousands)			(in thousands)			(in thousands)
Three Months Ended March 31,
Interest rate swap contracts	$1,247	$181	Interest expense	$88	$(335)	Interest expense	$—	$—
Interest rate cap contracts	188	(84)	Interest expense	(70)	(43)	Interest expense	—	—

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized to other income and expense. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of March 31, 2018, a total of 57 contracts were offsetting our exposures from the Euro, Saudi Riyal, Indian Rupee, Chinese Yuan, Indonesian Rupiah, and various other currencies, with notional amounts ranging from $93,000 to $47.5 million.

The effect of our derivative instruments not designated as hedges on the Consolidated Statements of Operations was as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Location	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
		Three Months Ended March 31,
		2018	2017
		(in thousands)
Foreign exchange forward contracts	Other income (expense), net	$(1,523)	$(1,742)
Interest rate cap contracts	Interest expense	282	(126)

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

Amounts recognized on the Consolidated Balance Sheets consist of:

	March 31, 2018	December 31, 2017
	(in thousands)
Assets
Plan assets in other long-term assets	$1,054	$991

Liabilities
Current portion of pension benefit obligation in wages and benefits payable	3,291	3,260
Long-term portion of pension benefit obligation	100,045	95,717

Pension benefit obligation, net	$102,282	$97,986

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

Net periodic pension benefit costs for our plans include the following components:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Service cost	$1,049	$928
Interest cost	609	525
Expected return on plan assets	(181)	(146)
Amortization of actuarial net loss	403	391
Amortization of unrecognized prior service costs	17	15
Net periodic benefit cost	$1,897	$1,713

The components of net periodic benefit cost, other than the service cost component, are included in total other income (expense) on the Consolidated Statements of Operations.

Note 9:    Stock-Based Compensation

We maintain the Second Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan), which allows us to grant stock-based compensation awards, including stock options, restricted stock units, phantom stock, and unrestricted stock units. Under the Stock Incentive Plan, we have 10,473,956 shares of common stock reserved and authorized for issuance subject to stock splits, dividends, and other similar events. At March 31, 2018, 4,215,490 shares were available for grant under the Stock Incentive Plan. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied. These shares are subject to a fungible share provision such that the authorized share reserve is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

As a part of the acquisition of SSNI, we reserved and authorized 730,457 shares of Itron common stock to be issued for certain Silver Spring Network common stock awards that were converted to Itron common stock awards at acquisition date pursuant to the Agreement and Plan of Merger (SSNI Plan). New stock based compensation awards from the SSNI Plan may only be made to previous and newly hired employees of SSNI. The shares were converted from the Silver Spring Networks, Inc. 2012 Equity Incentive Plan, Non-Plan Inducement Stock Options, Non-Plan Inducement Restricted Stock Units and Non-Plan Inducement Performance Stock Units. There is no fungible share provision. As of March 31, 2018, 142,336 shares were available for grant under the SSNI Plan.

We also periodically award phantom stock units, which are settled in cash upon vesting and accounted for as liability-based awards with no impact to the shares available for grant.

In addition, we maintain the Employee Stock Purchase Plan (ESPP), for which approximately 331,993 shares of common stock were available for future issuance at March 31, 2018.

Unrestricted stock and ESPP activity for the three months ended March 31, 2018 and 2017 was not significant.

Stock-Based Compensation Expense
Total stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Stock options	$831	$659
Restricted stock units	7,057	4,297
Unrestricted stock awards	207	255
Phantom stock units	690	392
Total stock-based compensation	$8,785	$5,603

Related tax benefit	$1,534	$1,228

Stock Options
A summary of our stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2017	959	$45.64	6.6	$19,125
Granted	121	65.55			$22.01
Exercised	(5)	35.29		120
Outstanding, March 31, 2017	1,075	$47.92	6.7	$17,236

Outstanding, January 1, 2018	956	$47.10	6.3	$21,965
Converted upon acquisition	42	51.86			$14.86
Granted	101	69.30			$24.83
Exercised	(62)	40.31		2,104
Forfeited	(3)	72.25
Expired	(7)	95.96
Outstanding, March 31, 2018	1,027	$49.49	6.5	$24,051

Exercisable March 31, 2018	716	$45.96	5.5	$19,725

Expected to vest, March 31, 2018	308	$57.74	8.9	$4,255

At March 31, 2018, total unrecognized stock-based compensation expense related to nonvested stock options was $5.0 million, which is expected to be recognized over a weighted average period of approximately 1.8 years.

The weighted-average assumptions used to estimate the fair value of stock options granted and the resulting weighted average fair value are as follows:

	Three Months Ended March 31,
	2018	2017
Expected volatility	30.9%	32.7%
Risk-free interest rate	2.8%	2.0%
Expected term (years)	6.1	5.5

Restricted Stock Units
The following table summarizes restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	(in thousands)		(in thousands)
Outstanding, January 1, 2017	701
Granted	131	$63.12
Released	(317)		$12,066
Forfeited	(3)
Outstanding, March 31, 2017	512

Outstanding, January 1, 2018	556	$47.68
Converted upon acquisition	579	69.40
Granted	136	69.30
Released	(352)	47.18	$17,231
Forfeited	(28)	68.44
Outstanding, March 31, 2018	891	63.72

Vested but not released, March 31, 2018	10		$729

Expected to vest, March 31, 2018	788		$56,369

At March 31, 2018, total unrecognized compensation expense on restricted stock units was $61.3 million, which is expected to be recognized over a weighted average period of approximately 2.4 years.

The weighted-average assumptions used to estimate the fair value of performance-based restricted stock units granted and the resulting weighted average fair value are as follows:

	Three Months Ended March 31,
	2018	2017
Expected volatility	28.0%	28.0%
Risk-free interest rate	2.2%	1.0%
Expected term (years)	2.1	1.7

Weighted average fair value	$78.56	$77.78

Phantom Stock Units
The following table summarizes phantom stock unit activity:

	Number of Phantom Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding, January 1, 2017	62
Granted	32	$65.55
Released	(19)
Forfeited	(2)
Outstanding, March 31, 2017	73

Expected to vest, March 31, 2017	73

Outstanding, January 1, 2018	63	$51.88
Converted upon acquisition	21	69.40
Granted	31	69.30
Released	(27)	50.19
Forfeited	(1)	69.36
Outstanding, March 31, 2018	87	62.61

Expected to vest, March 31, 2018	85

At March 31, 2018, total unrecognized compensation expense on phantom stock units was $5.7 million which is expected to be recognized over a weighted average period of approximately 2.2 years. As of March 31, 2018 and December 31, 2017, we have recognized a phantom stock liability of $0.6 million and $1.7 million, respectively, within wages and benefits payable in the Consolidated Balance Sheets.

Note 10: Income Taxes

We determine the interim tax benefit (provision) by applying an estimate of the annual effective tax rate to the year-to-date pretax book income (loss) and adjusting for discrete items during the reporting period, if any. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded. Additionally, for certain tax jurisdictions where a reliable estimate of annual income tax expense or benefit cannot be made, we applied the actual effective tax rate to quarter-to-date income.

Our tax benefit for the three months ended March 31, 2018 of 7% differed from the federal statutory rate of 21% due primarily to unbenefitted losses experienced in jurisdictions with valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions, a benefit related to excess stock based compensation, and uncertain tax positions.

Our tax expense for the three months ended March 31, 2017 of 36% differed from the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions, a benefit related to excess stock based compensation, and losses experienced in jurisdictions with valuation allowances on deferred tax assets.

The tax provision for December 31, 2017 included the provisional determination of the impact to our deferred tax positions of the Tax Cuts and Jobs Act. We will continue to review any additional guidance issued by the U.S. Department of the Treasury, Internal Revenue Service, Financial Accounting Standards Board, or other regulatory bodies and adjust our provisional amount during the measurement period, which should not extend beyond one year from the enactment date of December 22, 2017. For the three months ended March 31, 2018 no changes to these provisional amounts have been recorded.

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense recognized were as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net interest and penalties expense	$424	$206

Accrued interest and penalties recognized were as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Accrued interest	$3,155	$2,706
Accrued penalties	2,513	2,426

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate were as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Unrecognized tax benefits related to uncertain tax positions	$76,120	$56,702
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	74,671	55,312

The increase in unrecognized tax benefits at March 31, 2018 related primarily to $16.4 million of unrecognized tax benefits recorded through purchase accounting on January 5, 2018 as a result of the acquisition of SSNI.

At March 31, 2018, we are under examination by certain tax authorities for the 2000 to 2015 tax years. The material jurisdictions where we are subject to examination include, among others, the United States, France, Germany, Italy, Brazil and the United Kingdom. No material changes have occurred to previously disclosed assessments. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

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

Our available lines of credit, outstanding standby LOCs, and performance bonds were as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
Credit facilities
Multicurrency revolving line of credit	$500,000	$500,000
Long-term borrowings	(95,777)	(125,414)
Standby LOCs issued and outstanding	(46,359)	(31,881)

Net available for additional borrowings under the multi-currency revolving line of credit	$357,864	$342,705
Net available for additional standby LOCs under sub-facility	253,641	218,119

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$114,160	$110,477
Standby LOCs issued and outstanding	(21,471)	(21,030)
Short-term borrowings	(1,776)	(916)
Net available for additional borrowings and LOCs	$90,913	$88,531

Unsecured surety bonds in force	$52,639	$51,344

In the event any such standby LOC or bond is called, we would be obligated to reimburse the issuer of the standby LOC or bond; however, we do not believe that any outstanding LOC or bond will be called.

We generally provide an indemnification related to the infringement of any patent, copyright, trademark, or other intellectual property right on software or equipment within our sales contracts, which indemnifies the customer from and pays the resulting costs, damages, and attorney's fees awarded against a customer with respect to such a claim provided that: 1) the customer promptly notifies us in writing of the claim and 2) we have the sole control of the defense and all related settlement negotiations. We may also provide an indemnification to our customers for third party claims resulting from damages caused by the negligence or willful misconduct of our employees/agents in connection with the performance of certain contracts. The terms of our indemnifications generally do not limit the maximum potential payments. It is not possible to predict the maximum potential amount of future payments under these or similar agreements.

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

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Beginning balance	$34,862	$43,302
Assumed liabilities from acquisition	5,742	—
New product warranties	818	2,361
Other adjustments and expirations	4,044	1,682
Claims activity	(4,108)	(6,351)
Effect of change in exchange rates	621	542
Ending balance	41,979	41,536
Less: current portion of warranty	26,533	23,500
Long-term warranty	$15,446	$18,036

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to extended warranty contracts, insurance and supplier recoveries, and other changes and adjustments to warranties. Warranty expense was as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Total warranty expense	$4,862	$4,043

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

Plan costs were as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Plan costs	$8,680	$8,754

The IBNR accrual, which is included in wages and benefits payable, was as follows:

	March 31, 2018	December 31, 2017
	(in thousands)
IBNR accrual	$2,911	$2,664

Our IBNR accrual and expenses may fluctuate due to the number of plan participants, claims activity, and deductible limits. For our employees located outside of the United States, health benefits are provided primarily through governmental social plans, which are funded through employee and employer tax withholdings.

Note 12:    Restructuring

2018 Projects
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

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2018 Projects are as follows:

	Total Expected Costs at March 31, 2018	Costs Recognized During the Three Months Ended March 31, 2018	Expected Remaining Costs to be Recognized at March 31, 2018
	(in thousands)
Employee severance costs	$87,993	$87,993	$—
Other restructuring costs	16,500	—	16,500
Total	$104,493	$87,993	$16,500

Segments:
Electricity	$20,706	$19,206	$1,500
Gas	51,929	42,929	9,000
Water	23,712	17,712	6,000
Corporate unallocated	8,146	8,146	—
Total	$104,493	$87,993	$16,500

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

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2016 Projects are as follows:

	Total Expected Costs at March 31, 2018	Costs Recognized in Prior Periods	Costs Recognized During the Three Months Ended March 31, 2018	Expected Remaining Costs to be Recognized at March 31, 2018
	(in thousands)
Employee severance costs	$38,848	$39,855	$(1,007)	$—
Asset impairments & net loss on sale or disposal	4,969	4,922	47	—
Other restructuring costs	15,767	9,435	832	5,500
Total	$59,584	$54,212	$(128)	$5,500

Segments:
Electricity	$10,919	$9,025	$394	$1,500
Gas	31,799	29,181	618	2,000
Water	14,763	13,761	(998)	2,000
Corporate unallocated	2,103	2,245	(142)	—
Total	$59,584	$54,212	$(128)	$5,500

The following table summarizes the activity within the restructuring related balance sheet accounts for the 2018 and 2016 Projects during the three months ended March 31, 2018:

	Accrued Employee Severance	Asset Impairments & Net Loss on Sale or Disposal	Other Accrued Costs	Total
	(in thousands)
Beginning balance, January 1, 2018	$37,654	$—	$2,471	$40,125
Costs charged to expense	86,986	47	832	87,865
Cash payments	(7,063)	—	(854)	(7,917)
Net assets disposed and impaired	—	(47)	—	(47)
Effect of change in exchange rates	1,566	—	2	1,568
Ending balance, March 31, 2018	$119,143	$—	$2,451	$121,594

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

The current portion of restructuring liabilities were $60.3 million and $32.5 million as of March 31, 2018 and December 31, 2017. The current portion of restructuring liabilities are classified within other current liabilities on the Consolidated Balance Sheets. The long-term portion of restructuring liabilities balances were $61.2 million and $7.6 million as of March 31, 2018 and December 31, 2017. The long-term portion of restructuring liabilities are classified within other long-term obligations on the Consolidated Balance Sheets, and include facility exit costs and severance accruals.

Note 13:    Shareholders' Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at March 31, 2018 and December 31, 2017.

Stock Repurchase Authorization
On February 23, 2017, Itron's Board of Directors authorized the Company to repurchase up to $50 million of our common stock over a 12-month period, beginning February 23, 2017. There were no repurchases of common stock made prior to plan termination on February 23, 2018.

Other Comprehensive Income (Loss)
The before-tax amount, income tax (provision) benefit, and net-of-tax amount related to each component of OCI were as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Before-tax amount
Foreign currency translation adjustment	$16,293	$15,066
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	1,436	97
Net hedging (gain) loss reclassified into net income	(19)	378
Net defined benefit plan loss reclassified to net income	420	406
Total other comprehensive income (loss), before tax	18,130	15,947

Tax (provision) benefit
Foreign currency translation adjustment	7	(50)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(253)	(37)
Net hedging (gain) loss reclassified into net income	5	(146)
Net defined benefit plan loss reclassified to net income	(6)	(5)
Total other comprehensive income (loss) tax benefit	(247)	(238)

Net-of-tax amount
Foreign currency translation adjustment	16,300	15,016
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	1,183	60
Net hedging (gain) loss reclassified into net income	(14)	232
Net defined benefit plan loss reclassified to net income	414	401
Total other comprehensive income (loss), net of tax	$17,883	$15,709

The changes in the components of AOCI, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Benefit Obligation Adjustments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balances at January 1, 2017	$(182,986)	$43	$(14,380)	$(32,004)	$(229,327)
OCI before reclassifications	15,016	60	—	—	15,076
Amounts reclassified from AOCI	—	232	—	401	633
Total other comprehensive income (loss)	15,016	292	—	401	15,709
Balances at March 31, 2017	$(167,970)	$335	$(14,380)	$(31,603)	$(213,618)

Balances at January 1, 2018	$(128,648)	$966	$(14,380)	$(28,416)	$(170,478)
OCI before reclassifications	16,300	1,183	—	—	17,483
Amounts reclassified from AOCI	—	(14)	—	414	400
Total other comprehensive income (loss)	16,300	1,169	—	414	17,883
Balances at March 31, 2018	$(112,348)	$2,135	$(14,380)	$(28,002)	$(152,595)

Note 14:    Fair Values of Financial Instruments

The following table presents the fair values of our financial instruments:

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Assets
Cash and cash equivalents	$143,951	$143,951	$176,274	$176,274
Restricted cash	1,517	1,517	311,061	311,061
Foreign exchange forwards	44	44	41	41
Interest rate swaps	3,529	3,529	2,370	2,370
Interest rate caps	959	959	489	489

Liabilities
Credit facility
USD denominated term loan	$650,000	$658,796	$194,063	$192,295
Multicurrency revolving line of credit	95,777	97,205	125,414	124,100
Senior notes	400,000	395,000	300,000	301,125
Foreign exchange forwards	356	356	289	289

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

The fair values at March 31, 2018 and December 31, 2017 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

Note 15:    Segment Information

We operate under the Itron brand worldwide and manage and report under four operating segments: Electricity, Gas, Water, and Networks. Our Water operating segment includes our global water, and heat and allocation solutions. Networks became a new operating segment with the acquisition of SSNI. This structure allows each segment to develop its own go-to-market strategy, prioritize its marketing and product development requirements, and focus on its strategic investments. Our sales and marketing function is managed under each segment. Our product development, service delivery, and manufacturing operations are managed on a worldwide basis to promote a global perspective in our operations and processes and yet still maintain alignment with the segments.

We have three GAAP measures of segment performance: revenue, gross profit (margin), and operating income (margin). Intersegment revenues are minimal. Certain operating expenses are allocated to our Electricity, Gas, and Water operating segments based upon internally established allocation methodologies. We will not allocate operating expenses to our Networks segment until it is fully integrated and managed centrally. Corporate operating expenses, interest income, interest expense, other income (expense), and income tax provision are not allocated to the segments, nor are included in the measure of segment profit or loss.

In addition, we allocate only certain production assets and intangible assets to our operating segments. We do not manage the performance of the segments on a balance sheet basis.

Segment Products

Electricity
Standard electricity (electromechanical and electronic) meters; smart network and data platform solutions that include one or several of the following: smart electricity meters; smart electricity communication modules; prepayment systems, including smart key, keypad, and smart card communication technologies; smart systems including handheld, mobile, and fixed network collection technologies; smart network technologies; meter data management software; knowledge application solutions; installation; implementation; and professional services including consulting and analysis.

Gas
Standard gas meters; smart network and data platform solutions that include one or several of the following: smart gas meters; smart gas communication modules; prepayment systems, including smart key, keypad, and smart card communication technologies; smart systems, including handheld, mobile, and fixed network collection technologies; smart network technologies; meter data management software; knowledge application solutions installation; implementation; and professional services including consulting and analysis.

Water
Standard water and heat meters; smart network and data platform solutions that include one or several of the following: smart water meters and communication modules; smart heat meters; smart systems including handheld, mobile, and fixed network collection technologies; meter data management software; knowledge application solutions; installation; implementation; and professional services including consulting and analysis.

Networks
Smart network and data platform solutions for electricity, gas, water and smart cities including advanced metering, distribution automation, demand-side management, and street lights. Solutions include one or several of the following: communications modules, access points, relays and bridges; network operating software, grid management, security and grid analytics managed services and SaaS; installation; implementation; and professional services including consulting and analysis.

Revenues, gross profit, and operating income associated with our segments were as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Product revenues
Electricity	$213,877	$205,903
Gas	130,243	117,127
Water	125,587	109,335
Networks	67,403	—
Total Company	$537,110	$432,365

Service revenues
Electricity	$38,528	$32,848
Gas	7,496	7,084
Water	5,607	5,295
Networks	18,480	—
Total Company	$70,111	$45,227

Total revenues
Electricity	$252,405	$238,751
Gas	137,739	124,211
Water	131,194	114,630
Networks	85,883	—
Total Company	$607,221	$477,592

Gross profit
Electricity	$69,975	$67,250
Gas	43,471	50,815
Water	37,805	39,572
Networks	28,604	—
Total Company	$179,855	$157,637

Operating income (loss)
Electricity	$(2,768)	$17,084
Gas	(28,348)	21,731
Water	(11,710)	8,804
Networks	(75,510)	—
Corporate unallocated	(22,112)	(16,792)
Total Company	(140,448)	30,827
Total other income (expense)	(16,010)	(5,766)
Income (loss) before income taxes	$(156,458)	$25,061

For the three months ended March 31, 2018, one customer represented 22% and another customer represented 16%, respectively, of total Electricity segment revenues. For the three months ended March 31, 2018, one customer represented 11% of total Gas segment revenues, and one customer represented 11% of Networks segment revenues. For the three months ended March 31, 2018, no single customer represented more than 10% of the Water segment or total company revenues.

For the three months ended March 31, 2017, one customer represented 18% of total Electricity segment revenues. For the three months ended March 31, 2017, no single customer represented more than 10% of the Gas or Water segment or total company revenues.

We currently buy a majority of our integrated circuit boards, an important component in our products, from two suppliers. Management believes that other suppliers could provide similar circuit boards, but a change in suppliers, disputes with our suppliers, or unexpected constraints on the suppliers' production capacity could adversely affect operating results.

Revenues by region were as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
United States and Canada	$355,932	$269,096
Europe, Middle East, and Africa	202,074	162,815
Other(1)	49,215	45,681
Total revenues	$607,221	$477,592

(1)	The Other region includes our operations in Latin America and Asia Pacific.

Depreciation and amortization expense associated with our segments was as follows:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Electricity	$6,525	$5,311
Gas	4,202	4,244
Water	4,109	3,959
Networks	15,012	—
Corporate unallocated	1,224	864
Total Company	$31,072	$14,378

Note 16: Revenues

A summary of significant net changes in the contract assets and the contract liabilities balances during the period is as follows:

2018
Contract liabilities, less contract assets
(in thousands)
Beginning balance, January 1	$59,808
Changes due to business combination	38,816
Revenue recognized from beginning contract liability	(24,549)
Revenue recognized from current period increases	(6,352)
Increases due to amounts collected or due	56,051
Other	(1,243)
Ending balance, March 31	$122,531

On January 1, 2018, total contract assets were $11.3 million and total contract liabilities were $71.1 million. On March 31, 2018, total contract assets were $14.2 million and total contract liabilities were $136.7 million. The contract assets primarily relate to contracts that include a retention clause and allocations related to contracts with multiple performance obligations. The contract liabilities primarily relate to deferred revenue, such as extended warranty and maintenance cost.

Transaction price allocated to the remaining performance obligations
Total transaction price allocated to remaining performance obligations represent committed but undelivered products and services for contracts and purchase orders at period end. Twelve-month remaining performance obligations represent the portion of total transaction price allocated to remaining performance obligations that we estimate will be recognized as revenue over the next 12 months. Total transaction price allocated to remaining performance obligations is not a complete measure of our future revenues as we also receive orders where the customer may have legal termination rights but are not likely to terminate.

Total transaction price allocated to remaining performance obligations related to contracts is approximately $1.1 billion for the next twelve months and approximately $740 million for periods longer than 12 months. The total remaining performance obligations is comprised of product and services components. The services component relates primarily to maintenance agreements for which customers pay a full year's maintenance in advance, and services revenue is generally recognized over the service period. Total transaction price allocated to remaining performance obligations also includes our extended warranty contracts, for which revenue is recognized over the warranty period, and hardware, which is recognized as units are delivered. The estimate of when remaining performance obligations will be recognized requires significant judgment.

Cost to obtain a contract and cost to fulfill a contract with a customer
Cost to obtain a contract and costs to fulfill a contract were capitalized and amortized using a systematic rational approached to align with the transfer of control of underlying contracts with customers. While amounts were capitalized, amounts are not material for disclosure.

Disaggregation of revenue
Refer to Note 15 and the Consolidated Statement of Operations for disclosure regarding the disaggregation of revenue into categories which depict how revenue and cash flows are affected by economic factors. Specifically, our operating segments and geographical regions as disclosed and product categories of hardware and services as presented.

Impacts on financial statements
Under the modified retrospective transition method, we are required to provide additional disclosures during 2018 of the amount by which each financial statement line item is affected in the current reporting period, as compared to the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any.

The effects of Topic 606 and Subtopic ASC 340-40 on our Consolidated Balance Sheet as of March 31, 2018 were total deferred revenue would have been higher by approximately $15 million, of which, approximately $6 million would have been classified as short term. The difference in deferred revenue reflects the timing of revenue recognition related to certain of our customer contracts. The net impact of all adjustments would have resulted in an increase to our accumulated deficit of approximately $11 million. The difference in accumulated deficit reflects the cumulative effect of adoption and the net effect thereof on the Consolidated Statement of Operations for the three months ended March 31, 2018. The impact of the adoption was not material to the other line items.

The effect of Topic 606 and Subtopic ASC 340-40 was not material to the Consolidated Statements of Operations and the Consolidated Statement of Cash Flows for the three months ended March 31, 2018.

Note 17:    Business Combinations

Silver Spring Networks, Inc.
On January 5, 2018, we completed the acquisition of SSNI by purchasing 100% of SSNI's outstanding stock. The acquisition was financed through incremental borrowings and cash on hand. Refer to Note 6 for further discussion of our debt.

SSNI provides smart network and data platform solutions for electricity, gas, water and smart cities including advanced metering, distribution automation, demand-side management, and street lights. Solutions include one or several of the following: communications modules, access points, relays and bridges; network operating software, grid management, security and grid analytics managed services and SaaS; installation; implementation; and professional services including consulting and analysis. Itron is managing the SSNI business as our Networks operating segment.

The purchase price of SSNI was $809.2 million, which is net of $97.8 million of acquired cash and cash equivalents. Of the total consideration $802.5 million was paid in cash. The remaining $6.7 million relates to the fair value of pre-acquisition service for replacement awards of unvested SSNI options and restricted stock unit awards with an Itron equivalent award. We made a preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on estimated fair value assessments during the first quarter. We are continuing to collect information to determine the fair values of certain intangible assets, working capital, and deferred income taxes, all of which could affect goodwill. The fair values of these assets and liabilities are provisional until we are able to complete our assessment.

The following reflects our preliminary allocation of purchase price as of January 5, 2018:

	Fair Value	Weighted Average Useful Life
	(in thousands)	(in years)
Current Assets	$86,962
Property, plant, and equipment	27,670
Other long-term assets (1)	(830)

Identifiable intangible assets
Core-developed technology	81,900	5
Customer contract and relationships	133,500	10
Trademark and trade names	10,800	3
Total identified intangible assets subject to amortization	226,200	8
In-process research and development (IPR&D)	14,400
Total identified intangible assets	240,600

Goodwill	572,499
Current liabilities	(91,857)
Customer contract and relationships	(23,900)	5
Long-term liabilities	(1,928)
Total net assets acquired	$809,216

(1)
Reflects adjustments to deferred tax assets and liabilities, net as a result of the acquisition, and is classified as part of our overall consolidated deferred tax asset. This negative deferred tax asset more than offsets the fair value of other noncurrent assets acquired.

The fair values for the identified trademarks and core-developed technology intangible assets were estimated using the relief from royalty method, which values the assets by estimating the savings achieved by ownership of trademark or technology when compared with the cost of licensing it from an independent owner.

The fair value of customer contracts and relationship were estimated using the income approach. Under the income approach, the fair value reflects the present value of the projected cash flows that are expected to be generated. The fair value of IPR&D was valued utilizing the replacement cost method, which measures the value of an asset based on the cost to replace the existing asset. IPR&D will be amortized using the straight-line method after the technology is fully developed and is considered a product offering of SSNI. Incremental costs to be incurred for these projects will be recognized as product development expense as incurred within the Consolidated Statements of Operations.

Core-developed technology represents the fair values of SSNI products that have reached technological feasibility and were part of SSNI's product offerings at the date of the acquisition. Customer contracts and relationships represent the fair value of the relationships developed with its customers, including the backlog. The core-developed technology, trademarks, and customer contracts and relationships intangible assets valued using the income approach will be amortized using the estimated discounted cash flows assumed in the valuation models.

Goodwill of $572.5 million arising from the acquisition consists largely of the synergies expected from combining the operations of Itron and SSNI, as well as certain intangible assets that do not qualify for separate recognition. All of the goodwill balance was assigned to the Networks reporting unit and segment. We will not be able to deduct any of the goodwill balance for income tax purposes.

During the business combination, we incurred $15.6 million of acquisition related expenses, which include such activities as success fees, certain consulting and advisory costs, and incremental legal and accounting costs. In addition, we recognized $46.8 million of integration costs, which are expenses related to integrating SSNI into Itron, and includes expenses such as accounting and process integration and the related consulting fees, severance, site closure costs, system integration, and travel associated with knowledge transfers as we consolidate redundant positions. All acquisition and integration related expenses are included within general and administrative expenses in the Consolidated Statement of Operations.

The following table presents the revenues and net income (loss) from SSNI operations that are included in our Consolidated Statements of Operations:

January 5, 2018 - March 31, 2018

Revenues	$85,833
Net loss	(29,753)

The following supplemental pro forma results are based on the individual historical results of Itron and SSNI, with adjustments to give effect to the combined operations as if the acquisition had been consummated on January 1, 2017.

	Three Months Ended March 31,
	2018	2017
	( in thousands)
Revenues	$607,221	$527,855
Net loss	(130,966)	(27,234)

The significant nonrecurring adjustments reflected in the proforma schedule above are considered material and include the following:

•	Elimination of transaction costs incurred by SSNI and Itron prior to the acquisition completion

•	Reclassification of certain expenses incurred after the acquisition to the appropriate periods assuming the acquisition closed on January 1, 2017

The supplemental pro forma results are intended for information purposes only and do not purport to represent what the combined companies' results of operations would actually have been had the transaction in fact occurred at an earlier date or project the results for any future date or period.

Comverge
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

The purchase price of Comverge was $100.0 million in cash, net of $18.2 million of cash and cash equivalents acquired. We allocated the purchase price to the assets acquired and liabilities assumed based on fair value assessments. The fair values of these assets and liabilities were considered final as of December 31, 2017.

Goodwill of $59.7 million arising from the acquisition was largely related to synergies expected from combined operations of Itron and Comverge, as well as certain intangible assets that did not qualify for separate recognition. All of the goodwill balance was assigned to the Electricity reporting unit and segment. We did not deduct any of the goodwill balance for income tax purposes.

The following supplemental pro forma results are based on the individual historical results of Itron and Comverge, with adjustments to give effect to the combined operations as if the acquisition had been consummated on January 1, 2016.

	Three Months Ended March 31,
	2018	2017
	( in thousands)
Revenues	$607,221	$491,762
Net income (loss)	(145,270)	15,107

The significant nonrecurring adjustments reflected in the proforma schedule above are not considered material and include the following:

•	Elimination of transaction costs incurred by Comverge and Itron prior to the acquisition completion

•	Reclassification of certain expenses incurred after the acquisition to the appropriate periods assuming the acquisition closed on January 1, 2016

The supplemental pro forma results are intended for information purposes only and do not purport to represent what the combined companies' results of operations would actually have been had the transaction in fact occurred at an earlier date or project the results for any future date or period.

Item 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes included in this report and with our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (SEC) on February 28, 2018.

Documents we provide to the SEC are available free of charge under the Investors section of our website at www.itron.com as soon as practicable after they are filed with or furnished to the SEC. In addition, these documents are available at the SEC's website (http://www.sec.gov), at the SEC's Headquarters at 100 F Street, NE, Washington, DC 20549, or by calling 1-800-SEC-0330.

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, revenues, earnings growth, liquidity, restructuring, and other items. This document reflects our current plans and expectations and is based on information currently available as of the date of this Quarterly Report on Form 10-Q. When we use the words "expect," "intend," "anticipate," "believe," "plan," "project," "estimate," "future," "objective," "may," "will," "will continue," and similar expressions, they are intended to identify forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. Although we believe that these assumptions and estimates are reasonable, any of these assumptions and estimates could prove to be inaccurate and the forward looking statements based on them could be incorrect and cause our actual results to vary materially from expected results. For a more complete description of these and other risks, refer to Item 1A: "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on February 28, 2018 and our other reports on file with the SEC. We do not undertake any obligation to update or revise any forward looking statement in this document.

Overview

We are a technology company, offering end-to-end solutions to enhance productivity and efficiency, primarily focused on utilities and municipalities around the globe. Our solutions generally include robust industrial grade networks, smart meters, meter data management software, and knowledge application solutions, which bring additional value to the customer. Our professional services help our customers project-manage, install, implement, operate, and maintain their systems. We operate under the Itron brand worldwide and manage and report under four operating segments: Electricity, Gas, Water, and Networks. Our Water operating segment includes our global water, and heat and allocation solutions. Networks became a new operating segment with the acquisition of SSNI. This structure allows each segment to develop its own go-to-market strategy, prioritize its marketing and product development requirements, and focus on its strategic investments. Our sales and marketing function is managed under each segment. Our product development, service delivery, and manufacturing operations are managed on a worldwide basis to promote a global perspective in our operations and processes and yet still maintains alignment with the segments.

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

In our discussions of the operating results below, we sometimes refer to the impact of foreign currency exchange rate fluctuations, which are references to the differences between the foreign currency exchange rates we use to convert operating results from local currencies into U.S. dollars for reporting purposes. We also use the term "constant currency," which represents results adjusted to exclude foreign currency exchange rate impacts. We calculate the constant currency change as the difference between the current period results translated using the current period currency exchange rates and the comparable prior period's results restated using current period currency exchange rates. We believe the reconciliations of changes in constant currency provide useful supplementary information to investors in light of fluctuations in foreign currency exchange rates.

Refer to the Non-GAAP Measures section below on pages 48-50 for information about these non-GAAP measures and the detailed reconciliation of items that impacted free cash flow, non-GAAP operating expense, non-GAAP operating income, non-GAAP net income, adjusted EBITDA, and non-GAAP diluted EPS in the presented periods.

Total Company Highlights and Unit Shipments

Highlights and significant developments for the three months ended March 31, 2018

•	Revenues were $607.2 million compared with $477.6 million in the same period last year, an increase of $129.6 million, or 27%.

•	Gross margin was 29.6% compared with 33.0% in the same period last year.

•	Operating expenses increased $193.5 million, or 153%, compared with the same period last year.

•	Net loss attributable to Itron, Inc. was $145.7 million, compared with net income of $15.8 million in the same period last year.

•	GAAP diluted EPS decreased by $4.14 to a loss of $3.74 as compared with the same period last year.

•	Non-GAAP net income attributable to Itron, Inc., was $5.1 million compared with $22.2 million in the same period last year.

•	Non-GAAP diluted EPS was $0.13, a decrease of $0.44 compared with the same period last year.

•	Adjusted EBITDA decreased $6.0 million compared with the same period last year.

Silver Spring Networks, Inc. Acquisition
On January 5, 2018, we completed our acquisition of SSNI by purchasing all outstanding shares for $16.25 per share, resulting in a total purchase price, net of cash, of $809.2 million. SSNI provided Internet of Important ThingsTM connectivity platforms and solutions to utilities and cities. The acquisition continues our focus on expanding management services and software-as-a-service solutions, which allows us to provide more value to our customers by optimizing devices, network technologies, outcomes and analytics. Upon acquisition, SSNI changed its name to Itron Networked Solutions, Inc., and will operate separately as our Networks operating segment.

In order to facilitate funding the acquisition of SSNI, we entered into a $1.2 billion senior secured credit facility (the 2018 credit facility), which amended and restated our existing senior secured credit facility. The 2018 credit facility consists of a $650 million U.S. dollar term loan and a multicurrency revolving line of credit with a principal amount of up to $500 million. We also issued $300 million of 5% senior notes on December 22, 2017 to fund this acquisition. On January 19, 2018, we issued an additional $100 million of 5% senior notes. For additional information regarding our 2018 credit facility and senior notes, refer to Item 1: "Financial Statements (Unaudited), Note 6: Debt."

We are also implementing an integration plan associated with this acquisition. For the three months ended March 31, 2018 we recognized $62.4 million of acquisition and integration related expenses, and we anticipate $30 million to $40 million of additional expenses will be incurred in future periods. We anticipate annualized savings of $50 million at the conclusion of the integration plan, which we expect to substantially complete by the end of 2020. For further discussion of the acquisition, refer to Item 1: "Financial Statements (Unaudited), Note 17: Business Combinations."

2018 Restructuring Projects
On February 22, 2018, our Board of Directors approved a restructuring plan (2018 Projects). The 2018 Projects include activities that continue our efforts to optimize our global supply chain and manufacturing operations, product development, and sales and marketing organizations. We expect to substantially complete the plan by the end of 2020. We recorded restructuring expense of $88.0 million related to the 2018 Projects during the three months ended March 31, 2018, and we anticipate an additional $16.5 million to be recognized in future periods. At the conclusion of the 2018 Projects, we anticipate annualized savings of $45 million to $50 million. For further discussion of restructuring activities, refer to Item 1: "Financial Statements (Unaudited), Note 12: Restructuring."

The following table summarizes the changes in GAAP and Non-GAAP financial measures:

	Three Months Ended March 31,
	2018	2017	% Change
	(in thousands, except margin and per share data)
GAAP
Revenues
Product revenues	$537,110	$432,365	24%
Service revenues	70,111	45,227	55%
Total revenues	607,221	477,592	27%

Gross profit	179,855	157,637	14%
Operating expenses	320,303	126,810	153%
Operating income (loss)	(140,448)	30,827	N/A
Other income (expense)	(16,010)	(5,766)	178%
Income tax benefit (provision)	11,188	(9,047)	N/A
Net income (loss) attributable to Itron, Inc.	(145,666)	15,845	N/A

Non-GAAP(1)
Non-GAAP operating expenses	$152,051	$118,876	28%
Non-GAAP operating income	27,804	38,761	(28)%
Non-GAAP net income attributable to Itron, Inc.	5,094	22,186	(77)%
Adjusted EBITDA	39,573	45,585	(13)%

GAAP Margins and Earnings Per Share
Gross margin
Product gross margin	28.7%	33.6%
Service gross margin	36.5%	27.3%
Total gross margin	29.6%	33.0%

Operating margin	(23.1)%	6.5%
Basic EPS	$(3.74)	$0.41
Diluted EPS	(3.74)	0.40

Non-GAAP Earnings Per Share(1)
Non-GAAP diluted EPS	$0.13	$0.57

(1)
These measures exclude certain expenses that we do not believe are indicative of our core operating results. See pages 48-50 for information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Meter and Module Summary
We classify meters into two categories:

•	Standard metering – no built-in remote reading communication technology

•	Smart metering – one-way communication of meter data or two-way communication including remote meter configuration and upgrade (consisting primarily of our OpenWay® technology)

In addition, smart meter communication modules and network interface cards can be sold separately from the meter.

Our revenue is driven significantly by sales of meters and communication modules. A summary of our meter and communication module shipments is as follows:

	Three Months Ended March 31,
	2018	2017
	(units in thousands)
Meters (1)
Standard	4,140	4,010
Smart	3,060	2,440
Total meters	7,200	6,450

Stand-alone communication modules and cards (2)
Smart	2,480	1,400

(1) The Networks segment shipped an immaterial number of meters during the three months ended March 31, 2018.
(2) The Networks segment shipped approximately 990,000 network interface cards during the three months ended March 31, 2018.

Results of Operations

Revenues and Gross Margin

The actual results and effects of changes in foreign currency exchange rates in revenues and gross profit were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended March 31,
	2018	2017
	(in thousands)
Total Company
Revenues	$607,221	$477,592	$25,777	$103,852	$129,629
Gross profit	179,855	157,637	7,650	14,568	22,218

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues
Revenues increased $129.6 million, or 27% for the three months ended March 31, 2018, compared with the same periods in 2017. For the three months ended March 31, 2018, revenues increased in the Electricity, Gas, and Water segments by $13.7 million, $13.5 million, and $16.6 million, respectively, compared with the same period in 2017. In addition, our new Networks segment contributed $85.9 million of revenues for the three months ended March 31, 2018. Service revenues increased $24.9 million, or 55%, due to $18.5 million contributed from the Networks segment and $7.4 million from our Itron Distributed Energy Management business (formally Comverge, Inc.) acquired during the second quarter of 2017. Product revenues increased $104.7 million, or 24%, including $67.4 million from the Networks segment, and growth in all other segments. Changes in exchange rates favorably impacted total revenues by $25.8 million.

No customer represented more than 10% of total revenues for the three months ended March 31, 2018 or 2017, respectively. Our 10 largest customers accounted for 32% and 33% of total revenues during the three months ended March 31, 2018 and 2017, respectively.

Gross Margin
Gross margin for the first quarter of 2018 was 29.6%, compared with 33.0% for the same period in 2017. Our gross margin associated with product sales decreased to 28.7% for the three months ended March 31, 2018 compared with 33.6% for the same period in 2017. This decline was the result of the continued transition of our supply chain and temporary manufacturing inefficiencies as part of our global restructuring and strategic sourcing projects. In addition, commodity and component price increases negatively impacted our margins during the quarter. Gross margin associated with our service revenues increased to 36.5% for the three months ended March 31, 2018 as compared with 27.3% for the same period in 2017. The increase resulted from the inclusion of our Networks segment, which has significantly higher margins on service revenues as compared with the Electricity, Gas, and Water segments.

Operating Expenses

The actual results and effects of changes in foreign currency exchange rates in operating expenses were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended March 31,
	2018	2017
	(in thousands)
Total Company
Sales and marketing	$51,921	$41,255	$2,923	$7,743	$10,666
Product development	60,284	40,767	1,744	17,773	19,517
General and administrative	102,493	37,187	2,035	63,271	65,306
Amortization of intangible assets	17,740	4,549	501	12,690	13,191
Restructuring	87,865	3,052	16	84,797	84,813
Total Operating expenses	$320,303	$126,810	$7,219	$186,274	$193,493

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Operating expenses increased $193.5 million for the three months ended March 31, 2018 as compared with the same period in 2017. This was primarily due to increased restructuring expense of $84.8 million following the announcement of the 2018 Projects as well as increased acquisition and integration expense related to SSNI of $62.4 million which are included within general and administrative expenses.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended March 31,		% Change
	2018	2017
	(in thousands)
Interest income	$661	$269	146%
Interest expense	(12,113)	(2,933)	313%
Amortization of prepaid debt fees	(3,391)	(266)	1,175%
Other income (expense), net	(1,167)	(2,836)	(59)%
Total other income (expense)	$(16,010)	$(5,766)	178%

Total other income (expense) for the three months ended March 31, 2018 was a net expense of $16.0 million, compared with $5.8 million in the same period in 2017. The increase was related to the increase in interest expense and amortization of prepaid debt fees as a result of the 2018 credit facility and senior secured notes, which was partially offset by the fluctuations in the recognized foreign currency exchange gains and losses due to transactions denominated in a currency other than the reporting entity's functional currency in other income (expense), net.

Income Tax Provision

For the three months ended March 31, 2018, our income tax benefit was $11.2 million compared with income tax expense of $9.0 million for the same period in 2017. Our tax rate for the three months ended March 31, 2018 of 7% differed from the federal statutory rate of 21% due to the forecasted mix of earnings in domestic and international jurisdictions, a benefit related to excess stock based compensation, uncertain tax positions, and losses experienced in jurisdictions with valuation allowances on deferred tax assets. Our tax rate for the three months ended March 31, 2017 of 36% differed from the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions, a benefit related to excess stock based compensation, and losses experienced in jurisdictions with valuation allowances on deferred tax assets.

The tax provision for December 31, 2017 included the provisional determination of the impact to our deferred tax positions of the Tax Cuts and Jobs Act. We will continue to review any additional guidance issued by the U.S. Department of the Treasury, Internal Revenue Service, Financial Accounting Standards Board, or other regulatory bodies and adjust our provisional amount during the measurement period, which should not extend beyond one year from the enactment date of December 22, 2017. For the three months ended March 31, 2018 no changes to these provisional amounts have been recorded.

Operating Segment Results

For a description of our operating segments, refer to Item 1: "Financial Statements (Unaudited) Note 15: Segment Information."

	Three Months Ended March 31,
	2018	2017	% Change
Segment Revenues	(in thousands)
Electricity	$252,405	$238,751	6%
Gas	137,739	124,211	11%
Water	131,194	114,630	14%
Networks	85,883	—	N/A
Total revenues	$607,221	$477,592	27%

	Three Months Ended March 31,
	2018		2017
	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(in thousands)		(in thousands)
Electricity	$69,975	27.7%	$67,250	28.2%
Gas	43,471	31.6%	50,815	40.9%
Water	37,805	28.8%	39,572	34.5%
Networks	28,604	33.3%	—	N/A
Total gross profit and margin	$179,855	29.6%	$157,637	33.0%

	Three Months Ended March 31,
	2018	2017	% Change
Segment Operating Expenses	(in thousands)
Electricity	$72,743	$50,166	45%
Gas	71,819	29,084	147%
Water	49,515	30,768	61%
Networks	104,114	—	N/A
Corporate unallocated	22,112	16,792	32%
Total operating expenses	$320,303	$126,810	153%

	Three Months Ended March 31,
	2018		2017
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss) and Operating Margin	(in thousands)		(in thousands)
Electricity	$(2,768)	(1.1)%	$17,084	7.2%
Gas	(28,348)	(20.6)%	21,731	17.5%
Water	(11,710)	(8.9)%	8,804	7.7%
Networks	(75,510)	(87.9)%	—	N/A
Corporate unallocated	(22,112)	(3.6)%	(16,792)	(3.5)%
Total Company	$(140,448)	(23.1)%	$30,827	6.5%

Electricity

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Electricity segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended March 31,
	2018	2017
	(in thousands)
Electricity Segment
Revenues	$252,405	$238,751	$8,816	$4,838	$13,654
Gross profit	69,975	67,250	2,381	344	2,725
Operating expenses	72,743	50,166	1,949	20,628	22,577

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues - Three months ended March 31, 2018 vs. Three months ended March 31, 2017
Revenues increased $13.7 million, or 6%, for the three months ended March 31, 2018, compared with the same period in 2017. This increase was primarily driven by increased service revenues from the addition of our Itron Distributed Energy Management (DEM) business and strong product revenue growth in our Europe, Middle East, and Africa (EMEA) region. DEM contributed $12.5 million to total revenues during the three months ended March 31, 2018. These increases were partially offset by a decline in North America product revenues. Changes in foreign currency exchange rates favorably impacted revenues by $8.8 million.

For the three months ended March 31, 2018, one customer represented 22% and another customer represented 16%, of total Electricity operating segment revenues. For the three months ended March 31, 2017, one customer represented 18% of total revenues.

Gross Margin - Three months ended March 31, 2018 vs. Three months ended March 31, 2017
Gross margin was 27.7% for the three months ended March 31, 2018, compared with 28.2% for the same period in 2017. The 50 basis point decrease over the prior year was primarily the result of certain manufacturing inefficiencies, partially offset by improved sales of our smart meters.

Operating Expenses - Three months ended March 31, 2018 vs. Three months ended March 31, 2017
Operating expenses increased $22.6 million, or 45%, for the three months ended March 31, 2018, compared with the same period in 2017. The increase was primarily a result of restructuring expenses associated with the announcement of the 2018 Projects.

Gas

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Gas segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended March 31,
	2018	2017
	(in thousands)
Gas Segment
Revenues	$137,739	$124,211	$5,706	$7,822	$13,528
Gross profit	43,471	50,815	896	(8,240)	(7,344)
Operating expenses	71,819	29,084	1,194	41,541	42,735

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues - Three months ended March 31, 2018 vs. Three months ended March 31, 2017
Revenues increased $13.5 million, or 11%, for the three months ended March 31, 2018 compared with the same period in 2017. This was primarily related to strong smart meter sales in our EMEA region. Changes in foreign currency exchange rates favorably impacted revenues by $5.7 million.

For the three months ended March 31, 2018, one customer represented 11% of total Gas operating segment revenues. No single customer represented more than 10% of the Gas operating segment revenues for the three months ended 2017.

Gross Margin - Three months ended March 31, 2018 vs. Three months ended March 31, 2017
Gross margin was 31.6% for the three months ended March 31, 2018, compared with 40.9% for the same period in 2017. The 930 basis point decrease was related to manufacturing inefficiencies caused by our restructuring activities, as well as an unfavorable product mix in 2018.

Operating Expenses - Three months ended March 31, 2018 vs. Three months ended March 31, 2017
Operating expenses increased $42.7 million, or 147%, for the three months ended March 31, 2018, compared with the same period in 2017. This was primarily related to higher restructuring expenses associated with the announcement of the 2018 Projects.

Water

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Water segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended March 31,
	2018	2017
	(in thousands)
Water Segment
Revenues	$131,194	$114,630	$11,255	$5,309	$16,564
Gross profit	37,805	39,572	4,374	(6,141)	(1,767)
Operating expenses	49,515	30,768	2,433	16,314	18,747

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues - Three months ended March 31, 2018 vs. Three months ended March 31, 2017
Revenues increased $16.6 million, or 14%, for the three months ended March 31, 2018, compared with the same period in 2017. This was primarily in EMEA due to changes in foreign currency exchange rates which favorably impacted revenues by $11.3 million.

No single customer represented more than 10% of the Water operating segment revenues for the three months ended March 31, 2018 and 2017.

Gross Margin - Three months ended March 31, 2018 vs. Three months ended March 31, 2017
During the first quarter of 2018, gross margin decreased to 28.8%, compared with 34.5% in 2017. The 570 basis point decrease in gross margin was driven primarily by higher commodity prices and manufacturing inefficiencies as a result of our global restructuring and strategic sourcing projects as well as an unfavorable product mix in 2018 as compared with 2017.

Operating Expenses - Three months ended March 31, 2018 vs. Three months ended March 31, 2017
Operating expenses for the three months ended March 31, 2018 increased by $18.7 million, or 61%, compared with 2017. This was primarily related to higher restructuring expenses associated with the announcement of the 2018 Projects.

Networks

Networks is a new operating segment with the acquisition of SSNI; therefore no data for comparable periods is available. The changes in certain Networks segment financial results were as follows:

			Total Change
	Three Months Ended March 31,
	2018	2017
	(in thousands)
Networks Segment
Revenues	$85,883	$—	$85,883
Gross profit	28,604	—	28,604
Operating expenses	104,114	—	104,114

Revenues - Three months ended March 31, 2018 vs. Three months ended March 31, 2017
The Networks segment recognized $85.9 million in revenues for the three months ended March 31, 2018. This revenue was primarily related to product revenues in North America, driven by the nearly one million total communication modules sold.

For the three months ended March 31, 2018, one customer represented 11% of total Networks operating segment revenues.

Gross Margin - Three months ended March 31, 2018 vs. Three months ended March 31, 2017
During the first quarter of 2018, gross margin was 33.3%. The gross margin was reduced during the quarter as a result of purchase accounting which requires inventory to be adjusted to its fair value upon acquisition. As compared with the pre-acquisition carrying value of the inventory, this adjustment to fair market value reduced gross margin approximately 500 basis points. We do not expect similar purchase accounting impacts related to gross margin in future periods as all inventory impacted was sold.

Operating Expenses - Three months ended March 31, 2018 vs. Three months ended March 31, 2017
Operating expenses for the three months ended March 31, 2018 were $104.1 million. This was primarily comprised of acquisition and integration related expenses of $62.4 million, net amortization of acquired intangible assets and liabilities of $12.9 million, and product development expenses of $15.7 million.

Corporate unallocated

Corporate Unallocated Expenses - Three months ended March 31, 2018 vs. Three months ended March 31, 2017
Operating expenses not directly associated with an operating segment are classified as "Corporate unallocated." These expenses increased by $5.3 million, or 32%, for the three months ended March 31, 2018 compared with the same period in 2017. The increase was primarily due to higher restructuring expenses, partially offset by lower professional service fees.

Bookings and Backlog of Orders

Bookings for a reported period represent customer contracts and purchase orders received during the period for hardware, software and services that have met certain conditions, such as regulatory and/or contractual approval. Total backlog represents committed but undelivered products and services for contracts and purchase orders at period-end. Twelve-month backlog represents the portion of total backlog that we estimate will be recognized as revenue over the next 12 months. Backlog is not a complete measure of our future revenues as we also receive significant book-and-ship orders as well as frame contracts. Bookings and backlog may fluctuate significantly due to the timing of large project awards. In addition, annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. Beginning total backlog, plus bookings, minus revenues, will not equal ending total backlog due to miscellaneous contract adjustments, foreign currency fluctuations, and other factors. Total bookings and backlog include certain contracts with termination for convenience clause, which will not agree to the total transaction price allocated to remaining performance obligations disclosed in Item 1: "Financial Statements (Unaudited), Note 16: Revenues."

Quarter Ended	Quarterly Bookings	Ending Total Backlog (1)	Ending 12-Month Backlog (2)
	(in millions)
March 31, 2018	$557	$3,139	$1,363
December 31, 2017	810	1,750	931
September 30, 2017	343	1,488	847
June 30, 2017	416	1,629	860
March 31, 2017	424	1,605	819

(1)	Ending total backlog includes $121.1 million and $1.4 billion related to Comverge and SSNI, respectively, as of March 31, 2018.

(2)	Ending 12-month backlog includes $45.5 million and $336.9 million related to Comverge and SSNI, respectively, as of March 31, 2018.

Information on bookings by our operating segments is as follows:

Quarter Ended	Total Bookings	Electricity	Gas	Water	Networks
	(in millions)
March 31, 2018	$557	$217	$126	$134	$80
December 31, 2017	810	477	199	134	—
September 30, 2017	343	136	83	124	—
June 30, 2017	416	210	95	111	—
March 31, 2017	424	174	125	125	—

Financial Condition

Cash Flow Information:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Operating activities	$(24,448)	$63,257
Investing activities	(819,821)	(9,200)
Financing activities	501,839	(2,253)
Effect of exchange rates on cash and cash equivalents	563	2,559
Increase (decrease) in cash, cash equivalents, and restricted cash	$(341,867)	$54,363

Cash, cash equivalents, and restricted cash was $145.5 million at March 31, 2018, compared with $487.3 million at December 31, 2017. The $341.9 million decrease in cash, cash equivalents, and restricted cash was primarily the result of our investing activities related to our acquisition of SSNI, as well a decrease in cash flow provided by operating activities, partially offset by increased net proceeds from borrowings associated with the acquisition of SSNI.

Operating activities
Cash used by operating activities during the three months ended March 31, 2018 was $24.4 million compared with $63.3 million of cash provided by operating activities during the same period in 2017. The decrease was primarily due to a reduction in net income (loss) adjusted for non-cash items and changes in operating asset and liabilities. Uses of cash include a $34.7 million increase in cash used for accounts payable due to the timing of payments, and a $20.9 million reduction in cash provided by accounts receivable due to the timing of collections. These were partially offset by $88.0 million of accrued severance recognized for the 2018 Projects, most of which will be paid in future periods.

Investing activities
Cash used by investing activities during the three months ended March 31, 2018 was $810.6 million higher compared with the same period in 2017. This increased use of cash was primarily related to our acquisition of SSNI.

Financing activities
Net cash provided by financing activities during the three months ended March 31, 2018 was $501.8 million, compared with a net use of cash of $2.3 million for the same period in 2017. The increase in cash provided by financing activities was primarily caused by $555.9 million of proceeds from borrowings utilized for the acquisition of SSNI. This was partially offset by a $29.6 million increased use of cash for debt repayments, and a $24.0 million increased use of cash for debt issuance costs.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations for the three months ended March 31, 2018 was an increase of $0.6 million, compared with an increase of $2.6 million for the same period in 2017.

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

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Net cash provided (used) by operating activities	$(24,448)	$63,257
Acquisitions of property, plant, and equipment	(17,433)	(9,122)
Free cash flow	$(41,881)	$54,135

Free cash flow decreased primarily as a result of lower cash provided by operating activities. See the cash flow discussion of operating activities above. In addition, acquisition of property, plan, and equipment increased $8.3 million during the three months ended March 31, 2018 primarily due to investments related to our strategic sourcing projects and related manufacturing and supplier transitions.

Off-balance sheet arrangements:

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at March 31, 2018 and December 31, 2017 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Liquidity and Capital Resources:

Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments of debt. Working capital, which represents current assets less current liabilities, was $294.6 million at March 31, 2018, compared with $342.0 million at December 31, 2017.

Borrowings
On January 5, 2018, we entered into a credit agreement providing for committed credit facilities in the amount of $1.2 billion U.S. dollars which amended and restated in its entirety our credit agreement dated June 23, 2015 and replaced committed facilities in the amount of $725 million. The 2018 credit facility consists of a $650 million U.S. dollar term loan (the term loan) and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million standby letter of credit sub-facility and a $50 million swingline sub-facility. Both the term loan and the revolver mature on January 5, 2023, and can be repaid without penalty. Amounts repaid on the term loan may not be reborrowed and amounts borrowed under the revolver during the credit facility term may be repaid and reborrowed until the revolver's maturity, at which time all outstanding loans together with all accrued and unpaid interest must be repaid.

For further description of our borrowing, refer to Item 1: "Financial Statements (Unaudited), Note 6: Debt."

For a description of our letters of credit and performance bonds, and the amounts available for additional borrowings or letters of credit under our lines of credit, including the revolver that is part of our credit facility, refer to Item 1: "Financial Statements (Unaudited), Note 11: Commitments and Contingencies."

Silver Spring Networks, Inc. Acquisition
As part of the acquisition of SSNI, we announced an integration plan to obtain approximately $50 million of annualized savings by the end of 2020. We have recognized $62.4 million of the acquisition and integration related expenses during the three months ended March 31, 2018, and expect to recognize an additional $30 million to $40 million of expenses in future periods, 95% of which will be cash expenses. The majority of the additional expenses are expected to be recognized over the next 12 months.

For further details regarding our acquisition and integration activities, refer to Item 1: "Financial Statements (Unaudited), Note 17: Business Combinations."

Restructuring
As of March 31, 2018, $121.6 million was accrued for restructuring projects, of which $60.3 million is expected to be paid over the next 12 months. We also expect to recognize approximately $22 million in future restructuring costs, which will result in cash expenditures.

For further details regarding our restructuring activities, refer to Item 1: "Financial Statements (Unaudited), Note 12: Restructuring."

Stock Repurchases
On February 23, 2017, Itron's Board of Directors authorized us to repurchase up to $50 million of our common stock over a 12-month period, beginning February 23, 2017. There were no repurchases of common stock made prior to plan termination on February 23, 2018.

Other Liquidity Considerations
We have tax credits and net operating loss carryforwards in various jurisdictions that are available to reduce cash taxes. However, utilization of tax credits and net operating losses are limited in certain jurisdictions. Based on current projections, we expect to pay, net of refunds, approximately $4 million in state taxes and $16 million in local and foreign taxes during 2018. We do not expect to pay any U.S. federal taxes. For a discussion of our tax provision and unrecognized tax benefits, see Item 1: "Financial Statements (Unaudited), Note 10: Income Taxes."

At March 31, 2018, we are under examination by certain tax authorities for the 2000 to 2015 tax years. The material jurisdictions where we are subject to examination include, among others, the United States, France, Germany, Italy, Brazil, and the United Kingdom. No material changes have occurred to previously disclosed assessments. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

We have not provided for U.S. deferred taxes related to the cash in certain foreign subsidiaries because our investment is considered permanent in duration. As of March 31, 2018, there was $58.7 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. If this cash were repatriated to fund U.S. operations, additional tax costs may be required. Tax is one of the many factors that we consider in the management of global cash. Included in the determination of the tax costs in repatriating foreign cash into the United States are the amount of earnings and profits in a particular jurisdiction, withholding taxes that would be imposed, and available foreign tax credits. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

In several of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc., we consolidate them because we have a greater than 50% ownership interest and/or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. At March 31, 2018, $9.2 million of our consolidated cash balance is held in our joint venture entities. As a result, the minority shareholders of these entities have rights to their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from these entities.

General Liquidity Overview
We expect to grow through a combination of internal new product development, licensing technology from and to others, distribution agreements, partnering arrangements, and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings, or the sale of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the next 12 months and into the foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the electricity, gas, and water industries, competitive pressures, our dependence on certain key vendors and components, changes in estimated liabilities for product warranties and/or litigation, future business combinations, capital market fluctuations, international risks, and other factors described under "Risk Factors" within Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the SEC on February 28, 2018, as well as "Quantitative and Qualitative Disclosures About Market Risk" within Item 3 of Part I included in this Quarterly Report on Form 10-Q.

Contingencies

Refer to Item 1: "Financial Statements (Unaudited), Note 11: Commitments and Contingencies."

Critical Accounting Estimates and Policies

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on our consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in the 2017 Annual Report on Form 10-K and have not changed materially, with the exception of the adoption of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers.

Refer to Item 1: "Financial Statements (Unaudited), Note 1: Summary of Significant Accounting Policies" included in this Quarterly Report on Form 10-Q for further disclosures regarding new accounting pronouncements.

Non-GAAP Measures

Our consolidated financial statements are prepared in accordance with GAAP, which we supplement with certain non-GAAP financial information. These non-GAAP measures should not be considered in isolation or as a substitute for the related GAAP measures, and other companies may define such measures differently. We encourage investors to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. These non-GAAP measures exclude the impact of certain expenses that we do not believe are indicative of our core operating results. We use these non-GAAP financial measures for financial and operational decision making and/or as a means for determining executive compensation. These non-GAAP financial measures facilitate management's internal comparisons to our historical performance as well as comparisons to our competitors' operating results. Our executive compensation plans exclude non-cash charges related to amortization of intangibles and certain discrete cash and non-cash charges such as acquisition and integration related expenses, restructuring charges or goodwill impairment charges. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. We believe these non-GAAP financial measures are useful to investors because they provide greater transparency with respect to key metrics used by management in its financial and operational decision making and because they are used by our institutional investors and the analyst community to analyze the health of our business.

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

Non-GAAP net income and non-GAAP diluted EPS – We define non-GAAP net income as net income attributable to Itron, Inc. excluding the expenses associated with amortization of intangible assets, restructuring, acquisition and integration, goodwill impairment, amortization of debt placement fees, the transition to the Tax Cuts and Jobs Act, and the tax effect of excluding these expenses. We define non-GAAP diluted EPS as non-GAAP net income divided by the weighted average shares, on a diluted basis, outstanding during each period. We consider these financial measures to be useful metrics for management and investors for the same reasons that we use non-GAAP operating income. The same limitations described above regarding our use of non-GAAP operating income apply to our use of non-GAAP net income and non-GAAP diluted EPS. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from these non-GAAP measures and evaluating non-GAAP net income and non-GAAP diluted EPS together with GAAP net income attributable to Itron, Inc. and GAAP diluted EPS.

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

Constant currency – We refer to the impact of foreign currency exchange rate fluctuations in our discussions of financial results, which references the differences between the foreign currency exchange rates used to translate operating results from local currencies into U.S. dollars for financial reporting purposes. We also use the term "constant currency," which represents financial results adjusted to exclude changes in foreign currency exchange rates as compared with the rates in the comparable prior year period. We calculate the constant currency change as the difference between the current period results and the comparable prior period's results restated using current period foreign currency exchange rates.

Reconciliation of GAAP Measures to Non-GAAP Measures

The tables below reconcile the non-GAAP financial measures of operating expenses, operating income, net income, diluted EPS, adjusted EBITDA, free cash flow, and operating income by segment with the most directly comparable GAAP financial measures.

TOTAL COMPANY RECONCILIATIONS	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share data)
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$320,303	$126,810
Amortization of intangible assets	(17,740)	(4,549)
Restructuring	(87,865)	(3,052)
Acquisition and integration related expense	(62,647)	(333)
Non-GAAP operating expenses	$152,051	$118,876

NON-GAAP OPERATING INCOME
GAAP operating income (loss)	$(140,448)	$30,827
Amortization of intangible assets	17,740	4,549
Restructuring	87,865	3,052
Acquisition and integration related expense	62,647	333
Non-GAAP operating income	$27,804	$38,761

NON-GAAP NET INCOME & DILUTED EPS
GAAP net income (loss) attributable to Itron, Inc.	$(145,666)	$15,845
Amortization of intangible assets	17,740	4,549
Amortization of debt placement fees	3,343	241
Restructuring	87,865	3,052
Acquisition and integration related expense	62,647	333
Income tax effect of non-GAAP adjustments(1)	(20,835)	(1,834)
Non-GAAP net income attributable to Itron, Inc.	$5,094	$22,186

Non-GAAP diluted EPS	$0.13	$0.57

Weighted average common shares outstanding - Diluted	39,773	39,215

ADJUSTED EBITDA
GAAP net income (loss) attributable to Itron, Inc.	$(145,666)	$15,845
Interest income	(661)	(269)
Interest expense	15,504	3,199
Income tax provision (benefit)	(11,188)	9,047
Depreciation and amortization	31,072	14,378
Restructuring	87,865	3,052
Acquisition and integration related expense	62,647	333
Adjusted EBITDA	$39,573	$45,585

FREE CASH FLOW
Net cash provided (used) by operating activities	$(24,448)	$63,257
Acquisitions of property, plant, and equipment	(17,433)	(9,122)
Free Cash Flow	$(41,881)	$54,135

(1)
The income tax effect of non-GAAP adjustments is calculated using the statutory tax rates for the relevant jurisdictions if no valuation allowance exists. If a valuation allowance exists, there is no tax impact to the non-GAAP adjustment.

SEGMENT RECONCILIATIONS	Three Months Ended March 31,
	2018	2017
	(in thousands)
NON-GAAP OPERATING INCOME - ELECTRICITY
Electricity - GAAP operating income (loss)	$(2,768)	$17,084
Amortization of intangible assets	2,880	2,362
Restructuring	19,600	(176)
Acquisition and integration related expense	323	—
Electricity - Non-GAAP operating income	$20,035	$19,270

NON-GAAP OPERATING INCOME - GAS
Gas - GAAP operating income (loss)	$(28,348)	$21,731
Amortization of intangible assets	1,124	1,277
Restructuring	43,547	1,084
Gas - Non-GAAP operating income	$16,323	$24,092

NON-GAAP OPERATING INCOME - WATER
Water - GAAP operating income (loss)	$(11,710)	$8,804
Amortization of intangible assets	835	910
Restructuring	16,714	1,018
Water - Non-GAAP operating income	$5,839	$10,732

NON-GAAP OPERATING INCOME - NETWORKS
Networks - GAAP operating loss	$(75,510)	$—
Amortization of intangible assets	12,901	—
Acquisition and integration related expense	62,448	—
Networks - Non-GAAP operating loss	$(161)	$—

NON-GAAP OPERATING INCOME - CORPORATE UNALLOCATED
Corporate unallocated - GAAP operating loss	$(22,112)	$(16,792)
Restructuring	8,004	1,126
Acquisition and integration related expense (recovery)	(124)	333
Corporate unallocated - Non-GAAP operating loss	$(14,232)	$(15,333)

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

Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt instruments. In October 2015, we entered into an interest rate swap, which is effective from August 31, 2016 to June 23, 2020, and converts $214 million of our LIBOR-based debt from a floating LIBOR interest rate to a fixed interest rate of 1.42% (excluding the applicable margin on the debt). The notional balance will amortize to maturity at the same rate as required minimum payments on our term loan. At March 31, 2018, our LIBOR-based debt balance was $690.0 million.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and the weighted average interest rates at March 31, 2018. Weighted average variable rates in the table are based on implied forward rates in the Reuters U.S. dollar yield curve as of March 31, 2018 and our estimated leverage ratio, which determines our additional interest rate margin at March 31, 2018.

	2018	2019	2020	2021	2022	2023	Total	Fair Value

Variable Rate Debt
Principal: U.S. dollar term loan	$12,188	$28,438	$44,777	$60,937	$65,000	$438,660	$650,000	$658,796
Average interest rate	4.06%	4.49%	4.66%	4.64%	4.69%	4.74%

Principal: Multicurrency revolving line of credit	$—	$—	$—	$—	$—	$95,777	$95,777	$97,205
Average interest rate	2.86%	3.04%	3.18%	3.38%	3.57%	3.67%

Interest rate swap on LIBOR-based debt
Average interest rate (pay)	1.42%	1.42%	1.42%	—%	—%
Average interest rate (receive)	2.06%	2.49%	2.66%	—%	—%
Net/Spread	0.64%	1.07%	1.24%	—%	—%

Based on a sensitivity analysis as of March 31, 2018, we estimate that, if market interest rates average one percentage point higher in 2018 than in the table above, our financial results in 2018 would not be materially impacted.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. As a result, approximately half of our revenues and operating expenses are denominated in foreign currencies, which expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in functional currencies other than the U.S. dollar were 44% of total revenues for the three months ended March 31, 2018 compared with 47% for the same respective period in 2017.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized to other income and expense. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of March 31, 2018, a total of 57 contracts were offsetting our exposures from the Euro, Saudi Riyal, Indian Rupee, Chinese Yuan, Indonesian Rupiah, and various other currencies, with notional amounts ranging from $93,000 to $47.5 million. Based on a sensitivity analysis as of March 31, 2018, we estimate that, if foreign currency exchange rates average ten percentage points higher in 2018 for these financial instruments, our financial results in 2018 would not be materially impacted.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:    Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2018, the Company's disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

As described in Item 1: "Financial Statements (Unaudited), Note 1: Summary of Significant Accounting Policies" included in this Quarterly Report on Form 10-Q, we adopted Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers effective January 1, 2018. As a result, we have modified certain internal controls over financial reporting to address risks associated with the required revenue recognition methodology and related disclosure requirements. This includes enhancing our accounting policies and controls to address risks associated with the five-step model for recognizing revenue, including the revision of our contract review and pricing controls. We have also implemented controls associated with the allocation of revenue associated with our complex contracts with multiple performance obligations, and developed a model and review process to assist with the allocation and disclosure requirements. Our system controls were also enhanced to provide more appropriate levels of detail for use in our models and to provide the necessary information utilized in disclosures.

In addition, as disclosed in Item 1: Financial Statements (Unaudited), we acquired Silver Spring Networks Inc (SSNI) in January 2018. Prior to the acquisition, SSNI reported in their Annual Report on Form 10-K for the year ended December 31, 2016 in Part II - Item 9A - Controls and Procedures that it had identified a material weakness in internal control over financial reporting. The material weakness had not been remediated as of September 30, 2017, the date of SSNI's most recently filed Form 10-Q. Specifically, SSNI determined that the design and operation of controls related to revenue recognition were inadequate due to insufficient automated processes to address complex computations in supporting determination of revenue and insufficient qualified personnel to review such schedules. Prior to the closing of the acquisition, SSNI management developed and initiated a plan to remediate these internal control deficiencies, which included the implementation of new and revised key internal controls. As of March 31, 2018, our management has not fully assessed SSNI's internal controls over financial reporting and is currently testing new and revised internal controls for design and operating effectiveness. The Securities and Exchange Commission permits companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition, and our management has elected to exclude SSNI from our assessment, with the exception of intangible assets and goodwill, which will be assessed. SSNI accounted for approximately 5% of total assets as of March 31, 2018 and approximately 14% of total revenues of the Company for the quarter ended March 31, 2018. We have performed additional analysis and procedures to enable management to conclude that we believe the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented in conformity with U.S. GAAP.

Except for these changes, there have been no other changes in our internal control over financial reporting during the three months ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings
Refer to Item 1: "Financial Statements (Unaudited), Note 11: Commitments and Contingencies."

Item 1A:	Risk Factors
There were no material changes to risk factors during the first quarter of 2018 from those previously disclosed in Item 1A: "Risk Factors" of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the Securities and Exchange Commission on February 28, 2018.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Issuer Repurchased of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31	—	$—	—	—
February 1 through February 28	14,148	65.67	—	—
March 1 through March 31	18	65.65	—	—
Total	14,166	$65.67	—

(1)	Shares repurchased represent shares transferred to us by certain employees in our Networks segment who vested in restricted stock units and used shares to pay all, or a portion of, the related taxes.

Item 5:	Other Information

(a) No information was required to be disclosed in a report on Form 8-K during the first quarter of 2018 that was not reported.

(b) Not applicable.

Item 6:	Exhibits

Exhibit Number	Description of Exhibits

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

ITRON, INC.

May 14, 2018	By:	/s/ JOAN S. HOOPER
Date		Joan S. Hooper
Senior Vice President and Chief Financial Officer