Form 10-Q
period 2018-06-30
ITRON INC /WA/
filed 2018-08-07
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2018, there were outstanding 39,299,394 shares of the registrant's common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1:    Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Revenues
Product revenues	$515,914	$454,713	$1,053,024	$887,078
Service revenues	69,976	48,369	140,087	93,596
Total revenues	585,890	503,082	1,193,111	980,674
Cost of revenues
Product cost of revenues	366,542	293,433	749,392	580,526
Service cost of revenues	42,771	31,372	87,287	64,234
Total cost of revenues	409,313	324,805	836,679	644,760
Gross profit	176,577	178,277	356,432	335,914

Operating expenses
Sales and marketing	45,448	44,514	97,369	85,769
Product development	54,775	43,024	115,059	83,791
General and administrative	43,415	43,098	145,908	80,285
Amortization of intangible assets	17,999	4,970	35,739	9,519
Restructuring	(5,623)	5,043	82,242	8,095
Total operating expenses	156,014	140,649	476,317	267,459

Operating income (loss)	20,563	37,628	(119,885)	68,455
Other income (expense)
Interest income	633	470	1,294	739
Interest expense	(14,645)	(3,411)	(30,149)	(6,610)
Other income (expense), net	1,003	(3,120)	(164)	(5,956)
Total other income (expense)	(13,009)	(6,061)	(29,019)	(11,827)

Income (loss) before income taxes	7,554	31,567	(148,904)	56,628
Income tax benefit (provision)	(3,781)	(16,560)	7,407	(25,607)
Net income (loss)	3,773	15,007	(141,497)	31,021
Net income attributable to noncontrolling interests	1,116	910	1,512	1,079
Net income (loss) attributable to Itron, Inc.	$2,657	$14,097	$(143,009)	$29,942

Earnings (loss) per common share - Basic	$0.07	$0.36	$(3.66)	$0.78
Earnings (loss) per common share - Diluted	$0.07	$0.36	$(3.66)	$0.76

Weighted average common shares outstanding - Basic	39,243	38,683	39,095	38,579
Weighted average common shares outstanding - Diluted	39,789	39,332	39,095	39,274
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net income (loss)	$3,773	$15,007	$(141,497)	$31,021

Other comprehensive income, net of tax:
Foreign currency translation adjustments	(34,160)	20,447	(17,860)	35,463
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	486	(231)	1,655	61
Pension benefit obligation adjustment	401	193	815	594
Total other comprehensive income (loss), net of tax	(33,273)	20,409	(15,390)	36,118

Total comprehensive income (loss), net of tax	(29,500)	35,416	(156,887)	67,139

Comprehensive income attributable to noncontrolling interests, net of tax	1,116	910	1,512	1,079

Comprehensive income (loss) attributable to Itron, Inc.	$(30,616)	$34,506	$(158,399)	$66,060
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2018	December 31, 2017
	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$162,882	$176,274
Accounts receivable, net	443,394	398,029
Inventories	195,056	193,835
Other current assets	95,418	81,604
Total current assets	896,750	849,742

Property, plant, and equipment, net	223,435	200,768
Deferred tax assets, net	58,305	49,971
Restricted cash	2,109	311,010
Other long-term assets	46,787	43,666
Intangible assets, net	296,778	95,228
Goodwill	1,119,409	555,762
Total assets	$2,643,573	$2,106,147

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$249,013	$262,166
Other current liabilities	84,647	56,736
Wages and benefits payable	99,822	90,505
Taxes payable	17,713	16,100
Current portion of debt	20,313	19,688
Current portion of warranty	29,443	21,150
Unearned revenue	94,546	41,438
Total current liabilities	595,497	507,783

Long-term debt	1,098,567	593,572
Long-term warranty	14,276	13,712
Pension benefit obligation	94,386	95,717
Deferred tax liabilities, net	1,455	1,525
Other long-term obligations	156,406	88,206
Total liabilities	1,960,587	1,300,515

Commitments and contingencies (Note 11)

Equity
Preferred stock, no par value, 10 million shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75 million shares authorized, 39,279 and 38,771 shares issued and outstanding	1,317,781	1,294,767
Accumulated other comprehensive loss, net	(185,868)	(170,478)
Accumulated deficit	(469,155)	(337,873)
Total Itron, Inc. shareholders' equity	662,758	786,416
Noncontrolling interests	20,228	19,216
Total equity	682,986	805,632
Total liabilities and equity	$2,643,573	$2,106,147
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Operating activities
Net income (loss)	$(141,497)	$31,021
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	61,979	29,468
Stock-based compensation	16,619	10,135
Amortization of prepaid debt fees	4,602	533
Deferred taxes, net	(15,319)	7,077
Restructuring, non-cash	624	80
Other adjustments, net	1,205	2,395
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	12,804	(2,032)
Inventories	3,385	(29,470)
Other current assets	(1,921)	(3,905)
Other long-term assets	4,514	2,186
Accounts payable, other current liabilities, and taxes payable	(16,994)	36,861
Wages and benefits payable	762	12,299
Unearned revenue	31,156	6,701
Warranty	3,756	(4,825)
Other operating, net	51,204	(5,080)
Net cash provided by operating activities	16,879	93,444

Investing activities
Acquisitions of property, plant, and equipment	(29,309)	(21,898)
Business acquisitions, net of cash equivalents acquired	(802,488)	(99,477)
Other investing, net	(543)	(456)
Net cash used in investing activities	(832,340)	(121,831)

Financing activities
Proceeds from borrowings	611,938	35,000
Payments on debt	(92,234)	(20,625)
Issuance of common stock	4,927	2,198
Prepaid debt fees	(24,042)	—
Other financing, net	(2,580)	952
Net cash provided by financing activities	498,009	17,525

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(4,841)	5,177
Decrease in cash, cash equivalents, and restricted cash	(322,293)	(5,685)
Cash, cash equivalents, and restricted cash at beginning of period	487,335	133,565
Cash, cash equivalents, and restricted cash at end of period	$165,042	$127,880

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$3,426	$14,480
Interest	15,383	5,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms "we," "us," "our," "Itron," and the "Company" refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

Financial Statement Preparation
The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2018 and 2017, the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results expected for the full year or for any other period.

Certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in our 2017 Annual Report on Form 10-K filed with the SEC on February 28, 2018. There have been no significant changes in financial statement preparation or significant accounting policies since December 31, 2017, with the exception of the adoption of Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (ASC 606).

On January 1, 2018, we adopted ASC 606 using the modified retrospective method applied to those contracts that were not completed. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition (ASC 605). The cumulative impact of adoption was a net decrease to accumulated deficit of $10.9 million as of January 1, 2018, with the impact primarily related to multiple element arrangements that contain software and software related elements. As we had not established vendor specific objective evidence of fair value for certain of our software and software related elements, we historically combined them as one unit of account and recognized the combined unit of account using the combined services approach. Under ASC 606, these software and software related elements are generally determined to be distinct performance obligations. As such, we are able to recognize revenue as we satisfy the performance obligations, either at a point in time or over time. For contracts that were modified prior to January 1, 2018, we have reflected the aggregate effect of all modifications prior to the date of initial adoption in order to identify the satisfied and unsatisfied performance obligations, determine the transaction price, and allocate the transaction price to satisfied and unsatisfied performance obligations. The impact to revenues for the three and six months ended June 30, 2018 was immaterial as a result of applying ASC 606.

Refer to the updated Revenue Recognition accounting policy described below and Note 16 for additional disclosures regarding our revenues from contracts with customers and the adoption of ASC 606.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Cash and cash equivalents	$162,882	$127,880
Current restricted cash included in other current assets	51	—
Long-term restricted cash	2,109	—
Total cash, cash equivalents, and restricted cash	$165,042	$127,880

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

New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) (ASU 2016-02), which requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The standard requires modified retrospective adoption and will be effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases (ASU 2018-10), to clarify, improve, and correct various aspects of ASU 2016-02, and also issued ASU 2018-11, Targeted Improvements to Topic 842, Leases (ASU 2018-11), to simplify transition requirements and, for lessors, provide a practical expedient for the separation of nonlease components from lease components. The effective date and transition requirements in ASU 2018-10 and ASU 2018-11 are the same as the effective date and transition requirements of ASU 2016-02. We currently believe the most significant impact relates to our real estate leases and the increased financial statement disclosures, but are continuing to evaluate the effect that the updated standard will have on our consolidated results of operations, financial position, cash flows, and related financial statement disclosures.

In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (Topic 740) (ASU 2016-16), which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. Under ASU 2016-16, the selling entity is required to recognize a current tax expense or benefit upon transfer of the asset. Similarly, the purchasing entity is required to recognize a deferred tax asset or deferred tax liability, as well as the related deferred tax benefit or expense, upon receipt of the asset. The resulting deferred tax asset or deferred tax liability is measured by computing the difference between the tax basis of the asset in the buyer's jurisdiction and its financial reporting carrying value in the consolidated financial statements and multiplying such difference by the enacted tax rate in the buyer's jurisdiction. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. We adopted this standard effective January 1, 2018 using a modified retrospective transition method, recognizing a $0.9 million one-time decrease to accumulated deficit.

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

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (ASU 2017-12), which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. This update expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Additionally, the amendments in ASU 2017-12 provide new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We adopted this standard on April 1, 2018 and it did not materially impact our consolidated results of operations, financial position, cash flows, or related financial statement disclosures.

Note 2:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
Net income (loss) available to common shareholders	$2,657	$14,097	$(143,009)	$29,942

Weighted average common shares outstanding - Basic	39,243	38,683	39,095	38,579
Dilutive effect of stock-based awards	546	649	—	695
Weighted average common shares outstanding - Diluted	39,789	39,332	39,095	39,274
Earnings (loss) per common share - Basic	$0.07	$0.36	$(3.66)	$0.78
Earnings (loss) per common share - Diluted	$0.07	$0.36	$(3.66)	$0.76

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise and the future compensation cost associated with the stock award. Approximately 0.7 million and 1.1 million stock-based awards were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2018, respectively, because they were anti-dilutive. Approximately 0.2 million stock-based awards were excluded from the calculation of diluted EPS for both the three and six months ended June 30, 2017 because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Note 3:    Certain Balance Sheet Components

A summary of accounts receivable from contracts with customers is as follows:

Accounts receivable, net	June 30, 2018	December 31, 2017
	(in thousands)
Trade receivables (net of allowance of $4,552 and $3,957)	$412,848	$369,047
Unbilled receivables	30,546	28,982
Total accounts receivable, net	$443,394	$398,029

Allowance for doubtful accounts activity	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Beginning balance	$4,774	$3,424	$3,957	$3,320
Provision for doubtful accounts, net	334	441	1,254	744
Accounts written-off	(247)	(475)	(505)	(805)
Effect of change in exchange rates	(309)	112	(154)	243
Ending balance	$4,552	$3,502	$4,552	$3,502

Inventories	June 30, 2018	December 31, 2017
	(in thousands)
Materials	$125,917	$126,656
Work in process	8,953	9,863
Finished goods	60,186	57,316
Total inventories	$195,056	$193,835

Property, plant, and equipment, net	June 30, 2018	December 31, 2017
	(in thousands)
Machinery and equipment	$310,855	$310,753
Computers and software	110,758	104,384
Buildings, furniture, and improvements	145,893	135,566
Land	15,457	18,433
Construction in progress, including purchased equipment	45,370	39,946
Total cost	628,333	609,082
Accumulated depreciation	(404,898)	(408,314)
Property, plant, and equipment, net	$223,435	$200,768

Depreciation expense	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Depreciation expense	$12,908	$10,120	$26,240	$19,949

Note 4:    Intangible Assets and Liabilities

The gross carrying amount and accumulated amortization (accretion) of our intangible assets and liabilities, other than goodwill, were as follows:

	June 30, 2018			December 31, 2017
	Gross	Accumulated (Amortization) Accretion	Net	Gross	Accumulated (Amortization) Accretion	Net
	(in thousands)
Intangible Assets
Core-developed technology	$509,896	$(413,007)	$96,889	$429,548	$(399,969)	$29,579
Customer contracts and relationships	384,041	(203,890)	180,151	258,586	(197,582)	61,004
Trademarks and trade names	79,569	(67,709)	11,860	70,056	(66,004)	4,052
Other	12,601	(11,123)	1,478	11,661	(11,068)	593
Total intangible assets subject to amortization	$986,107	$(695,729)	$290,378	$769,851	$(674,623)	$95,228
In-process research and development	6,400	—	6,400	—	—	—
Total intangible assets	$992,507	$(695,729)	$296,778	$769,851	$(674,623)	$95,228

Intangible Liabilities
Customer contracts and relationships	$(23,900)	$2,609	$(21,291)	$—	$—	$—

A summary of intangible assets and liabilities activity is as follows:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Beginning balance, intangible assets, gross	$769,851	$669,896
Intangible assets acquired	241,539	36,500
Effect of change in exchange rates	(18,883)	40,818
Ending balance, intangible assets, gross	$992,507	$747,214

Beginning balance, intangible liabilities, gross	$—	$—
Intangible liabilities acquired	(23,900)	—
Effect of change in exchange rates	—	—
Ending balance, intangible liabilities, gross	$(23,900)	$—

On January 5, 2018, we completed our acquisition of Silver Spring Networks, Inc. (SSNI) by purchasing 100% of the voting stock. Intangible assets acquired in 2018 are primarily based on the preliminary purchase price allocation relating to this acquisition. Acquired intangible assets include in-process research and development (IPR&D), which is not amortized until such time as the associated development projects are completed. Of these projects, $8.0 million were completed during the first half of 2018 and are included in core-developed technology. The remaining IPR&D is expected to be completed in the next year. Acquired intangible liabilities reflect the present value of the projected cash outflows for an existing contract where remaining costs are expected to exceed projected revenues. Refer to Note 17 for additional information regarding this acquisition.

Estimated future annual amortization (accretion) is as follows:

Year Ending December 31,	Amortization	Accretion	Estimated Annual Amortization, net
	(in thousands)
2018 (amount remaining at June 30, 2018)	$38,786	$(2,609)	$36,177
2019	72,012	(8,233)	63,779
2020	52,076	(8,028)	44,048
2021	36,469	(1,963)	34,506
2022	26,282	(458)	25,824
Beyond 2022	64,753	—	64,753
Total intangible assets subject to amortization (accretion)	$290,378	$(21,291)	$269,087

We have recognized $18.0 million and $5.0 million of net amortization of intangible assets for the three months ended June 30, 2018 and 2017, respectively, and $35.7 million and $9.5 million for the six months ended June 30, 2018 and 2017, respectively within operating expenses in the Consolidated Statement of Operations. These expenses relate to intangible assets and liabilities acquired as part of a business combination.

Note 5:    Goodwill

The following table reflects goodwill allocated to each reporting unit:

	Electricity	Gas	Water	Networks	Total Company
	(in thousands)
Goodwill balance at January 1, 2018
Goodwill before impairment	$500,625	$352,703	$378,901	$—	$1,232,229
Accumulated impairment losses	(386,384)	—	(290,083)	—	(676,467)
Goodwill, net	114,241	352,703	88,818	—	555,762

Goodwill acquired	—	—	—	572,870	572,870
Effect of change in exchange rates	(706)	(6,669)	(1,605)	(243)	(9,223)

Goodwill balance at June 30, 2018
Goodwill before impairment	492,367	346,034	370,031	572,627	1,781,059
Accumulated impairment losses	(378,832)	—	(282,818)	—	(661,650)
Goodwill, net	$113,535	$346,034	$87,213	$572,627	$1,119,409

Note 6:    Debt

The components of our borrowings were as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Credit facility:
USD denominated term loan	$645,938	$194,063
Multicurrency revolving line of credit	96,000	125,414
Senior notes	400,000	300,000
Total debt	1,141,938	619,477
Less: current portion of debt	20,313	19,688
Less: unamortized prepaid debt fees - term loan	5,559	629
Less: unamortized prepaid debt fees - senior notes	17,499	5,588
Long-term debt	$1,098,567	$593,572

Credit Facility
On January 5, 2018, we entered into a credit agreement providing for committed credit facilities in the amount of $1.2 billion U.S. dollars (the 2018 credit facility) which amended and restated in its entirety our credit agreement dated June 23, 2015 and replaced committed facilities in the amount of $725 million. The 2018 credit facility consists of a $650 million U.S. dollar term loan (the term loan) and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million standby letter of credit sub-facility and a $50 million swingline sub-facility. Both the term loan and the revolver mature on January 5, 2023 and can be repaid without penalty. Amounts repaid on the term loan may not be reborrowed and amounts borrowed under the revolver may be repaid and reborrowed until the revolver's maturity, at which time all outstanding loans together with all accrued and unpaid interest must be repaid. Amounts not borrowed under the revolver are subject to a commitment fee, which is paid in arrears on the last day of each fiscal quarter, ranging from 0.18% to 0.35% per annum depending on our total leverage ratio as of the most recently ended fiscal quarter.

The 2018 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, British pounds, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2018 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries, including a pledge of their related assets. This includes a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2018 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2018 credit facility includes debt covenants, which contain certain financial thresholds and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the 2018 credit facility at June 30, 2018.

Under the 2018 credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total leverage ratio as defined in the credit agreement. The applicable rates per annum may be based on either: (1) the LIBOR rate or EURIBOR rate (subject to a floor of 0%), plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 0.50%, or (iii) one-month LIBOR plus 1.00%. At June 30, 2018, the interest rate for both the term loan and revolver was 4.10%, which includes the LIBOR rate plus a margin of 2.00%.

Senior Notes
On December 22, 2017 and January 19, 2018, we issued $300 million and $100 million, respectively, of aggregate principal amount of 5.00% senior notes maturing January 15, 2026 (Notes). The proceeds were used to refinance existing indebtedness related to the acquisition of SSNI, pay related fees and expenses, and for general corporate purposes. Interest on the Notes is payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2018. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our subsidiaries that guarantee the senior credit facilities.

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

Debt Maturities
The amount of required minimum principal payments on our long-term debt in aggregate over the next five years, are as follows:

Year Ending December 31,	Minimum Payments
(in thousands)
2018 (amount remaining at June 30, 2018)	$8,125
2019	28,438
2020	44,777
2021	60,938
2022	65,000
2023	534,660
Total minimum payments on debt	$741,938

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

The fair values of our derivative instruments were as follows:

		Fair Value
Derivative Assets	Balance Sheet Location	June 30, 2018	December 31, 2017
Derivatives designated as hedging instruments under Subtopic 815-20		(in thousands)
Interest rate swap contract	Other current assets	$1,710	$658
Interest rate cap contracts	Other current assets	396	17
Cross currency swap contract	Other current assets	1,523	—
Interest rate swap contract	Other long-term assets	2,086	1,712
Interest rate cap contracts	Other long-term assets	839	179
Cross currency swap contract	Other long-term assets	652	—
Derivatives not designated as hedging instruments under Subtopic 815-20
Foreign exchange forward contracts	Other current assets	195	41
Interest rate cap contracts	Other current assets	—	25
Interest rate cap contracts	Other long-term assets	—	268
Total asset derivatives		$7,401	$2,900

Derivative Liabilities
Derivatives not designated as hedging instruments under Subtopic 815-20
Foreign exchange forward contracts	Other current liabilities	$276	$289

The changes in accumulated other comprehensive income (loss) (AOCI), net of tax, for our derivative and nonderivative hedging instruments, were as follows:

	2018	2017
	(in thousands)
Net unrealized gain (loss) on hedging instruments at January 1,	$(13,414)	$(14,337)
Unrealized gain (loss) on hedging instruments	4,078	(330)
Realized loss (gain) reclassified into net income	(2,423)	391
Net unrealized gain (loss) on hedging instruments at June 30,	$(11,759)	$(14,276)

Reclassification of amounts related to hedging instruments are included in interest expense in the Consolidated Statements of Operations for the periods ended June 30, 2018 and 2017. Included in the net unrealized loss on hedging instruments at June 30, 2018 and 2017 is a loss of $14.4 million, net of tax, related to our nonderivative net investment hedge, which terminated in 2011. This loss on our net investment hedge will remain in AOCI until such time when earnings are impacted by a sale or liquidation of the associated foreign operation.

A summary of the effect of netting arrangements on our financial position related to the offsetting of our recognized derivative assets and liabilities under master netting arrangements or similar agreements is as follows:

Offsetting of Derivative Assets	Gross Amounts of Recognized Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
		Derivative Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
June 30, 2018	$7,401	$(276)	$—	$7,125

December 31, 2017	$2,900	$(90)	$—	$2,810

Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
		Derivative Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
June 30, 2018	$276	$(276)	$—	$—

December 31, 2017	$289	$(90)	$—	$199

Our derivative assets and liabilities subject to netting arrangements consist of foreign exchange forward and interest rate contracts with five counterparties at June 30, 2018 and December 31, 2017. No derivative asset or liability balance with any of our counterparties was individually significant at June 30, 2018 or December 31, 2017. Our derivative contracts with each of these counterparties exist under agreements that provide for the net settlement of all contracts through a single payment in a single currency in the event of default. We have no pledges of cash collateral against our obligations nor have we received pledges of cash collateral from our counterparties under the associated derivative contracts.

Cash Flow Hedges
As a result of our floating rate debt, we are exposed to variability in our cash flows from changes in the applicable interest rate index. We enter into interest rate caps and swaps to reduce the variability of cash flows from increases in the LIBOR based borrowing rates on our floating rate credit facility. These instruments do not protect us from changes to the applicable margin under our credit facility. At June 30, 2018, our LIBOR-based debt balance was $742.0 million.

In October 2015, we entered into an interest rate swap, which is effective from August 31, 2016 to June 23, 2020, and converts $214 million of our LIBOR based debt from a floating LIBOR interest rate to a fixed interest rate of 1.42% (excluding the applicable margin on the debt). The notional balance will amortize to maturity at the same rate as required minimum payments on our term loan. Changes in the fair value of the interest rate swap are recognized as a component of other comprehensive income (OCI) and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as an adjustment to interest expense along with the earnings effect of the hedged item. The amount of net gains expected to be reclassified into earnings in the next 12 months is $1.7 million.

In November 2015, we entered into three interest rate cap contracts with a total notional amount of $100 million at a cost of $1.7 million. The interest rate cap contracts expire on June 23, 2020 and were entered into in order to limit our interest rate exposure on $100 million of our variable LIBOR based debt up to 2.00%. In the event LIBOR is higher than 2.00%, we will pay interest at the capped rate of 2.00% with respect to the $100 million notional amount of such agreements. As of December 31, 2016, due to the accelerated revolver payments from surplus cash, we elected to de-designate two of the interest rate cap contracts as cash flow hedges and discontinued the use of cash flow hedge accounting. The amounts recognized in AOCI from de-designated interest rate cap contracts were maintained in AOCI as the forecasted transactions were still probable to occur, and subsequent changes in fair value were recognized within interest expense. In April 2018, due to increases in our total LIBOR-based debt, we elected to re-designate the two interest rate cap contracts as cash flow hedges. Future changes in the fair value of these instruments will be recognized as a component of OCI, and these changes together with amounts previously maintained in AOCI will be recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as an adjustment to interest expense along with the earnings effect of the hedged item. The amount of net losses expected to be reclassified into earnings for all interest rate cap contracts in the next 12 months is $0.1 million.

In April 2018, we entered into a cross-currency swap which converts $56.0 million of floating LIBOR-based U.S. Dollar denominated debt into 1.38% fixed rate euro denominated debt. This cross-currency swap matures on April 30, 2021 and mitigates the risk associated with fluctuations in currency rates impacting cash flows related to U.S. Dollar denominated debt in a euro functional currency entity. Changes in the fair value of the cross-currency swap are recognized as a component of OCI and will be recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as an adjustment to interest expense along with the earnings effect of the hedged item. The amount of net gains expected to be reclassified into earnings in the next 12 months is $1.5 million.

The before-tax effects of our accounting for derivative instruments designated as hedges on AOCI were as follows:

Derivatives in Subtopic 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative		Gain (Loss) Reclassified from AOCI into Income
			Location	Amount
	2018	2017		2018	2017
	(in thousands)			(in thousands)
Three Months Ended June 30,
Interest rate swap contract	$513	$(517)	Interest expense	$246	$(210)
Interest rate cap contracts	181	(117)	Interest expense	(466)	(50)
Cross currency swap contract	2,376	—	Interest expense	207	—
Cross currency swap contract	—	—	Other income/(expense), net	2,368	—

Six Months Ended June 30,
Interest rate swap contract	$1,760	$(336)	Interest expense	$335	$(545)
Interest rate cap contracts	369	(201)	Interest expense	(536)	(93)
Cross currency swap contract	2,376	—	Interest expense	207	—
Cross currency swap contract	—	—	Other income/(expense), net	2,368	—

These reclassification amounts presented above also represent the loss (gain) recognized in net income (loss) on hedging relationships under Subtopic 815-20 on the Consolidated Statements of Operations. For the three and six months ended June 30, 2018 and 2017, there were no amounts reclassified from AOCI as a result that a forecasted transaction is no longer probable of occurring, and no amounts excluded from effectiveness testing recognized in earnings based on changes in fair value.

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized to other income and expense. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of June 30, 2018, a total of 57 contracts were offsetting our exposures from the euro, pound sterling, Indian Rupee, Chinese Yuan, Canadian Dollar, Mexican Peso and various other currencies, with notional amounts ranging from $133,000 to $55.5 million.

The effect of our derivative instruments not designated as hedges on the Consolidated Statements of Operations was as follows:

Derivatives Not Designated as Hedging Instrument under Subtopic 815-20	Location	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
		2018	2017
Three Months Ended June 30,		(in thousands)
Foreign exchange forward contracts	Other income (expense), net	$3,636	$(2,063)
Interest rate cap contracts	Interest expense	95	(175)

Six Months Ended June 30,
Foreign exchange forward contracts	Other income (expense), net	$2,113	$(3,805)
Interest rate cap contracts	Interest expense	377	(301)

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

Amounts recognized on the Consolidated Balance Sheets consist of:

	June 30, 2018	December 31, 2017
	(in thousands)
Assets
Plan assets in other long-term assets	$938	$991

Liabilities
Current portion of pension benefit obligation in wages and benefits payable	3,123	3,260
Long-term portion of pension benefit obligation	94,386	95,717

Pension benefit obligation, net	$96,571	$97,986

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

Net periodic pension benefit costs for our plans include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Service cost	$968	$924	$2,017	$1,852
Interest cost	591	535	1,200	1,060
Expected return on plan assets	(169)	(147)	(350)	(293)
Amortization of actuarial net loss	392	403	795	794
Amortization of unrecognized prior service costs	17	15	34	30
Net periodic benefit cost	$1,799	$1,730	$3,696	$3,443

The components of net periodic benefit cost, other than the service cost component, are included in total other income (expense) on the Consolidated Statements of Operations.

Note 9:    Stock-Based Compensation

We maintain the Second Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan), which allows us to grant stock-based compensation awards, including stock options, restricted stock units, phantom stock, and unrestricted stock units. Under the Stock Incentive Plan, we have 12,623,538 shares of common stock reserved and authorized for issuance subject to stock splits, dividends, and other similar events. At June 30, 2018, 6,571,411 shares were available for grant under the Stock Incentive Plan. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied. These shares are subject to a fungible share provision such that the authorized share reserve is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

As part of the acquisition of SSNI, we reserved and authorized 2,880,039 shares, collectively, of Itron common stock to be issued under the Stock Incentive Plan for certain SSNI common stock awards that were converted to Itron common stock awards on January 5, 2018 (Acquisition Date) pursuant to the Agreement and Plan of Merger or were available for issuance pursuant to future awards under the Silver Spring Networks, Inc. 2012 Equity Incentive Plan (SSNI Plan). New stock-based compensation awards originally from the SSNI Plan may only be made to individuals who were not employees of Itron as of the Acquisition Date. Notwithstanding the foregoing, there is no fungible share provision for shares originally from the SSNI Plan.

We also periodically award phantom stock units, which are settled in cash upon vesting and accounted for as liability-based awards with no impact to the shares available for grant.

In addition, we maintain the Employee Stock Purchase Plan (ESPP), for which 322,765 shares of common stock were available for future issuance at June 30, 2018.

Unrestricted stock and ESPP activity for the three and six months ended June 30, 2018 and 2017 was not significant.

Stock-Based Compensation Expense
Total stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Stock options	$952	$598	$1,783	$1,257
Restricted stock units	7,365	4,071	14,422	8,368
Unrestricted stock awards	207	255	414	510
Phantom stock units	587	492	1,277	884
Total stock-based compensation	$9,111	$5,416	$17,896	$11,019

Related tax benefit	$1,594	$1,100	$3,128	$2,328

Stock Options
A summary of our stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2017	959	$45.64	6.6	$19,125
Granted	132	65.80			$21.99
Exercised	(34)	37.58		933
Forfeited	(35)	47.38
Expired	(47)	67.43
Outstanding, June 30, 2017	975	$47.54	6.7	$21,680

Outstanding, January 1, 2018	956	$47.10	6.3	$21,965
Converted upon acquisition	42	51.86			$14.86
Granted	101	69.30			$24.83
Exercised	(87)	40.08		2,779
Forfeited	(3)	68.43
Expired	(66)	95.33
Outstanding, June 30, 2018	943	$46.92	6.7	$14,066

Exercisable June 30, 2018	648	$41.97	5.8	$12,006

Expected to vest, June 30, 2018	295	$57.82	8.7	$2,061

At June 30, 2018, total unrecognized stock-based compensation expense related to nonvested stock options was $4.1 million, which is expected to be recognized over a weighted average period of approximately 1.6 years.

The weighted-average assumptions used to estimate the fair value of stock options granted and the resulting weighted average fair value are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected volatility	—%	30.8%	30.9%	32.6%
Risk-free interest rate	—%	1.8%	2.8%	2.0%
Expected term (years)	N/A	5.5	6.1	5.5

There were no employee stock options granted for the three months ended June 30, 2018.

Restricted Stock Units
The following table summarizes restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	(in thousands)		(in thousands)
Outstanding, January 1, 2017	701
Granted	140	$65.48
Released	(328)		$12,533
Forfeited	(19)
Outstanding, June 30, 2017	494

Outstanding, January 1, 2018	556	$47.68
Converted upon acquisition	579	69.40
Granted	150	67.61
Released	(445)	53.01	$23,609
Forfeited	(79)	68.56
Outstanding, June 30, 2018	761	62.85

Vested but not released, June 30, 2018	11		$656

Expected to vest, June 30, 2018	699		$41,948

At June 30, 2018, total unrecognized compensation expense on restricted stock units was $48.8 million, which is expected to be recognized over a weighted average period of approximately 2.2 years.

The weighted-average assumptions used to estimate the fair value of performance-based restricted stock units granted and the resulting weighted average fair value are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Expected volatility	—%	28.0%	28.0%	28.0%
Risk-free interest rate	—%	1.4%	2.2%	1.1%
Expected term (years)	N/A	2.5	2.1	1.7

Weighted average fair value	$—	$75.58	$78.56	$77.65

There were no performance-based restricted stock units granted for the three months ended June 30, 2018.

Phantom Stock Units
The following table summarizes phantom stock unit activity:

	Number of Phantom Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding, January 1, 2017	62
Granted	32	$65.55
Released	(20)
Forfeited	(6)
Outstanding, June 30, 2017	68

Expected to vest, June 30, 2017	68

Outstanding, January 1, 2018	63	$51.88
Converted upon acquisition	21	69.40
Granted	32	69.22
Released	(32)	52.59
Forfeited	(3)	57.29
Outstanding, June 30, 2018	81	62.76

Expected to vest, June 30, 2018	81

At June 30, 2018, total unrecognized compensation expense on phantom stock units was $4.1 million which is expected to be recognized over a weighted average period of approximately 2.1 years. As of June 30, 2018 and December 31, 2017, we have recognized a phantom stock liability of $1.0 million and $1.7 million, respectively, within wages and benefits payable in the Consolidated Balance Sheets.

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

Our tax rate for the three and six months ended June 30, 2018 of 50% and 5%, respectively, differed from the federal statutory rate of 21% due primarily to unbenefitted losses experienced in jurisdictions with valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions, a benefit related to excess stock based compensation, and uncertain tax positions.

Our tax rate for the three and six months ended June 30, 2017 of 52% and 45% respectively, differed from the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions, a benefit related to excess stock based compensation, and losses experienced in jurisdictions with valuation allowances on deferred tax assets.

The tax provision for December 31, 2017 included the provisional determination of the impact to our deferred tax positions of the Tax Cuts and Jobs Act. We will continue to review any additional guidance issued by the U.S. Department of the Treasury, Internal Revenue Service, Financial Accounting Standards Board, or other regulatory bodies and adjust our provisional amount during the measurement period, which should not extend beyond one year from the enactment date of December 22, 2017. For the three and six months ended June 30, 2018, no changes to these provisional amounts have been recognized.

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense recognized were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Net interest and penalties expense	$315	$207	$739	$413

Accrued interest and penalties recognized were as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Accrued interest	$3,334	$2,706
Accrued penalties	2,359	2,426

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate were as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Unrecognized tax benefits related to uncertain tax positions	$75,385	$56,702
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	74,029	55,312

The increase in unrecognized tax benefits at June 30, 2018 related primarily to $16.4 million of unrecognized tax benefits recognized through purchase accounting on January 5, 2018 as a result of the acquisition of SSNI.

At June 30, 2018, we are under examination by certain tax authorities for the 2010 to 2015 tax years. The material jurisdictions where we are subject to examination include, among others, the United States, France, Germany, Italy, Brazil and the United Kingdom. No material changes have occurred to previously disclosed assessments. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

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

Our available lines of credit, outstanding standby LOCs, and performance bonds were as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
Credit facilities
Multicurrency revolving line of credit	$500,000	$500,000
Long-term borrowings	(96,000)	(125,414)
Standby LOCs issued and outstanding	(42,278)	(31,881)

Net available for additional borrowings under the multi-currency revolving line of credit	$361,722	$342,705
Net available for additional standby LOCs under sub-facility	257,722	218,119

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$106,277	$110,477
Standby LOCs issued and outstanding	(21,274)	(21,030)
Short-term borrowings	(2,268)	(916)
Net available for additional borrowings and LOCs	$82,735	$88,531

Unsecured surety bonds in force	$96,369	$51,344

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

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Beginning balance	$41,979	$41,536	$34,862	$43,302
Assumed liabilities from acquisition	—	—	5,742	—
New product warranties	1,464	1,568	2,282	3,929
Other adjustments and expirations	4,437	219	8,481	1,901
Claims activity	(2,708)	(4,248)	(6,816)	(10,599)
Effect of change in exchange rates	(1,453)	735	(832)	1,277
Ending balance	43,719	39,810	43,719	39,810
Less: current portion of warranty	29,443	25,584	29,443	25,584
Long-term warranty	$14,276	$14,226	$14,276	$14,226

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to extended warranty contracts, insurance and supplier recoveries, and other changes and adjustments to warranties. Warranty expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Total warranty expense	$5,901	$(6,213)	$10,763	$(2,170)

Warranty expense increased during the three and six months ended June 30, 2018 compared with the same periods in 2017 primarily due to an insurance recovery in our Water operating segment of $8.0 million recognized during the second quarter of 2017. This recovery is associated with warranty costs previously recognized as a result of our 2015 product replacement notification to customers who had purchased certain communication modules.

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

Plan costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Plan costs	$7,673	$6,742	$16,354	$15,496

The IBNR accrual, which is included in wages and benefits payable, was as follows:

	June 30, 2018	December 31, 2017
	(in thousands)
IBNR accrual	$3,280	$2,664

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

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2018 Projects are as follows:

	Total Expected Costs at June 30, 2018	Costs Recognized During the Six Months Ended June 30, 2018	Expected Remaining Costs to be Recognized at June 30, 2018
	(in thousands)
Employee severance costs	$81,669	$81,669	$—
Other restructuring costs	18,418	418	18,000
Total	$100,087	$82,087	$18,000

Segments:
Electricity	$20,746	$18,746	$2,000
Gas	50,558	41,558	9,000
Water	22,692	15,692	7,000
Corporate unallocated	6,091	6,091	—
Total	$100,087	$82,087	$18,000

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

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2016 Projects are as follows:

	Total Expected Costs at June 30, 2018	Costs Recognized in Prior Periods	Costs Recognized During the Six Months Ended June 30, 2018	Expected Remaining Costs to be Recognized at June 30, 2018
	(in thousands)
Employee severance costs	$37,846	$39,855	$(2,009)	$—
Asset impairments & net loss on sale or disposal	5,546	4,922	624	—
Other restructuring costs	15,975	9,435	1,540	5,000
Total	$59,367	$54,212	$155	$5,000

Segments:
Electricity	$11,234	$9,025	$709	$1,500
Gas	31,084	29,181	(97)	2,000
Water	14,562	13,761	(699)	1,500
Corporate unallocated	2,487	2,245	242	—
Total	$59,367	$54,212	$155	$5,000

The following table summarizes the activity within the restructuring related balance sheet accounts for the 2018 and 2016 Projects during the six months ended June 30, 2018:

	Accrued Employee Severance	Asset Impairments & Net Loss on Sale or Disposal	Other Accrued Costs	Total
	(in thousands)
Beginning balance, January 1, 2018	$37,654	$—	$2,471	$40,125
Costs charged to expense	79,660	624	1,958	82,242
Cash payments	(16,324)	—	(1,996)	(18,320)
Net assets disposed and impaired	—	(624)	—	(624)
Effect of change in exchange rates	(5,049)	—	(3)	(5,052)
Ending balance, June 30, 2018	$95,941	$—	$2,430	$98,371

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

The current portion of restructuring liabilities were $48.8 million and $32.5 million as of June 30, 2018 and December 31, 2017. The current portion of restructuring liabilities are classified within other current liabilities on the Consolidated Balance Sheets. The long-term portion of restructuring liabilities balances were $49.6 million and $7.6 million as of June 30, 2018 and December 31, 2017. The long-term portion of restructuring liabilities are classified within other long-term obligations on the Consolidated Balance Sheets, and include facility exit costs and severance accruals.

Note 13:    Shareholders' Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at June 30, 2018 and December 31, 2017.

Stock Repurchase Authorization
On February 23, 2017, Itron's Board of Directors authorized the Company to repurchase up to $50 million of our common stock over a 12-month period, beginning February 23, 2017. There were no repurchases of common stock made prior to plan termination on February 23, 2018.

Other Comprehensive Income (Loss)
The before-tax amount, income tax (provision) benefit, and net-of-tax amount related to each component of OCI were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Before-tax amount
Foreign currency translation adjustment	$(34,271)	$20,520	$(17,978)	$35,586
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	3,068	(634)	4,504	(537)
Net hedging (gain) loss reclassified into net income	(2,354)	259	(2,373)	637
Net defined benefit plan loss reclassified to net income	409	418	829	824
Total other comprehensive income (loss), before tax	(33,148)	20,563	(15,018)	36,510

Tax (provision) benefit
Foreign currency translation adjustment	111	(73)	118	(123)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(173)	244	(426)	207
Net hedging (gain) loss reclassified into net income	(55)	(100)	(50)	(246)
Net defined benefit plan loss reclassified to net income	(8)	(225)	(14)	(230)
Total other comprehensive income (loss) tax benefit	(125)	(154)	(372)	(392)

Net-of-tax amount
Foreign currency translation adjustment	(34,160)	20,447	(17,860)	35,463
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	2,895	(390)	4,078	(330)
Net hedging (gain) loss reclassified into net income	(2,409)	159	(2,423)	391
Net defined benefit plan loss reclassified to net income	401	193	815	594
Total other comprehensive income (loss), net of tax	$(33,273)	$20,409	$(15,390)	$36,118

The changes in the components of AOCI, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Benefit Obligation Adjustments	Accumulated Other Comprehensive Income (Loss)
	(in thousands)
Balances at January 1, 2017	$(182,986)	$43	$(14,380)	$(32,004)	$(229,327)
OCI before reclassifications	35,463	(330)	—	—	35,133
Amounts reclassified from AOCI	—	391	—	594	985
Total other comprehensive income (loss)	35,463	61	—	594	36,118
Balances at June 30, 2017	$(147,523)	$104	$(14,380)	$(31,410)	$(193,209)

Balances at January 1, 2018	$(128,648)	$966	$(14,380)	$(28,416)	$(170,478)
OCI before reclassifications	(17,860)	4,078	—	—	(13,782)
Amounts reclassified from AOCI	—	(2,423)	—	815	(1,608)
Total other comprehensive income (loss)	(17,860)	1,655	—	815	(15,390)
Balances at June 30, 2018	$(146,508)	$2,621	$(14,380)	$(27,601)	$(185,868)

Note 14:    Fair Values of Financial Instruments

The following table presents the fair values of our financial instruments:

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in thousands)
Assets
Cash and cash equivalents	$162,882	$162,882	$176,274	$176,274
Restricted cash	2,160	2,160	311,061	311,061
Foreign exchange forwards	195	195	41	41
Interest rate swaps	3,796	3,796	2,370	2,370
Interest rate caps	1,235	1,235	489	489
Cross currency swaps	2,175	2,175	—	—

Liabilities
Credit facility
USD denominated term loan	$645,938	$654,171	$194,063	$192,295
Multicurrency revolving line of credit	96,000	97,306	125,414	124,100
Senior notes	400,000	380,000	300,000	301,125
Foreign exchange forwards	276	276	289	289

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

The fair values at June 30, 2018 and December 31, 2017 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

Note 15:    Segment Information

We operate under the Itron brand worldwide and manage and report under four operating segments: Electricity, Gas, Water, and Networks. Our Water operating segment includes our global water, and heat and allocation solutions. Networks became a new operating segment with the acquisition of SSNI. This structure allows each operating segment to develop its own go-to-market strategy, prioritize its marketing and product development requirements, and focus on its strategic investments. Our sales and marketing function is managed under each operating segment. Our product development, service delivery, and manufacturing operations are managed on a worldwide basis to promote a global perspective in our operations and processes and yet still maintain alignment with the operating segments.

We have three GAAP measures of segment performance: revenue, gross profit (margin), and operating income (margin). Intersegment revenues are minimal. Certain operating expenses are allocated to our Electricity, Gas, and Water operating segments based upon internally established allocation methodologies. We will not allocate operating expenses to our Networks operating segment until it is fully integrated and managed centrally. Corporate operating expenses, interest income, interest expense, other income (expense), and income tax provision are not allocated to the operating segments, nor are included in the measure of operating segment profit or loss. In addition, we allocate only certain production assets and intangible assets to our operating segments. We do not manage the performance of the operating segments on a balance sheet basis.

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

Revenues, gross profit, and operating income associated with our operating segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Product revenues
Electricity	$212,236	$215,271	$426,113	$421,174
Gas	129,397	130,872	259,640	247,999
Water	118,574	108,570	244,161	217,905
Networks	55,707	—	123,110	—
Total Company	$515,914	$454,713	$1,053,024	$887,078

Service revenues
Electricity	$38,342	$35,061	$76,870	$67,909
Gas	7,635	7,828	15,131	14,912
Water	6,063	5,480	11,670	10,775
Networks	17,936	—	36,416	—
Total Company	$69,976	$48,369	$140,087	$93,596

Total revenues
Electricity	$250,578	$250,332	$502,983	$489,083
Gas	137,032	138,700	274,771	262,911
Water	124,637	114,050	255,831	228,680
Networks	73,643	—	159,526	—
Total Company	$585,890	$503,082	$1,193,111	$980,674

Gross profit
Electricity	$76,987	$78,645	$146,962	$145,895
Gas	40,543	50,536	84,014	101,351
Water	37,835	49,096	75,640	88,668
Networks	21,212	—	49,816	—
Total Company	$176,577	$178,277	$356,432	$335,914

Operating income (loss)
Electricity	$28,997	$17,839	$26,229	$34,923
Gas	15,245	16,977	(13,103)	38,708
Water	8,824	16,866	(2,886)	25,670
Networks	(28,219)	—	(103,729)	—
Corporate unallocated	(4,284)	(14,054)	(26,396)	(30,846)
Total Company	20,563	37,628	(119,885)	68,455
Total other income (expense)	(13,009)	(6,061)	(29,019)	(11,827)
Income (loss) before income taxes	$7,554	$31,567	$(148,904)	$56,628

For the three and six months ended June 30, 2018, one customer represented 23% and 22%, respectively, of total Electricity operating segment revenues, and another customer represented 16% for the same three and six months periods. For both the three and six months ended June 30, 2018, one customer represented 12% of total Gas operating segment revenues. For the three and six ended June 30, 2018, no single customer represented more than 10% of the Water operating segment revenues. For the three and six months ended June 30, 2018, one customer represented 18% and 13%, respectively, and another customer represented 15% and 13%, respectively, of total Networks operating segment revenues. For the three months ended June 30, 2018, one customer represented 10% of total company revenues, and no single customer represented more than 10% of total company revenues for the six months ended June 30, 2018.

For the three and six months ended June 30, 2017, one customer represented 22% and 20%, respectively, of total Electricity operating segment revenues. For the three months ended June 30, 2017, one customer represented 11% of total company revenues. For the six months ended June 30, 2017, no single customer represented more than 10% of total company revenues. For the three and six months ended June 30, 2017, no single customer represented more than 10% of the Gas or Water operating segment revenues.

We currently buy a majority of our integrated circuit board assemblies from three suppliers. Management believes that other suppliers could provide similar products, but a change in suppliers, disputes with our suppliers, or unexpected constraints on the suppliers' production capacity could adversely affect operating results.

Revenues by region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
United States and Canada	$348,101	$295,737	$704,033	$564,834
Europe, Middle East, and Africa	184,748	158,766	386,822	321,581
Other(1)	53,041	48,579	102,256	94,259
Total revenues	$585,890	$503,082	$1,193,111	$980,674

(1)	The Other region includes our operations in Latin America and Asia Pacific.

Depreciation and amortization expense associated with our operating segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Electricity	$6,419	$5,774	$12,944	$11,085
Gas	4,254	4,503	8,456	8,747
Water	4,008	3,887	8,117	7,846
Networks	15,223	—	30,235	—
Corporate unallocated	1,003	926	2,227	1,790
Total Company	$30,907	$15,090	$61,979	$29,468

Note 16: Revenues

A summary of significant net changes in the contract assets and the contract liabilities balances during the period is as follows:

2018
Contract liabilities, less contract assets
(in thousands)
Beginning balance, January 1	$59,808
Changes due to business combination	38,816
Revenues recognized from beginning contract liability	(30,045)
Increases due to amounts collected or due	137,882
Revenues recognized from current period increases	(75,618)
Other	(2,687)
Ending balance, June 30	$128,156

On January 1, 2018, total contract assets were $11.3 million and total contract liabilities were $71.1 million. On June 30, 2018, total contract assets were $14.3 million and total contract liabilities were $142.4 million. The contract assets primarily relate to contracts that include a retention clause and allocations related to contracts with multiple performance obligations. The contract liabilities primarily relate to deferred revenue, such as extended warranty and maintenance cost. During the three months ended June 30, 2018, revenue recognized of $2.8 million was related to amounts that was included as a contract liability at January 1, 2018.

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

Total transaction price allocated to remaining performance obligations related to contracts is approximately $1.2 billion for the next twelve months and approximately $692 million for periods longer than 12 months. The total remaining performance obligations is comprised of product and service components. The service component relates primarily to maintenance agreements for which customers pay a full year's maintenance in advance, and service revenues are generally recognized over the service period. Total transaction price allocated to remaining performance obligations also includes our extended warranty contracts, for which revenue is recognized over the warranty period, and hardware, which is recognized as units are delivered. The estimate of when remaining performance obligations will be recognized requires significant judgment.

Cost to obtain a contract and cost to fulfill a contract with a customer
Cost to obtain a contract and costs to fulfill a contract were capitalized and amortized using a systematic rational approached to align with the transfer of control of underlying contracts with customers. While amounts were capitalized, amounts are not material for disclosure.

Disaggregation of revenue
Refer to Note 15 and the Consolidated Statement of Operations for disclosure regarding the disaggregation of revenue into categories which depict how revenue and cash flows are affected by economic factors. Specifically, our operating segments and geographical regions as disclosed, and product categories of products, which includes hardware and software, and services as presented.

Impacts on financial statements
Under the modified retrospective transition method, we are required to provide additional disclosures during 2018 of the amount by which each financial statement line item is affected in the current reporting period, as compared with the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any.

The effects of ASC 606 and Subtopic ASC 340-40 on our Consolidated Balance Sheet as of June 30, 2018 were total deferred revenue would have been higher by approximately $21 million, of which, approximately $9 million would have been classified as short term. The difference in deferred revenue reflects the timing of revenue recognition related to certain of our customer contracts. The net impact of all adjustments would have resulted in an increase to our accumulated deficit of approximately
$15 million. The difference in accumulated deficit reflects the cumulative effect of adoption and the net effect thereof on the Consolidated Statement of Operations for the three and six months ended June 30, 2018. The impact of the adoption was not material to the other line items.

The effect of ASC 606 and Subtopic ASC 340-40 was not material to the Consolidated Statements of Operations for the three and six months ended June 30, 2018.

Note 17:    Business Combinations

Silver Spring Networks, Inc.
On January 5, 2018, we completed the acquisition of SSNI by purchasing 100% of SSNI's outstanding stock. The acquisition was financed through incremental borrowings and cash on hand. Refer to Note 6 for further discussion of our debt.

SSNI provided smart network and data platform solutions for electricity, gas, water and smart cities including advanced metering, distribution automation, demand-side management, and street lights. Solutions include one or several of the following: communications modules, access points, relays and bridges; network operating software, grid management, security and grid analytics managed services and SaaS; installation; implementation; and professional services including consulting and analysis. Itron is managing the SSNI business as our Networks operating segment.

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

The following reflects our preliminary allocation of purchase price as of January 5, 2018:

	Fair Value	Weighted Average Useful Life
	(in thousands)	(in years)
Current Assets	$86,783
Property, plant, and equipment	27,670
Other long-term assets (1)	(1,578)

Identifiable intangible assets
Core-developed technology	81,900	5
Customer contract and relationships	133,500	10
Trademark and trade names	10,800	3
Total identified intangible assets subject to amortization	226,200	8
In-process research and development (IPR&D)	14,400
Total identified intangible assets	240,600

Goodwill	572,870
Current liabilities	(91,301)
Customer contract and relationships	(23,900)	5
Long-term liabilities	(1,928)
Total net assets acquired	$809,216

(1)
Reflects adjustments to deferred tax assets and liabilities, net as a result of the acquisition, and is classified as part of our overall consolidated deferred tax asset. This unfavorable deferred tax asset more than offsets the fair value of other noncurrent assets acquired.

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

Goodwill of $572.9 million arising from the acquisition consists largely of the synergies expected from combining the operations of Itron and SSNI, as well as certain intangible assets that do not qualify for separate recognition. All of the goodwill balance was assigned to the Networks reporting unit and operating segment. We will not be able to deduct any of the goodwill balance for income tax purposes.

As a part of the business combination, we have incurred $15.6 million of acquisition related expenses for the six months ended June 30, 2018, which includes such activities as success fees, certain consulting and advisory costs, and incremental legal and accounting costs. In addition, for the three and six months ended June 30, 2018, we recognized $12.1 million and $58.9 million respectively, of integration costs, which are expenses related to integrating SSNI into Itron, and includes expenses such as accounting and process integration and the related consulting fees, severance, site closure costs, system integration, and travel associated with knowledge transfers as we consolidate redundant positions. All acquisition and integration related expenses are included within general and administrative expenses in the Consolidated Statement of Operations.

The following table presents the revenues and net loss from SSNI operations that are included in our Consolidated Statements of Operations:

	April 1, 2018 - June 30, 2018	January 5, 2018 - June 30, 2018

Revenues	$73,643	$159,526
Net loss	(13,919)	(43,672)

The following supplemental pro forma results are based on the individual historical results of Itron and SSNI, with adjustments to give effect to the combined operations as if the acquisition had been consummated on January 1, 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	( in thousands)
Revenues	$585,890	$764,654	$1,193,111	$1,292,509
Net income (loss)	2,657	20,240	(128,309)	(6,994)

The significant nonrecurring adjustments reflected in the proforma schedule above are considered material and include the following:

•	Elimination of transaction costs incurred by SSNI and Itron prior to the acquisition completion

•	Reclassification of certain expenses incurred after the acquisition to the appropriate periods assuming the acquisition closed on January 1, 2017

The supplemental pro forma results are intended for information purposes only and do not purport to represent what the combined companies' results of operations would actually have been had the transaction in fact occurred at an earlier date or project the results for any future date or period.

Comverge
On June 1, 2017, we completed the acquisition of Comverge by purchasing the stock of its parent, Peak Holding Corp. (Comverge). This was financed through borrowings on our multicurrency revolving line of credit and cash on hand. Comverge is a leading provider of integrated demand response and customer engagement solutions that enable electric utilities to ensure grid reliability, lower energy costs for consumers, meet regulatory demands, and enhance the customer experience. Comverge's technologies are complementary to our Electricity operating segment's growing software and services offerings, and will help optimize grid performance and reliability.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	( in thousands)
Revenues	$585,890	$511,024	$1,193,111	$1,002,786
Net income (loss)	2,657	18,954	(143,009)	34,061

The significant nonrecurring adjustments reflected in the proforma schedule above are not considered material and include the following:

•	Elimination of transaction costs incurred by Comverge and Itron prior to the acquisition completion

•	Reclassification of certain expenses incurred after the acquisition to the appropriate periods assuming the acquisition closed on January 1, 2016

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

Overview

We are a technology company, offering end-to-end solutions to enhance productivity and efficiency, primarily focused on utilities and municipalities around the globe. Our solutions generally include robust industrial grade networks, smart meters, meter data management software, and knowledge application solutions, which bring additional value to the customer. Our professional services help our customers project-manage, install, implement, operate, and maintain their systems. We operate under the Itron brand worldwide and manage and report under four operating segments: Electricity, Gas, Water, and Networks. Our Water operating segment includes our global water, and heat and allocation solutions. Networks became a new operating segment with the acquisition of SSNI. This structure allows each operating segment to develop its own go-to-market strategy, prioritize its marketing and product development requirements, and focus on its strategic investments. Our sales and marketing function is managed under each operating segment. Our product development, service delivery, and manufacturing operations are managed on a worldwide basis to promote a global perspective in our operations and processes and yet still maintains alignment with the operating segments.

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

Refer to the Non-GAAP Measures section below on pages 52-55 for information about these non-GAAP measures and the detailed reconciliation of items that impacted free cash flow, non-GAAP operating expense, non-GAAP operating income, non-GAAP net income, adjusted EBITDA, and non-GAAP diluted EPS in the presented periods.

Total Company Highlights and Unit Shipments

Highlights and significant developments for the three months ended June 30, 2018

•	Revenues were $585.9 million compared with $503.1 million in the same period last year, an increase of $82.8 million, or 16%.

•	Gross margin was 30.1% compared with 35.4% in the same period last year.

•	Operating expenses increased $15.4 million, or 11%, compared with the same period last year.

•	Net income attributable to Itron, Inc. was $2.7 million, compared with $14.1 million in the same period last year.

•	GAAP diluted EPS decreased by $0.29 to $0.07 as compared with the same period last year.

•	Non-GAAP net income attributable to Itron, Inc., was $20.5 million compared with $27.9 million in the same period last year.

•	Non-GAAP diluted EPS was $0.51, a decrease of $0.20 compared with the same period last year.

•	Adjusted EBITDA decreased $3.3 million, or 6%, compared with the same period last year.

Highlights and significant developments for the six months ended June 30, 2018

•	Revenues were $1.2 billion compared with $980.7 million in the same period last year, an increase of $212.4 million, or 22%.

•	Gross margin was 29.9% compared with 34.3% in the same period last year.

•	Operating expenses were $208.9 million higher compared with the same period last year.

•	Net loss attributable to Itron, Inc. was $143.0 million compared with net income of $29.9 million for the same period in 2017.

•	Adjusted EBITDA decreased $9.3 million, or 9% compared with the same period in 2017.

•	GAAP diluted loss per share was $3.66, compared with diluted EPS of $0.76 in 2017.

•	Non-GAAP diluted EPS was $0.64, compared with $1.28 in the same period last year.

•	Total backlog was $3.1 billion and twelve-month backlog was $1.4 billion at June 30, 2018.

Silver Spring Networks, Inc. Acquisition
On January 5, 2018, we completed our acquisition of SSNI by purchasing all outstanding shares for $16.25 per share, resulting in a total purchase price, net of cash, of $809.2 million. SSNI provided standards-based wireless connectivity platforms and solutions to utilities and cities. The acquisition continues our focus on expanding management services and software-as-a-service solutions, which allows us to provide more value to our customers by optimizing devices, network technologies, outcomes and analytics. Upon acquisition, SSNI changed its name to Itron Networked Solutions, Inc., and will operate separately as our Networks operating segment.

In order to facilitate funding the acquisition of SSNI, we entered into a $1.2 billion senior secured credit facility (the 2018 credit facility), which amended and restated our existing senior secured credit facility. The 2018 credit facility consists of a $650 million U.S. dollar term loan and a multicurrency revolving line of credit with a principal amount of up to $500 million We also issued $300 million of 5% senior notes on December 22, 2017 to fund this acquisition. On January 19, 2018, we issued an additional $100 million of 5% senior notes. For additional information regarding our 2018 credit facility and senior notes, refer to Item 1: "Financial Statements (Unaudited), Note 6: Debt."

We are also implementing an integration plan associated with this acquisition. For the three and six months ended June 30, 2018 we recognized $12.1 million and $74.6 million of acquisition and integration related expenses. We anticipate annualized savings of $50 million at the conclusion of the integration plan, which we expect to substantially complete by the end of 2020. For further discussion of the acquisition, refer to Item 1: "Financial Statements (Unaudited), Note 17: Business Combinations."

2018 Restructuring Projects
On February 22, 2018, our Board of Directors approved a restructuring plan (2018 Projects). The 2018 Projects include activities that continue our efforts to optimize our global supply chain and manufacturing operations, product development, and sales and marketing organizations. We expect to substantially complete the plan by the end of 2020. We recognized restructuring expense of $82.1 million related to the 2018 Projects during the six months ended June 30, 2018, and we anticipate an additional $18.0 million to be recognized in future periods. At the conclusion of the 2018 Projects, we anticipate annualized savings of $45 million to

$50 million. For further discussion of restructuring activities, refer to Item 1: "Financial Statements (Unaudited), Note 12: Restructuring."

The following table summarizes the changes in GAAP and Non-GAAP financial measures:

	Three Months Ended June 30,			Six Months Ended June 30,
	2018	2017	% Change	2018	2017	% Change
	(in thousands, except margin and per share data)
GAAP
Revenues
Product revenues	$515,914	$454,713	13%	$1,053,024	$887,078	19%
Service revenues	69,976	48,369	45%	140,087	93,596	50%
Total revenues	585,890	503,082	16%	1,193,111	980,674	22%

Gross profit	176,577	178,277	(1)%	356,432	335,914	6%
Operating expenses	156,014	140,649	11%	476,317	267,459	78%
Operating income (loss)	20,563	37,628	(45)%	(119,885)	68,455	N/A
Other income (expense)	(13,009)	(6,061)	115%	(29,019)	(11,827)	145%
Income tax benefit (provision)	(3,781)	(16,560)	(77)%	7,407	(25,607)	N/A
Net income (loss) attributable to Itron, Inc.	2,657	14,097	(81)%	(143,009)	29,942	N/A

Non-GAAP(1)
Non-GAAP operating expenses	$132,490	$124,168	7%	$284,541	$243,044	17%
Non-GAAP operating income	44,087	54,109	(19)%	71,891	92,870	(23)%
Non-GAAP net income attributable to Itron, Inc.	20,456	27,924	(27)%	25,550	50,110	(49)%
Adjusted EBITDA	56,882	60,199	(6)%	96,455	105,784	(9)%

GAAP Margins and Earnings Per Share
Gross margin
Product gross margin	29.0%	35.5%		28.8%	34.6%
Service gross margin	38.9%	35.1%		37.7%	31.4%
Total gross margin	30.1%	35.4%		29.9%	34.3%

Operating margin	3.5%	7.5%		(10.0)%	7.0%
Basic EPS	$0.07	$0.36		$(3.66)	$0.78
Diluted EPS	0.07	0.36		(3.66)	0.76

Non-GAAP Earnings Per Share(1)
Non-GAAP diluted EPS	$0.51	$0.71		$0.64	$1.28

(1)
These measures exclude certain expenses that we do not believe are indicative of our core operating results. See pages 52-55 for information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Meter and Module Summary
We classify meters into two categories:

•	Standard metering – no built-in remote reading communication technology.

•	Smart metering – one-way communication of meter data or two-way communication including remote meter configuration and upgrade (consisting primarily of our OpenWay® technology).

In addition, smart meter communication modules and network interface cards can be sold separately from the meter. Any communicating meters, modules, or cards are also referred to as endpoints.

Our revenue is driven significantly by sales of meters and communication modules. A summary of our meter and communication module shipments is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(units in thousands)
Meters (1)
Standard	4,030	4,350	8,170	8,360
Smart	2,990	2,570	5,930	5,010
Total meters	7,020	6,920	14,100	13,370

Stand-alone communication modules and cards (2)
Smart	2,410	1,530	5,010	2,930

(1) The Networks operating segment shipped an immaterial number of meters during the three and six months ended June 30, 2018.
(2) The Networks operating segment shipped approximately 940,000 and 2,050,000 network interface cards, respectively, during the three and six months ended June 30, 2018.

Results of Operations

Revenues and Gross Margin

The actual results and effects of changes in foreign currency exchange rates in revenues and gross profit were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended June 30,
	2018	2017
	(in thousands)
Total Company
Revenues	$585,890	$503,082	$11,523	$71,285	$82,808
Gross profit	176,577	178,277	3,090	(4,790)	(1,700)

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Six Months Ended June 30,
	2018	2017
	(in thousands)
Total Company
Revenues	$1,193,111	$980,674	$37,301	$175,136	$212,437
Gross profit	356,432	335,914	10,804	9,714	20,518

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues
Revenues increased $82.8 million, or 16% for the three months ended June 30, 2018, compared with the same period in 2017. This growth for the three months ended June 30, 2018 was primarily due to our new Networks operating segment, which contributed $73.6 million of revenues for the three months ended June 30, 2018, while changes in exchange rates favorably impacted total revenues by $11.5 million for the three months ended June 30, 2018. Product revenues increased $61.2 million, or 13%, including $55.7 million from the Networks operating segment. Service revenues during the second quarter of 2018 increased $21.6 million, or 45%, due to $17.9 million contributed from the Networks operating segment and increased revenues from our Itron Distributed Energy Management (DEM) business, formerly Comverge, Inc, acquired in 2017.

Revenues increased $212.4 million, or 22% for the six months ended June 30, 2018, compared with the same period in 2017. During the six months ended June 30, 2018, our Networks operating segment contributed $159.5 million to the growth while changes in exchange rates favorably impacted total revenues by $37.3 million. For the six months ended June 30, 2018, product revenues increased $165.9 million as compared with the same period in 2017. The Networks operating segment contributed $123.1 million of product revenues growth, while Gas and Water operating segments showed improvement for the six months ended June 30, 2018. Service revenues increased $46.5 million during the six months ended June 30, 2018 as compared with 2017 due to our recent acquisitions of our Networks operating segment and DEM business, which contributed $36.4 million and $13.2 million in service revenues growth, respectively.

One customer represented 10% and 11% of total company revenues for the three months ended June 30, 2018 and 2017, respectively. No customer represented more than 10% of total revenues for the six months ended June 30, 2018 or 2017, respectively. Our 10 largest customers accounted for 35% and 33% of total revenues during the three and six months ended June 30, 2018 and 2017, respectively.

Gross Margin
Gross margin for the second quarter of 2018 was 30.1%, compared with 35.4% for the same period in 2017. Our gross margin associated with product sales decreased to 29.0% for the three months ended June 30, 2018 compared with 35.5% for the same period in 2017. This decline was the result of an insurance recovery in our Water operating segment that contributed 180 basis points to the gross margin related to product revenues for the second quarter of 2017. This recovery relates to warranty costs previously recognized as a result of the 2015 product replacement notification to customers who had purchased certain communication modules. In addition, unfavorable product mix, commodity and component price increases, and increased manufacturing operation costs all resulted in compressed margins in 2018. These impacts were partially offset by reduced variable compensation expense. Gross margin associated with our service revenues increased to 38.9% for the three months ended June 30, 2018 as compared with 35.1% for the same period in 2017. The increase in gross margins resulted from the inclusion of our Networks operating segment, partially offset by reductions in our Electricity, Gas, and Water operating segments.

Gross margin for the six months ended June 30, 2018 was 29.9%, compared with 34.3% for the same period in 2017. Our gross margin associated with product sales decreased to 28.8% for the six months ended June 30, 2018 compared with 34.6% for the same period in 2017. This decline was the result of the continued transition of our supply chain and temporary manufacturing inefficiencies, as well as a 90 basis point reduction related to the insurance recovery from 2017 discussed above. Gross margin associated with our service revenues improved to 37.7% for the six months ended June 30, 2018 as compared with 31.4% for the same period in 2017. The improvement in gross margin associated with service revenues is due to inclusion of our Networks operating segment, partially offset by reductions in our Gas and Water operating segments.

Operating Expenses

The actual results and effects of changes in foreign currency exchange rates in operating expenses were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended June 30,
	2018	2017
	(in thousands)
Total Company
Sales and marketing	$45,448	$44,514	$1,333	$(399)	$934
Product development	54,775	43,024	1,007	10,744	11,751
General and administrative	43,415	43,098	999	(682)	317
Amortization of intangible assets	17,999	4,970	249	12,780	13,029
Restructuring	(5,623)	5,043	252	(10,918)	(10,666)
Total Operating expenses	$156,014	$140,649	$3,840	$11,525	$15,365

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Six Months Ended June 30,
	2018	2017
	(in thousands)
Total Company
Sales and marketing	$97,369	$85,769	$4,223	$7,377	$11,600
Product development	115,059	83,791	2,735	28,533	31,268
General and administrative	145,908	80,285	3,025	62,598	65,623
Amortization of intangible assets	35,739	9,519	750	25,470	26,220
Restructuring	82,242	8,095	268	73,879	74,147
Total Operating expenses	$476,317	$267,459	$11,001	$197,857	$208,858

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Operating expenses increased $15.4 million for the three months ended June 30, 2018 as compared with the same period in 2017. This was primarily due to our acquisition of SSNI and the related amortization of intangible assets, product development expenses and acquisitions and integration related expenses. These increases were partially offset by reduced variable compensation and restructuring expense in 2018.

Operating expenses increased $208.9 million for the six months ended June 30, 2018 as compared with the same period in 2017. The was primarily due to increased restructuring expense following the announcement of the 2018 Projects in the first quarter of 2018, increased acquisition and integration related expenses included within general and administrative expenses, and increased amortization of intangible asset and product development expenses. These increases were partially offset by reduced variable compensation expense in 2018. Operating expenses were unfavorably impacted by $11.0 million due to the effect of changes in foreign currency exchange rates.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
	2018	2017		2018	2017
	(in thousands)			(in thousands)
Interest income	$633	$470	35%	$1,294	$739	75%
Interest expense	(13,434)	(3,144)	327%	(25,547)	(6,077)	320%
Amortization of prepaid debt fees	(1,211)	(267)	354%	(4,602)	(533)	763%
Other income (expense), net	1,003	(3,120)	N/A	(164)	(5,956)	(97)%
Total other income (expense)	$(13,009)	$(6,061)	115%	$(29,019)	$(11,827)	145%

Total other income (expense) for the three and six months ended June 30, 2018 was a net expense of $13.0 million and $29.0 million, respectively, compared with $6.1 million and $11.8 million in the same periods in 2017. The increase was related to the increase in interest expense and amortization of prepaid debt fees as a result of the funding of the 2018 credit facility and senior secured notes, which was partially offset by the fluctuations in the recognized foreign currency exchange gains and losses due to transactions denominated in a currency other than the reporting entity's functional currency.

Income Tax Provision

For the three and six months ended June 30, 2018, our income tax expense (benefit) was $3.8 million and $(7.4) million compared with income tax expense of $16.6 million and $25.6 million for the same period in 2017. Our tax rate for the three and six months ended June 30, 2018 of 50% and 5% differed from the federal statutory rate of 21% due to the forecasted mix of earnings in domestic and international jurisdictions, a benefit related to excess stock based compensation, uncertain tax positions, and losses experienced in jurisdictions with valuation allowances on deferred tax assets. Our tax rate for the three and six months ended June 30, 2017 of 52% and 45% differed from the federal statutory rate of 35% due to the forecasted mix of earnings in domestic and international jurisdictions, a benefit related to excess stock based compensation, and losses experienced in jurisdictions with valuation allowances on deferred tax assets.

The tax provision for December 31, 2017 included the provisional determination of the impact to our deferred tax positions of the Tax Cuts and Jobs Act. We will continue to review any additional guidance issued by the U.S. Department of the Treasury, Internal Revenue Service, Financial Accounting Standards Board, or other regulatory bodies and adjust our provisional amount during the measurement period, which should not extend beyond one year from the enactment date of December 22, 2017. For the three and six months ended June 30, 2018, no changes to these provisional amounts have been recognized.

Operating Segment Results

For a description of our operating segments, refer to Item 1: "Financial Statements (Unaudited) Note 15: Segment Information."

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	% Change		2018	2017	% Change
Segment Revenues	(in thousands)				(in thousands)
Electricity	$250,578	$250,332	—%		$502,983	$489,083	3%
Gas	137,032	138,700	(1)%		274,771	262,911	5%
Water	124,637	114,050	9%		255,831	228,680	12%
Networks	73,643	—	N/A		159,526	—	N/A
Total revenues	$585,890	$503,082	16%		$1,193,111	$980,674	22%

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Electricity	$76,987	30.7%	$78,645	31.4%	$146,962	29.2%	$145,895	29.8%
Gas	40,543	29.6%	50,536	36.4%	84,014	30.6%	101,351	38.5%
Water	37,835	30.4%	49,096	43.0%	75,640	29.6%	88,668	38.8%
Networks	21,212	28.8%	—	N/A	49,816	31.2%	—	N/A
Total gross profit and margin	$176,577	30.1%	$178,277	35.4%	$356,432	29.9%	$335,914	34.3%

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	% Change		2018	2017	% Change
Segment Operating Expenses	(in thousands)				(in thousands)
Electricity	$47,990	$60,806	(21)%		$120,733	$110,972	9%
Gas	25,298	33,559	(25)%		97,117	62,643	55%
Water	29,011	32,230	(10)%		78,526	62,998	25%
Networks	49,431	—	N/A		153,545	—	N/A
Corporate unallocated	4,284	14,054	(70)%		26,396	30,846	(14)%
Total operating expenses	$156,014	$140,649	11%		$476,317	$267,459	78%

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss) and Operating Margin	(in thousands)		(in thousands)		(in thousands)		(in thousands)
Electricity	$28,997	11.6%	$17,839	7.1%	$26,229	5.2%	$34,923	7.1%
Gas	15,245	11.1%	16,977	12.2%	(13,103)	(4.8)%	38,708	14.7%
Water	8,824	7.1%	16,866	14.8%	(2,886)	(1.1)%	25,670	11.2%
Networks	(28,219)	(38.3)%	—	N/A	(103,729)	(65.0)%	—	N/A
Corporate unallocated	(4,284)	(0.7)%	(14,054)	(2.8)%	(26,396)	(2.2)%	(30,846)	(3.1)%
Total Company	$20,563	3.5%	$37,628	7.5%	$(119,885)	(10.0)%	$68,455	7.0%

Electricity

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Electricity operating segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended June 30,
	2018	2017
	(in thousands)
Electricity Segment
Revenues	$250,578	$250,332	$4,162	$(3,916)	$246
Gross profit	76,987	78,645	1,178	(2,836)	(1,658)
Operating expenses	47,990	60,806	893	(13,709)	(12,816)

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Six Months Ended June 30,
	2018	2017
	(in thousands)
Electricity Segment
Revenues	$502,983	$489,083	$12,978	$922	$13,900
Gross profit	146,962	145,895	3,567	(2,500)	1,067
Operating expenses	120,733	110,972	2,817	6,944	9,761

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues - Three months ended June 30, 2018 vs. Three months ended June 30, 2017
Revenues were essentially flat for the three months ended June 30, 2018 compared with the same period in 2017. Our DEM business contributed growth of $8.2 million in revenues, and we experienced strong product revenue growth in our Europe, Middle East, and Africa (EMEA) region. These increases were offset by a decline in North America product revenues. Changes in foreign currency exchange rates favorably impacted revenues by $4.2 million.

For the three months ended June 30, 2018, one customer represented 23% and another customer represented 16%, of total Electricity operating segment revenues. For the three months ended June 30, 2017, one customer represented 22% of total Electricity operating segment revenues.

Revenues - Six months ended June 30, 2018 vs. Six months ended June 30, 2017
Revenues increased $13.9 million, or 3%, primarily due to strong growth in EMEA product revenues in 2018, $20.7 million of additional DEM revenues in 2018 as compared with 2017, and $13.0 million of favorable foreign currency exchange rate impacts. These were partially offset by reduced product revenues in North America.

One customer accounted for 22% and another customer accounted for 16% of the Electricity operating segment revenues for the six months ended June 30, 2018. For the six months ended June 30, 2017, one customer represented 20% of total Electricity revenues.

Gross Margin - Three months ended June 30, 2018 vs. Three months ended June 30, 2017
Gross margin was 30.7% for the three months ended June 30, 2018, compared with 31.4% for the same period in 2017. The 70 basis point decrease over the prior year was primarily the result of reduced margins in North America due to unfavorable product mix and increased component costs, offset by reduced variable compensation expense.

Gross Margin - Six months ended June 30, 2018 vs. Six months ended June 30, 2017
For the six months ended June 30, 2018, gross margin was 29.2%, compared with 29.8% for the first six months in 2017. During 2018, the 60 basis point reduction over the prior year was primarily the result of increased component costs and unfavorable product mix. These reductions were partially offset by reduced variable compensation expense.

Operating Expenses - Three months ended June 30, 2018 vs. Three months ended June 30, 2017
Operating expenses decreased $12.8 million, or 21%, for the three months ended June 30, 2018, compared with the same period in 2017. The decrease was primarily a result of acquisition and integration expenses associated with the Comverge Inc. acquisition in 2017.

Operating Expenses - Six months ended June 30, 2018 vs. Six months ended June 30, 2017
Operating expenses increased $9.8 million, or 9%, for the six months ended June 30, 2018, compared with the same period in 2017. The increase resulted primarily from the higher restructuring expenses following the announcement of the 2018 Projects, partially offset by decreased acquisition and integration related expenses.

Gas

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Gas operating segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended June 30,
	2018	2017
	(in thousands)
Gas Segment
Revenues	$137,032	$138,700	$2,906	$(4,574)	$(1,668)
Gross profit	40,543	50,536	230	(10,223)	(9,993)
Operating expenses	25,298	33,559	990	(9,251)	(8,261)

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Six Months Ended June 30,
	2018	2017
	(in thousands)
Gas Segment
Revenues	$274,771	$262,911	$8,611	$3,249	$11,860
Gross profit	84,014	101,351	1,173	(18,510)	(17,337)
Operating expenses	97,117	62,643	2,159	32,315	34,474

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues - Three months ended June 30, 2018 vs. Three months ended June 30, 2017
Revenues decreased $1.7 million, or 1%, for the three months ended June 30, 2018 compared with the same period in 2017. This was primarily related to reduced product revenues in North America, mostly offset by strong smart meter sales in EMEA, and $2.9 million of favorable impact due to the effect of changes in foreign currency exchange rates.

For the three months ended June 30, 2018, one customer represented 12% of total Gas operating segment revenues. No single customer represented more than 10% of the Gas operating segment revenues for the three months ended 2017.

Revenues - Six months ended June 30, 2018 vs. Six months ended June 30, 2017
Revenues increased $11.9 million, or 5%, compared with the same period in 2017. This increase was due to strong product revenues in EMEA, partially offset by reduced product revenues in North America. Changes in foreign currency exchange rates favorably impacted revenues by $8.6 million.

For the six months ended June 30, 2018, one customer represented 12% of total Gas operating segment revenues. No single customer represented more than 10% of the Gas operating segment revenues for the six months ended 2017.

Gross Margin - Three months ended June 30, 2018 vs. Three months ended June 30, 2017
Gross margin was 29.6% for the three months ended June 30, 2018, compared with 36.4% for the same period in 2017. The 680 basis point decrease was related to increased manufacturing operation costs, increased warranty expense, and an unfavorable product mix in 2018.

Gross Margin - Six months ended June 30, 2018 vs. Six months ended June 30, 2017
Gross margin was 30.6%, compared with 38.5% for the same period last year. The 790 basis point decrease was related to unfavorable product mix, supply chain transitions, and increased warranty expense.

Operating Expenses - Three months ended June 30, 2018 vs. Three months ended June 30, 2017
Operating expenses decreased $8.3 million, or 25%, for the three months ended June 30, 2018, compared with the same period in 2017. This was primarily related to higher restructuring expenses during the second quarter of 2017, as compared with the same period in 2018.

Operating Expenses - Six months ended June 30, 2018 vs. Six months ended June 30, 2017
Operating expenses increased $34.5 million, or 55%, for the six months ended June 30, 2018, compared with the same period in 2017. The increase is due to higher restructuring expenses following the announcement of the 2018 Projects.

Water

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Water operating segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended June 30,
	2018	2017
	(in thousands)
Water Segment
Revenues	$124,637	$114,050	$4,456	$6,131	$10,587
Gross profit	37,835	49,096	1,682	(12,943)	(11,261)
Operating expenses	29,011	32,230	1,276	(4,495)	(3,219)

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Six Months Ended June 30,
	2018	2017
	(in thousands)
Water Segment
Revenues	$255,831	$228,680	$15,712	$11,439	$27,151
Gross profit	75,640	88,668	6,063	(19,091)	(13,028)
Operating expenses	78,526	62,998	3,705	11,823	15,528

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues - Three months ended June 30, 2018 vs. Three months ended June 30, 2017
Revenues increased $10.6 million, or 9%, for the three months ended June 30, 2018, compared with the same period in 2017. This was primarily related to increased product revenues in North America.

No single customer represented more than 10% of the Water operating segment revenues for the three months ended June 30, 2018 and 2017.

Revenues - Six months ended June 30, 2018 vs. Six months ended June 30, 2017
Revenues increased $27.2 million, or 12%, for the six months ended June 30, 2018, compared with the same period in 2017. This growth was driven by product revenues in North America, Latin America, and Asia Pacific. Revenues were favorably impacted by $15.7 million due to changes in foreign currency exchange rates.

No single customer represented more than 10% of the Water operating segment revenues for the six months ended June 30, 2018 and 2017.

Gross Margin - Three months ended June 30, 2018 vs. Three months ended June 30, 2017
Gross margin decreased to 30.4%, compared with 43.0% in 2017. The 12.6 percentage point decrease in gross margin was driven primarily by an insurance recovery during the second quarter of 2017 associated with warranty costs previously recognized as part of our 2015 product replacement notification to customers who had purchased certain communication modules. This insurance recovery increased the gross margin for the three months ended June 30, 2017 by 700 basis points. In addition, higher commodity prices and product mix unfavorably impacted margins for the three months ended June 30, 2018.

Gross Margin - Six months ended June 30, 2018 vs. Six months ended June 30, 2017
Gross margin decreased to 29.6% for the six months ended June 30, 2018, compared with 38.8% for the same period last year, primarily as the result of an insurance recovery related to warranty discussed above during the six months ended June 30, 2017, which contributed 350 basis of gross margin. Higher commodity costs and product mix also contributed to the reduced gross margin in 2018.

Operating Expenses - Three months ended June 30, 2018 vs. Three months ended June 30, 2017
Operating expenses for the three months ended June 30, 2018 decreased $3.2 million, or 10%, compared with 2017. This was primarily related to a release of previously recognized restructuring expenses associated with the 2018 Projects.

Operating Expenses - Six months ended June 30, 2018 vs. Six months ended June 30, 2017
Operating expenses for the six months ended June 30, 2018 increased $15.5 million, or 25%, compared with the same period last year, primarily as the result of increased restructuring expenses following the announcement of the 2018 Projects.

Networks

Networks is a new operating segment with the acquisition of SSNI; therefore no data for comparable periods is available. The changes in certain Networks operating segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended June 30,
	2018	2017
	(in thousands)
Networks Segment
Revenues	$73,643	$—	$—	$73,643	$73,643
Gross profit	21,212	—	—	21,212	21,212
Operating expenses	49,431	—	—	49,431	49,431

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Six Months Ended June 30,
	2018	2017
	(in thousands)
Networks Segment
Revenues	$159,526	$—	$—	$159,526	$159,526
Gross profit	49,816	—	—	49,816	49,816
Operating expenses	153,545	—	—	153,545	153,545

Revenues - Three months ended June 30, 2018 vs. Three months ended June 30, 2017
The Networks segment recognized $73.6 million in revenues for the three months ended June 30, 2018. This revenue was primarily related to product revenues in North America, driven by approximately 940,000 total endpoints sold.

For the three months ended June 30, 2018, one customer represented 18% and another customer accounted for 15% of total Networks operating segment revenues.

Revenues - Six months ended June 30, 2018 vs. Six months ended June 30, 2017
The Networks operating segment recognized $159.5 million in revenues for the six months ended June 30, 2018. This revenue was primarily related to product revenues in North America, driven by approximately 2.1 million total endpoints sold.

For the six months ended June 30, 2018, two customers each represented 13% of total Networks operating segment revenues.

Gross Margin - Three months ended June 30, 2018 vs. Three months ended June 30, 2017
During the second quarter of 2018, gross margin was 28.8%. As compared with the first quarter of 2018, gross margin was unfavorably impacted by lower revenues and unfavorable product mix. This was partially offset by reduced variable compensation expense.

Gross Margin - Six months ended June 30, 2018 vs. Six months ended June 30, 2017
During the six months ended June 30, 2018, gross margin was 31.2%. Gross margin was unfavorably impacted by purchase accounting, which requires inventory to be adjusted to fair value upon acquisition. As compared with the pre-acquisition carrying value of the inventory, this adjustment to fair market value reduced gross margin approximately 270 basis points for the six months ended June 30, 2018.

Operating Expenses - Three months ended June 30, 2018 vs. Three months ended June 30, 2017
Operating expenses for the three months ended June 30, 2018 were $49.4 million. This was primarily comprised of acquisition and integration related expenses of $12.1 million, net amortization of acquired intangible assets and liabilities of $13.2 million, and product development expenses of $14.3 million.

Operating Expenses - Six months ended June 30, 2018 vs. Six months ended June 30, 2017
Operating expenses for the six months ended June 30, 2018 were $153.5 million. This was primarily comprised of acquisition and integration related expenses of $74.6 million, net amortization of acquired intangible assets and liabilities of $26.1 million, and product development expenses of $30.0 million.

Corporate unallocated

Corporate Unallocated Expenses - Three months ended June 30, 2018 vs. Three months ended June 30, 2017
Operating expenses not directly associated with an operating segment are classified as "Corporate unallocated." These expenses decreased by $9.8 million, or 70%, for the three months ended June 30, 2018 compared with the same period in 2017. The decrease was primarily due to reduced variable compensation expense and lower litigation expenses in 2018.

Corporate Unallocated Expenses - Six months ended June 30, 2018 vs. Six months ended June 30, 2017
Corporate unallocated expenses decreased by $4.5 million, or 14%, for the six months ended June 30, 2018 compared with the same period in 2017. The decrease was primarily due to reduced variable compensation expense and lower litigation expenses in 2018.

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

Quarter Ended	Quarterly Bookings	Ending Total Backlog (1)	Ending 12-Month Backlog (2)
	(in millions)
June 30, 2018	$579	$3,113	$1,426
March 31, 2018	557	3,139	1,363
December 31, 2017	810	1,750	931
September 30, 2017	343	1,488	847
June 30, 2017	416	1,629	860

(1)	Ending total backlog includes $1.4 billion related to the Networks operating segment as of June 30, 2018 and March 31, 2018.

(2)	Ending 12-month backlog includes $377.7 million and $336.9 million related to the Networks operating segment as of June 30, 2018 and March 31, 2018, respectively.

Information on bookings by our operating segments is as follows:

Quarter Ended	Total Bookings	Electricity	Gas	Water	Networks
	(in millions)
June 30, 2018	$579	$283	$90	$145	$61
March 31, 2018	557	217	126	134	80
December 31, 2017	810	477	199	134	—
September 30, 2017	343	136	83	124	—
June 30, 2017	416	210	95	111	—

Financial Condition

Cash Flow Information:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Operating activities	$16,879	$93,444
Investing activities	(832,340)	(121,831)
Financing activities	498,009	17,525
Effect of exchange rates on cash and cash equivalents	(4,841)	5,177
Decrease in cash, cash equivalents, and restricted cash	$(322,293)	$(5,685)

Cash, cash equivalents, and restricted cash was $165.0 million at June 30, 2018, compared with $487.3 million at
December 31, 2017. The $322.3 million decrease in cash, cash equivalents, and restricted cash for the six months ended June 30, 2018 was primarily the result of investing activities related to our acquisition of SSNI and a decrease in cash flows provided by operating activities, partially offset by increased net proceeds from borrowings associated with financing the acquisition of SSNI.

Operating activities
Cash provided by operating activities during the six months ended June 30, 2018 was $16.9 million compared with $93.4 million during the same period in 2017. The decrease was primarily due to a reduction in net income (loss) adjusted for non-cash items and changes in operating asset and liabilities. Net income (loss) for the six months ended June 30, 2018 includes $73.8 million of acquisition and integration related expenses, most of which were paid in cash. In addition, cash used for accounts payable increased $63.2 million due to the timing of payments. These were partially offset by $82.1 million of accrued severance recognized for the 2018 Projects, most of which will be paid in future periods.

Investing activities
Cash used by investing activities during the six months ended June 30, 2018 was $710.5 million higher compared with the same period in 2017. This increased use of cash was primarily related to the larger acquisition of SSNI in 2018 as compared with our acquisition of Comverge Inc. in 2017.

Financing activities
Net cash provided by financing activities during the six months ended June 30, 2018 was $498.0 million, compared with $17.5 million for the same period in 2017. The increase in cash provided by financing activities was primarily caused by

$576.9 million of proceeds from borrowings utilized for the acquisition of SSNI in 2018. This was partially offset by a $71.6 million increased use of cash for debt repayments, and a $24.0 million increased use of cash for debt issuance costs.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations for the six months ended June 30, 2018 was a decrease of $4.8 million, compared with an increase of $5.2 million for the same period in 2017. The impact of exchange rates is the result of an increase in the U.S. dollar value compared with most foreign currencies during the six months ended June 30, 2018, compared with a decrease in value compared with most foreign currencies during the same period in 2017.

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

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$16,879	$93,444
Acquisitions of property, plant, and equipment	(29,309)	(21,898)
Free cash flow	$(12,430)	$71,546

Free cash flow decreased primarily as a result of lower cash provided by operating activities. See the cash flow discussion of operating activities above. In addition, acquisition of property, plan, and equipment increased $7.4 million during the six months ended June 30, 2018 primarily due to investments related to our strategic sourcing projects and related manufacturing and supplier transitions.

Off-balance sheet arrangements:

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at June 30, 2018 and December 31, 2017 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Liquidity and Capital Resources:

Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments of debt. Working capital, which represents current assets less current liabilities, was $301.3 million at June 30, 2018, compared with $342.0 million at December 31, 2017.

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

Silver Spring Networks, Inc. Acquisition
As part of the acquisition of SSNI, we announced an integration plan to obtain approximately $50 million of annualized savings by the end of 2020. We have recognized $74.6 million of the acquisition and integration related expenses during the six months ended June 30, 2018, and expect to recognize an additional $20 million to $30 million of expenses in future periods, 95% of which will be cash expenses. The majority of the additional expenses are expected to be recognized over the next 12 months.

For further details regarding our acquisition and integration activities, refer to Item 1: "Financial Statements (Unaudited), Note 17: Business Combinations."

Restructuring
As of June 30, 2018, $98.4 million was accrued for restructuring projects, of which $48.8 million is expected to be paid over the next 12 months. We also expect to recognize approximately $23 million in future restructuring costs, which will result in cash expenditures.

For further details regarding our restructuring activities, refer to Item 1: "Financial Statements (Unaudited), Note 12: Restructuring."

Other Liquidity Considerations
We have tax credits and net operating loss carryforwards in various jurisdictions that are available to reduce cash taxes. However, utilization of tax credits and net operating losses are limited in certain jurisdictions. Based on current projections, we expect to pay, net of refunds, approximately $2 million in state taxes and $15 million in local and foreign taxes during 2018. We do not expect to pay any U.S. federal taxes. For a discussion of our tax provision and unrecognized tax benefits, see Item 1: "Financial Statements (Unaudited), Note 10: Income Taxes."

At June 30, 2018, we are under examination by certain tax authorities for the 2010 to 2015 tax years. The material jurisdictions where we are subject to examination include, among others, the United States, France, Germany, Italy, Brazil, and the United Kingdom. No material changes have occurred to previously disclosed assessments. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

We have not provided for U.S. deferred taxes related to the cash held in certain foreign subsidiaries because our investment is considered permanent in duration. As of June 30, 2018, there was $45.9 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. If this cash were repatriated to fund U.S. operations, additional tax costs may be required. Tax is one of the many factors that we consider in the management of global cash. Included in the determination of the tax costs in repatriating foreign cash into the United States are the amount of earnings and profits in a particular jurisdiction, withholding taxes that would be imposed, and available foreign tax credits. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

In several of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc., we consolidate them because we have a greater than 50% ownership interest and/or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. At June 30, 2018, $6.4 million of our consolidated cash balance is held in our joint venture entities. As a result, the minority shareholders of these entities have rights to their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from these entities.

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

Contingencies

Refer to Item 1: "Financial Statements (Unaudited), Note 11: Commitments and Contingencies."

Critical Accounting Estimates and Policies

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on our consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in the 2017 Annual Report on Form 10-K and have not changed materially, with the exception of the adoption of ASC 606, Revenue from Contracts with Customers.

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

Reconciliation of GAAP Measures to Non-GAAP Measures

The tables below reconcile the non-GAAP financial measures of operating expenses, operating income, net income, diluted EPS, adjusted EBITDA, free cash flow, and operating income by operating segment with the most directly comparable GAAP financial measures.

TOTAL COMPANY RECONCILIATIONS	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share data)
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$156,014	$140,649	$476,317	$267,459
Amortization of intangible assets	(17,999)	(4,970)	(35,739)	(9,519)
Restructuring	5,623	(5,043)	(82,242)	(8,095)
Acquisition and integration related expense	(11,148)	(6,468)	(73,795)	(6,801)
Non-GAAP operating expenses	$132,490	$124,168	$284,541	$243,044

NON-GAAP OPERATING INCOME
GAAP operating income (loss)	$20,563	$37,628	$(119,885)	$68,455
Amortization of intangible assets	17,999	4,970	35,739	9,519
Restructuring	(5,623)	5,043	82,242	8,095
Acquisition and integration related expense	11,148	6,468	73,795	6,801
Non-GAAP operating income	$44,087	$54,109	$71,891	$92,870

NON-GAAP NET INCOME & DILUTED EPS
GAAP net income (loss) attributable to Itron, Inc.	$2,657	$14,097	$(143,009)	$29,942
Amortization of intangible assets	17,999	4,970	35,739	9,519
Amortization of debt placement fees	1,172	242	4,515	483
Restructuring	(5,623)	5,043	82,242	8,095
Acquisition and integration related expense	11,148	6,468	73,795	6,801
Income tax effect of non-GAAP adjustments(1)	(6,897)	(2,896)	(27,732)	(4,730)
Non-GAAP net income attributable to Itron, Inc.	$20,456	$27,924	$25,550	$50,110

Non-GAAP diluted EPS	$0.51	$0.71	$0.64	$1.28

Weighted average common shares outstanding - Diluted	39,789	39,332	39,782	39,274

ADJUSTED EBITDA
GAAP net income (loss) attributable to Itron, Inc.	$2,657	$14,097	$(143,009)	$29,942
Interest income	(633)	(470)	(1,294)	(739)
Interest expense	14,645	3,411	30,149	6,610
Income tax provision (benefit)	3,781	16,560	(7,407)	25,607
Depreciation and amortization	30,907	15,090	61,979	29,468
Restructuring	(5,623)	5,043	82,242	8,095
Acquisition and integration related expense	11,148	6,468	73,795	6,801
Adjusted EBITDA	$56,882	$60,199	$96,455	$105,784

FREE CASH FLOW
Net cash provided (used) by operating activities	$41,327	30,187	$16,879	$93,444
Acquisitions of property, plant, and equipment	(11,876)	(12,776)	(29,309)	(21,898)
Free Cash Flow	$29,451	$17,411	$(12,430)	$71,546

(1)
The income tax effect of non-GAAP adjustments is calculated using the statutory tax rates for the relevant jurisdictions if no valuation allowance exists. If a valuation allowance exists, there is no tax impact to the non-GAAP adjustment.

SEGMENT RECONCILIATIONS	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
NON-GAAP OPERATING INCOME - ELECTRICITY
Electricity - GAAP operating income	$28,997	$17,839	$26,229	$34,923
Amortization of intangible assets	2,842	2,728	5,722	5,090
Restructuring	(145)	506	19,455	330
Acquisition and integration related expense (recovery)	(1,244)	6,201	(921)	6,201
Electricity - Non-GAAP operating income	$30,450	$27,274	$50,485	$46,544

NON-GAAP OPERATING INCOME - GAS
Gas - GAAP operating income (loss)	$15,245	$16,977	$(13,103)	$38,708
Amortization of intangible assets	1,107	1,309	2,231	2,586
Restructuring	(2,086)	4,339	41,461	5,423
Gas - Non-GAAP operating income	$14,266	$22,625	$30,589	$46,717

NON-GAAP OPERATING INCOME - WATER
Water - GAAP operating income (loss)	$8,824	$16,866	$(2,886)	$25,670
Amortization of intangible assets	808	933	1,643	1,843
Restructuring	(1,721)	995	14,993	2,013
Water - Non-GAAP operating income	$7,911	$18,794	$13,750	$29,526

NON-GAAP OPERATING INCOME - NETWORKS
Networks - GAAP operating loss	$(28,219)	$—	$(103,729)	$—
Amortization of intangible assets	13,242	—	26,143	—
Acquisition and integration related expense	12,111	—	74,559	—
Networks - Non-GAAP operating loss	$(2,866)	$—	$(3,027)	$—

NON-GAAP OPERATING INCOME - CORPORATE UNALLOCATED
Corporate unallocated - GAAP operating loss	$(4,284)	$(14,054)	$(26,396)	$(30,846)
Restructuring	(1,671)	(797)	6,333	329
Acquisition and integration related expense	281	267	157	600
Corporate unallocated - Non-GAAP operating loss	$(5,674)	$(14,584)	$(19,906)	$(29,917)

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

Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt instruments. In October 2015, we entered into an interest rate swap, which is effective from August 31, 2016 to June 23, 2020, and converts $214 million of our LIBOR-based debt from a floating LIBOR interest rate to a fixed interest rate of 1.42% (excluding the applicable margin on the debt). The notional balance will amortize to maturity at the same rate as required minimum payments on our term loan. At June 30, 2018, our LIBOR-based debt balance was $742.0 million.

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

In April 2018, we entered into a cross-currency swap which converts $56.0 million of floating rate U.S. Dollar denominated debt into fixed rate euro denominated debt. This cross-currency swap matures on April 30, 2021 and mitigates the risk associated with fluctuations in currency rates impacting cash flows related to a U.S. Dollar denominated debt in a euro functional currency entity.

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and the weighted average interest rates at June 30, 2018. Weighted average variable rates in the table are based on implied forward rates in the Reuters U.S. dollar yield curve as of June 30, 2018 and our estimated leverage ratio, which determines our additional interest rate margin at June 30, 2018.

	2018	2019	2020	2021	2022	2023	Total	Fair Value

Variable Rate Debt
Principal: U.S. dollar term loan	$8,125	$28,438	$44,777	$60,937	$65,000	$438,660	$645,937	$654,171
Average interest rate	4.21%	4.67%	4.83%	4.86%	4.83%	4.82%

Principal: Multicurrency revolving line of credit	$—	$—	$—	$—	$—	$96,000	$96,000	$97,306
Average interest rate	4.21%	4.67%	4.83%	4.86%	4.83%	4.82%

Interest rate swap
Average interest rate (pay) Fixed	1.42%	1.42%	1.42%
Average interest rate (receive) Floating LIBOR	2.21%	2.67%	2.83%
Net/Spread	0.79%	1.25%	1.41%

Interest rate cap
Cap rate	2.00%	2.00%	2.00%
Average interest rate Floating LIBOR	2.21%	2.67%	2.83%
Average interest rate (receive)	0.21%	0.67%	0.83%

Cross currency swap
Average interest rate (pay) Fixed - EURIBOR	1.38%	1.38%	1.38%	1.38%
Average interest rate (receive) Floating - LIBOR	2.21%	2.67%	2.83%	2.86%

Based on a sensitivity analysis as of June 30, 2018, we estimate that, if market interest rates average one percentage point higher in 2018 than in the table above, our financial results in 2018 would not be materially impacted.

We continually monitor and assess our interest rate risk and may institute additional derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. As a result, approximately half of our revenues and operating expenses are denominated in foreign currencies, which expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in functional currencies other than the U.S. dollar were 42% and 43% of total revenues for the three and six months ended June 30, 2018 compared with 44% and 45% for the same respective periods in 2017.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized to other income and expense. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of June 30, 2018, a total of 57 contracts were offsetting our exposures from the euro, pound sterling, Indian Rupee, Chinese Yuan, Canadian Dollar, Mexican Peso and various other currencies, with notional amounts ranging from $133,000 to $55.5 million. Based on a sensitivity analysis as of June 30, 2018, we estimate that, if foreign currency exchange rates average ten percentage points higher in 2018 for these financial instruments, our financial results in 2018 would not be materially impacted.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:    Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2018, the Company's disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

As described in Item 1: "Financial Statements (Unaudited), Note 1: Summary of Significant Accounting Policies" included in this Quarterly Report on Form 10-Q, we adopted Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers, effective January 1, 2018. As a result, we have modified certain internal controls over financial reporting to address risks associated with the required revenue recognition methodology and related disclosure requirements. This includes enhancing our accounting policies and controls to address risks associated with the five-step model for recognizing revenue, including the revision of our contract review and pricing controls. We have also implemented controls associated with the allocation of revenue associated with our complex contracts with multiple performance obligations, and developed a model and review process to assist with the allocation and disclosure requirements. Our system controls were also enhanced to provide more appropriate levels of detail for use in our models and to provide the necessary information utilized in disclosures.

In addition, as disclosed in Item 1: Financial Statements (Unaudited), we acquired Silver Spring Networks Inc (SSNI) in January 2018. Prior to the acquisition, SSNI reported in their Annual Report on Form 10-K for the year ended December 31, 2016 in Part II - Item 9A - Controls and Procedures that it had identified a material weakness in internal control over financial reporting. The material weakness had not been remediated as of September 30, 2017, the date of SSNI’s most recently filed Form 10-Q. Specifically, SSNI determined that the design and operation of controls related to revenue recognition were inadequate due to insufficient automated processes to address complex computations in supporting determination of revenue and insufficient qualified personnel to review such schedules. Prior and subsequent to the closing of the acquisition, a plan was developed and initiated to remediate these internal control deficiencies. Three new controls have been implemented in response to the material weakness, including those to address complex computations related to revenue recognition and the addition of sufficient qualified personnel to review such schedules. As of June 30, 2018, our management has assessed SSNI's internal controls over financial reporting related to the material weakness and concluded the material weakness has been remediated.

The Securities and Exchange Commission permits companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition, and our management has elected to exclude SSNI from our assessment, with the exception of intangible assets, goodwill, and the three newly implemented controls to remediate the material weakness at SSNI discussed above, which will be assessed. SSNI accounted for approximately 4% of total assets as of June 30, 2018 and approximately 13% of total revenues of the Company for the six months ended June 30, 2018. We have performed additional analysis and procedures to enable management to conclude that we believe the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, comprehensive income (loss) and cash flows for the periods presented in conformity with U.S. GAAP.

Except for these changes, there have been no other changes in our internal control over financial reporting during the three months ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings
Refer to Item 1: "Financial Statements (Unaudited), Note 11: Commitments and Contingencies."

Item 1A:	Risk Factors
There were no material changes to risk factors during the second quarter of 2018 from those previously disclosed in Item 1A: "Risk Factors" of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, which was filed with the Securities and Exchange Commission on February 28, 2018.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Issuer Repurchased of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2018 through April 30, 2018	1,255	$69.40	—	—
May 1, 2018 through May 31, 2018	32,153	67.25	—	—
June 1, 2018 through June 30, 2018	—	—	—	—
Total	33,408	$67.33	—

(1)	Shares repurchased represent shares transferred to us by certain employees who vested in restricted stock units and used shares to pay all, or a portion of, the related taxes.

Item 5:	Other Information

(a) No information was required to be disclosed in a report on Form 8-K during the second quarter of 2018 that was not reported.

(b) Not applicable.

Item 6:	Exhibits

Exhibit Number	Description of Exhibits

12.1	Computation of Ratio of Earnings to Fixed Charges. (filed with this report)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITRON, INC.

August 6, 2018	By:	/s/ JOAN S. HOOPER
Date		Joan S. Hooper
Senior Vice President and Chief Financial Officer