Form 10-K
period 2018-12-31
ITRON INC /WA/
filed 2019-02-28
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
As of June 30, 2018 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the NASDAQ Global Select Market) was $2,336,765,884.
As of January 31, 2019, there were outstanding 39,535,326 shares of the registrant's common stock, no par value, which is the only class of common stock of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 9, 2019.

Itron, Inc.

In this Annual Report on Form 10-K, the terms "we," "us," "our," "Itron," and the "Company" refer to Itron, Inc.
Certain Forward-Looking Statements
This document contains forward-looking statements concerning our operations, financial performance, revenues, earnings growth, liquidity, and other items. This document reflects our current plans and expectations and is based on information currently available as of the date of this Annual Report on Form 10-K. When we use the words "expect," "intend," "anticipate," "believe," "plan," "project," "estimate," "future," "objective," "may," "will," "will continue," and similar expressions, they are intended to identify forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. These assumptions and estimates could be inaccurate and cause our actual results to vary materially from expected results. You should not solely rely on these forward-looking statements as they are only valid as of the date of this Annual Report on Form 10-K. We do not have any obligation to publicly update or revise any forward-looking statement in this document. For a complete description of risks and uncertainties, refer to Item 1A: "Risk Factors" included in this Annual Report on Form 10-K.
PART I
ITEM 1:    BUSINESS
Available Information

Documents we provide to the Securities and Exchange Commission (SEC) are available free of charge under the Investors section of our website at www.itron.com as soon as practicable after they are filed with or furnished to the SEC. In addition, these documents are available at the SEC's website (http://www.sec.gov) and at the SEC's Headquarters at 100 F Street, NE, Washington, DC 20549, or by calling 1-800-SEC-0330.

General

Itron enables utilities and cities to safely, securely and reliably deliver critical infrastructure services to communities in more than 100 countries. Our proven portfolio of smart networks, software, services, devices, and sensors helps our customers better manage their operations in the energy, water, and smart city space. We are among the leading technology and services companies offering end-to-end device solutions, networked solutions, and outcomes-based products and services. Our comprehensive offerings measure, manage, and provide data analytics and services to utilities and municipalities that enable them to responsibly and efficiently manage resources.

We have over 40 years of experience in supporting utilities and municipalities in the management of their data and critical infrastructure needs. Incorporated in 1977 with a focus on meter reading technology, we entered the electricity meter manufacturing business with the acquisition of Schlumberger Electricity Metering in 2004. In 2007, we expanded our presence in global meter manufacturing and systems with the acquisition of Actaris Metering Systems SA. In 2017, we completed our acquisition of Comverge by purchasing the stock of its parent, Peak Holding Corp. (Comverge), which enabled us to offer integrated cloud-based demand response, energy efficiency, and customer engagement solutions. In 2018, we strengthened our ability to deliver a broader set of solutions and to increase the pace of growth and innovation in the utility, smart city, and Industrial Internet of Things markets with the acquisition of Silver Spring Networks, Inc. (SSNI).

The following is a discussion of our major products, our markets, and our operating segments. Refer to Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8: "Financial Statements and Supplementary Data" for specific segment results.
Our Business

We are a technology and service company, who is a leader in the Industrial Internet of Things, offering solutions that enable utilities and municipalities to safely, securely and reliably operate their critical infrastructure. Our solutions include the deployment of smart networks, software, services, devices, sensors, and data analytics that allow our customers to manage assets, secure revenue, lower operational costs, improve customer service, improve safety, and enable efficient management of valuable resources. Our comprehensive solutions and data analytics address the unique challenges facing the energy, water, and municipality sectors, including increasing demand on resources, non-technical loss, leak detection, environmental and regulatory compliance, and improved operational reliability.

We offer a portfolio of products, software, and services to our customers that can be a standalone, one-time purchase or an end-to-end solution that can be reoccurring over multiple years. The portfolio includes hardware products used for measurement, control, or sensing with and without communications capability; a combination of endpoints and network infrastructure designed and sold as a complete solutions for the purpose of robustly acquiring and transporting application specific data; value added services, software, and products that organize, analyze and interpret data for the purpose of gaining insights, making decisions, and informing actions. We offer managed services, software-as-a-service (SaaS), technical support services, licensing hardware technology, and consulting services.

Industry Drivers

Utility and municipalities are in the middle of an evolution of how they operate critical infrastructure, manage scarce resources, and interact with their customers. Efficiently managing resources within energy, water, and cities is a top priority globally, as increasing populations and resource consumption continues to stress an aging infrastructure. The growing demand for energy, water, and municipal services coupled with the proliferation of renewable energy sources, smart communicating devices, sensors, and multiple data producing technologies is forcing providers to rethink how they operate and service their communities. This evolution comes at a time when utilities and municipalities are challenged by cost constraints, regulatory requirements, environmental concerns, safety, and resource scarcity. Itron provides its customers with a solution-based offering to safely, securely, and reliably optimize their critical infrastructure to improve the efficiency of their services and to better understand their customers with near real-time knowledge of their resource usage. An added benefit of our solutions is the utility or municipality can empower their customers to understand and have control over their resource usage, allowing for better management and conservation of valuable resources.

Our Operating Segments

We operate under the Itron brand worldwide and manage and report under three operating segments. Effective October 1, 2018, we reorganized our operational reporting segmentation from Electricity, Gas, Water, and Networks to Device Solutions, Networked Solutions, and Outcomes. As part of our reorganization, we actively integrated recent acquisitions and implementing an organizational structure that aligns with the new segments. In conjunction with the rollout of our new operating segments, we unified our go-to-market strategy with a single, global sales force, which sells the full portfolio of Itron solutions, products, and services. We manage our product development, service delivery, and manufacturing operations on a worldwide basis to promote global, integrated oversight of our operations and to ensure consistency and interoperability between our operating segments. The reorganization of the business segments allows us to more effectively serve our customers and compete in our industry. The following discussion provides a description of each of the three segments:

Device Solutions - includes hardware products used for measurement, control, or sensing that do not have communications capability embedded for use with our broader Itron systems, i.e., products where Itron is not offering the complete "end-to-end" solution, but only the hardware elements. Examples of the Device Solutions portfolio include basic meters that are shipped without Itron communications, such as our standard gas meters, electricity IEC meters, and water meters, in addition to our heat and allocation products; communicating meters that are not a part of an Itron solution such as the Linky meter; and the implementation and installation of non-communicating devices, such as gas regulators.

Networked Solutions - includes a combination of communicating devices (smart meters, modules, endpoints, and sensors), network infrastructure, and associated application software designed and sold as a complete solution for acquiring and transporting robust application-specific data. Networked Solutions combines, into one operating segment, the majority of the assets from the recently acquired SSNI organization with our legacy Itron networking products and software and the implementation and installation of communicating devices into one segment. This includes: communicating measurement, control, or sensing endpoints such as our Itron® and OpenWay® Riva meters, Itron traditional ERT® technology, Intelis smart gas or water meters, 500G gas communication modules, 500W water communication modules; GenX networking products, network modules and interface cards; and specific network control and management software applications. Solutions supported by this segment include automated meter reading (AMR), advanced metering infrastructure (AMI), smart grid and distribution automation (DA), and smart street lighting and smart city solutions.

Outcomes - includes our value-added, enhanced software and services operating segment in which we manage, organize, analyze, and interpret data to improve decision making, maximize operational profitability, drive resource efficiency, and deliver results for consumers, utilities, and smart cities. Outcomes places an emphasis on delivering to Itron customers high-value, turn-key, digital experiences by leveraging the footprint of our Device Solutions and Networked Solutions segments. The revenues from these offerings are primarily recurring in nature and would include any direct management of Device Solutions, Networked Solutions, and other products on behalf of our end customers. Examples of these offerings include our meter data management and analytics offerings; our managed service solutions including network-as-a-service and platform-as-a-service, forecasting software and services; and any consulting-based engagement. Within the Outcomes segment, we also identify new business models, including performance-based contracting, to drive broader portfolio offerings across utilities and cities.

Bookings and Backlog of Orders

Bookings for a reported period represent customer contracts and purchase orders received during the period for hardware, software, and services that have met certain conditions, such as regulatory and/or contractual approval. Total backlog represents committed but undelivered products and services for contracts and purchase orders at period-end. Twelve-month backlog represents the portion of total backlog that we estimate will be recognized as revenue over the next 12 months. Backlog is not a complete measure of our future revenues as we also receive significant book-and-ship orders, as well as frame contracts. Bookings and backlog may fluctuate significantly due to the timing of large project awards. In addition, annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. Beginning total backlog, plus bookings, minus revenues, will not equal ending total backlog due to miscellaneous contract adjustments, foreign currency fluctuations, and other factors. Total bookings and backlog include certain contracts with termination for convenience clause, which will not agree to the total transaction price allocated to remaining performance obligations disclosed in Item 8: "Financial Statements and Supplementary Data, Note 18: Revenues".

Year Ended	Total Bookings	Total Backlog	12-Month Backlog

	(in millions)
December 31, 2018	$2,515	$3,173	$1,349
December 31, 2017	1,993	1,750	931
December 31, 2016	2,066	1,652	761

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
No single customer represented more than 10% of total revenues for the years ended December 31, 2018, 2017, and 2016. Our 10 largest customers in each of the years ended December 31, 2018, 2017, and 2016, accounted for approximately 31%, 33%, and 31% of total revenues, respectively.
Manufacturing

Our products require a wide variety of components and materials, which are subject to price and supply fluctuations. We enter into standard purchase orders in the ordinary course of business, which can include purchase orders for specific quantities based on market prices, as well as open-ended agreements that provide for estimated quantities over an extended shipment period, typically up to one year at an established unit cost. Although we have multiple sources of supply for many of our material requirements, certain components and raw materials are supplied by limited or sole-source vendors, and our ability to perform certain contracts depends on the availability of these materials. Refer to Item 1A: "Risk Factors," for further discussion related to supply risks.

Our manufacturing facilities are located throughout the world, an overview of which is presented in Item 2: "Properties". While we manufacture and assemble a portion of our products, we outsource the manufacturing of certain products to various manufacturing partners. This approach allows us to reduce our costs as it reduces our manufacturing overhead and inventory and also allows us to adjust more quickly to changing end-customer demand. These partners assemble our products using design specifications, quality assurance programs, and standards that we establish and procure components and assemble our products based on demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions, as adjusted for overall market conditions.
Partners

In connection with delivering products and systems to our customers, we may partner with third-party vendors to provide hardware, software, or services, e.g., meter installation and communication network equipment and infrastructure. Our ability to perform on our contractual obligations with our customers is dependent on these partners meeting their obligations to us. Refer to Item 1A: "Risk Factors," for further discussion related to third-party vendors and strategic partners.

Product Development

Our product development is focused on both improving existing technology and developing innovative new technology for electricity, natural gas, water and heat meters, sensing and control devices, data collection software, communication technologies, data warehousing, software applications, and the Industrial Internet of Things. We invested approximately $208 million, $169 million, and $168 million in product development in 2018, 2017 and 2016, which represented 9% of total revenues for 2018, 8% of total revenues for 2017 and 2016.

Workforce

As of December 31, 2018, we had approximately 8,000 people in our workforce, including 6,700 permanent employees. We have not experienced significant employee work stoppages and consider our employee relations to be good.

Competition

We enable utilities and cities to safely, securely, and reliably deliver critical infrastructure services to communities in more than 100 countries. Our portfolio of smart networks, software, services, meters, and sensors help our customers better manage electricity, gas, water, and city infrastructure resources for the people they serve. Consequently, we operate within a large and complex competitive landscape. Some of our competitors have diversified product portfolios and participate in multiple geographic markets, while others focus on specific regional markets and/or certain types of products, including some low-cost suppliers based in China and India. Our competitors in China have an increasing presence in other markets around the world; however, excluding the Asia Pacific region this competition does not represent a major market share in our global operating regions. Our competitors range from small to large established companies.

We believe that our competitive advantage is based on our in-depth knowledge of the industries we serve, our capacity to innovate, and our ability to provide complete end-to-end integrated solutions. We are a global leader in the Industrial Internet of Things category, a leader the industry in communication modules deployed, a leading industry innovator, a leader in electricity, gas and water end-to-end solutions, and a global leader in meters under managed services. We continue to serve our established customer relationships, and expand upon our track record of delivering reliable, accurate, and long-lived products and services. Refer to Item 1A: "Risk Factors" for a discussion of the competitive pressures we face.

Our primary competitors include the following:

Global Competitors	Regional Competitors
Aclara (Hubbell Inc.)	Apator
AT&T (a)	Badger Meter
Cisco Systems Inc. (a)	Endesa (Enel SpA)
Diehl Metering (Diehl Stiftung & Co. KG)	Kamstrup Water Metering L.L.C.
Elster (Honeywell International Inc.)	LAO Industria
Hexing Electrical Co. Ltd	Master Meter (ARAD, Ltd.)
Landis+Gyr	Mueller Water Products
Sensus (Xylem, Inc.)	Neptune Technologies (Roper Technologies, Inc.)
Verizon Communications Inc. (a)	Pietro Fiorentini
Vodafone Group PLC (a)	Sagemcom Energy & Telecom (Charterhouse Capital Partners)
Zenner Performance (Zenner International GmbH & Co. KG)

(a) Due to the fragmented nature of the Industrial Internet of Things and Smart Cities markets, we often partner with these vendors to collaboratively deliver end-to-end solutions to our customers.

Strategic Alliances

We pursue strategic alliances with other companies in areas where collaboration can produce product advancement and acceleration of entry into new markets. The objectives and goals of a strategic alliance can include one or more of the following: technology exchange, product development, joint sales and marketing, or access to new geographic markets. Refer to Item 1A: "Risk Factors" for a discussion of risks associated with strategic alliances.

Intellectual Property

Our patents and patent applications cover a range of technologies, which relate to standard metering, smart metering solutions and technology, meter data management software, knowledge application solutions, and Industrial Internet of Things. We also rely on a combination of copyrights, patents, and trade secrets to protect our products and technologies. Disputes over the ownership, registration, and enforcement of intellectual property rights arise in the ordinary course of our business. While we believe patents and trademarks are important to our operations and, in aggregate, constitute valuable assets, no single patent or trademark, or group of patents or trademarks, is critical to the success of our business. We license some of our technology to other companies, some of which are our competitors.
Environmental Regulations

In the ordinary course of our business we use metals, solvents, and similar materials that are stored on-site. We believe that we are in compliance with environmental laws, rules, and regulations applicable to the operation of our business.

EXECUTIVE OFFICERS

Set forth below are the names, ages, and titles of our executive officers as of February 28, 2019.

Name	Age	Position
Philip C. Mezey	59	President and Chief Executive Officer
Thomas L. Deitrich	52	Executive Vice President and Chief Operating Officer
Joan S. Hooper	61	Senior Vice President and Chief Financial Officer
Michel C. Cadieux	61	Senior Vice President, Human Resources
Sarah E. Hlavinka	54	Senior Vice President, General Counsel and Corporate Secretary

Philip C. Mezey is President and Chief Executive Officer and a member of our Board of Directors. Mr. Mezey was appointed to his current position and to the Board of Directors in January 2013. Mr. Mezey joined Itron in March 2003, and in 2007 Mr. Mezey became Senior Vice President and Chief Operating Officer, Itron North America. Mr. Mezey served as President and Chief Operating Officer, Energy from March 2011 through December 2012. On January 22, 2019, Mr. Mezey informed the Itron Board of his intention to retire from his positions. By mutual agreement with the Board, Mr. Mezey will continue to lead Itron as President and Chief Executive Officer and serve as a member of its Board of Directors until August 31, 2019. or until a successor is appointed. Upon the appointment of a successor, Mr. Mezey will remain with Itron, Inc. as an advisor through December 31, 2019, to help facilitate a seamless transition.

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

Joan S. Hooper is Senior Vice President and Chief Financial Officer. Ms. Hooper was appointed to this role in June 2017. Prior to joining Itron, Ms. Hooper was Chief Financial Officer of CHC Helicopter from 2011 to July 2015. Following Ms. Hooper's departure from CHC, CHC filed a voluntary petition of relief under Chapter 11 of the U.S. Bankruptcy Code in May 2016, and CHC emerged from bankruptcy in March 2017. Prior to CHC, she held several finance executive positions at Dell, Inc. from 2003 to 2010, including Vice President and Chief Financial Officer for its Global Public and Americas business units, Vice President of Corporate Finance and Chief Accounting Officer.

Michel C. Cadieux is Senior Vice President, Human Resources and has been so since joining Itron in February 2014. From 2008 to 2012, Mr. Cadieux was Senior Vice President of Human Resources and Security at Freescale Semiconductor, Inc. (Freescale). Mr. Cadieux has more than 30 years leading HR organizations in global technology and manufacturing companies including Betz Laboratories, the Hudson Bay Company, ING Bank of Canada, Advanced Micro Devices/ATI, and Freescale.

Sarah E. Hlavinka is Senior Vice President, General Counsel and Corporate Secretary. Ms. Hlavinka was appointed to this role in August 2018. Prior to joining Itron, Ms. Hlavinka served as Executive Vice President, General Counsel and Secretary at Xerox Corporation from 2017 to 2018. Prior to Xerox Corporation, Ms. Hlavinka was Executive Vice President, General Counsel and Secretary at ABM Industries Incorporated, a leading provider of integrated facility services from 2007 to 2017.

ITEM 1A:    RISK FACTORS

We are dependent on the utility industry, which has experienced volatility in capital spending.

We derive the majority of our revenues from sales of products and services to utilities. Purchases of our products may be deferred as a result of many factors, including economic downturns, slowdowns in new residential and commercial construction, customers' access to capital upon acceptable terms, the timing and availability of government subsidies or other incentives, utility specific financial circumstances, mergers and acquisitions, regulatory decisions, weather conditions, and fluctuating interest rates. We have experienced, and may in the future experience, variability in operating results on an annual and a quarterly basis as a result of these factors.

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

Certain of our products, subassemblies, and system components including most of our circuit boards are procured from limited or sole sources. We cannot be certain that we will not experience operational difficulties with these sources, including reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines, increases in manufacturing costs, vendors' access to capital and increased lead times. Additionally, our manufacturers may experience disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters, component or material shortages, cost increases or other similar problems. Further, in order to minimize their inventory risk, our manufacturers might not order components from third-party suppliers with adequate lead time, thereby impacting our ability to meet our demand forecast. Therefore, if we fail to manage our relationship with our manufacturers effectively, or if they experience operational difficulties, our ability to ship products to our customers and distributors could be impaired and our competitive position and reputation could be harmed. In the event that we receive shipments of products that fail to comply with our technical specifications or that fail to conform to our quality control standards, and we are not able to obtain replacement products in a timely manner, we risk revenue losses from the inability to sell those products, increased administrative and shipping costs, and lower profitability. Additionally, if defects are not discovered until after consumers purchase our products, they could lose confidence in the technical attributes of our products and our business could be harmed. Although arrangements with these partners may contain provisions for warranty expense reimbursement, we may remain responsible to the consumer for warranty service in the event of product defects and could experience an unanticipated product defect or warranty liability. While we rely on partners to adhere to its supplier code of conduct, material violations of the supplier code of conduct could occur.

Delays in the availability of or shortages in raw materials and component parts used in the manufacture of our products could unfavorably impact our revenues and results of operations.

We are impacted by the availability and prices of raw materials and component parts used in the manufacturing process of our products. The inability to obtain adequate supplies of raw materials and component parts at favorable prices could have a material adverse effect on our business, financial condition, or results of operations by reducing revenue, decreasing profit margins, and by unfavorably impacting timely deliveries to customers, which could result in damages or penalties to be paid under the terms of some of the contracts with our customers. Since we do not control the actual production of these raw materials and component parts, there may be delays caused by an interruption in the production or transportation of these materials for reasons that are beyond our control. World commodity markets, inflation, and tariffs may also affect raw material and component part prices.

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

In December 2017, we issued $300 million aggregate principal amount of 5.00% senior notes due 2026 (December Notes). The December Notes were issued pursuant to an indenture, dated as of December 22, 2017 (Indenture), among Itron, the guarantors from time to time party thereto and U.S. Bank National Association, as trustee. In January 2018, we issued an additional $100 million aggregate principal amount of 5.00% senior notes due 2026 pursuant to the Indenture (January Notes; collectively with the December Notes, the Senior Notes). Proceeds from the Senior Notes were used to finance the Silver Spring Networks, Inc. (SSNI) acquisition, refinance existing indebtedness related to the SSNI acquisition, pay related fees and expenses, and for general corporate purposes.

Also in January 2018, we entered into a credit agreement providing for committed credit facilities in the amount of $1.15 billion (the 2018 credit facility). The 2018 credit facility consists of a U.S. dollar term loan in the amount of $650 million and a multicurrency revolving credit facility in the committed amount of $500 million.

This substantial indebtedness could have important consequences to us, including:

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

Our ability to make scheduled payments on and to refinance our indebtedness depends on, and is subject to, our financial and operating performance, which is influenced, in part, by general economic, financial, competitive, legislative, regulatory, counterparty business, and other risks that are beyond our control, including the availability of financing in the U.S. banking and capital markets. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt to refinance our debt or to fund our other liquidity needs on commercially reasonable terms or at all.
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

The 2018 credit facility will bear, and other indebtedness we may incur in the future may bear, interest at a variable rate. As a result, at any given time interest rates on the 2018 credit facility and any other variable rate debt could be higher or lower than current levels. If interest rates increase, our debt service obligations on our variable rate indebtedness may increase even though the amount borrowed remains the same, and therefore net income and associated cash flows, including cash available for servicing our indebtedness, may correspondingly decrease. While we continually monitor and assess our interest rate risk and have entered into derivative instruments to manage such risk, these instruments could be ineffective at mitigating all or a part of our risk, including changes to the applicable margin under our 2018 credit facility.

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

Our 2018 credit facility contains other customary covenants, including the requirement to meet specified financial ratios and provide periodic financial reporting. Our ability to borrow will depend on the satisfaction of these covenants. Events beyond our control can affect our ability to meet those covenants. Our failure to comply with obligations under our borrowing arrangements may result in declaration of an event of default. An event of default, if not cured or waived, may permit acceleration of required payments against such indebtedness. We cannot be certain we will be able to remedy any such defaults. If our required payments are accelerated, we cannot be certain that we will have sufficient funds available to pay the indebtedness or that we will have the ability to raise sufficient capital to replace the indebtedness on terms favorable to us or at all. In addition, in the case of an event of default under our secured indebtedness such as our 2018 credit facility, the lenders may be permitted to foreclose on our assets securing that indebtedness. As a result of these restrictions, we will be limited as to how we conduct our business and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. The terms of any future indebtedness we may incur could include more restrictive covenants. We cannot assure you that we will be able to maintain compliance with these covenants in the future and, if we fail to do so that we will be able to obtain waivers from the lenders and/or amend the covenants.

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

We have recently completed acquisitions and may make investments in the future, both within and outside of the United States. Acquisitions and investments involve numerous risks such as the diversion of senior management's attention; unsuccessful integration of the acquired entity's personnel, operations, technologies, and products; incurrence of significant expenses to meet an acquiree's customer contractual commitments; lack of market acceptance of new services and technologies; or difficulties in operating businesses in international legal jurisdictions. Failure to adequately address these issues could result in the diversion of resources and adversely impact our ability to manage our business. In addition, acquisitions and investments in third parties may involve the assumption of obligations, significant write-offs, or other charges associated with the acquisition. Impairment of an investment, goodwill, or an intangible asset may result if these risks were to materialize. For investments in entities that are not wholly owned by Itron, such as joint ventures, a loss of control as defined by U.S. generally accepted accounting principles (GAAP) could result in a significant change in accounting treatment and a change in the carrying value of the entity. There can be no assurances that an acquired business will perform as expected, accomplish our strategic objectives, or generate significant revenues, profits, or cash flows.

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

The Organization for Economic Cooperation and Development guidance under the Base Erosion and Profit Shifting (BEPS) initiatives aim to minimize perceived tax abuses and modernize global tax policy. The Anti-Tax Avoidance Directives (ATAD), issued by the Council of the European Union, provide further recommendations for legislative changes under these tax policies. More countries are beginning to implement legislative changes based on these BEPS recommendations and ATAD measures.

On December 22, 2017, the United States enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act makes significant changes to the way the U.S. taxes corporations. Clarifying proposed Treasury regulations have been issued during 2018, many late in the year, for which we are continuing to evaluate the impact on our business. In addition, a number of U.S. states have not yet updated their laws to take into account the new federal legislation. As a result, there may be further impacts of the new law on our results of operations. It is possible that U.S. tax reform, or interpretations provided, could change and could have an adverse effect on us, and such effect could be material.

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

Our key manufacturing facilities are concentrated, and in the event of a significant interruption in production at any of our manufacturing facilities, considerable expense, time, and effort could be required to establish alternative production lines to meet contractual obligations, which would have a material adverse effect on our business, financial condition, and results of operations.

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

From time to time, we are involved in litigation that arises from our business. In addition, parties to these lawsuits may bring claims against our customers, which, in some instances, could result in an indemnification of the customer by us. Litigation may also relate to, among other things, product failure or product liability claims, contractual disputes, employment matters, or securities litigation. Litigation can be expensive to defend and can divert the attention of management and other personnel for long periods of time, regardless of the ultimate outcome. We may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our financial condition and results of operations. While we currently maintain insurance coverage, such insurance may not provide adequate coverage against potential claims.

We may face losses associated with alleged unauthorized use of third-party intellectual property.

We may be subject to claims or inquiries regarding alleged unauthorized use of a third-party's intellectual property. An adverse outcome in any intellectual property litigation or negotiation could subject us to significant liabilities to third parties, require us to license technology or other intellectual property rights from others, require us to comply with injunctions to cease marketing or the use of certain products or brands, or require us to redesign, re-engineer, or rebrand certain products or packaging, any of which could affect our business, financial condition, and results of operations. If we are required to seek licenses under patents or other intellectual property rights of others, we may not be able to acquire these licenses at acceptable terms, if at all. In addition, the cost of responding to an intellectual property infringement claim, in terms of legal fees, expenses, and the diversion of management resources, whether or not the claim is valid, could have a material adverse effect on our business, financial condition, and results of operations.

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

Although radio licenses are generally required for radio stations, Part 15 of the FCC's rules permits certain low-power radio devices (Part 15 devices) to operate on an unlicensed basis. Part 15 devices are designed for use on frequencies used by others. These other users may include licensed users, which have priority over Part 15 users. Part 15 devices cannot cause harmful interference to licensed users and must be designed to accept interference from licensed radio devices. In the United States, our smart metering solutions are typically Part 15 devices that transmit information to (and receive information from, if applicable) handheld, mobile, or fixed network systems pursuant to these rules.

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

In addition, we have designed products and services that connect to and are part of the Industrial Internet of Things. While we attempt to provide adequate security measures to safeguard our products from cyber attacks, the potential for an attack remains. A successful attack may result in inappropriate access to information or an inability for our products to function properly.

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

We are completing a phased upgrade of our primary enterprise resource planning (ERP) systems to allow for greater depth and breadth of functionality worldwide. System conversions are expensive and time consuming undertakings that impact all areas for us. While successful implementations of each phase will provide many benefits to us, an unsuccessful or delayed implementation of any particular phase may cost us significant time and resources.

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

Our business and our facilities are subject to numerous laws, regulations, and ordinances governing, among other things, the storage, discharge, handling, emission, generation, manufacture, disposal, remediation of, and exposure to toxic or other hazardous substances, and certain waste products. Many of these environmental laws and regulations subject current or previous owners or operators of land to liability for the costs of investigation, removal, or remediation of hazardous materials. In addition, these laws and regulations typically impose liability regardless of whether the owner or operator knew of, or was responsible for, the presence of any hazardous materials and regardless of whether the actions that led to the presence were conducted in compliance with the law. In the ordinary course of our business, we use metals, solvents, and similar materials, which are stored on-site. The waste created by the use of these materials is transported off-site on a regular basis by unaffiliated waste haulers. Many environmental laws and regulations require generators of waste to take remedial actions at, or in relation to, the off-site disposal location even if the disposal was conducted in compliance with the law. The requirements of these laws and regulations are complex, change frequently, and could become more stringent in the future. Failure to comply with current or future environmental regulations could result in the imposition of substantial fines, suspension of production, alteration of our production processes, cessation of operations, or other actions, which could materially and adversely affect our business, financial condition, and results of operations. There can be no assurance that a claim, investigation, or liability would not arise with respect to these activities, or that the cost of complying with governmental regulations in the future, either for an individual claim or in aggregate of multiple claims, would not have a material adverse effect on us.

We are exposed to counterparty default risks with our financial institutions and insurance providers.

If one or more of the depository institutions in which we maintain significant cash balances were to fail, our ability to access these funds might be temporarily or permanently limited, and we could face material liquidity problems and financial losses.

The lenders of our 2018 credit facility consist of several participating financial institutions. Our revolving line of credit allows us to provide letters of credit in support of our obligations for customer contracts and provides additional liquidity. If our lenders are not able to honor their line of credit commitments due to the loss of a participating financial institution or other circumstance, we would need to seek alternative financing, which may not be under acceptable terms, and therefore could adversely impact our ability to successfully bid on future sales contracts and adversely impact our liquidity and ability to fund some of our internal initiatives or future acquisitions.

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

We prepare our consolidated financial statements in accordance with GAAP. These principles are subject to interpretation by the Securities and Exchange Commission (SEC) and various bodies formed to create and interpret appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a material effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results. For example, in February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) (ASU 2016-02), which requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The standard, as amended, requires modified retrospective adoption and will be effective for us on January 1, 2019. We currently believe the most significant impact relates to our real estate leases and the increased financial statement disclosures, with an increase to both total assets and total liabilities between $65 million and $85 million.

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

Regulations related to "conflict minerals" may force us to incur additional expenses, may result in damage to our business reputation, and may adversely impact our ability to conduct our business.

In August 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted requirements for companies that use certain minerals and derivative metals (referred to as "conflict minerals," regardless of their actual country of origin) in their products. Some of these metals are commonly used in electronic equipment and devices, including our products. These requirements require companies to investigate, disclose and report whether or not such metals originated from the Democratic Republic of Congo or adjoining countries and required due diligence efforts. There may be increased costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and related components, and other potential changes to products, processes or sources of supply as a consequence of such verification activities. Further interpretation and implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products.

ITEM 1B:    UNRESOLVED STAFF COMMENTS

None.

ITEM 2:    PROPERTIES
We own our headquarters facility, which is located in Liberty Lake, Washington.
The following table lists our major manufacturing facilities by location and segment:

Region	Location
North America	Oconee, SC (O) Waseca, MN (L)
Europe, Middle East, and Africa	Argenteuil, France (L) Chasseneuil, France (O) Macon, France (O) Massy, France (L) Reims, France (O) Karlsruhe, Germany (O) Oldenburg, Germany (O) Godollo, Hungary (O) Asti, Italy (O)
Asia/Pacific	Suzhou, China (L) Wujiang, China (L) Dehradun, India (L) Bekasi, Indonesia (O)
Latin America	Americana, Brazil (O)

(O) - Manufacturing facility is owned
(L) - Manufacturing facility is leased

Our principal properties are in good condition, and we believe our current facilities are sufficient to support our operations. Our major manufacturing facilities are owned, while smaller factories are typically leased.

In addition to our manufacturing facilities, we have numerous sales offices, product development facilities, and distribution centers, which are located throughout the world.

ITEM 3:    LEGAL PROCEEDINGS

None.

ITEM 4:    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock
Our common stock is traded on the NASDAQ Global Select Market under the symbol "ITRI".

Performance Graph
The following graph compares the five-year cumulative total return to shareholders on our common stock with the five-year cumulative total return of our peer group of companies used for the year ended December 31, 2018 and the NASDAQ Composite Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Itron, Inc., the NASDAQ Composite Index, and Peer Group

$250
$200
$150
$100
$50
$0
12/13
12/14
12/15
12/16
12/17
12/18
Itron, Inc.
NASDAQ Composite
2018 Peer Group
2017 Peer Group

* $100 invested on 12/31/13 in stock or index, including reinvestment of dividends.
Fiscal years ending December 31.
The performance graph above is being furnished solely to accompany this Report pursuant to Item 201(e) of Regulation S-K and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not to be incorporated by reference into any of our filings, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
The above presentation assumes $100 invested on December 31, 2013 in the common stock of Itron, Inc., the peer group, and the NASDAQ Composite Index, with all dividends reinvested. With respect to companies in the peer group, the returns of each such corporation have been weighted to reflect relative stock market capitalization at the beginning of each annual period plotted. The stock prices shown above for our common stock are historical and not necessarily indicative of future price performance.

Each year, we reassess our peer group to identify global companies that are either direct competitors or have similar industry and business operating characteristics. Our 2018 peer group includes the following publicly traded companies: Badger Meter, Inc., Landis+Gyr, Mueller Water Products, Inc., Roper Technologies, Inc., and Xylem, Inc (Sensus). The 2018 peer group was created as a result of our change in operating segments. Our 2017 peer group includes the following publicly traded companies: Badger Meter, Inc., Echelon Corporation, Landis+Gyr, National Instruments Corporation, and Roper Technologies, Inc.

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2018 through October 31, 2018	—	$—	—	—
November 1, 2018 through November 30, 2018	22,280	53.99	—	—
December 1, 2018 through December 31, 2018	4,653	50.22	—	—
Total	26,933	$53.34	—

(1)	Shares repurchased represent shares transferred to us by certain employees who vested in restricted stock units and used shares to pay all, or a portion of, the related taxes.

Holders
At January 31, 2019, there were 192 holders of record of our common stock.

Dividends
Since the inception of the Company, we have not declared or paid cash dividends. We intend to retain future earnings for the development of our business and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6:    SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data below is derived from our consolidated financial statements as of December 31, 2018 and 2017, and for the three years ended December 31, 2018 in this Annual Report on Form 10-K. The financial data as of December 31, 2016, 2015 and 2014 and for the two years ended December 31, 2015 were derived from financial statements not included herein. You should read this information together with Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8: "Financial Statements and Supplementary Data". Historical results are not necessarily indicative of future performance.

	Year Ended December 31,
	2018(5)	2017(4)	2016(3)	2015	2014(2)

	(in thousands, except per share data)
Consolidated Statements of Operations Data
Revenues	$2,376,117	$2,018,197	$2,013,186	$1,883,533	$1,947,616
Cost of revenues	1,645,798	1,341,446	1,350,654	1,326,848	1,333,566
Gross profit	730,319	676,751	662,532	556,685	614,050
Operating income (loss)	(49,692)	154,877	100,993	52,846	480
Net income (loss) attributable to Itron, Inc.	(99,250)	57,298	31,770	12,678	(23,670)
Earnings (loss) per common share - Basic	$(2.53)	$1.48	$0.83	$0.33	$(0.60)
Earnings (loss) per common share - Diluted	$(2.53)	$1.45	$0.82	$0.33	$(0.60)
Weighted average common shares outstanding - Basic	39,244	38,655	38,207	38,224	39,184
Weighted average common shares outstanding - Diluted	39,244	39,387	38,643	38,506	39,184

Consolidated Balance Sheets Data
Working capital(1)	$243,434	$341,959	$319,420	$281,166	$262,393
Total assets	2,608,982	2,106,147	1,577,811	1,680,316	1,751,085
Total debt, net	1,016,623	613,260	304,523	370,165	323,307
Total Itron, Inc. shareholders' equity	712,663	786,416	631,604	604,758	681,001

Other Financial Data
Cash provided by operating activities	$109,755	$191,354	$115,842	$73,350	$132,973
Cash used in investing activities	(862,658)	(148,179)	(47,528)	(48,951)	(41,496)
Cash provided by (used in) financing activities	395,821	301,959	(63,023)	7,740	(91,877)
Capital expenditures	(59,952)	(49,495)	(43,543)	(43,918)	(44,495)

(1)	Working capital represents current assets less current liabilities.

(2)	During 2014, we incurred costs of $49.5 million related to restructuring projects to improve operational efficiencies and reduce expenses.

(3)
During 2016, we incurred costs of $49.1 million related to restructuring projects to restructure various company activities in order to improve operational efficiencies, reduce expenses, and improve competitiveness.

(4)
During 2017, cash used in investing activities included $100 million paid for the acquisition of Comverge by purchasing the stock of its parent, Peak Holding Corp. In addition, cash provided by financing activities included the issuance of $300 million of senior notes as part of the financing of the acquisition of Silver Spring Networks, Inc.

(5)
During 2018, we incurred costs of $77.2 million related to restructuring projects to restructure various company activities in order to improve operational efficiencies, reduce expenses and improve competitiveness. Refer to Item 8: "Financial Statements and Supplementary Data, Note 13: Restructuring" for further disclosures regarding the restructuring charges.

Cash used in investing activities included $803.1 million paid for the acquisition of Silver Spring Networks, Inc. (SSNI). In addition, cash provided by financing activities included the issuance of $100 million of senior notes. We also incurred $91.9 million in acquisition and integration costs in connection with the SSNI acquisition, which are classified in Sales, general and administrative expenses in the Consolidated Statement of Operations.
On January 1, 2018, we adopted Accounting Standards Codification (ASC) 606 using the modified retrospective method. Refer to Item 8: "Financial Statements and Supplementary Data, Note 18: Revenues" for the complete impact of the adoption of ASC 606.

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with Item 8: "Financial Statements and Supplementary Data".

Itron is among the leading technology and services companies offering end-to-end solutions to enhance productivity and efficiency, primarily focused on utilities and municipalities around the globe. We provide comprehensive solutions that measure, manage, and analyze energy and water use. Our broad product portfolio helps utilities and municipalities responsibly and efficiently manage resources.

Through September 30, 2018, we operated under the Itron brand worldwide and managed and reported under four operating segments: Electricity, Gas, Water, and Networks. Our Water operating segment included our global water, and heat and allocation solutions. Networks became a new operating segment with the acquisition of Silver Springs Networks, Inc. (SSNI) in January 2018. Our sales and marketing function was managed under each operating segment. Our research and development, service delivery, supply chain, and manufacturing operations were managed on a worldwide basis to promote a global perspective in our operations and processes and yet still maintains alignment with the operating segments.

Effective October 1, 2018, we reorganized our operational reporting segmentation from Electricity, Gas, Water, and Networks to Device Solutions, Networked Solutions, and Outcomes. Prior period segment results have been recast to conform to the new segment structure. As part of our reorganization, we integrated our recent acquisitions and are making investment decisions and implementing an organizational structure that aligns with the new segments. In conjunction with the rollout of our new operating segments, we unified our go-to-market strategy with a single, global sales force, which sells the full portfolio of Itron solutions, products, and services. We continue to manage our product development, service delivery, supply chain, and manufacturing operations on a worldwide basis to promote global, integrated oversight of our operations and to ensure consistency and interoperability between our operating segments. The reorganization of the business segments allows us to more effectively compete in our industry.

With this reorganization, we operate under the Itron brand worldwide and manage and report under the three operating segments: Device Solutions, Networked Solutions, and Outcomes.

We have three measures of segment performance: revenues, gross profit (gross margin), and operating income (operating margin). Intersegment revenues are minimal. Certain operating expenses are allocated to the operating segments based upon internally established allocation methodologies. Interest income, interest expense, other income (expense), income tax provision, and all corporate operating expenses, including restructuring, acquisition and integration, and amortization of intangible assets expenses, are neither allocated to the segments nor included in the measures of segment performance.

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

In our discussions of the operating results below, we sometimes refer to the impact of foreign currency exchange rate fluctuations, which are references to the differences between the foreign currency exchange rates we use to convert operating results from local currencies into U.S. dollars for reporting purposes. We also use the term "constant currency," which represents results adjusted to exclude foreign currency exchange rate impacts. We calculate the constant currency change as the difference between the current period results translated using the current period currency exchange rates and the comparable prior period's results adjusted using current period currency exchange rates. We believe the reconciliations of changes in constant currency provide useful supplementary information to investors in light of fluctuations in foreign currency exchange rates.

Refer to the Non-GAAP Measures section below on pages 40-42 for information about these non-GAAP measures and the detailed reconciliation of items that impacted free cash flow, non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income, adjusted EBITDA, and non-GAAP diluted EPS in the presented periods.

Total Company Highlights

Highlights and significant developments for the twelve months ended December 31, 2018

•	Revenues were $2.4 billion compared with $2.0 billion in the same period last year, an increase of $357.9 million, or 18%.

•	Gross margin was 30.7% compared with 33.5% last year.

•	Operating expenses increased $258.1 million, or 49% compared with 2017.

•	Net loss attributable to Itron, Inc. was $99.3 million compared with net income of $57.3 million in 2017.

•	Adjusted EBITDA increased $5.7 million, or 2% to $235.8 million, compared with 2017.

•	GAAP diluted loss per share was $2.53 compared with diluted EPS of $1.45 in 2017.

•	Non-GAAP diluted EPS was $2.65 compared with $3.06 in 2017.

•	Total backlog was $3.2 billion and twelve-month backlog was $1.3 billion at December 31, 2018.

Silver Spring Networks, Inc. Acquisition
On January 5, 2018, we completed the acquisition of Silver Spring Networks, Inc. (SSNI) by purchasing all outstanding shares for $16.25 per share, resulting in a total purchase price, net of cash, of $809.2 million. SSNI provided standards-based wireless connectivity platforms and solutions to utilities and cities. The acquisition continues our focus on expanding management services and software-as-a-service solutions, which allows us to provide more value to our customers by optimizing devices, network technologies, outcomes and analytics. Upon acquisition, SSNI changed its name to Itron Networked Solutions, Inc. (INS), and initially operated separately as our Networks operating segment. Subsequent to the October 1, 2018 reorganization, the prior Networks operating segment was integrated into the new Networked Solutions and Outcomes operating segments.

In order to facilitate the funding of the acquisition of SSNI, we entered into a $1.2 billion senior secured credit facility (the 2018 credit facility), which amended and restated our existing senior secured credit facility. The 2018 credit facility consists of a $650 million U.S. dollar term loan and a multicurrency revolving line of credit with a principal amount of up to $500 million. We also issued $300 million of 5% senior notes on December 22, 2017 to fund this acquisition. On January 19, 2018, we issued an additional $100 million of 5% senior notes. For additional information regarding our 2018 credit facility and senior notes, refer to Item 8: "Financial Statements and Supplementary Data, Note 6: Debt".

We are also implementing an integration plan associated with this acquisition. For the year ended December 31, 2018, we recognized $91.9 million of acquisition and integration related expenses. We estimate annualized savings of $50 million at the conclusion of the integration plan, which we expect to substantially complete by the end of 2020. For further discussion of the acquisition, refer to Item 8: "Financial Statements and Supplementary Data, Note 17: Business Combinations".

2018 Restructuring Projects
On February 22, 2018, our Board of Directors approved a restructuring plan (2018 Projects) to continue our efforts to optimize our global supply chain and manufacturing operations, research and development, and sales and marketing organizations. We expect to substantially complete the plan by the end of 2020. We recognized restructuring expense of $78.1 million related to the 2018 Projects during the year ended December 31, 2018, and we anticipate an additional $20.6 million to be recognized in future periods. At the conclusion of the 2018 Projects, we anticipate annualized savings of $45 million to $50 million. For further discussion of restructuring activities, refer to Item 8: "Financial Statements and Supplementary Data, Note 13: Restructuring".

Total Company GAAP and Non-GAAP Highlights and Unit Shipments

	Year Ended December 31,
	2018	% Change	2017	% Change	2016

	(in thousands, except margin and per share data)
GAAP
Revenues
Product revenues	$2,095,458	16%	$1,813,925	(1)%	$1,830,070
Service revenues	280,659	37%	204,272	12%	183,116
Total revenues	2,376,117	18%	2,018,197	—%	2,013,186

Gross profit	730,319	8%	676,751	2%	662,532
Operating expenses	780,011	49%	521,874	(7)%	561,539
Operating income (loss)	(49,692)	(132)%	154,877	53%	100,993
Other income (expense)	(59,459)	193%	(20,302)	24%	(16,366)
Income tax benefit (provision)	12,570	(117)%	(74,326)	50%	(49,574)
Net income (loss) attributable to Itron, Inc.	(99,250)	(273)%	57,298	80%	31,770

Non-GAAP(1)
Non-GAAP operating expenses	$539,199	13%	$477,532	(2)%	$487,534
Non-GAAP operating income	191,120	(4)%	199,219	14%	174,998
Non-GAAP net income attributable to Itron, Inc.	105,731	(12)%	120,486	23%	98,284
Adjusted EBITDA	235,826	2%	230,115	9%	211,211

GAAP Margins and Earnings Per Share
Gross margin
Product gross margin	29.5%		33.6%		32.4%
Service gross margin	39.7%		32.8%		37.9%
Total gross margin	30.7%		33.5%		32.9%

Operating margin	(2.1)%		7.7%		5.0%
Earnings (loss) per common share - Basic	$(2.53)		$1.48		$0.83
Earnings (loss) per common share - Diluted	$(2.53)		$1.45		$0.82

Non-GAAP Earnings Per Share(1)
Non-GAAP diluted EPS	$2.65		$3.06		$2.54

(1)
These measures exclude certain expenses that we do not believe are indicative of our core operating results. See pages 40-42 for information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Endpoints Summary
Our revenue is driven significantly by sales of endpoints. We classify our endpoints into two categories:

•
Standard Endpoints – an Itron product with no built-in remote reading communication technology, which is delivered primarily via our Device Solutions segment. The majority of our standard devices are used for delivery and metrology in the electricity, water, and gas distribution industries.

•
Networked Endpoints – an Itron product with one-way communication or two-way communication of data including remote device configuration and upgrade (consisting primarily of our OpenWay® or Gen X technology). This primarily includes Itron devices used in electricity, water, and gas distribution industries that are delivered via our Networked Solutions Segment. Networked endpoints also include smart communication modules and network interface cards (NICs). NICs are communicating modules that can be sold separately from the device directly to our customers or to third party manufacturers for use in endpoints such as electric, water, and gas meters; streetlights and smart city devices; sensors or another standard device that the end customer would like to connect to our OpenWay or Gen X Networked Solutions. These endpoints are primarily delivered via our Networked Solutions segment.

A summary of our endpoints shipped is as follows:

	Year Ended December 31,
	2018	2017	2016

	(units in thousands)
Itron Endpoints
Standard endpoints	16,360	15,740	15,540
Networked endpoints	21,540	16,640	15,320
Total endpoints	37,900	32,380	30,860

Results of Operations

Revenues and Gross Margin

The actual results and effects of changes in foreign currency exchange rates in revenues and gross profit were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Year Ended December 31,
	2018	2017

	(in thousands)
Total Company
Revenues	$2,376,117	$2,018,197	$15,886	$342,034	$357,920
Gross profit	730,319	676,751	5,404	48,164	53,568

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Year Ended December 31,
	2017	2016

	(in thousands)
Total Company
Revenues	$2,018,197	$2,013,186	$11,639	$(6,628)	$5,011
Gross profit	676,751	662,532	1,042	13,177	14,219

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues
Revenues increased $357.9 million in 2018, compared with 2017 of which $353.0 million is related to our acquisition of SSNI. Product revenues increased $281.5 million in 2018, primarily in North America as a result of the SSNI acquisition as well as in our Europe, Middle East, and Africa (EMEA) region. This was partially offset by reduced product revenues in our Latin America and Asia Pacific regions during 2018. Service revenues increased $76.4 million in 2018 as compared with 2017, which was primarily driven by North America including the addition of SSNI. Changes in currency exchange rates favorably impacted revenues by $15.9 million in 2018.

Revenues increased $5.0 million in 2017 compared with 2016. Product revenues decreased $16.1 million in 2017 primarily in our North America and Europe, Middle East, and Africa (EMEA) regions. This was partially offset by improved product revenues in our Latin America and Asia Pacific regions during 2017. Service revenues increased $21.2 million in 2017 as compared with 2016, which was primarily driven by Comverge service revenues of $19.6 million. Changes in currency exchange rates favorably impacted revenues by $11.6 million in 2017. A more detailed analysis of these fluctuations, including analysis by segment, is provided in Operating Segment Results.

No single customer represented more than 10% of total revenues for the years ended December 31, 2018, 2017, and 2016. Our 10 largest customers accounted for 31%, 33%, and 31% of total revenues in 2018, 2017, and 2016, respectively.

Gross Margin
Gross margin was 30.7% for 2018, compared with 33.5% in 2017. Our gross margin associated with product sales decreased to 29.5% in 2018 from 33.6% in 2017 due to lower margin sales in EMEA for Device Solutions and North America for Networked Solutions . Gross margin associated with our service revenues increased to 39.7% from 32.8% in 2017 due to higher margin sales in our North America and EMEA regions.

Gross margin was 33.5% in 2017, compared with 32.9% in 2016. Our gross margin associated with product sales improved to 33.6% in 2017 from 32.4% in 2016 due to improved product mix, particularly in our Networked Solutions segment, and an $8.0 million insurance recovery in 2017 associated with warranty expenses previously recognized as a result of our 2015 communication module product replacement in our Networked Solutions segment. This recovery contributed 40 basis points to the gross margin improvement. Gross margin associated with our service revenues declined to 32.8% from 37.9% in 2016 due to lower margin sales in our EMEA region.

Operating Expenses

The following table shows the components of operating expense:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Year Ended December 31,
	2018	2017

	(in thousands)
Total Company
Sales, general and administrative	$423,210	$325,264	$3,880	$94,066	$97,946
Product development	207,905	169,407	2,573	35,925	38,498
Amortization of intangible assets	71,713	20,785	504	50,424	50,928
Restructuring	77,183	6,418	463	70,302	70,765
Total Operating expenses	$780,011	$521,874	$7,420	$250,717	$258,137

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Year Ended December 31,
	2017	2016

	(in thousands)
Total Company
Sales, general and administrative	$325,264	$319,571	$4,254	$1,439	$5,693
Product development	169,407	167,766	(1,548)	3,189	1,641
Amortization of intangible assets	20,785	25,112	261	(4,588)	(4,327)
Restructuring	6,418	49,090	1,925	(44,597)	(42,672)
Total Operating expenses	$521,874	$561,539	$4,892	$(44,557)	$(39,665)

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Operating expenses increased $258.1 million for the year ended December 31, 2018 as compared with the same period in 2017. This was primarily due to increased restructuring expense following the announcement of the 2018 Projects in the first quarter of 2018, increased acquisition and integration related expenses included within sales, general and administrative expenses, and increased amortization of intangible asset and research and development expenses associated with the SSNI acquisition. These increases were partially offset by reduced variable compensation expense in 2018. Operating expenses were favorably impacted by $7.4 million due to the effect of changes in foreign currency exchange rates.

Operating expenses decreased $39.7 million for the year ended December 31, 2017 as compared with the same period in 2016. This was primarily related to a decrease of $42.7 million in restructuring expense, partially offset by $5.7 million in higher sales, general and administrative expenses.

Other Income (Expense)

The following table shows the components of other income (expense):

	Year Ended December 31,
	2018	% Change	2017	% Change	2016
	(in thousands)		(in thousands)		(in thousands)
Interest income	$2,153	1%	$2,126	146%	$865
Interest expense	(51,157)	300%	(12,778)	3%	(12,445)
Amortization of prepaid debt fees	(7,046)	560%	(1,067)	(1)%	(1,076)
Other income (expense), net	(3,409)	(60)%	(8,583)	131%	(3,710)
Total Other income (expense)	$(59,459)	193%	$(20,302)	24%	$(16,366)

Total other income (expense) for the year ended December 31, 2018 was a net expense of $59.5 million compared with $20.3 million in 2017. The increases were related to the increase in interest expense and amortization of prepaid debt fees as a result of the funding from the 2018 credit facility and senior secured notes. In 2018, we had reduced losses, classified within other income (expense), resulting from foreign currency exchange fluctuations from transactions denominated in a currency other than our various subsidiary entities' functional currencies.

Total other income (expense) for the year ended December 31, 2017 was a net expense of $20.3 million compared with an expense of $16.4 million in 2016. The change for the year ended December 31, 2017 as compared with 2016 was due to fluctuations in the recognized foreign currency exchange gains and losses due to transactions denominated in a currency other than an entity's functional currency.

Income Tax Provision

Our income tax provision (benefit) was $(12.6) million, $74.3 million, and $49.6 million for the years ended December 31, 2018, 2017, and 2016, respectively. Our tax rate of 12% for the year ended December 31, 2018 differed from the U.S. federal statutory tax rate of 21% due primarily to the level of profit or losses in domestic and foreign jurisdictions, research and development tax credits, state income taxes, adjustments to valuation allowances, settlement of tax audits, and uncertain tax positions, among other items. Our tax rates of 55%, and 59% for the years ended December 31, 2017, and 2016 differed from the 35% U.S. federal statutory tax rate due to the level of profit or losses in domestic and foreign jurisdictions, new or revised tax legislation and accounting pronouncements, tax credits (including research and development and foreign tax), state income taxes, adjustments to valuation allowances, settlement of tax audits, and uncertain tax positions, among other items.

The tax provision for the year ended December 31, 2017 was significantly impacted by the inclusion of $30.4 million of expense for the provisional determination of the impact to our deferred tax positions of the Tax Cut and Jobs Act. No material adjustments to these provisional amounts were recognized for the year ended December 31, 2018.

For additional discussion related to income taxes, see Item 8: "Financial Statements and Supplementary Data, Note 11: Income Taxes".

Operating Segment Results

For a description of our operating segments, refer to Item 8: "Financial Statements and Supplementary Data, Note 16: Segment Information". The following tables and discussion highlight significant changes in trends or components of each operating segment:

	Year Ended December 31,
	2018	% Change	2017	% Change	2016
Segment revenues	(in thousands)		(in thousands)		(in thousands)
Device Solutions	$933,365	6%	$882,896	(3)%	$913,521
Networked Solutions	1,224,144	29%	947,384	1%	939,681
Outcomes	218,608	16%	187,917	17%	159,984
Total revenues	$2,376,117	18%	$2,018,197	—%	$2,013,186

	Year Ended December 31,
	2018		2017		2016
	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment gross profit and margin	(in thousands)		(in thousands)		(in thousands)
Device Solutions	$187,254	20.1%	$216,631	24.5%	$232,896	25.5%
Networked Solutions	482,471	39.4%	412,375	43.5%	378,382	40.3%
Outcomes	60,594	27.7%	47,745	25.4%	51,254	32.0%
Total gross profit and margin	$730,319	30.7%	$676,751	33.5%	$662,532	32.9%

	Year Ended December 31,
	2018	% Change	2017	% Change	2016
Segment operating expenses	(in thousands)		(in thousands)		(in thousands)
Device Solutions	$56,266	(1)%	$56,990	4%	$54,735
Networked Solutions	121,692	35%	90,008	3%	87,147
Outcomes	43,960	3%	42,830	22%	35,015
Corporate unallocated	558,093	68%	332,046	(14)%	384,642
Total operating expenses	$780,011	49%	$521,874	(7)%	$561,539

	Year Ended December 31,
	2018		2017		2016
	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment operating income (loss) and operating margin	(in thousands)		(in thousands)		(in thousands)
Device Solutions	$130,988	14.0%	$159,641	18.1%	$178,161	19.5%
Networked Solutions	360,779	29.5%	322,367	34.0%	291,235	31.0%
Outcomes	16,634	7.6%	4,915	2.6%	16,239	10.2%
Corporate unallocated	(558,093)		(332,046)		(384,642)
Total operating income (loss) and operating margin	$(49,692)	(2.1)%	$154,877	7.7%	$100,993	5.0%

Device Solutions:

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Device Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Year Ended December 31,
	2018	2017

	(in thousands)
Device Solutions Segment
Revenues	$933,365	$882,896	$9,775	$40,694	$50,469
Gross profit	187,254	216,631	1,484	(30,861)	(29,377)
Operating expenses	56,266	56,990	866	(1,590)	(724)

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Year Ended December 31,
	2017	2016

	(in thousands)
Device Solutions Segment
Revenues	$882,896	$913,521	$8,847	$(39,472)	$(30,625)
Gross profit	216,631	232,896	(356)	(15,909)	(16,265)
Operating expenses	56,990	54,735	531	1,724	2,255

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues - 2018 vs. 2017
Revenues increased by $50.5 million in 2018, or 6%, compared with 2017. This was a result of an increased meter deployment in EMEA and increased product sales in Latin America. The improvements were partially offset by a decline in product sales in North America.

Revenues - 2017 vs. 2016
Revenues decreased by $30.6 million in 2017, or 3%, compared with 2016. This was a result of completion of various contracts in North America and EMEA partly offset by increased product revenue in EMEA.

Gross Margin - 2018 vs. 2017
Gross margin was 20.1% in 2018, compared with 24.5% in 2017. The 440 basis point deterioration compared with the prior year was due to unfavorable product mix, supply chain transition inefficiencies, increased component costs, as well as higher warranty charges in 2018.

Gross Margin - 2017 vs. 2016
Gross margin was 24.5% in 2017, compared with 25.5% in 2016. The 100 basis point deterioration over the prior year was primarily the result of unfavorable product mix.

Operating Expenses - 2018 vs. 2017
Operating expenses decreased $0.7 million, or 1%. The decrease was primarily due to lower product development expense.

Operating Expenses - 2017 vs. 2016
Operating expenses increased by $2.3 million, or 4%. The increase was primarily due to higher product marketing expense partially offset by lower product development expense.

Networked Solutions:

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Networked Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Year Ended December 31,
	2018	2017

	(in thousands)
Networked Solutions Segment
Revenues	$1,224,144	$947,384	$5,003	$271,757	$276,760
Gross profit	482,471	412,375	3,820	66,276	70,096
Operating expenses	121,692	90,008	68	31,616	31,684

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Year Ended December 31,
	2017	2016

	(in thousands)
Networked Solutions Segment
Revenues	$947,384	$939,681	$3,558	$4,145	$7,703
Gross profit	412,375	378,382	1,611	32,382	33,993
Operating expenses	90,008	87,147	(5)	2,866	2,861

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues - 2018 vs. 2017
Revenues increased by $276.8 million, or 29%, in 2018 compared with 2017. This increase in revenues was primarily related to the acquisition of SSNI, partially offset by decrease in product revenue due to completion of significant projects in the prior year.

Revenues - 2017 vs. 2016
Revenues increased by $7.7 million, or 1%, in 2017 compared with 2016. This increase in revenue was primarily driven by increase in smart metering revenues in North America, partially offset by the completion of significant projects in the prior year.

Gross Margin - 2018 vs. 2017
Gross margin was 39.4% in 2018, compared with 43.5% in 2017. The decrease of 410 basis points was driven by unfavorable product mix, as well as higher warranty expenses in 2018 due to the insurance recovery received in 2017.

Gross Margin - 2017 vs. 2016
Gross margin was 43.5% in 2017, compared with 40.3% in 2016. The increase of 320 basis points was primarily driven by favorable product mix as well as lower warranty expenses due to the insurance recovery received in 2017.

Operating Expenses - 2018 vs. 2017
Operating expenses increased by $31.7 million, or 35%, in 2018. The increase was primarily due to higher product development expenses due to our acquisition of SSNI in 2018.

Operating Expenses - 2017 vs. 2016
Operating expenses increased by $2.9 million, or 3% in 2017. The increase in product marketing and product development was related to variable compensation and professional service expenses.

Outcomes:

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Outcomes segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Year Ended December 31,
	2018	2017

	(in thousands)
Outcomes Segment
Revenues	$218,608	$187,917	$1,109	$29,582	$30,691
Gross profit	60,594	47,745	755	12,094	12,849
Operating expenses	43,960	42,830	148	982	1,130

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Year Ended December 31,
	2017	2016

	(in thousands)
Outcomes Segment
Revenues	$187,917	$159,984	$(766)	$28,699	$27,933
Gross profit	47,745	51,254	(865)	(2,644)	(3,509)
Operating expenses	42,830	35,015	(26)	7,841	7,815

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues - 2018 vs. 2017
Revenues increased $30.7 million, or 16%, in 2018. This increase was primarily due to the acquisition of SSNI and a full year of revenue incurred from the acquisition of Peak Holding Corp. (Comverge). This increase was partially offset by decrease in service revenue in EMEA and North America.

Revenues - 2017 vs. 2016
Revenues increased $27.9 million, or 17%, in 2017. This was the result of increased revenue in North America due to the Comverge acquisition. This was partially offset by decline in service revenues in EMEA.

Gross Margin - 2018 vs. 2017
Gross margin increased to 27.7% in 2018, compared with 25.4% in 2017. The 230 basis point increase was driven by the acquisition of SSNI and partially offset by lower margin services in EMEA and North America.

Gross Margin - 2017 vs. 2016
Gross margin decreased to 25.4% in 2017, compared with 32.0% in 2016. The 660 basis point decrease was driven by an increase in investment spending within managed services to support growth initiatives and a decline in services in EMEA.

Operating Expenses - 2018 vs. 2017
Operating expenses increased $1.1 million, or 3%, in 2018. The increase was due to higher product development expense.

Operating Expenses - 2017 vs. 2016
Operating expenses increased by $7.8 million, or 22% in 2017. The increase was primarily due to higher product marketing and product development expense related to the Comverge acquisition.

Corporate unallocated:

Operating expenses not directly associated with an operating segment are classified as "Corporate unallocated." These expenses increased $226.0 million, or 68%, in 2018 as compared with 2017. The increase was primarily due to higher acquisition and integration expense related to the SSNI acquisition of $74.8 million and restructuring expense for the 2018 Projects of $78.1 million. In addition, as a result of the SSNI acquisition, amortization of intangible assets increased by $50.9 million, as well as higher sales, general and administrative expenses. These increases were partially offset by lower variable compensation expense.

Corporate unallocated expenses decreased $52.6 million, or 14%, in 2017 as compared with 2016. The decrease was primarily in lower restructuring expense for the 2016 Projects of $42.7 million and professional fees associated with audit, accounting, and legal services, partially offset by an increase in acquisition and integration related expenses of $17.3 million.

Financial Condition

Cash Flow Information:

	Year Ended December 31,
	2018	2017	2016

	(in thousands)
Operating activities	$109,755	$191,354	$115,842
Investing activities	(862,658)	(148,179)	(47,528)
Financing activities	395,821	301,959	(63,023)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(7,925)	8,636	(2,744)
(Decrease) increase in cash, cash equivalents, and restricted cash	$(365,007)	$353,770	$2,547

Cash, cash equivalents, and restricted cash at December 31, 2018 were $122.3 million, compared with $487.3 million at December 31, 2017. The $365.0 million decrease in cash, cash equivalents, and restricted cash was primarily the result of investing activities related to our acquisition of SSNI and a decrease in cash flows provided by operating activities, due to SSNI acquisition and integration, and restructuring costs, partially offset by increased net proceeds from borrowings associated with financing the acquisition of SSNI of $109.6 million.

Cash, cash equivalents, and restricted cash at December 31, 2017 were $487.3 million compared with $133.6 million at December 31, 2016. The $353.8 million increase in cash, cash equivalents, and restricted cash was primarily the result of our net financing activities in anticipation of our acquisitions of SSNI, as well as an increase in cash flow provided by operating activities. The overall increase was partially offset by the acquisition of Comverge in 2017.

Operating activities
Net cash provided by operating activities in 2018 was $81.6 million lower than in 2017. This decrease was primarily due to a reduction in net income (loss) adjusted for non-cash items and changes in operating asset and liabilities. Net loss for the year ended December 31, 2018 includes $91.9 million of acquisition and integration related expenses, the majority of which were paid in cash. In addition, cash provided from accounts payable decreased $48.9 million primarily due to the timing of payments in 2017. While warranty liabilities increased $25.6 million in 2018, cash paid for claims activity was lower compared with 2017, resulting in a $31.4 million decrease in use of cash.

Net cash provided by operating activities in 2017 was $75.5 million higher than 2016. This increase was due to an improvement in net income adjusted for non-cash items and changes in operating asset and liabilities. Favorable adjustments include a $115.8 million reduction in cash used for accounts payable, other current liabilities, and taxes payable primarily due to the timing of payments and a litigation payment made during the year ended December 31, 2016. Unfavorable adjustments include a $38.6 million increase in use of cash to purchase inventory, primarily related to our strategic sourcing projects and related manufacturing and supplier transitions during the year ended December 31, 2017.

Investing activities
Net cash used in investing activities in 2018 was $714.5 million higher than in 2017. This increased use of cash was primarily related to our acquisition of SSNI during the year ended December 31, 2018, partially offset by reduction of cash used for the Comverge acquisition.

Net cash used in investing activities in 2017 was $100.7 million higher than in 2016. This increase use of cash was primarily related to our acquisition of Comverge during the year ended December 31, 2017.

Financing activities
Net cash provided by financing activities in 2018 was $93.9 million higher than in 2017. The increase in cash provided by financing activities was primarily caused by $778.9 million of proceeds from borrowings utilized for the acquisition of SSNI in 2018. This was partially offset by $363.4 million use of cash for debt repayment, and $24.0 million use of cash for debt issuance costs.

Net cash provided by financing activities in 2017 was $302.0 million, compared with a net use of cash of $63.0 million in 2016. The increase in cash provided by financing activities was primarily caused by the issuance of $300 million of senior notes at the end of 2017 to finance the acquisition of SSNI. In addition, net debt repayments for the year ended December 31, 2016 were $54.9 million greater than in 2017, as cash provided from operating activities in 2017 was retained and used for the acquisitions of Comverge and SSNI.

Effect of exchange rates on cash and cash equivalents
Changes in exchange rates on the cash balances of currencies held in foreign denominations resulted in a decrease of $7.9 million, an increase of $8.6 million, and a decrease of $2.7 million in 2018, 2017, and 2016, respectively. Our foreign currency exposure relates to non-U.S. dollar denominated balances in our international subsidiary operations, the most significant of which is the Euro.

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

	Year Ended December 31,
	2018	2017	2016

	(in thousands)
Net cash provided by operating activities	$109,755	$191,354	$115,842
Acquisitions of property, plant, and equipment	(59,952)	(49,495)	(43,543)
Free cash flow	$49,803	$141,859	$72,299

Free cash flow fluctuated primarily as a result of changes in cash provided by operating activities. See the cash flow discussion of operating activities above.

Off-balance sheet arrangements:

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at December 31, 2018 and December 31, 2017 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Disclosures about contractual obligations and commitments:

The following table summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2018, as well as an estimate of the timing in which these obligations are expected to be satisfied.

	Total	Less than 1 year	1-3 years	3-5 years	Beyond 5 years

	(in thousands)
Credit facility(1)
USD denominated term loan	$734,259	$55,795	$154,129	$524,335	$—
Multicurrency revolving line of credit	—	—	—	—	—
Senior notes (5)	550,000	20,000	40,000	40,000	450,000
Operating lease obligations(2)	90,059	17,456	26,241	19,659	26,703
Purchase and service commitments(3)	319,791	306,287	13,220	284	—
Other long-term liabilities reflected on the balance sheet under generally accepted accounting principles(4)	129,913	—	88,786	11,663	29,464
Total	$1,824,022	$399,538	$322,376	$595,941	$506,167

(1)	Borrowings are disclosed within Item 8: "Financial Statements and Supplementary Data, Note 6: Debt".

(2)
Operating lease obligations are disclosed in Item 8: "Financial Statements and Supplementary Data, Note 12: Commitments and Contingencies" and do not include common area maintenance charges, real estate taxes, and insurance charges for which we are obligated.

(3)
We enter into standard purchase orders in the ordinary course of business that typically obligate us to purchase materials and other items. Purchase orders can include open-ended agreements that provide for estimated quantities over an extended shipment period, typically up to one year at an established unit cost. Our long-term executory purchase agreements that contain termination clauses have been classified as less than one year, as the commitments are the estimated amounts we would be required to pay at December 31, 2018 if the commitments were canceled.

(4)
Other long-term liabilities consist of warranty obligations, estimated pension benefit payments, and other obligations. Estimated pension benefit payments include amounts from 2019-2027. Long-term unrecognized tax benefits totaling $18.6 million (net of pre-payments), which include accrued interest and penalties, are not included in the above contractual obligations and commitments table as we cannot reliably estimate the period of cash settlement with the respective taxing authorities. Additionally, because the amount and timing of the future cash outflows are uncertain, unearned revenue totaling $35.3 million, which includes unearned revenue related to extended warranty guarantees, is not included in the table. For further information on defined benefit pension plans, income taxes, warranty obligations, and unearned revenue for extended warranties, see Item 8: "Financial Statements and Supplementary Data, Note 8: Defined Benefit Pension Plans, Note 11: Income Taxes, Note 12: Commitments and Contingencies, and Note 18: Revenues," respectively.

(5)	Amount includes principal and interest.

Liquidity and Capital Resources:

Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments of debt. Working capital, which represents current assets less current liabilities, was $243.4 million at December 31, 2018.

Borrowings
On January 5, 2018, we entered into a credit agreement providing for committed credit facilities in the amount of $1.2 billion U.S. dollars (the 2018 credit facility) which amended and restated in its entirety our credit agreement dated June 23, 2015 and replaced committed facilities in the amount of $725 million. The 2018 credit facility consists of a $650 million U.S. dollar term loan (the term loan) and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million standby letter of credit sub-facility and a $50 million swingline sub-facility. At December 31, 2018, no amount was outstanding under the 2018 credit facility revolver, and $41 million was utilized by outstanding standby letters of credit, resulting in $459 million available for additional borrowings or standby letters of credit. At December 31, 2018, $259 million was available for additional standby letters of credit under the letter of credit sub-facility and no amounts were outstanding under the swingline sub-facility. Both the term loan and the revolver mature on January 5, 2023 and can be repaid without penalty. Amounts repaid on the term loan may not be reborrowed and amounts borrowed under the revolver may be repaid and reborrowed until the revolver's maturity, at which time all outstanding loans together with all accrued and unpaid interest must be repaid.

For further description of our borrowings, refer to Item 8: "Financial Statements and Supplementary Data, Note 6: Debt". For a description of our letters of credit and performance bonds, and the amounts available for additional borrowings or letters of credit under our lines of credit, including the revolver that is part of our credit facility, refer to Item 8: "Financial Statements and Supplementary Data, Note 12: Commitments and Contingencies".

Silver Spring Networks, Inc. Acquisition
As part of the acquisition of SSNI, we announced an integration plan to obtain approximately $50 million of annualized savings by the end of 2020. We have recognized $91.9 million of the acquisition and integration related expenses for the year ended December 31, 2018, of which $9.6 million was accrued as a current liability within wages and benefits payable and $3.1 million as a noncurrent liability within other long-term obligations. We also expect to recognize an additional $15 million to $25 million of expenses in future periods, of which approximately 95% will be cash outlays. The majority of the additional expenses are expected to be recognized over the next 12 months.

Restructuring
As of December 31, 2018, $75.6 million was accrued for the restructuring projects, of which $36.0 million is expected to be paid over the next 12 months. We also expect to recognize approximately $22 million in future restructuring costs, which will result in cash expenditures.

For further details regarding our restructuring activities, refer to Item 8: "Financial Statements and Supplementary Data, Note 13: Restructuring".

Income Tax
Our tax provision as a percentage of income before tax typically differs from the U.S. federal statutory rate of 21%. Changes in our actual tax rate are subject to several factors, including fluctuations in operating results, new or revised tax legislation and accounting pronouncements, changes in the level of business in domestic and foreign jurisdictions, research and development tax credits, state income taxes, adjustments to valuation allowances, settlement of tax audits, and uncertain tax positions, among other items. Changes in tax laws, valuation allowances, and unanticipated tax liabilities could significantly impact our tax rate.

Our cash income tax payments were as follows:

	Year Ended December 31,
	2018	2017	2016

	(in thousands)
U.S. federal taxes paid	$1,339	$17,500	$9,000
State income taxes paid	1,534	4,636	4,526
Foreign and local income taxes paid	10,898	6,833	10,761
Total income taxes paid	$13,771	$28,969	$24,287

Based on current projections, we expect to pay, net of refunds, approximately $15 million in foreign and local income taxes in 2019. We do not expect to pay any U.S. federal or state taxes.

As of December 31, 2018, there was $35.6 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. As a result of recent changes in U.S. tax legislation, any repatriation in the future would not result in U.S. federal income tax. Accordingly, there is no provision for U.S. deferred taxes on this cash. If this cash were repatriated to fund U.S. operations, additional withholding tax costs may be incurred. Tax is only one of many factors that we consider in the management of global cash. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

Other Liquidity Considerations
Among our consolidated international subsidiaries, we have joint venture partners who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc., we consolidate them because we have a greater than 50% ownership interest and/or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities which is attributable to the minority shareholders. At December 31, 2018, $10.5 million of our consolidated cash balance is held in our joint venture entities. As a result, the minority shareholders of these entities have rights to their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from these entities.

At December 31, 2018, we have accrued $4.9 million of bonus and profit sharing plans expense for the expected achievement of financial and nonfinancial targets, which we expect to pay in cash during the first quarter of 2019.

General Liquidity Overview
We expect to grow through a combination of internal new product development, licensing technology from and to others, distribution agreements, partnering arrangements, and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings, or the sale of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the next 12 months and into the foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the electricity, gas, and water industries, competitive pressures, our dependence on certain key vendors and components, changes in estimated liabilities for product warranties and/or litigation, future business combinations, capital market fluctuations, international risks, and other factors described under Item 1A: "Risk Factors," as well as Item 7A: "Quantitative and Qualitative Disclosures About Market Risk".

Contingencies

Refer to Item 8: "Financial Statements and Supplementary Data, Note 12: Commitments and Contingencies".

Critical Accounting Estimates and Policies
Our consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Critical accounting policies for us include revenue recognition, warranty, restructuring, income taxes, business combinations, goodwill and intangible assets, defined benefit pension plans, contingencies, and stock-based compensation. Refer to Item 8: "Financial Statements and Supplementary Data, Note 1: Summary of Significant Accounting Policies" for further disclosures regarding accounting policies and new accounting pronouncements.
Revenue Recognition
Many of our revenue arrangements involve multiple performance obligations, which require us to determine the standalone selling price of the promised goods or services underlying each performance obligation and then allocate the total arrangement consideration among the separate performance obligations based on the relative standalone selling price. Revenues for each performance obligation are then recognized upon transfer of control to the customer at a point in time as products are shipped or received by a customer, or over time as services are delivered. The majority of our revenue is recognized at a point in time when products are shipped to or received by a customer.
Professional services, which include implementation, project management, installation, and consulting services are recognized over time. We measure progress towards satisfying these performance obligations using input methods, most commonly based on the costs incurred in relation to the total expected costs to provide the service. The estimate of expected costs to provide services requires judgment. Cost estimates take into consideration past history and the specific scope requested by the customer and are updated quarterly. Other variables impacting our estimate of costs to complete include length of time to complete, changes in wages, subcontractor performance, supplier information, and business volume assumptions. Changes in underlying assumptions and estimates may adversely or favorably affect financial performance.
If we estimate that the completion of a performance obligation will result in a loss, then the loss is recognized in the period in which the loss becomes evident. We reevaluate the estimated loss through the completion of the performance obligation and adjust the estimated loss for changes in facts and circumstances.
Many of our contracts with customers include variable consideration, which can include liquidated damage provisions, rebates and volume and early payment discounts, or software licenses sold where the amount of consideration is dependent on the number of endpoints deployed. We estimate variable consideration using the expected value method, taking into consideration contract terms, historical customer behavior and historical sales. Some of our contracts with customers contain clauses for liquidated damages related to the timing of delivery or milestone accomplishments, which could become material in an event of failure to meet the contractual deadlines. At the inception of the arrangement and on an ongoing basis, we evaluate the probability and magnitude of having to pay liquidated damages. In the case of liquidated damages, we also take into consideration progress towards meeting contractual milestones, including whether milestones have not been achieved, specified rates, if applicable, stated in the contract, and history of paying liquidated damages to the customer or similar customers.
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
We allocate consideration to each performance obligation in an arrangement based on its relative standalone selling price. For goods or services where we have observable standalone sales, the observable standalone sales are used to determine the standalone selling price. For the majority of our goods and services, we do not have observable standalone sales. As a result, we estimate the standalone selling price using either the adjusted market assessment approach or the expected cost plus a margin approach. Approaches used to estimate the standalone selling price for a given good or service will maximize the use of observable inputs and considers several factors, including our pricing practices, costs to provide a good or service, the type of good or service, and availability of other transactional data, among others.
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

Income Taxes
We estimate income tax expense in each of the taxing jurisdictions in which we operate. Changes in our actual tax rate are subject to several factors, including fluctuations in operating results, new or revised tax legislation and accounting pronouncements, changes in the level of business in domestic and foreign jurisdictions, research and development tax credits state income taxes, adjustments to valuation allowances, settlement of tax audits, and uncertain tax positions, among other items. Changes in tax laws, valuation allowances, and unanticipated tax liabilities could significantly impact our tax rate.

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

In evaluating uncertain tax positions, we consider the relative risks and merits of positions taken in tax returns filed and to be filed, considering statutory, judicial, and regulatory guidance applicable to those positions. We make assumptions and judgments about potential outcomes that lie outside management's control. To the extent the tax authorities disagree with our conclusions and depending on the final resolution of those disagreements, our actual tax rate may be materially affected in the period of final settlement with the tax authorities.

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

We estimate the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time utilizing either a cost or income approach. These estimates are subject to variability in future cash flows. Contingent consideration is recognized at fair value as of the date of the acquisition with adjustments occurring after the purchase price allocation period, which could be up to one year, recognized in earnings. Changes to valuation allowances on acquired deferred tax assets that occur after the acquisition date are recognized in the provision for, or benefit from, income taxes. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially between the preliminary allocation and end of the purchase price allocation period. Any changes in these estimates may have a material effect on our consolidated operating results or financial position.

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

Several economic assumptions and actuarial data are used in calculating the expense and obligations related to these plans. The assumptions are updated annually at December 31 and include the discount rate, the expected remaining service life, the expected rate of return on plan assets, and the rate of future compensation increase. The discount rate is a significant assumption used to value our pension benefit obligation. We determine a discount rate for our plans based on the estimated duration of each plan's liabilities. For our euro denominated defined benefit pension plans, which represent 94% of our benefit obligation, we use two discount rates with consideration of the duration of the plans, using a hypothetical yield curve developed from euro-denominated AA-rated corporate bond issues. These bond issues are partially weighted for market value, with minimum amounts outstanding of €500 million for bonds with less than 10 years to maturity and €50 million for bonds with 10 or more years to maturity, and excluding the highest and lowest yielding 10% of bonds within each maturity group. The discount rates used, depending on the duration of the plans, were 1.00% and 1.75%, respectively. The weighted average discount rate used to measure the projected benefit obligation for all of the plans at December 31, 2018 was 2.24%. A change of 25 basis points in the discount rate would change our projected benefit obligation by approximately $5 million. The financial and actuarial assumptions used at December 31, 2018 may differ materially from actual results due to changing market and economic conditions and other factors. These differences could result in a significant change in the amount of pension expense recognized in future periods.

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

Reconciliation of GAAP Measures to Non-GAAP Measures

The tables below reconcile the non-GAAP financial measures of operating expenses, operating income, net income, diluted EPS, adjusted EBITDA, and free cash flow, with the most directly comparable GAAP financial measures.

TOTAL COMPANY RECONCILIATIONS	Year Ended December 31,
	2018	2017	2016

	(in thousands, except per share data)
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$780,011	$521,874	$561,539
Amortization of intangible assets	(71,713)	(20,785)	(25,112)
Restructuring	(77,183)	(6,418)	(49,090)
Acquisition and integration related recovery (expense)	(91,916)	(17,139)	197
Non-GAAP operating expenses	$539,199	$477,532	$487,534

NON-GAAP OPERATING INCOME
GAAP operating income (loss)	$(49,692)	$154,877	$100,993
Amortization of intangible assets	71,713	20,785	25,112
Restructuring	77,183	6,418	49,090
Acquisition and integration related (recovery) expense	91,916	17,139	(197)
Non-GAAP operating income	$191,120	$199,219	$174,998

NON-GAAP NET INCOME & DILUTED EPS
GAAP net income (loss) attributable to Itron, Inc.	$(99,250)	$57,298	$31,770
Amortization of intangible assets	71,713	20,785	25,112
Amortization of debt placement fees	6,869	966	987
Restructuring	77,183	6,418	49,090
Acquisition and integration related (recovery) expense	91,916	17,139	(197)
Tax Cuts and Jobs Act Adjustment	—	30,424	—
Income tax effect of non-GAAP adjustments(1)	(42,700)	(12,544)	(8,478)
Non-GAAP net income attributable to Itron, Inc.	$105,731	$120,486	$98,284

Non-GAAP diluted EPS	$2.65	$3.06	$2.54

Weighted average common shares outstanding - Diluted	39,840	39,387	38,643

ADJUSTED EBITDA
GAAP net income (loss) attributable to Itron, Inc.	$(99,250)	$57,298	$31,770
Interest income	(2,153)	(2,126)	(865)
Interest expense	58,203	13,845	13,521
Income tax (benefit) provision	(12,570)	74,326	49,574
Depreciation and amortization	122,497	63,215	68,318
Restructuring	77,183	6,418	49,090
Acquisition and integration related (recovery) expense	91,916	17,139	(197)
Adjusted EBITDA	$235,826	$230,115	$211,211

FREE CASH FLOW
Net cash provided by operating activities	$109,755	$191,354	$115,842
Acquisitions of property, plant, and equipment	(59,952)	(49,495)	(43,543)
Free Cash Flow	$49,803	$141,859	$72,299

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

Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt instruments. In October 2015, we entered into an interest rate swap, which is effective from August 31, 2016 to June 23, 2020, and converts $214 million of our LIBOR-based debt from a floating LIBOR interest rate to a fixed interest rate of 1.42% (excluding the applicable margin on the debt). The notional balance will amortize to maturity at the same rate as required minimum payments on our term loan. At December 31, 2018, our LIBOR-based debt balance was $637.8 million.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and the weighted average interest rates at December 31, 2018. Weighted average variable rates in the table are based on implied forward rates in the Reuters U.S. dollar yield curve as of December 31, 2018 and our estimated leverage ratio, which determines our additional interest rate margin at December 31, 2018.

	2019	2020	2021	2022	2023	Total	Fair Value

	(in thousands)
Variable Rate Debt
Principal: U.S. dollar term loan	$28,438	$44,688	$60,937	$65,000	$438,750	$637,813	$630,971
Weighted average interest rate	4.54%	4.49%	4.40%	4.43%	4.46%

Principal: Multicurrency revolving line of credit	$—	$—	$—	$—	$—	$—	$—
Weighted average interest rate	4.54%	4.49%	4.40%	4.43%	4.46%

Interest rate swap
Weighted average interest rate (pay) Fixed	1.42%	1.42%
Weighted average interest rate (receive) Floating LIBOR	2.54%	2.49%
Net/Spread	1.12%	1.07%

Interest rate cap
Cap rate	2.00%	2.00%
Weighted average interest rate Floating LIBOR	2.54%	2.49%
Weighted average interest rate (receive)	0.54%	0.49%

Cross currency swap
Weighted average interest rate (pay) Fixed - EURIBOR	1.38%	1.38%	1.38%
Weighted average interest rate (receive) Floating - LIBOR	2.54%	2.49%	2.40%

Based on a sensitivity analysis as of December 31, 2018, we estimate that, if market interest rates average one percentage point higher in 2019 than in the table above, our financial results in 2019 would not be materially impacted.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. As a result, approximately half of our revenues and operating expenses are denominated in foreign currencies, which expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in functional currencies other than the U.S. dollar were 41% of total revenues for the year ended December 31, 2018, compared with 47% for the years ended December 31, 2017 and 2016.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized to other income and expense. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of December 31, 2018, a total of 57 contracts were offsetting our exposures from the Euro, Pound Sterling, New Zealand dollar, Swedish Krona, Hungarian Forint and various other currencies, with notional amounts ranging from $107,000 to $47.5 million. Based on a sensitivity analysis as of December 31, 2018, we estimate that, if foreign currency exchange rates average ten percentage points higher in 2018 for these financial instruments, our financial results in 2018 would not be materially impacted.
In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

ITEM 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Itron, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Itron, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 18 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers in 2018 due to the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers. The Company adopted the new revenue standard on January 1, 2018, using the modified retrospective approach.
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
/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
February 28, 2019

We have served as the Company's auditor since 2016.

ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2018	2017	2016

	(in thousands, except per share data)
Revenues
Product revenues	$2,095,458	$1,813,925	$1,830,070
Service revenues	280,659	204,272	183,116
Total revenues	2,376,117	2,018,197	2,013,186
Cost of revenues
Product cost of revenues	1,476,498	1,204,127	1,236,977
Service cost of revenues	169,300	137,319	113,677
Total cost of revenues	1,645,798	1,341,446	1,350,654
Gross profit	730,319	676,751	662,532

Operating expenses
Sales, general and administrative	423,210	325,264	319,571
Product development	207,905	169,407	167,766
Amortization of intangible assets	71,713	20,785	25,112
Restructuring	77,183	6,418	49,090
Total operating expenses	780,011	521,874	561,539

Operating income (loss)	(49,692)	154,877	100,993
Other income (expense)
Interest income	2,153	2,126	865
Interest expense	(58,203)	(13,845)	(13,521)
Other income (expense), net	(3,409)	(8,583)	(3,710)
Total other income (expense)	(59,459)	(20,302)	(16,366)

Income (loss) before income taxes	(109,151)	134,575	84,627
Income tax benefit (provision)	12,570	(74,326)	(49,574)
Net income (loss)	(96,581)	60,249	35,053
Net income attributable to noncontrolling interests	2,669	2,951	3,283
Net income (loss) attributable to Itron, Inc.	$(99,250)	$57,298	$31,770

Earnings (loss) per common share - Basic	$(2.53)	$1.48	$0.83
Earnings (loss) per common share - Diluted	$(2.53)	$1.45	$0.82

Weighted average common shares outstanding - Basic	39,244	38,655	38,207
Weighted average common shares outstanding - Diluted	39,244	39,387	38,643
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2018	2017	2016

	(in thousands)
Net income (loss)	$(96,581)	$60,249	$35,053

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(28,841)	54,338	(24,977)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	235	923	(275)
Pension benefit obligation adjustment	2,779	3,588	(3,468)
Total other comprehensive income (loss), net of tax	(25,827)	58,849	(28,720)

Total comprehensive income (loss), net of tax	(122,408)	119,098	6,333

Comprehensive income attributable to noncontrolling interest, net of tax	2,669	2,951	3,283

Comprehensive income (loss) attributable to Itron, Inc.	$(125,077)	$116,147	$3,050
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2018	December 31, 2017

	(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$120,221	$176,274
Accounts receivable, net	437,161	398,029
Inventories	220,674	193,835
Other current assets	118,085	81,604
Total current assets	896,141	849,742

Property, plant, and equipment, net	226,551	200,768
Deferred tax assets, net	64,830	49,971
Restricted cash	2,056	311,010
Other long-term assets	45,288	43,666
Intangible assets, net	257,583	95,228
Goodwill	1,116,533	555,762
Total assets	$2,608,982	$2,106,147

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$309,951	$262,166
Other current liabilities	70,136	56,736
Wages and benefits payable	88,603	90,505
Taxes payable	14,753	16,100
Current portion of debt	28,438	19,688
Current portion of warranty	47,205	21,150
Unearned revenue	93,621	41,438
Total current liabilities	652,707	507,783

Long-term debt	988,185	593,572
Long-term warranty	13,238	13,712
Pension benefit obligation	91,522	95,717
Deferred tax liabilities, net	1,543	1,525
Other long-term obligations	127,739	88,206
Total liabilities	1,874,934	1,300,515

Commitments and Contingencies (Note 12)

Equity
Preferred stock, no par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75,000 shares authorized, 39,498 and 38,771 shares issued and outstanding	1,334,364	1,294,767
Accumulated other comprehensive loss, net	(196,305)	(170,478)
Accumulated deficit	(425,396)	(337,873)
Total Itron, Inc. shareholders' equity	712,663	786,416
Noncontrolling interests	21,385	19,216
Total equity	734,048	805,632
Total liabilities and equity	$2,608,982	$2,106,147
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
	Shares	Amount

	(in thousands)
Balances at January 1, 2016	37,906	$1,246,671	$(200,607)	$(441,306)	$604,758	$17,945	$622,703
Net income				31,770	31,770	3,283	35,053
Other comprehensive income (loss), net of tax			(28,720)		(28,720)	—	(28,720)
Distributions to noncontrolling interests						(2,479)	(2,479)
Stock issues and repurchases:
Options exercised	58	2,144			2,144		2,144
Restricted stock awards released	312	—			—		—
Issuance of stock-based compensation awards	21	955			955		955
Employee stock purchase plan	20	747			747		747
Stock-based compensation expense		17,080			17,080		17,080
Employee stock plans income tax deficiencies		2,870			2,870		2,870
Balances at December 31, 2016	38,317	1,270,467	(229,327)	(409,536)	631,604	18,749	650,353

Net income				57,298	57,298	2,951	60,249
Cumulative effect of accounting change (ASU 2016-09)		215		14,365	14,580		14,580
Other comprehensive income (loss), net of tax			58,849		58,849	—	58,849
Distributions to noncontrolling interests						(2,171)	(2,171)
Stock issues and repurchases:
Options exercised	41	1,631			1,631		1,631
Restricted stock awards released	372	—			—		—
Issuance of stock-based compensation awards	10	974			974		974
Employee stock purchase plan	31	1,978			1,978		1,978
Stock-based compensation expense		20,433			20,433		20,433
Repurchase of noncontrolling interest		(906)			(906)	(313)	(1,219)
Registration fee		(25)			(25)		(25)
Balances at December 31, 2017	38,771	1,294,767	(170,478)	(337,873)	786,416	19,216	805,632

Net income (loss)				(99,250)	(99,250)	2,669	(96,581)
Cumulative effect of accounting change (ASU 2014-09 and ASU 2016-16)		—		11,727	11,727		11,727
Other comprehensive income (loss), net of tax			(25,827)		(25,827)	—	(25,827)
Distributions to noncontrolling interests						(500)	(500)
Stock issues and repurchases:
Options exercised	152	5,935			5,935		5,935
Restricted stock awards released	517	—			—		—
Issuance of stock-based compensation awards	10	729			729		729
Employee stock purchase plan	48	2,974			2,974		2,974
Stock-based compensation expense		30,534			30,534		30,534
Registration fee		(22)			(22)		(22)
SSNI acquisition adjustments, net		(553)			(553)		(553)
Balances at December 31, 2018	39,498	$1,334,364	$(196,305)	$(425,396)	$712,663	$21,385	$734,048
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2018	2017	2016

	(in thousands)
Operating activities
Net income (loss)	$(96,581)	$60,249	$35,053
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	122,497	63,215	68,318
Stock-based compensation	31,263	21,407	18,035
Amortization of prepaid debt fees	7,046	1,067	1,076
Deferred taxes, net	(19,130)	50,667	13,790
Restructuring, non-cash	859	(2,297)	7,188
Other adjustments, net	1,452	3,673	4,309
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	15,524	(17,573)	(27,162)
Inventories	(25,613)	(16,242)	22,343
Other current assets	(23,589)	8,112	20,705
Other long-term assets	3,020	11,230	(339)
Accounts payables, other current liabilities, and taxes payable	20,101	78,463	(37,312)
Wages and benefits payable	(9,565)	1,926	7,808
Unearned revenue	27,584	(41,309)	(25,810)
Warranty	20,815	(10,554)	(10,246)
Other operating, net	34,072	(20,680)	18,086
Net cash provided by operating activities	109,755	191,354	115,842

Investing activities
Acquisitions of property, plant, and equipment	(59,952)	(49,495)	(43,543)
Business acquisitions, net of cash equivalents acquired	(803,075)	(99,386)	(951)
Other investing, net	369	702	(3,034)
Net cash used in investing activities	(862,658)	(148,179)	(47,528)

Financing activities
Proceeds from borrowings	778,938	335,000	15,877
Payments on debt	(363,359)	(29,063)	(79,119)
Issuance of common stock	9,171	3,609	2,891
Prepaid debt fees	(24,042)	—	—
Other financing, net	(4,887)	(7,587)	(2,672)
Net cash provided by (used in) financing activities	395,821	301,959	(63,023)

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(7,925)	8,636	(2,744)
(Decrease) increase in cash, cash equivalents, and restricted cash	(365,007)	353,770	2,547
Cash, cash equivalents, and restricted cash at beginning of period	487,335	133,565	131,018
Cash, cash equivalents, and restricted cash at end of period	$122,328	$487,335	$133,565

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$13,771	$28,969	$24,287
Interest	42,347	10,106	9,921
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

In this Annual Report, the terms "we," "us," "our," "Itron," and the "Company" refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977, and are a technology company, offering end-to-end solutions to enhance productivity and efficiency, primarily focused on utilities and municipalities around the globe. Our solutions generally include robust industrial grade networks, smart meters, meter data management software, and knowledge application solutions, which bring additional value to the customer. Our professional services help our customers project-manage, install, implement, operate, and maintain their systems. We operate under the Itron brand worldwide and manage and report under three operating segments: Device Solutions, Networked Solutions, and Outcomes.

Financial Statement Preparation
The consolidated financial statements presented in this Annual Report include the Consolidated Statements of Operations, Comprehensive Income (Loss), Equity, and Cash Flows for the years ended December 31, 2018, 2017, and 2016 and the Consolidated Balance Sheets as of December 31, 2018 and 2017 of Itron, Inc. and its subsidiaries, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

Refer to the updated Revenue Recognition accounting policy described below and "Note 18: Revenues" for additional disclosures regarding our revenues from contracts with customers and the adoption of ASC 606.

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

Restricted Cash and Cash Equivalents
Cash and cash equivalents that are contractually restricted from operating use are classified as restricted cash and cash equivalents. On December 22, 2017, we issued $300 million aggregate principal amount of 5.00% senior unsecured notes due in 2026 (Notes). The proceeds of the Notes plus prepaid interest and a premium for a special mandatory redemption option were deposited into escrow, where the funds remained until all the escrow release conditions were satisfied, specifically the closing of the acquisition of Silver Spring Networks, Inc. (SSNI) on January 5, 2018. We have recognized the balance in escrow as restricted cash in our consolidated financial statements as of December 31, 2017. See "Note 6: Debt" for further details.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2018	2017	2016

	(in thousands)
Cash and cash equivalents	$120,221	$176,274	$133,565
Current restricted cash included in other current assets	51	51	—
Long-term restricted cash	2,056	311,010	—
Total cash, cash equivalents, and restricted cash:	$122,328	$487,335	$133,565

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

Derivatives are not used for trading or speculative purposes. Our derivatives are with credit worthy multinational commercial banks, with whom we have master netting agreements; however, our derivative positions are not recognized on a net basis in the Consolidated Balance Sheets. There are no credit-risk-related contingent features within our derivative instruments. Refer to "Note 7: Derivative Financial Instruments" and "Note 14: Shareholders' Equity" for further disclosures of our derivative instruments and their impact on OCI.

Property, Plant, and Equipment
Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 30 years for buildings and improvements and three years to ten years for machinery and equipment, computers and software, and furniture. Leasehold improvements are capitalized and depreciated over the term of the applicable lease, including renewable periods if reasonably assured, or over the useful lives, whichever is shorter. Construction in process represents capital expenditures incurred for assets not yet placed in service. Costs related to internally developed software and software purchased for internal uses are capitalized and are amortized over the estimated useful lives of the assets. Repair and maintenance costs are recognized as incurred. We have no major planned maintenance activities.

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

We estimate the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time utilizing either a cost or income approach. The determination of the fair value is judgmental in nature and involves the use of significant estimates and assumptions. Contingent consideration is recognized at fair value as of the date of the acquisition with adjustments occurring after the purchase price allocation period, which could be up to one year, recognized in earnings. Changes to valuation allowances on acquired deferred tax assets that occur after the acquisition date are recognized in the provision for, or benefit from, income taxes. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially between the preliminary allocation and end of the purchase price allocation period. Any changes in these estimates may have a material effect on our consolidated operating results or financial position.

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

Goodwill is assigned to our reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics, including the forecasted discounted cash flows associated with each reporting unit. Each reporting unit corresponds with its respective operating segment. We test goodwill for impairment each year as of October 1, or more frequently should a significant impairment indicator occur. As part of the impairment test, we may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit, including goodwill, is less than its carrying amount, or if we elect to bypass the qualitative assessment, we would then proceed with the quantitative impairment test. The impairment test involves comparing the fair values of the reporting units to their carrying amounts. If the carrying amount of the reporting unit's goodwill exceeds the fair value of the reporting unit, an impairment loss is recognized in an amount equal to the excess.

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

Contingencies
A loss contingency is recognized if it is probable that an asset has been impaired, or a liability has been incurred, and the amount of the loss can be reasonably estimated. We evaluate, among other factors, the degree of probability of an unfavorable outcome and our ability to make a reasonable estimate of the amount of the ultimate loss. Loss contingencies that we determine to be reasonably possible, but not probable, are disclosed but not recognized. Changes in these factors and related estimates could materially affect our financial position and results of operations. Legal costs to defend against contingent liabilities are recognized as incurred.

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

Revenue Recognition - ASC 606 (for 2018 results in Consolidated Statements of Operations)
The majority of our revenues consist primarily of hardware sales, but may also include the license of software, software implementation services, cloud services and software-as-a-service (SaaS), project management services, installation services, consulting services, post-sale maintenance support, and extended or noncustomary warranties. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. In determining whether the definition of a contract has been met, we will consider whether the arrangement creates enforceable rights and obligations, which involves evaluation of agreement terms that would allow for the customer to terminate the agreement. If the customer has the unilateral right to terminate the agreement without providing further consideration to us, the agreement would not be considered to meet the definition of a contract.

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

Hardware revenue is recognized at a point in time. Transfer of control is typically at the time of shipment, receipt by the customer, or, if applicable, upon receipt of customer acceptance provisions. We will recognize revenue prior to receipt of customer acceptance for hardware in cases where the customer acceptance provision is determined to be a formality. Transfer of control would not occur until receipt of customer acceptance in hardware arrangements where such provisions are subjective or where we do not have history of meeting the acceptance criteria.

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

Revenue Recognition - ASC 605 (for 2016 and 2017 results in Consolidated Statements of Operations)
Revenues consist primarily of hardware sales, software license fees, software implementation, project management services, installation, consulting, and post-sale maintenance support. Revenues are recognized when (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the sales price is fixed or determinable, and (4) collectability is reasonably assured.

Many of our revenue arrangements involve multiple deliverables, which combine two or more of the following: hardware, meter reading system software, installation, and/or project management services. Separate contracts entered into with the same customer that meet certain criteria such as those that are entered into at or near the same time are evaluated as one single arrangement for purposes of applying multiple element arrangement revenue recognition. Revenue arrangements with multiple deliverables are divided into separate units of accounting at the inception of the arrangement and as each item in the arrangement is delivered. If the delivered item(s) has value to the customer on a standalone basis and delivery/performance of the undelivered item(s) is probable the total arrangement consideration is allocated among the separate units of accounting based on their relative fair values and the applicable revenue recognition criteria are then considered for each unit of accounting. The amount allocable to a delivered item is limited to the amount that we are entitled to collect and that is not contingent upon the delivery/performance of additional items. Revenues for each deliverable are then recognized based on the type of deliverable, such as (1) when the products are shipped, (2) services are delivered, (3) percentage-of-completion for implementation services, (4) upon receipt of customer acceptance, or 5) transfer of title and risk of loss. The majority of our revenue is recognized when products are shipped to or received by a customer or when services are provided.

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

Product and Software Development Costs
Product and software development costs primarily include employee compensation and third-party contracting fees. We do not capitalize product development costs, and we do not generally capitalize development expenses for computer software to be sold, leased, or otherwise marketed as the costs incurred are immaterial for the relatively short period of time between technological feasibility and the completion of software development.

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

Excess tax benefits and deficiencies resulting from employee share-based payment are recognized as income tax provision or benefit in the Consolidated Statements of Operations, and as an operating activity on the Consolidated Statements of Cash Flows.

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

Foreign Exchange
Our consolidated financial statements are reported in U.S. dollars. Assets and liabilities of international subsidiaries with non-U.S. dollar functional currencies are translated to U.S. dollars at the exchange rates in effect on the balance sheet date, or the last business day of the period, if applicable. Revenues and expenses for each subsidiary are translated to U.S. dollars using a weighted average rate for the relevant reporting period. Translation adjustments resulting from this process are included, net of tax, in OCI. Gains and losses that arise from exchange rate fluctuations for monetary asset and liability balances that are not denominated in an entity's functional currency are included within other income (expense), net in the Consolidated Statements of Operations. Currency gains and losses of intercompany balances deemed to be long-term in nature or designated as a hedge of the net investment in international subsidiaries are included, net of tax, in OCI. Foreign currency losses, net of hedging, of $3.0 million, $5.1 million, and $0.3 million were included in other expenses, net, for the years ended December 31, 2018, 2017 and 2016, respectively.

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

New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) (ASU 2016-02), which requires substantially all leases be recognized by lessees on their balance sheet as a right-of-

use asset and corresponding lease liability, including leases currently accounted for as operating leases. The new standard also will result in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The standard requires modified retrospective adoption and will be effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases (ASU 2018-10), to clarify, improve, and correct various aspects of ASU 2016-02, and also issued ASU 2018-11, Targeted Improvements to Topic 842, Leases (ASU 2018-11), to simplify transition requirements and, for lessors, provide a practical expedient for the separation of nonlease components from lease components. The effective date and transition requirements in ASU 2018-10 and ASU 2018-11 are the same as the effective date and transition requirements of ASU 2016-02. We currently believe the most significant impact relates to our real estate leases and the increased financial statement disclosures, with an increase to both total assets and total liabilities between $65 million and $85 million.

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

In October 2016, the FASB issued ASU 2016-16, Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory (Topic 740) (ASU 2016-16), which removes the prohibition in ASC 740 against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. Under ASU 2016-16, the selling entity is required to recognize a current tax expense or benefit upon transfer of the asset. Similarly, the purchasing entity is required to recognize a deferred tax asset or deferred tax liability, as well as the related deferred tax benefit or expense, upon receipt of the asset. The resulting deferred tax asset or deferred tax liability is measured by computing the difference between the tax basis of the asset in the buyer's jurisdiction and its financial reporting carrying value in the consolidated financial statements and multiplying such difference by the enacted tax rate in the buyer's jurisdiction. ASU 2016-16 is effective for fiscal years beginning after December 15, 2017 with early adoption permitted. We adopted this standard effective January 1, 2018 using the modified retrospective transition method, recognizing a $0.8 million one-time decrease to accumulated deficit.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (ASU 2017-07), which provides additional guidance on the presentation of net benefit costs in the income statement. ASU 2017-07 requires an employer to disaggregate the service cost component from the other components of net benefit cost and to disclose other components outside of a subtotal of income from operations. It also allows only the service cost component of net benefit costs to be eligible for capitalization. ASU 2017-07 is effective for fiscal years beginning after December 15, 2017 with early adoption permitted.

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

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, which amends and simplifies existing guidance in order to allow companies to more accurately present the economic effects of risk management activities in the financial statements. This update expands and refines hedge accounting for both nonfinancial and financial risk components and aligns the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Additionally, the amendments in ASU 2017-12 provide new guidance about income statement classification and eliminates the requirement to separately measure and report hedge ineffectiveness. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We adopted this standard on April 1, 2018 and it did not materially impact our consolidated results of operations, financial position, cash flows, or related financial statement disclosures. In October 2018 the FASB issued ASU 2018-16, Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes and is effective for Itron for the first quarter of 2019. This update establishes OIS rates based on SOFR as an approved benchmark interest rate in addition to existing rates such as the LIBOR swap rate.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13) which amends the disclosure requirements under ASC 820, Fair Value Measurements. ASU 2018-13 is effective for us beginning with our interim financial reports for the first quarter of 2020.

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework—Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14) which amends the disclosure requirements under ASC 715-20, Compensation—Retirement Benefits—Defined Benefit Plans. ASU 2018-14 is effective for our financial reporting in 2020. We are currently evaluating the impact this standard will have on our financial statement disclosures for our defined benefit plan.

Note 2:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (EPS):

	Year Ended December 31,
	2018	2017	2016

	(in thousands, except per share data)
Net income (loss) available to common shareholders	$(99,250)	$57,298	$31,770

Weighted average common shares outstanding - Basic	39,244	38,655	38,207
Dilutive effect of stock-based awards	—	732	436
Weighted average common shares outstanding - Diluted	39,244	39,387	38,643

Earnings (loss) per common share - Basic	$(2.53)	$1.48	$0.83
Earnings (loss) per common share - Diluted	$(2.53)	$1.45	$0.82

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase our common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise and future compensation cost associated with the stock award. Approximately
1.1 million, 0.2 million, and 0.7 million shares related to stock-based awards were excluded from the calculation of diluted EPS for the years ended December 31, 2018, 2017, and 2016, respectively, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Note 3:    Certain Balance Sheet Components

Accounts receivable, net	December 31, 2018	December 31, 2017

	(in thousands)
Trade receivables (net of allowance of $6,331 and $3,957)	$416,503	$369,047
Unbilled receivables	20,658	28,982
Total accounts receivable, net	$437,161	$398,029

Allowance for doubtful account activity	Year Ended December 31,
	2018	2017	2016

	(in thousands)
Beginning balance	$3,957	$3,320	$5,949
Provision for doubtful accounts, net	3,874	1,656	60
Accounts written-off	(1,281)	(1,351)	(2,422)
Effects of change in exchange rates	(219)	332	(267)
Ending balance	$6,331	$3,957	$3,320

Inventories	December 31, 2018	December 31, 2017

	(in thousands)
Materials	$133,398	$126,656
Work in process	9,744	9,863
Finished goods	77,532	57,316
Total inventories	$220,674	$193,835

Property, plant, and equipment, net	December 31, 2018	December 31, 2017

	(in thousands)
Machinery and equipment	$315,974	$310,753
Computers and software	104,290	104,384
Buildings, furniture, and improvements	146,071	135,566
Land	14,980	18,433
Construction in progress, including purchased equipment	49,682	39,946
Total cost	630,997	609,082
Accumulated depreciation	(404,446)	(408,314)
Property, plant, and equipment, net	$226,551	$200,768

Depreciation expense	Year Ended December 31,
	2018	2017	2016

	(in thousands)
Depreciation expense	$50,784	$42,430	$43,206

Note 4:    Intangible Assets and Liabilities

The gross carrying amount and accumulated amortization (accretion) of our intangible assets and liabilities, other than goodwill, are as follows:

	December 31, 2018			December 31, 2017
	Gross Assets	Accumulated (Amortization) Accretion	Net	Gross Assets	Accumulated (Amortization) Accretion	Net

	(in thousands)
Intangible Assets
Core-developed technology	$507,100	$(429,955)	$77,145	$429,548	$(399,969)	$29,579
Customer contracts and relationships	379,614	(212,538)	167,076	258,586	(197,582)	61,004
Trademarks and trade names	78,746	(69,879)	8,867	70,056	(66,004)	4,052
Other	12,600	(11,205)	1,395	11,661	(11,068)	593
Total intangible assets subject to amortization	978,060	(723,577)	254,483	769,851	(674,623)	95,228
In-process research and development	3,100		3,100	—		—
Total intangible assets	$981,160	$(723,577)	$257,583	$769,851	$(674,623)	$95,228

Intangible Liabilities
Customer contracts and relationships	$(23,900)	$5,217	$(18,683)	$—	$—	$—

A summary of the intangible assets and liabilities account activity is as follows:

	Year Ended December 31,
	2018	2017

	(in thousands)
Beginning balance, intangible assets, gross	$769,851	$669,896
Intangible assets acquired	242,039	36,500
Effect of change in exchange rates	(30,730)	63,455
Ending balance, intangible assets, gross	$981,160	$769,851

Beginning balance, intangible liabilities, gross	$—	$—
Intangible liabilities acquired	(23,900)	—
Effect of change in exchange rates	—	—
Ending balance, intangible liabilities, gross	$(23,900)	$—

On January 5, 2018, we completed our acquisition of SSNI by purchasing 100% of the voting stock. Intangible assets acquired in 2018 are primarily based on the purchase price allocation relating to this acquisition. Acquired intangible assets include in-process research and development IPR&D, which is not amortized until such time as the associated development projects are completed. Of these projects, $11.3 million were completed during the twelve months ended December 31, 2018 and are included in core-developed technology. The remaining IPR&D is expected to be completed in the next year. Acquired intangible liabilities reflect the present value of the projected cash outflows for an existing contract where remaining costs are expected to exceed projected revenues. Refer to "Note 17: Business Combinations" for additional information regarding this acquisition.

A summary of intangible asset amortization expense is as follows:

	Year Ended December 31,
	2018	2017	2016

	(in thousands)
Amortization expense	$71,713	$20,785	$25,112

We recognized net amortization of intangible assets for the year ended December 31, 2018, 2017 and 2016, respectively within operating expenses in the Consolidated Statements of Operations. These expenses relate to intangible assets and liabilities acquired as part of a business combination.

Estimated future annual amortization (accretion) is as follows:

Year Ending December 31,	Amortization	Accretion	Estimated Annual Amortization, net

	(in thousands)
2019	$72,512	$(8,233)	$64,279
2020	52,591	(8,028)	44,563
2021	37,124	(1,963)	35,161
2022	26,950	(459)	26,491
2023	19,363	—	19,363
Beyond 2023	45,943	—	45,943
Total intangible assets subject to amortization	$254,483	$(18,683)	$235,800

Note 5:    Goodwill

The following table reflects changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017:

(in thousands)
Goodwill balance at January 1, 2017	$452,494

Goodwill acquired	59,675
Effect of change in exchange rates	43,593

Goodwill balance at December 31, 2017	555,762

Goodwill acquired	575,750
Effect of change in exchange rates	(14,979)

Goodwill balance at December 31, 2018	$1,116,533

The accumulated goodwill impairment losses at December 31, 2018 and 2017 were $676.5 million. The goodwill impairment losses were originally recognized in 2011.

Effective October 1, 2018, we reorganized our operating segmentation from Electricity, Gas, Water, and Networks to Device Solutions, Networked Solutions, and Outcomes. A fair value calculation was performed to allocate goodwill from the previous reporting units to the new reporting units, using a relative fair value method. This reorganization was effective at the same date as our regular annual goodwill impairment test date, performed as of October 1. We performed quantitative assessments under both our previous reporting units and our new reporting units. As a result of these assessments, there was no impairment of the carrying value of goodwill.

The following table reflects the changes in goodwill by segment from October 1, 2018, the date of the reorganization of our operating segments:

	Device Solutions	Networked Solutions	Outcomes	Total Company

	(in thousands)
Goodwill balance at October 1, 2018	$55,770	$922,889	$143,236	$1,121,895

Measurement period adjustments to goodwill acquired	—	4,097	863	4,960
Effect of change in exchange rates	(511)	(8,491)	(1,320)	(10,322)

Goodwill balance at December 31, 2018	$55,259	$918,495	$142,779	$1,116,533

Note 6:    Debt

The components of our borrowings are as follows:

	December 31, 2018	December 31, 2017

	(in thousands)
Credit facilities
USD denominated term loan	$637,813	$194,063
Multicurrency revolving line of credit	—	125,414
Senior notes	400,000	300,000
Total debt	1,037,813	619,477
Less: current portion of debt	28,438	19,688
Less: unamortized prepaid debt fees - term loan	4,859	629
Less: unamortized prepaid debt fees - senior notes	16,331	5,588
Long-term debt	$988,185	$593,572

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

The 2018 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, British pounds, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2018 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries, including a pledge of their related assets. This includes a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2018 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2018 credit facility includes debt covenants, which contain certain financial thresholds and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the 2018 credit facility at December 31, 2018.

Under the 2018 credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total leverage ratio as defined in the credit agreement. The applicable rates per annum may be based on either: (1) the LIBOR rate or EURIBOR rate (subject to a floor of 0%), plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 0.50%, or (iii) one month LIBOR plus 1%. At December 31, 2018, the interest rates for both the term loan and the revolver was 4.28%, which includes the LIBOR rate plus a margin of 1.75%.

Total credit facility repayments were as follows:

	Year Ended December 31,
	2018	2017	2016

	(in thousands)
Term loan	$12,187	$14,063	$11,250
Multicurrency revolving line of credit	351,172	15,000	67,869
Total credit facility repayments	$363,359	$29,063	$79,119

At December 31, 2018, no amount was outstanding under the 2018 credit facility revolver, and $41.0 million was utilized by outstanding standby letters of credit, resulting in $459.0 million available for additional borrowings or standby letters of credit. At December 31, 2018, $259.0 million was available for additional standby letters of credit under the letter of credit sub-facility and no amounts were outstanding under the swingline sub-facility.

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

Prior to maturity we may redeem some or all of the Notes, together with accrued and unpaid interest, if any, plus a "make-whole" premium. On or after January 15, 2021, we may redeem some or all of the Notes at any time at declining redemption prices equal to 102.50% beginning on January 15, 2021, 101.25% beginning on January 15, 2022 and 100.00% beginning on January 15, 2023 and thereafter to the applicable redemption date. In addition, before January 15, 2021, and subject to certain conditions, we may redeem up to 35% of the aggregate principal amount of Notes with the net proceeds of certain equity offerings at 105.00% thereof to the date of redemption; provided that (i) at least 65% of the aggregate principal amount of Notes remains outstanding after such redemption and (ii) the redemption occurs within 60 days of the closing of any such equity offering.

Debt Maturities
The amount of required minimum principal payments on our long-term debt in aggregate over the next five years, are as follows:

Year Ending December 31,	Minimum Payments
(in thousands)
2019	$28,438
2020	44,688
2021	60,937
2022	65,000
2023	438,750
Total minimum payments on debt	$637,813

Note 7:    Derivative Financial Instruments

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Refer to "Note 1: Summary of Significant Accounting Policies", "Note 14: Shareholders' Equity", and "Note 15: Fair Values of Financial Instruments" for additional disclosures on our derivative instruments.

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

The fair values of our derivative instruments are as follows:

		Fair Value
	Balance Sheet Location	December 31, 2018	December 31, 2017

Derivatives Asset		(in thousands)

Derivatives designated as hedging instruments under Subtopic ASC 815-20
Interest rate swap contracts	Other current assets	$1,866	$658
Interest rate cap contracts	Other current assets	535	17
Cross currency swap contract	Other current assets	1,631	—
Interest rate swap contracts	Other long-term assets	746	1,712
Interest rate cap contracts	Other long-term assets	251	179
Cross currency swap contract	Other long-term assets	1,339	—
Derivatives not designated as hedging instruments under Subtopic ASC 815-20
Foreign exchange forward contracts	Other current assets	157	41
Interest rate cap contracts	Other current assets	—	25
Interest rate cap contracts	Other long-term assets	—	268
Total asset derivatives		$6,525	$2,900

Derivatives Liabilities

Derivatives not designated as hedging instruments under Subtopic ASC 815-20
Foreign exchange forward contracts	Other current liabilities	$337	$289

The change in AOCI, net of tax, for our derivative and nonderivative instruments designated as hedging instruments, net of tax, were as follows:

	2018	2017	2016

	(in thousands)
Net unrealized loss on hedging instruments at January 1,	$(13,414)	$(14,337)	$(14,062)
Unrealized gain (loss) on derivative instruments	2,586	360	(1,087)
Realized (gains) losses reclassified into net income (loss)	(2,351)	563	812
Net unrealized loss on hedging instruments at December 31,	$(13,179)	$(13,414)	$(14,337)

Reclassification of amounts related to hedging instruments are included in interest expense in the Consolidated Statements of Operations. Included in the net unrealized gain (loss) on hedging instruments at December 31, 2018 and 2017 is a loss of $14.4 million, net of tax, related to our nonderivative net investment hedge, which terminated in 2011. This loss on our net investment hedge will remain in AOCI until such time as earnings are impacted by a sale or liquidation of the associated foreign operation.

A summary of the potential effect of netting arrangements on our financial position related to the offsetting of our recognized derivative assets and liabilities under master netting arrangements or similar agreements is as follows:

Offsetting of Derivative Assets
		Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets Presented in the Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Received	Net Amount

	(in thousands)
December 31, 2018	$6,525	$(103)	$—	$6,422

December 31, 2017	$2,900	$(90)	$—	$2,810

Offsetting of Derivative Liabilities
		Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities Presented in the Consolidated Balance Sheets	Derivative Financial Instruments	Cash Collateral Pledged	Net Amount

	(in thousands)
December 31, 2018	$337	$(103)	$—	$234

December 31, 2017	$289	$(90)	$—	$199

Our derivative assets and liabilities subject to netting arrangements consist of foreign exchange forward and interest rate contracts with five counterparties at December 31, 2018 and three counterparties at December 31, 2017. No derivative asset or liability balance with any of our counterparties was individually significant at December 31, 2018 or 2017. Our derivative contracts with each of these counterparties exist under agreements that provide for the net settlement of all contracts through a single payment in a single currency in the event of default. We have no pledges of cash collateral against our obligations and we have not received pledges of cash collateral from our counterparties under the associated derivative contracts.

Cash Flow Hedges
As a result of our floating rate debt, we are exposed to variability in our cash flows from changes in the applicable interest rate index. We enter into interest rate caps and swaps to reduce the variability of cash flows from increases in the LIBOR based borrowing rates on our floating rate credit facility. These instruments do not protect us from changes to the applicable margin under our credit facility. At December 31, 2018, our LIBOR-based debt balance was $637.8 million.

In October 2015, we entered into an interest rate swap, which is effective from August 31, 2016 to June 23, 2020, and converts $214 million of our LIBOR based debt from a floating LIBOR interest rate to a fixed interest rate of 1.42% (excluding the applicable margin on the debt). The notional balance will amortize to maturity at the same rate as required minimum payments on our term loan. Changes in the fair value of the interest rate swap are recognized as a component of other comprehensive income (OCI) and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as an adjustment to interest expense along with the earnings effect of the hedged item. The amount of net gains (loss) expected to be reclassified into earnings in the next 12 months is $1.9 million.

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

The before-tax effects of our accounting for derivative instruments designated as hedges on the Consolidated Balance Sheets and the Consolidated Statements of Operations were as follows:

Derivatives in Subtopic ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative			Gain (Loss) Reclassified from AOCI into Income
				Location	Amount
	2018	2017	2016		2018	2017	2016

	(in thousands)				(in thousands)
Interest rate swap contracts	$1,306	$768	$(1,163)	Interest expense	$1,065	$(706)	$(1,296)
Interest rate cap contracts	18	(183)	(605)	Interest expense	(439)	(210)	(27)
Cross currency swap contract	1,584	—	—	Interest expense	949	—	—
Cross currency swap contract	—	—	—	Other income (expense), net	932	—	—

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized to other income and expense. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of December 31, 2018, a total of 57 contracts were offsetting our exposures from the Euro, Pound Sterling, New Zealand dollar, Swedish Krona, Hungarian Forint and various other currencies, with notional amounts ranging from $107,000 to $47.5 million.

The effect of our derivative instruments not designated as hedges on the Consolidated Statements of Operations was as follows:

Derivatives Not Designated as Hedging Instrument under Subtopic ASC 815-20	Location	Gain (Loss) Recognized in Income on Derivative
		2018	2017	2016

		(in thousands)
Foreign exchange forward contracts	Other income (expense), net	$3,448	$(6,281)	$537
Interest rate cap contracts	Interest expense	377	(274)	129

We will continue to monitor and assess our interest rate and foreign exchange risk and may institute additional derivative instruments to manage such risk in the future.

Note 8:    Defined Benefit Pension Plans

We sponsor both funded and unfunded defined benefit pension plans offering death and disability, retirement, and special termination benefits for certain of our international employees, primarily in Germany, France, Italy, Indonesia, Brazil, and Spain. The defined benefit obligation is calculated annually by using the projected unit credit method. The measurement date for the pension plans was December 31, 2018.

The following tables set forth the components of the changes in benefit obligations and fair value of plan assets:

	Year Ended December 31,
	2018	2017

	(in thousands)
Change in benefit obligation:
Benefit obligation at January 1,	$110,820	$97,261
Service cost	4,034	3,968
Interest cost	2,324	2,264
Actuarial (gain) loss	(2,497)	(2,351)
Benefits paid	(3,018)	(3,136)
Foreign currency exchange rate changes	(5,110)	13,014
Curtailment	(694)	(858)
Settlement	(413)	(175)
Other	124	833
Benefit obligation at December 31,	$105,570	$110,820

Change in plan assets:
Fair value of plan assets at January 1,	$12,834	$10,215
Actual return on plan assets	(54)	786
Company contributions	465	399
Benefits paid	(392)	(383)
Foreign currency exchange rate changes	(963)	984
Other	—	833
Fair value of plan assets at December 31,	11,890	12,834
Net pension benefit obligation at fair value	$93,680	$97,986

Amounts recognized on the Consolidated Balance Sheets consist of:

	At December 31,
	2018	2017

	(in thousands)
Assets
Plan assets in other long-term assets	$572	$991

Liabilities
Current portion of pension benefit obligation in wages and benefits payable	2,730	3,260
Long-term portion of pension benefit obligation	91,522	95,717

Pension benefit obligation, net	$93,680	$97,986

Amounts recognized in OCI (pre-tax) are as follows:

	Year Ended December 31,
	2018	2017	2016

	(in thousands)
Net actuarial (gain) loss	$(3,191)	$(3,209)	$6,316
Settlement (gain) loss	(1)	2	(1,343)
Curtailment (gain) loss	(1)	586	—
Plan asset (gain) loss	724	(192)	(64)
Amortization of net actuarial loss	(1,533)	(2,308)	(1,351)
Amortization of prior service cost	(61)	(62)	(58)
Other	124	—	4
Other comprehensive (income) loss	$(3,939)	$(5,183)	$3,504

If actuarial gains and losses exceed ten percent of the greater of plan assets or plan liabilities, we amortize them over the employees' average future service period. The estimated net actuarial loss and prior service cost that will be amortized from AOCI into net periodic benefit cost during 2019 is $1.4 million.

Net periodic pension benefit costs for our plans include the following components:

	Year Ended December 31,
	2018	2017	2016

	(in thousands)
Service cost	$4,034	$3,968	$3,472
Interest cost	2,324	2,264	2,573
Expected return on plan assets	(670)	(594)	(540)
Amortization of prior service costs	61	62	58
Amortization of actuarial net loss	1,533	2,308	1,351
Settlement	1	(2)	1,343
Curtailment	1	(586)	—
Other	—	—	(3)
Net periodic benefit cost	$7,284	$7,420	$8,254

The significant actuarial weighted average assumptions used in determining the benefit obligations and net periodic benefit cost for our benefit plans are as follows:

	At and For The Year Ended December 31,
	2018	2017	2016
Actuarial assumptions used to determine benefit obligations at end of period:
Discount rate	2.24%	2.21%	2.18%
Expected annual rate of compensation increase	3.60%	3.64%	3.65%
Actuarial assumptions used to determine net periodic benefit cost for the period:
Discount rate	2.21%	2.18%	2.59%
Expected rate of return on plan assets	5.58%	5.58%	5.29%
Expected annual rate of compensation increase	3.64%	3.65%	3.60%

We determine a discount rate for our plans based on the estimated duration of each plan's liabilities. For our euro denominated defined benefit pension plans, which represent 94% of our benefit obligation, we use two discount rates with consideration of the duration of the plans, using a hypothetical yield curve developed from euro-denominated AA-rated corporate bond issues. These bond issues are partially weighted for market value, with minimum amounts outstanding of €500 million for bonds with less than 10 years to maturity and €50 million for bonds with 10 or more years to maturity, and excluding the highest and lowest yielding 10% of bonds within each maturity group. The discount rates used, depending on the duration of the plans, were 1.00% and 1.75%.

Our expected rate of return on plan assets is derived from a study of actual historic returns achieved and anticipated future long-term performance of plan assets, specific to plan investment asset category. While the study primarily gives consideration to recent insurers' performance and historical returns, the assumption represents a long-term prospective return.

The total accumulated benefit obligation for our defined benefit pension plans was $97.3 million and $101.4 million at December 31, 2018 and 2017, respectively.

The total obligations and fair value of plan assets for plans with projected benefit obligations and accumulated benefit obligations exceeding the fair value of plan assets are as follows:

	At December 31,
	2018	2017

	(in thousands)
Projected benefit obligation	$103,059	$106,486
Accumulated benefit obligation	94,831	97,546
Fair value of plan assets	8,807	7,509

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

The fair values of our plan investments by asset category are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)

	(in thousands)
	December 31, 2018
Cash	$787	$787	$—
Insurance funds	8,020	—	8,020
Other securities	3,083	—	3,083
Total fair value of plan assets	$11,890	$787	$11,103

	December 31, 2017
Cash	$789	$789	$—
Insurance funds	8,384	—	8,384
Other securities	3,661	—	3,661
Total fair value of plan assets	$12,834	$789	$12,045

The following tables present a reconciliation of Level 3 assets held during the years ended December 31, 2018 and 2017.

	Balance at January 1, 2018	Net Realized and Unrealized Gains	Net Purchases, Issuances, Settlements, and Other	Net Transfers Into Level 3	Effect of Foreign Currency	Balance at December 31, 2018

	(in thousands)
Insurance funds	$8,384	$(158)	$141	$—	$(347)	$8,020
Other securities	3,661	123	(141)	—	(560)	3,083
Total	$12,045	$(35)	$—	$—	$(907)	$11,103

	Balance at January 1, 2017	Net Realized and Unrealized Gains	Net Purchases, Issuances, Settlements, and Other	Net Transfers Into Level 3	Effect of Foreign Currency	Balance at December 31, 2017

	(in thousands)
Insurance funds	$7,011	$257	$102	$—	$1,014	$8,384
Other securities	2,421	523	(93)	833	(23)	3,661
Total	$9,432	$780	$9	$833	$991	$12,045

As the plan assets and contributions are not significant to our total company assets, no further disclosures are considered material.

Annual benefit payments for the next 10 years, including amounts to be paid from our assets for unfunded plans and reflecting expected future service, as appropriate, are expected to be paid as follows:

Year Ending December 31,	Estimated Annual Benefit Payments

(in thousands)
2019	$3,522
2020	3,412
2021	3,574
2022	4,051
2023	4,439
2024-2028	27,604

Note 9:    Stock-Based Compensation

We maintain the Second Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan), which allows us to grant stock-based compensation awards, including stock options, restricted stock units, phantom stock, and unrestricted stock units. Under the Stock Incentive Plan, we have 12,623,538 shares of common stock reserved and authorized for issuance subject to stock splits, dividends, and other similar events. At December 31, 2018, 6,473,623 shares were available for grant under the Stock Incentive Plan. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied. These shares are subject to a fungible share provision such that the authorized share reserve is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

As part of the acquisition of SSNI, we reserved and authorized 2,322,371 shares, collectively, of Itron common stock to be issued under the Stock Incentive Plan for certain SSNI common stock awards that were converted to Itron common stock awards on January 5, 2018 (Acquisition Date) pursuant to the Agreement and Plan of Merger or were available for issuance pursuant to future awards under the Silver Spring Networks, Inc. 2012 Equity Incentive Plan (SSNI Plan). New stock-based compensation awards originally from the SSNI Plan may only be made to individuals who were not employees of Itron as of the Acquisition Date. Notwithstanding the foregoing, there is no fungible share provision for shares originally from the SSNI Plan.

We also periodically award phantom stock units, which are settled in cash upon vesting and accounted for as liability-based awards with no impact to the shares available for grant.

In addition, we maintain the ESPP, for which 291,934 shares of common stock were available for future issuance at December 31, 2018.

Unrestricted stock and ESPP activity for the years ended December 31, 2018, 2017, and 2016 was not significant.

Stock-Based Compensation Expense
Total stock-based compensation expense and the related tax benefit were as follows:

	2018	2017	2016

	(in thousands)
Stock options	$3,675	$2,695	$2,357
Restricted stock units	26,859	17,738	14,723
Unrestricted stock awards	729	974	955
Phantom stock units	2,165	1,747	1,077
Total stock-based compensation	$33,428	$23,154	$19,112

Related tax benefit	$6,019	$5,034	$4,927

Stock Options
A summary of our stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2016	1,180	$48.31	5.7	$405

Granted	191	40.40			$13.27
Exercised	(58)	37.00		742
Forfeited	(36)	35.29
Expired	(318)	55.13
Outstanding, December 31, 2016	959	$45.64	6.6	$19,125

Granted	135	$65.94			$21.99
Exercised	(41)	39.92		$1,071
Forfeited	(35)	47.38
Expired	(62)	70.12
Outstanding, December 31, 2017	956	$47.10	6.3	$21,965

Converted upon acquisition	42	$51.86			$14.86
Granted	122	68.21			24.29
Exercised	(152)	38.99		$4,520
Forfeited	(7)	60.03
Expired	(66)	95.31
Outstanding, December 31, 2018	895	$47.93	6.2	$4,806

Exercisable, December 31, 2018	629	$42.30	5.3	$4,417

Expected to vest, December 31, 2018	266	$61.23	8.4	$389

At December 31, 2018, total unrecognized stock-based compensation expense related to unvested stock options was $2.6 million, which is expected to be recognized over a weighted average period of approximately 1.6 years.

The weighted-average assumptions used to estimate the fair value of stock options granted and the resulting weighted average fair value are as follows:

	Year Ended December 31,
	2018	2017	2016
Expected volatility	30.5%	32.5%	33.5%
Risk-free interest rate	2.8%	2.0%	1.3%
Expected term (years)	6.1	5.5	5.5

Restricted Stock Units
The following table summarizes restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	(in thousands)		(in thousands)
Outstanding, January 1, 2016	756

Granted	306	$41.58
Released	(312)		$11,944
Forfeited	(49)
Outstanding, December 31, 2016	701	$38.04

Granted	273	$50.95
Released	(372)		$14,219
Forfeited	(46)
Outstanding, December 31, 2017	556	$47.68

Converted upon acquisition	579	$69.40
Granted	387	57.48
Released	(593)	54.91	$32,567
Forfeited	(112)	67.88
Outstanding, December 31, 2018	817	$59.70

Vested but not released, December 31, 2018	124		$5,867

Expected to vest, December 31, 2018	643		$30,405

At December 31, 2018, total unrecognized compensation expense on restricted stock units was $38.5 million, which is expected to be recognized over a weighted average period of approximately 2.0 years.

The weighted-average assumptions used to estimate the fair value of performance-based restricted stock units granted and the resulting weighted average fair value are as follows:

	Year Ended December 31,
	2018	2017	2016
Expected volatility	28.0%	28.0%	30.0%
Risk-free interest rate	2.2%	1.0%	0.7%
Expected term (years)	2.1	1.7	1.8

Weighted average grant date fair value	$78.56	$77.75	$44.92

Phantom Stock Units
The following table summarizes phantom stock unit activity:

	Number of Phantom Stock Units	Weighted Average Grant Date Fair Value
	(in thousands)
Outstanding, January 1, 2017	62
Granted	32	$65.55
Released	(20)
Forfeited	(11)
Outstanding, December 31, 2017	63

Expected to vest, December 31, 2017	63

Outstanding, January 1, 2018	63	$62.53
Converted upon acquisition	21	69.40
Granted	41	66.67
Released	(35)	54.33
Forfeited	(7)	61.28
Outstanding, December 31, 2018	83	$61.80

Expected to vest, December 31, 2018	83

At December 31, 2018, total unrecognized compensation expense on phantom stock units was $2.5 million, which is expected to be recognized over a weighted average period of approximately 1.9 years. As of December 31, 2018 and 2017, we have recognized a phantom stock liability of $1.5 million and $1.7 million, respectively, within wages and benefits payable in the Consolidated Balance Sheets.
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

	Year Ended December 31,
	2018	2017	2016

	(in thousands)
Defined contribution plans expense	$11,593	$11,709	$7,941

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

	Year Ended December 31,
	2018	2017	2016

	(in thousands)
Bonus and profit sharing plans and award expense	$15,466	$40,005	$43,377

Note 11:    Income Taxes

On December 22, 2017, H.R.1, commonly referred to as the Tax Cuts and Jobs Act (Tax Act) was enacted into law in the United States. This new tax legislation represents one of the most significant overhauls to the U.S. federal tax code since 1986. The Tax Act lowered the U.S. corporate income tax rate from 35% to 21% effective January 1, 2018. The Tax Act also includes numerous provisions, including, but not limited to, (1) imposing a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that had not been previously taxed in the U.S.; (2) creating a new provision designed to tax global intangible low-tax income (GILTI); (3) generally eliminating U.S. federal taxes on dividends from foreign subsidiaries; (4) eliminating the corporate alternative minimum tax (AMT); (5) creating the base erosion anti-abuse tax (BEAT); (6) establishing the deduction for foreign derived intangible income (FDII); (7) repealing the domestic production activity deduction; and (8) establishing new limitations on deductible interest expense and certain executive compensation.

On December 22, 2017, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 118 (SAB 118) which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but is able to determine a reasonable estimate, it must recognize a provisional estimate in the financial statements. Pursuant to SAB 118, we recognized provisional estimates for the impact of the Tax Act in 2017. This included a one-time tax charge of $30.4 million to remeasure our deferred tax assets as a result of these legislative changes. We have completed our accounting for the Tax Act, and we did not make any material adjustments to these provisional amounts for the year ended December 31, 2018.

The following table summarizes the provision (benefit) for U.S. federal, state, and foreign taxes on income from continuing operations:

	Year Ended December 31,
	2018	2017	2016

	(in thousands)
Current:
Federal	$(7,695)	$7,679	$20,490
State and local	(362)	3,841	2,708
Foreign	14,618	12,139	12,586
Total current	6,561	23,659	35,784

Deferred:
Federal	(17,463)	40,340	10,805
State and local	(4,492)	(1,144)	1,160
Foreign	(22,906)	3,480	(24,815)
Total deferred	(44,861)	42,676	(12,850)

Change in valuation allowance	25,730	7,991	26,640
Total provision (benefit) for income taxes	$(12,570)	$74,326	$49,574

The change in the valuation allowance does not include the impacts of currency translation adjustments, acquisitions, or significant intercompany transactions.

Our tax provision (benefit) as a percentage of income before tax was 12%, 55%, and 59% for 2018, 2017, and 2016, respectively. Our actual tax rate differed from the 21% or 35% U.S. federal statutory tax rate due to various items. A reconciliation of income taxes at the U.S. federal statutory rate of 21% for 2018 and 35% for 2017 and 2016 to the consolidated actual tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016

	(in thousands)
Income (loss) before income taxes
Domestic	$(50,463)	$220,342	$196,750
Foreign	(58,688)	(85,767)	(112,123)
Total income before income taxes	$(109,151)	$134,575	$84,627

Expected federal income tax provision	$(22,922)	$47,101	$29,619
Change in valuation allowance	25,730	7,991	26,640
Stock-based compensation	(104)	(1,225)	2,762
Foreign earnings	(15,799)	(22,045)	(12,584)
Tax credits	(10,502)	(777)	(7,471)
Uncertain tax positions, including interest and penalties	7,727	(7,637)	3,817
Change in tax rates	335	41,125	67
State income tax provision (benefit), net of federal effect	(4,524)	4,986	2,806
U.S. tax provision on foreign earnings	25	33	997
Domestic production activities deduction	—	(2,534)	(2,424)
Local foreign taxes	2,540	2,324	2,914
Transaction costs	974	2,643	—
Other, net	3,950	2,341	2,431
Total provision (benefit) from income taxes	$(12,570)	$74,326	$49,574

Change in tax rates line above includes the deferred tax impact of material rate changes in 2017 to the U.S., France, and Luxembourg, among others.

Deferred tax assets and liabilities consist of the following:

	At December 31,
	2018	2017

	(in thousands)
Deferred tax assets
Loss carryforwards(1)	$370,120	$218,420
Tax credits(2)	94,359	58,616
Accrued expenses	43,213	23,752
Pension plan benefits expense	18,086	18,262
Warranty reserves	13,470	11,170
Depreciation and amortization	5,709	5,736
Equity compensation	5,390	5,352
Inventory valuation	1,415	2,554
Deferred revenue	9,062	2,431
Other deferred tax assets, net	11,319	16,606
Total deferred tax assets	572,143	362,899
Valuation allowance	(323,822)	(285,784)
Total deferred tax assets, net of valuation allowance	248,321	77,115

Deferred tax liabilities
Depreciation and amortization	(178,358)	(23,135)
Tax effect of accumulated translation	—	(303)
Other deferred tax liabilities, net	(6,676)	(5,231)
Total deferred tax liabilities	(185,034)	(28,669)
Net deferred tax assets	$63,287	$48,446

(1)
For tax return purposes at December 31, 2018, we had U.S. federal loss carryforwards of $350.7 million which begin to expire in the year 2019. At December 31, 2018, we have net operating loss carryforwards in Luxembourg of $936.7 million, the majority of which can be carried forward indefinitely, offset by a full valuation allowance. The remaining portion of the loss carryforwards are composed primarily of losses in various other state and foreign jurisdictions. The majority of these losses can be carried forward indefinitely. At December 31, 2018, there was a valuation allowance of $323.8 million primarily associated with foreign loss carryforwards and foreign tax credit carryforwards (discussed below).

(2)
For tax return purposes at December 31, 2018, we had: (1) U.S. general business credits of $31.2 million, which begin to expire in 2022; (2) U.S. alternative minimum tax credits of $1.6 million that can be carried forward indefinitely; (3) U.S. foreign tax credits of $50.4 million, which begin to expire in 2024; and (4) state tax credits of $35.1 million, which begin to expire in 2019.

Changes in the valuation allowance for deferred tax assets are summarized as follows:

Description	Balance at Beginning of Period	Other Adjustments	Additions Charged to Costs and Expenses	Balance at End of Period, Noncurrent

	(in thousands)
Year ended December 31, 2018:
Deferred tax assets valuation allowance	$285,784	$12,308	$25,730	$323,822
Year ended December 31, 2017:
Deferred tax assets valuation allowance	$249,560	$28,233	$7,991	$285,784
Year ended December 31, 2016:
Deferred tax assets valuation allowance	$235,339	$(12,419)	$26,640	$249,560

We recognize valuation allowances to reduce deferred tax assets to the extent we believe it is more likely than not that a portion of such assets will not be realized. In making such determinations, we consider all available favorable and unfavorable evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and our ability to carry back losses to prior years. We are required to make assumptions and judgments about potential outcomes that lie outside management's control. Our most sensitive and critical factors are the projection, source, and character of future taxable income. Although realization is not assured, management believes it is more likely than not that deferred tax assets, net of valuation allowance, will be realized. The amount of deferred tax assets considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced or current tax planning strategies are not implemented.

We do not provide U.S. deferred taxes on temporary differences related to our foreign investments that are considered permanent in duration. These temporary differences include undistributed foreign earnings of $5.1 million and $5.2 million at December 31, 2018 and 2017, respectively. Foreign taxes have been provided on these undistributed foreign earnings. As a result of recent changes in U.S. tax legislation, any repatriation of these earnings would not result in additional U.S. federal income tax.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Total
(in thousands)
Unrecognized tax benefits at January 1, 2016	$54,880
Gross increase to positions in prior years	1,164
Gross decrease to positions in prior years	(612)
Gross increases to current period tax positions	5,071
Audit settlements	(1,116)
Decrease related to lapsing of statute of limitations	(860)
Effect of change in exchange rates	(901)
Unrecognized tax benefits at December 31, 2016	$57,626

Gross increase to positions in prior years	3,367
Gross decrease to positions in prior years	(5,559)
Gross increases to current period tax positions	6,453
Audit settlements	(5,169)
Decrease related to lapsing of statute of limitations	(3,445)
Effect of change in exchange rates	3,429
Unrecognized tax benefits at December 31, 2017	$56,702

Gross increase to positions in prior years	22,943
Gross decrease to positions in prior years	(24,949)
Gross increases to current period tax positions	63,869
Audit settlements	(2,977)
Decrease related to lapsing of statute of limitations	(1,368)
Effect of change in exchange rates	(1,662)
Unrecognized tax benefits at December 31, 2018	$112,558

	At December 31,
	2018	2017	2016

	(in thousands)
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	$111,224	$55,312	$56,411

If certain unrecognized tax benefits are recognized they would create additional deferred tax assets. These assets would require a full valuation allowance in certain locations based upon present circumstances.

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense recognized is as follows:

	Year Ended December 31,
	2018	2017	2016

	(in thousands)
Net interest and penalties expense (benefit)	$(990)	$(543)	$193

	At December 31,
	2018	2017

	(in thousands)
Accrued interest	$2,127	$2,706
Accrued penalties	1,758	2,426

At December 31, 2018, we are under examination by certain tax authorities for the 2010 to 2017 tax years. The material jurisdictions where we are subject to examination for the 2010 to 2017 tax years include, among others, the U.S., France, Germany, Italy, Brazil and the United Kingdom. During December 2018 we settled our tax audit with the Internal Revenue Service for the 2014-2015 years and we settled our tax audit with Germany for the 2011-2013 years. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or cash flows.

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

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. We are subject to income tax examination by tax authorities in our major tax jurisdictions as follows:

Tax Jurisdiction	Years Subject to Audit
U.S. federal	Subsequent to 2001
France	Subsequent to 2012
Germany	Subsequent to 2013
Brazil	Subsequent to 2012
United Kingdom	Subsequent to 2013
Italy	Subsequent to 2013

Note 12:    Commitments and Contingencies

Commitments
Operating lease rental expense for factories, service and distribution locations, offices, and equipment was as follows:

	Year Ended December 31,
	2018	2017	2016

	(in thousands)
Rental expense	$24,453	$14,824	$14,232

Future minimum lease payments at December 31, 2018, under noncancelable operating leases with initial or remaining terms in excess of one year are as follows:

Year Ending December 31,	Minimum Payments
(in thousands)
2019	$17,456
2020	14,234
2021	12,007
2022	9,764
2023	9,895
Beyond 2023	26,703
Future minimum lease payments	$90,059

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

Our available lines of credit, outstanding standby LOCs, and bonds are as follows:

	At December 31,
	2018	2017

	(in thousands)
Credit facilities(1)
Multicurrency revolving line of credit	$500,000	$500,000
Long-term borrowings	—	(125,414)
Standby LOCs issued and outstanding	(40,983)	(31,881)
Net available for additional borrowings under the multi-currency revolving line of credit	$459,017	$342,705

Net available for additional standby LOCs under sub-facility	$259,017	$218,119

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving line of credit	$108,039	$110,477
Standby LOCs issued and outstanding	(19,386)	(21,030)
Short-term borrowings(2)	(2,232)	(916)
Net available for additional borrowings and LOCs	$86,421	$88,531

Unsecured surety bonds in force	$94,365	$51,344

(1)	Refer to "Note 6: Debt" for details regarding our secured credit facilities, including the refinancing of the 2015 credit facility.

(2)	Short-term borrowings are included in other current liabilities on the Consolidated Balance Sheets.

In the event any such standby LOC or bond is called, we would be obligated to reimburse the issuer of the standby LOC or bond; however, we do not believe that any outstanding LOC or bond will be called.

We generally provide an indemnification related to the infringement of any patent, copyright, trademark, or other intellectual property right on software or equipment within our sales contracts, which indemnifies the customer from and pays the resulting costs, damages, and attorney's fees awarded against a customer with respect to such a claim provided that (a) the customer promptly notifies us in writing of the claim and (b) we have the sole control of the defense and all related settlement negotiations. We may also provide an indemnification to our customers for third-party claims resulting from damages caused by the negligence or willful misconduct of our employees/agents in connection with the performance of certain contracts. The terms of our indemnifications generally do not limit the maximum potential payments. It is not possible to predict the maximum potential amount of future payments under these or similar agreements.

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

Warranty
A summary of the warranty accrual account activity is as follows:

	Year Ended December 31,
	2018	2017	2016

	(in thousands)
Beginning balance	$34,862	$43,302	$54,512
Assumed liabilities from acquisition	12,946	—	—
New product warranties	3,772	7,849	7,987
Other adjustments and expirations, net	22,741	(393)	5,933
Claims activity	(12,753)	(18,094)	(24,364)
Effect of change in exchange rates	(1,125)	2,198	(766)
Ending balance	60,443	34,862	43,302
Less: current portion of warranty	47,205	21,150	24,874
Long-term warranty	$13,238	$13,712	$18,428

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to insurance and supplier recoveries, and other changes and adjustments to warranties. Warranty expense was as follows:

	Year Ended December 31,
	2018	2017	2016

	(in thousands)
Total warranty expense (benefit)	$26,513	$(2,054)	$13,920

Warranty expense increased during the year ended December 31, 2018 compared with the same period in 2017. This increase is primarily driven by a warranty reserve of $11.4 million for replacement of certain gas meters in our Device Solutions segment in 2018, as well as an insurance recovery of $8.0 million received in 2017, which was associated with product replacement costs originally recognized in 2015.

Health Benefits
We are self-insured for a substantial portion of the cost of our U.S. employee group health insurance. We purchase insurance from a third-party, which provides individual and aggregate stop loss protection for these costs. Each reporting period, we expense the costs of our health insurance plan including paid claims, the change in the estimate of incurred but not reported (IBNR) claims, taxes, and administrative fees (collectively, the plan costs).

Plan costs were as follows:

	Year Ended December 31,
	2018	2017	2016

	(in thousands)
Plan costs	$41,543	$30,521	$27,276

IBNR accrual, which is included in wages and benefits payable, was as follows:

	At December 31,
	2018	2017

	(in thousands)
IBNR accrual	$3,643	$2,664

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

The total expected restructuring costs, the restructuring costs and the remaining expected restructuring costs related to the 2018 Projects are as follows:

	Total Expected Costs at December 31, 2018	Costs Recognized in Prior Periods	Costs Recognized During the Year Ended December 31, 2018	Expected Remaining Costs to be Recognized at December 31, 2018

	(in thousands)
Employee severance costs	$73,778	$—	$73,778	$—
Asset impairments & net gain on sale or disposal	117	—	117	—
Other restructuring costs	24,818	—	4,228	20,590
Total	$98,713	$—	$78,123	$20,590

2016 Projects
On September 1, 2016, we announced projects (2016 Projects) to restructure various company activities in order to improve operational efficiencies, reduce expenses and improve competitiveness. We expect to close or consolidate several facilities and reduce our global workforce as a result of the restructuring. The 2016 Projects were initiated during the third quarter of 2016 and were substantially complete as of December 31, 2018.

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2016 Projects are as follows:

	Total Expected Costs at December 31, 2018	Costs Recognized in Prior Periods	Costs Recognized During the Year Ended December 31, 2018	Expected Remaining Costs to be Recognized at December 31, 2018

	(in thousands)
Employee severance costs	$35,845	$39,855	$(4,010)	$—
Asset impairments & net loss on sale or disposal	5,664	4,922	742	—
Other restructuring costs	12,913	9,435	2,328	1,150
Total	$54,422	$54,212	$(940)	$1,150

The following table summarizes the activity within the restructuring related balance sheet accounts for the 2018 and 2016 Projects during the year ended December 31, 2018:

	Accrued Employee Severance	Asset Impairments & Net Gain on Sale or Disposal	Other Accrued Costs	Total

	(in thousands)
Beginning balance, January 1, 2018	$37,654	$—	$2,471	$40,125
Costs charged to expense	69,768	859	6,556	77,183
Cash (payments) receipts	(28,894)	42	(5,610)	(34,462)
Net assets disposed and impaired	—	(901)	—	(901)
Effect of change in exchange rates	(6,376)	—	(1)	(6,377)
Ending balance, December 31, 2018	$72,152	$—	$3,416	$75,568

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

The current portion of restructuring liabilities were $36.0 million and $32.5 million as of December 31, 2018 and 2017, respectively. The current portion of restructuring liabilities are classified within other current liabilities on the Consolidated Balance Sheets. The long-term portion of restructuring liabilities balances were $39.6 million and $7.6 million as of December 31, 2018 and 2017, respectively. The long-term portion of restructuring liabilities are classified within other long-term obligations on the Consolidated Balance Sheets, and include severance accruals and facility exit costs.

Following our operational reorganization, effective October 1, 2018, we no longer allocate restructuring costs to our operating segments. All such costs are recognized within the Corporate unallocated reporting segment.

Note 14:     Shareholders' Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock will be entitled to be paid a preferential amount per share to be determined by our Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at December 31, 2018, 2017, and 2016.

Other Comprehensive Income (Loss)
The changes in the components of AOCI, net of tax, were as follows:

	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Benefit Obligation Adjustments	Accumulated Other Comprehensive Income (Loss)

	(in thousands)
Balances at January 1, 2016	$(158,009)	$318	$(14,380)	$(28,536)	$(200,607)
OCI before reclassifications	(23,570)	(1,087)	—	(6,191)	(30,848)
Amounts reclassified from AOCI	(1,407)	812	—	2,723	2,128
Total other comprehensive income (loss)	(24,977)	(275)	—	(3,468)	(28,720)
Balances at December 31, 2016	$(182,986)	$43	$(14,380)	$(32,004)	$(229,327)
OCI before reclassifications	53,854	360	—	2,354	56,568
Amounts reclassified from AOCI	484	563	—	1,234	2,281
Total other comprehensive income (loss)	54,338	923	—	3,588	58,849
Balances at December 31, 2017	$(128,648)	$966	$(14,380)	$(28,416)	$(170,478)
OCI before reclassifications	(28,841)	2,586	—	1,653	(24,602)
Amounts reclassified from AOCI	—	(2,351)	—	1,126	(1,225)
Total other comprehensive income (loss)	(28,841)	235	—	2,779	(25,827)
Balances at December 31, 2018	$(157,489)	$1,201	$(14,380)	$(25,637)	$(196,305)

The before-tax, income tax (provision) benefit, and net-of-tax amounts related to each component of OCI during the reporting periods were as follows:

	Year Ended December 31,
	2018	2017	2016

	(in thousands)
Before-tax amount
Foreign currency translation adjustment	$(29,130)	$54,218	$(23,280)
Foreign currency translation adjustment reclassified into net income on disposal	—	484	(1,407)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	2,908	585	(1,768)
Net hedging (gain) loss reclassified to net income	(2,507)	916	1,322
Net unrealized gain (loss) on defined benefit plans	2,343	3,401	(6,256)
Net defined benefit plan loss reclassified to net income	1,596	1,782	2,752
Total other comprehensive income (loss), before tax	(24,790)	61,386	(28,637)

Tax (provision) benefit
Foreign currency translation adjustment	289	(364)	(290)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(322)	(225)	681
Net hedging (gain) loss reclassified into net income	156	(353)	(510)
Net unrealized gain (loss) on defined benefit plans	(690)	(1,047)	65
Net defined benefit plan loss reclassified to net income	(470)	(548)	(29)
Total other comprehensive income (loss) tax (provision) benefit	(1,037)	(2,537)	(83)

Net-of-tax amount
Foreign currency translation adjustment	(28,841)	53,854	(23,570)
Foreign currency translation adjustment reclassified into net income on disposal	—	484	(1,407)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	2,586	360	(1,087)
Net hedging (gain) loss reclassified into net income	(2,351)	563	812
Net unrealized gain (loss) on defined benefit plans	1,653	2,354	(6,191)
Net defined benefit plan loss reclassified to net income	1,126	1,234	2,723
Total other comprehensive income (loss), net of tax	$(25,827)	$58,849	$(28,720)

Note 15:    Fair Values of Financial Instruments

The fair values at December 31, 2018 and 2017 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	December 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(in thousands)
Assets
Cash and cash equivalents	$120,221	$120,221	$176,274	$176,274
Restricted cash	2,107	2,107	311,061	311,061
Foreign exchange forwards	157	157	41	41
Interest rate swaps	2,612	2,612	2,370	2,370
Interest rate caps	786	786	489	489
Cross currency swaps	2,970	2,970	—	—
Liabilities
Credit facility
USD denominated term loan	$637,813	$630,971	$194,063	$192,295
Multicurrency revolving line of credit	—	—	125,414	124,100
Senior notes	400,000	368,000	300,000	301,125
Foreign exchange forwards	337	337	289	289

The following methods and assumptions were used in estimating fair values:
Cash, cash equivalents, and restricted cash: Due to the liquid nature of these instruments, the carrying value approximates fair value (Level 1).

Credit Facility - term loan and multicurrency revolving line of credit: The term loan and revolver are not traded publicly. The fair values, which are determined based upon a hypothetical market participant, are calculated using a discounted cash flow model with Level 2 inputs, including estimates of incremental borrowing rates for debt with similar terms, maturities, and credit profiles. Refer to "Note 6: Debt" for a further discussion of our debt.
Derivatives: See "Note 7: Derivative Financial Instruments" for a description of our methods and assumptions in determining the fair value of our derivatives, which were determined using Level 2 inputs.
Senior Notes: The Notes are not registered securities nor listed on any securities exchange, but may be actively traded by qualified institutional buyers. The fair value is estimated using Level 1 inputs, as it is based on quoted prices for these instruments in active markets.
Note 16:    Segment Information

Through September 30, 2018, we operated under the Itron brand worldwide and managed and reported under four operating segments: Electricity, Gas, Water, and Networks. Our Water operating segment included our global water, and heat and allocation solutions. Networks became a new operating segment with the acquisition of SSNI in January 2018. Our sales and marketing function was managed under each operating segment. Our research and development, service delivery, and manufacturing operations were managed on a worldwide basis to promote a global perspective in our operations and processes and yet still maintained alignment with the operating segments.

Effective October 1, 2018, we reorganized our operational reporting segmentation from Electricity, Gas, Water, and Networks to Device Solutions, Networked Solutions, and Outcomes. Prior period segment results have been recast to conform to the new segment structure. As part of our reorganization, we actively integrated our recent acquisitions and are making investment decisions and implementing an organizational structure that aligns with these new segments. In conjunction with the rollout of our new operating segments, we unified our go-to-market strategy with a single, global, sales force that sells the full portfolio of Itron solutions, products and services. We continue to manage our product development, service delivery, supply chain, and manufacturing operations on a worldwide basis to promote global, integrated oversight of our operations and to ensure consistency and interoperability between our operating segments.

With this reorganization, we will continue to operate under the Itron brand worldwide and will manage and report under the three operating segments: Device Solutions, Networked Solutions, and Outcomes.

We have three GAAP measures of segment performance: revenues, gross profit (gross margin), and operating income (operating margin). Intersegment revenues are minimal. Certain operating expenses are allocated to the operating segments based upon internally established allocation methodologies. Corporate operating expenses, interest income, interest expense, other income (expense), and income tax provision are neither allocated to the segments, nor are they included in the measure of segment profit or loss. In addition, we allocate only certain production assets and intangible assets to our operating segments. We do not manage the performance of the segments on a balance sheet basis.

Segment Products

Device Solutions
Device Solutions - includes hardware products used for measurement, control, or sensing that do not have communications capability embedded for use with our broader Itron systems, i.e., products where Itron is not offering the complete "end-to-end" solution, but only the hardware elements. Examples of the Device Solutions portfolio include basic meters that are shipped without Itron communications, such as our standard gas meters, electricity IEC meters, and water meters, in addition to our heat and allocation products; communicating meters that are not a part of an Itron solution such as the Linky meter; and the implementation and installation of non-communicating devices, such as gas regulators.

Networked Solutions
Networked Solutions - includes a combination of communicating devices (smart meters, modules, endpoints, and sensors), network infrastructure, and associated application software designed and sold as a complete solution for acquiring and transporting robust application-specific data. Networked Solutions combines, into one operating segment, the majority of the assets from the recently acquired SSNI organization with our legacy Itron networking products and software and the implementation and installation of communicating devices into one segment. This includes: communicating measurement, control, or sensing endpoints such as our Itron® and OpenWay® Riva meters, Itron traditional ERT® technology, Intelis smart gas or water meters, 500G gas communication modules, 500W water communication modules; GenX networking products, network modules and interface cards; and specific network control and management software applications. Solutions supported by this segment include automated meter reading (AMR), advanced metering infrastructure (AMI), smart grid and distribution automation (DA), and smart street lighting and smart city solutions.

Outcomes
Outcomes - includes our value-added, enhanced software and services operating segment in which we manage, organize, analyze, and interpret data to improve decision making, maximize operational profitability, drive resource efficiency, and deliver results for consumers, utilities, and smart cities. Outcomes places an emphasis on delivering to Itron customers high-value, turn-key, digital experiences by leveraging the footprint of our Device Solutions and Networked Solutions segments. The revenues from these offerings are primarily recurring in nature and would include any direct management of Device Solutions, Networked Solutions, and other products on behalf of our end customers. Examples of these offerings include our meter data management and analytics offerings; our managed service solutions including network-as-a-service and platform-as-a-service, forecasting software and services; and any consulting-based engagement. Within the Outcomes segment, we also identify new business models, including performance-based contracting, to drive broader portfolio offerings across utilities and cities.

Revenues, gross profit, and operating income associated with our segments were as follows:

	Year Ended December 31,
	2018	2017	2016

	(in thousands)
Product revenues
Device Solutions	$916,809	$866,028	$894,583
Networked Solutions	1,133,919	881,042	882,097
Outcomes	44,730	66,855	53,390
Total Company	$2,095,458	$1,813,925	$1,830,070

Service revenues
Device Solutions	$16,556	$16,868	$18,938
Networked Solutions	90,225	66,342	57,584
Outcomes	173,878	121,062	106,594
Total Company	$280,659	$204,272	$183,116

Total revenues
Device Solutions	$933,365	$882,896	$913,521
Networked Solutions	1,224,144	947,384	939,681
Outcomes	218,608	187,917	159,984
Total Company	$2,376,117	$2,018,197	$2,013,186

Gross profit
Device Solutions	$187,254	$216,631	$232,896
Networked Solutions	482,471	412,375	378,382
Outcomes	60,594	47,745	51,254
Total Company	$730,319	$676,751	$662,532

Operating income
Device Solutions	$130,988	$159,641	$178,161
Networked Solutions	360,779	322,367	291,235
Outcomes	16,634	4,915	16,239
Corporate unallocated	(558,093)	(332,046)	(384,642)
Total Company	(49,692)	154,877	100,993
Total other income (expense)	(59,459)	(20,302)	(16,366)
Income (loss) before income taxes	$(109,151)	$134,575	$84,627

During the year ended December 31, 2017, we recognized an insurance recovery associated with warranty expenses previously recognized as a result of our 2015 product replacement notification. As a result, gross profit increased $8.0 million for the year ended December 31, 2017. After adjusting for the tax impact, the recovery resulted in an increase of $0.13 and $0.12 for basic and diluted EPS, respectively, for the year ended December 31, 2017.

For all periods presented, no single customer represents more than 10% of total Company.

Revenues by region were as follows:

	Year Ended December 31,
	2018	2017	2016

	(in thousands)
United States and Canada	$1,442,792	$1,137,508	$1,126,787
Europe, Middle East, and Africa (EMEA)	733,732	672,942	698,106
Other	199,593	207,747	188,293
Total Company	$2,376,117	$2,018,197	$2,013,186

Regional revenues as reported are based on the location of the selling entity.

Property, plant, and equipment, net, by geographic area were as follows:

	At December 31,
	2018	2017

	(in thousands)
United States	$93,034	$67,764
Outside United States	133,517	133,004
Total Company	$226,551	$200,768

Depreciation expense is allocated to the operating segments based upon each segments use of the assets. All amortization expense is included in Corporate unallocated. Depreciation and amortization expense was as follows:

	Year Ended December 31,
	2018	2017	2016

	(in thousands)
Device Solutions	$25,022	$25,757	$25,158
Networked Solutions	12,671	7,758	9,137
Outcomes	6,572	3,826	3,041
Corporate unallocated	78,232	25,874	30,982
Total Company	$122,497	$63,215	$68,318

Note 17:    Business Combinations

Silver Spring Networks, Inc.
On January 5, 2018, we completed the acquisition of SSNI by purchasing 100% of SSNI's outstanding stock. The acquisition was financed through incremental borrowings and cash on hand. Refer to "Note 6: Debt" for further discussion of our debt.

SSNI provided smart network and data platform solutions for electricity, gas, water and smart cities including advanced metering, distribution automation, demand-side management, and street lights. Solutions include one or several of the following: communications modules, access points, relays and bridges; network operating software, grid management, security and grid analytics managed services and SaaS; installation; implementation; and professional services including consulting and analysis. Upon acquisition, SSNI changed its name to Itron Networked Solutions, Inc. (INS), and initially operated separately as our Networks operating segment. Subsequent to the October 1, 2018 reorganization, the prior Networks operating segment was integrated into the new Networked Solutions and Outcomes operating segments.

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

The following reflects our allocation of purchase price:

	Fair Value	Weighted Average Useful Life
	(in thousands)	(in years)
Current Assets	$86,701
Property, plant, and equipment	27,670	6
Other long-term assets	3,866

Identifiable intangible assets
Core-developed technology	81,900	5
Customer contracts and relationships	134,000	10
Trademark and trade names	10,800	3
Total identified intangible assets subject to amortization	226,700	8
In-process research and development (IPR&D)	14,400
Total identified intangible assets	241,100

Goodwill	575,750
Current liabilities	(99,406)
Customer contracts and relationships	(23,900)	5
Long-term liabilities	(2,565)
Total net assets acquired	$809,216

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
We estimated it would take approximately one year to complete the in-process technology. A profit mark-up was used to account for the return that a third-party developer would require on development efforts for the asset based on expected earnings before interest and taxes, and a return of ten percent was used based on the risk of the asset relative to the overall business. IPR&D will be amortized using the straight-line method after the technology is fully developed and is considered a product offering. Incremental costs to be incurred for these projects will be recognized as product development expense as incurred within the Consolidated Statements of Operations.

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

Goodwill of $575.8 million arising from the acquisition consists largely of the synergies expected from combining the operations of Itron and SSNI, as well as certain intangible assets that do not qualify for separate recognition. All of the goodwill balance was assigned to the prior Networks reporting unit and operating segment. Refer to "Note 5: Goodwill". We will not be able to deduct any of the goodwill balance for income tax purposes.

As a part of the business combination, we have incurred $15.6 million of acquisition related expenses for the year ended December 31, 2018, which includes such activities as success fees, certain consulting and advisory costs, and incremental legal and accounting costs. In addition, for the year ended December 31, 2018, we recognized $76.3 million of integration costs, which are expenses related to integrating SSNI into Itron, and includes expenses such as accounting and process integration and the related consulting fees, severance, site closure costs, system integration, and travel associated with knowledge transfers as we consolidate redundant positions. All acquisition and integration related expenses are included within sales, general and administrative expenses in the Consolidated Statements of Operations.

The following table presents the revenues and net loss from SSNI operations that are included in our Consolidated Statements of Operations:

January 5, 2018 - December 31, 2018
(in thousands)
Revenues	$352,996
Net income (loss)	(54,409)

The following supplemental pro forma results (unaudited) are based on the individual historical results of Itron and SSNI, with adjustments to give effect to the combined operations as if the acquisition had been consummated on January 1, 2017.

	Year Ended December 31,
	2018	2017

	( in thousands)
Revenues	$2,376,117	$2,591,211
Net income (loss)	(84,602)	27,289

The significant nonrecurring adjustments reflected in the proforma schedule above are considered material and include the following:

•	Elimination of transaction costs incurred by SSNI and Itron prior to the acquisition completion

•	Reclassification of certain expenses incurred after the acquisition to the appropriate periods assuming the acquisition closed on January 1, 2017

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

Note 18: Revenues

A summary of significant net changes in the contract assets and the contract liabilities balances during the period is as follows:

2018
Net contract liabilities, less contract assets
(in thousands)
Beginning balance, January 1	$59,808
Changes due to business combination	36,936
Revenues recognized from beginning contract liability	(32,821)
Increases due to amounts collected or due	282,016
Revenues recognized from current period increases	(241,510)
Other	(2,299)
Ending balance, December 31	$102,130

On January 1, 2018, total contract assets were $11.3 million and total contract liabilities were $71.1 million. On December 31, 2018, total contract assets were $34.3 million and total contract liabilities were $136.5 million. The contract assets primarily relate to contracts that include a retention clause and allocations related to contracts with multiple performance obligations. The contract liabilities primarily relate to deferred revenue, such as extended warranty and maintenance cost, and allocations related to contracts with multiple performance obligations. During the three months ended December 31, 2018, revenue recognized of $1.1 million was related to amounts that was included as a contract liability at January 1, 2018.

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

Total transaction price allocated to remaining performance obligations related to contracts is approximately $1.2 billion for the next twelve months and approximately $885 million for periods longer than 12 months. The total remaining performance obligations is comprised of product and service components. The service component relates primarily to maintenance agreements for which customers pay a full year's maintenance in advance, and service revenues are generally recognized over the service period. Total transaction price allocated to remaining performance obligations also includes our extended warranty contracts, for which revenue is recognized over the warranty period, and hardware, which is recognized as units are delivered. The estimate of when remaining performance obligations will be recognized requires significant judgment.

Cost to obtain a contract and cost to fulfill a contract with a customer
Cost to obtain a contract and costs to fulfill a contract were capitalized and amortized using a systematic rational approached to align with the transfer of control of underlying contracts with customers. While amounts were capitalized, amounts are not material for disclosure.

Disaggregation of revenue
Refer to "Note 16: Segment Information" and the Consolidated Statements of Operations for disclosure regarding the disaggregation of revenue into categories which depict how revenue and cash flows are affected by economic factors. Specifically, our operating segments and geographical regions as disclosed, and categories for products, which include hardware and software and services as presented.

Impacts on financial statements
Under the modified retrospective transition method, we are required to provide additional disclosures during 2018 of the amount by which each financial statement line item is affected in the current reporting period, as compared with the guidance that was in effect before the change, and an explanation of the reasons for significant changes, if any. The cumulative impact of adoption of ASC 606 and ASC 340-40 on our Consolidated Balance Sheets was a net decrease to accumulated deficit of $10.9 million as of January 1, 2018.

The effect of ASC 606 and Subtopic ASC 340-40 on our Consolidated Statements of Operations for the year ended December 31, 2018 was total revenue would have been $25.9 million lower under ASC 605. The difference in total revenue reflects the timing of revenue recognition due to the treatment of software license revenue under ASC 606 and other performance obligations that were satisfied but the right to consideration is conditional. The impact of the adoption was not material to the other lines in the Consolidated Statements of Operations.

The effects of ASC 606 and Subtopic ASC 340-40 on our Consolidated Balance Sheets as of December 31, 2018 were an impact to other current assets, unearned revenue, and accumulated deficit. Under ASC 605 other current assets would have been lower by $21.0 million. The difference in other current assets reflects the timing of satisfying performance obligations prior to invoicing, but the right to consideration is conditional. Total unearned revenue would have been higher by $22.2 million, of which, $8.9 million would have been classified as current. The difference in unearned revenue reflects the timing of revenue recognition related to certain of our customer contracts. The cumulative impact of ASC 606 as of December 31, 2018 was a net decrease to our accumulated deficit of $36.7 million.

Note 19: Quarterly Results (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

	(in thousands, except per share data)
2018
Statement of operations data:
Revenues	$607,221	$585,890	$595,962	$587,044	$2,376,117
Gross profit	179,855	176,577	197,097	176,790	730,319
Net income (loss) attributable to Itron, Inc.	(145,666)	2,657	19,882	23,877	(99,250)

Earnings (loss) per common share - Basic(1)	$(3.74)	$0.07	$0.51	$0.61	$(2.53)
Earnings (loss) per common share - Diluted(1)	$(3.74)	$0.07	$0.50	$0.60	$(2.53)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

	(in thousands, except per share data)
2017
Statement of operations data:
Revenues	$477,592	$503,082	$486,747	$550,776	$2,018,197
Gross profit	157,637	178,277	165,755	175,082	676,751
Net income attributable to Itron, Inc.	15,845	14,097	25,576	1,780	57,298

Earnings per common share - Basic(1)	$0.41	$0.36	$0.66	$0.05	$1.48
Earnings per common share - Diluted(1)	$0.40	$0.36	$0.65	$0.05	$1.45

(1)	The sum of the quarterly EPS data presented in the table may not equal the annual results due to rounding and the impact of dilutive securities on the annual versus the quarterly EPS calculations.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with our independent accountants on accounting and financial disclosure matters within the three year period ended December 31, 2018, or in any period subsequent to such date, through the date of this report.

ITEM 9A:    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2018, the Company's disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
On January 5, 2018, we completed the acquisition of Silver Spring Networks, Inc. (SSNI). For further discussion of the SSNI acquisition, refer to Item 8: "Financial Statements and Supplementary Data, Note 17: Business Combinations". The Securities and Exchange Commission permits companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition, and our management has elected to exclude SSNI from our assessment as of December 31, 2018, except for goodwill, intangible assets, and controls implemented in 2018 to remediate a material weakness in revenue recognition reported by SSNI prior to our acquisition. SSNI contributed 9% and 15% of our consolidated total assets (excluding goodwill and intangible assets) and revenues as of and for the year ended December 31, 2018, respectively.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included in this Annual Report.

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
As described in Item 8; "Financial Statements and Supplementary Data, Note 1: Summary of Significant Accounting Policies", we adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) effective January 1, 2019. As we complete the adoption and implementation of this new leasing standard during the first quarter of 2019, we have modified certain internal controls over financial reporting to address risks associated with the required lease accounting and disclosure requirements. This includes enhancing controls to address risks associated with calculating the right-of-use asset and corresponding lease liability for each lease and with the implementation of a new computer system to track our leasing portfolio, process accounting transactions, and report on activity and balances. Additional controls will be implemented as deemed necessary for ongoing lease accounting under ASU 2016-02.
Except for these changes, there have been no other changes in our internal control over financial reporting during the three months ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Itron, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Itron, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 28, 2019, expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the Company’s adoption of ASC 606, Revenue from Contracts with Customers.
As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Silver Spring Networks, Inc. (SSNI), except for goodwill, intangible assets and controls implemented in 2018 to remediate a material weakness in revenue recognition reported by SSNI prior to its acquisition. SSNI was acquired on January 5, 2018 and its financial statements, excluding goodwill and intangible assets, constitute 9% and 15% of consolidated total assets and revenues, respectively, as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at SSNI, except for goodwill, intangible assets, and controls implemented in 2018 to remediate a material weakness in revenue recognition reported by SSNI prior to its acquisition.
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
/s/ DELOITTE & TOUCHE LLP
Seattle, Washington
February 28, 2019

ITEM 9B:    OTHER INFORMATION

No information was required to be disclosed in a report on Form 8-K during the fourth quarter of 2018 that was not reported.

PART III
ITEM 10:    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The section entitled "Proposal 1 – Election of Directors" appearing in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2019 (the 2019 Proxy Statement) sets forth certain information with regard to our directors as required by Item 401 of Regulation S-K and is incorporated herein by reference.

Certain information with respect to persons who are or may be deemed to be executive officers of Itron, Inc. as required by Item 401 of Regulation S-K is set forth under the caption "Executive Officers" in Part I of this Annual Report.

The section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" appearing in the 2019 Proxy Statement sets forth certain information as required by Item 405 of Regulation S-K and is incorporated herein by reference.

The section entitled "Corporate Governance" appearing in the 2019 Proxy Statement sets forth certain information with respect to the Registrant's code of conduct and ethics as required by Item 406 of Regulation S-K and is incorporated herein by reference. Our code of conduct and ethics can be accessed on our website, at www.itron.com under the Investors section.

There were no material changes to the procedures by which security holders may recommend nominees to Itron's board of directors during 2019, as set forth by Item 407(c)(3) of Regulation S-K.

The section entitled "Corporate Governance" appearing in the 2019 Proxy Statement sets forth certain information regarding the Audit/Finance Committee, including the members of the Committee and the Audit/Finance Committee financial experts, as set forth by Item 407(d)(4) and (d)(5) of Regulation S-K and is incorporated herein by reference.

ITEM 11:    EXECUTIVE COMPENSATION

The sections entitled "Compensation of Directors" and "Executive Compensation" appearing in the 2019 Proxy Statement set forth certain information with respect to the compensation of directors and management of Itron as required by Item 402 of Regulation S-K and are incorporated herein by reference.

The section entitled "Corporate Governance" appearing in the 2019 Proxy Statement sets forth certain information regarding members of the Compensation Committee required by Item 407(e)(4) of Regulation S-K and is incorporated herein by reference.

The section entitled "Compensation Committee Report" appearing in the 2019 Proxy Statement sets forth certain information required by Item 407(e)(5) of Regulation S-K and is incorporated herein by reference.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled "Equity Compensation Plan Information" appearing in the 2019 Proxy Statement sets forth certain information required by Item 201(d) of Regulation S-K and is incorporated herein by reference.

The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the 2019 Proxy Statement sets forth certain information with respect to the ownership of our common stock as required by Item 403 of Regulation S-K and is incorporated herein by reference.

ITEM 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section entitled "Corporate Governance" appearing in the 2019 Proxy Statement sets forth certain information required by Item 404 of Regulation S-K and is incorporated herein by reference.

The section entitled "Corporate Governance" appearing in the 2019 Proxy Statement sets forth certain information with respect to director independence as required by Item 407(a) of Regulation S-K and is incorporated herein by reference.

ITEM 14:    PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled "Independent Registered Public Accounting Firm's Audit Fees and Services" appearing in the 2019 Proxy Statement sets forth certain information with respect to the principal accounting fees and services and the Audit/Finance Committee's policy on pre-approval of audit and permissible non-audit services performed by our independent auditors as required by Item 9(e) of Schedule 14A and is incorporated herein by reference.

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

10.32*
Form of Stock Option Grant Notice and Agreement for use in connection with both incentive and non-qualified stock options granted under Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (filed with this report)

10.33*	Form of Long-Term Performance RSU Award Notice and Agreement for U.S. Participants for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (filed with this report)

10.34*
Form of RSU Award Notice for awards with 1 year vesting and Agreement for all Participants for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (filed with this report)

10.35*
Form of RSU Award Notice for awards with 2 year vesting and Agreement for all Participants for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (filed with this report)

10.36*
Form of RSU Award Notice for awards with 3 year vesting and Agreement for all Participants for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (filed with this report)

Exhibit Number	Description of Exhibits
21.1	Subsidiaries of Itron, Inc. (filed with this report)

23.1	Consent of Deloitte & Touche LLP Independent Registered Public Accounting Firm. (filed with this report)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed with this report)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed with this report)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished with this report)

101.SCH	XBRL Taxonomy Extension Schema. (submitted electronically with this report in accordance with the provisions of Regulation S-T)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase. (submitted electronically with this report in accordance with the provisions of Regulation S-T)

101.DEF	XBRL Taxonomy Extension Definition Linkbase. (submitted electronically with this report in accordance with the provisions of Regulation S-T)

101.LAB	XBRL Taxonomy Extension Label Linkbase. (submitted electronically with this report in accordance with the provisions of Regulation S-T)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase. (submitted electronically with this report in accordance with the provisions of Regulation S-T)

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Liberty Lake, State of Washington, on the 28th day of February, 2019.

ITRON, INC.

By:	/s/ JOAN S. HOOPER
Joan S. Hooper
Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 28th day of February, 2019.

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