Form 10-Q
period 2019-03-31
ITRON INC /WA/
filed 2019-05-08
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, no par value	ITRI	NASDAQ Global Select Market
As of April 30, 2019, there were outstanding 39,349,003 shares of the registrant's common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1:    Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
In thousands, except per share data	2019	2018
Revenues
Product revenues	$544,850	$537,110
Service revenues	69,726	70,111
Total revenues	614,576	607,221
Cost of revenues
Product cost of revenues	386,102	382,850
Service cost of revenues	41,211	44,516
Total cost of revenues	427,313	427,366
Gross profit	187,263	179,855

Operating expenses
Sales, general and administrative	92,715	154,414
Research and development	50,490	60,284
Amortization of intangible assets	15,973	17,740
Restructuring	7,262	87,865
Total operating expenses	166,440	320,303

Operating income (loss)	20,823	(140,448)
Other income (expense)
Interest income	328	661
Interest expense	(13,535)	(15,504)
Other income (expense), net	(1,644)	(1,167)
Total other income (expense)	(14,851)	(16,010)

Income (loss) before income taxes	5,972	(156,458)
Income tax benefit (provision)	(6,121)	11,188
Net loss	(149)	(145,270)
Net income attributable to noncontrolling interests	1,758	396
Net loss attributable to Itron, Inc.	$(1,907)	$(145,666)

Net income (loss) per common share - Basic	$(0.05)	$(3.74)
Net income (loss) per common share - Diluted	$(0.05)	$(3.74)

Weighted average common shares outstanding - Basic	39,658	38,945
Weighted average common shares outstanding - Diluted	39,658	38,945
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
In thousands	2019	2018
Net loss	$(149)	$(145,270)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2,386)	16,300
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	135	1,169
Pension benefit obligation adjustment	471	414
Total other comprehensive income (loss), net of tax	(1,780)	17,883

Total comprehensive income (loss), net of tax	(1,929)	(127,387)

Comprehensive income attributable to noncontrolling interests, net of tax	1,758	396

Comprehensive income (loss) attributable to Itron, Inc.	$(3,687)	$(127,783)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

In thousands	March 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$110,828	$120,221
Accounts receivable, net	473,077	437,161
Inventories	221,097	220,674
Other current assets	129,975	118,085
Total current assets	934,977	896,141

Property, plant, and equipment, net	224,938	226,551
Deferred tax assets, net	63,493	64,830
Restricted cash	2,086	2,056
Other long-term assets	46,944	45,288
Operating lease right-of-use assets, net	77,888	—
Intangible assets, net	239,988	257,583
Goodwill	1,106,305	1,116,533
Total assets	$2,696,619	$2,608,982

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$331,441	$309,951
Other current liabilities	70,876	70,136
Wages and benefits payable	96,802	88,603
Taxes payable	16,585	14,753
Current portion of debt	22,500	28,438
Current portion of warranty	39,737	47,205
Unearned revenue	87,937	93,621
Total current liabilities	665,878	652,707

Long-term debt	980,979	988,185
Long-term warranty	17,795	13,238
Pension benefit obligation	90,925	91,522
Deferred tax liabilities, net	1,509	1,543
Operating lease liabilities	66,865	—
Other long-term obligations	140,637	127,739
Total liabilities	1,964,588	1,874,934

Commitments and contingencies (Note 11)

Equity
Preferred stock, no par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75,000 shares authorized, 39,693 and 39,498 shares issued and outstanding	1,334,793	1,334,364
Accumulated other comprehensive loss, net	(198,085)	(196,305)
Accumulated deficit	(427,303)	(425,396)
Total Itron, Inc. shareholders' equity	709,405	712,663
Noncontrolling interests	22,626	21,385
Total equity	732,031	734,048
Total liabilities and equity	$2,696,619	$2,608,982
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2019	39,498	$1,334,364	$(196,305)	$(425,396)	$712,663	$21,385	$734,048
Net loss				(1,907)	(1,907)	1,758	(149)
Other comprehensive income (loss), net of tax			(1,780)		(1,780)		(1,780)
Distributions to noncontrolling interests						(517)	(517)
Stock issues and repurchases:
Options exercised	20	889			889		889
Restricted stock awards released net of repurchased shares for taxes	319	(720)			(720)		(720)
Issuance of stock-based compensation awards	2	157			157		157
Employee stock purchase plan	19	869			869		869
Stock-based compensation expense		7,048			7,048		7,048
Shares repurchased	(165)	(7,814)			(7,814)		(7,814)
Balances at March 31, 2019	39,693	$1,334,793	$(198,085)	$(427,303)	$709,405	$22,626	$732,031

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2018	38,771	$1,294,767	$(170,478)	$(337,873)	$786,416	$19,216	$805,632
Net loss				(145,666)	(145,666)	396	(145,270)
Cumulative effect of accounting change				11,727	11,727		11,727
Other comprehensive income (loss), net of tax			17,883		17,883		17,883
Distributions to noncontrolling interests						(981)	(981)
Stock issues and repurchases:
Options exercised	62	2,883			2,883		2,883
Restricted stock awards released	338	—			—		—
Issuance of stock-based compensation awards	2	207			207		207
Employee stock purchase plan	8	501			501		501
Stock-based compensation expense		7,888			7,888		7,888
Registration fee		(7)			(7)		(7)
SSNI acquisition adjustments, net		4,140			4,140		4,140
Balances at March 31, 2018	39,181	$1,310,379	$(152,595)	$(471,812)	$685,972	$18,631	$704,603
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
In thousands	2019	2018
Operating activities
Net loss	$(149)	$(145,270)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization of intangible assets	28,427	31,072
Amortization of operating lease right-of-use assets	4,910	—
Stock-based compensation	7,205	8,095
Amortization of prepaid debt fees	1,200	3,386
Deferred taxes, net	(430)	(16,508)
Restructuring, non-cash	96	47
Other adjustments, net	44	(106)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(37,977)	(7,768)
Inventories	(1,659)	(253)
Other current assets	(11,030)	(8,849)
Other long-term assets	334	4,509
Accounts payable, other current liabilities, and taxes payable	12,312	7,826
Wages and benefits payable	8,465	16,438
Unearned revenue	8,235	23,317
Warranty	(2,569)	663
Other operating, net	7,510	58,953
Net cash provided by (used in) operating activities	24,924	(24,448)

Investing activities
Acquisitions of property, plant, and equipment	(11,415)	(17,433)
Business acquisitions, net of cash equivalents acquired	—	(802,488)
Other investing, net	299	100
Net cash used in investing activities	(11,116)	(819,821)

Financing activities
Proceeds from borrowings	30,000	705,938
Payments on debt	(44,063)	(182,395)
Issuance of common stock	1,758	3,384
Repurchase of common stock	(8,534)	—
Prepaid debt fees	(175)	(24,042)
Other financing, net	(2,229)	(1,046)
Net cash provided by (used in) financing activities	(23,243)	501,839

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	72	563
Decrease in cash, cash equivalents, and restricted cash	(9,363)	(341,867)
Cash, cash equivalents, and restricted cash at beginning of period	122,328	487,335
Cash, cash equivalents, and restricted cash at end of period	$112,965	$145,468

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$3,241	$1,498
Interest	16,628	6,878

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms "we," "us," "our," "Itron," and the "Company" refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

Financial Statement Preparation
The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations, the Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Equity, and Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018, and the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full year or for any other period.

Certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes included in our 2018 Annual Report on Form 10-K filed with the SEC on February 28, 2019. There have been no significant changes in financial statement preparation or significant accounting policies since December 31, 2018 other than the adoption of Accounting Standards Codification (ASC) 842, Leases.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

In thousands	March 31, 2019	December 31, 2018	March 31, 2018
Cash and cash equivalents	$110,828	$120,221	$143,951
Current restricted cash included in other current assets	51	51	51
Long-term restricted cash	2,086	2,056	1,466
Total cash, cash equivalents, and restricted cash	$112,965	$122,328	$145,468

Subsequent to the issuance of our March 31, 2018 consolidated financial statements, we determined $150 million of proceeds from borrowings and payments on debt, originally transacted during the first quarter of 2018, had been improperly netted within the financing activities section of the Consolidated Statements of Cash Flows for the first three quarters of 2018. We corrected this presentation for the 2018 Annual Report on Form 10‑K. The accompanying Consolidated Statement of Cash Flows for the three months ended March 31, 2018 has been revised from amounts previously reported to separately present the $150 million of proceeds from borrowings and the payments on debt. We assessed the significance of the misstatement and concluded that it was not material to any prior periods. There were no changes to net cash flows from operating, investing, or financing activities as a result of this change.

Leases
We determine if an arrangement is a lease at inception. A lease exists when a contract conveys to the customer the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. The definition of a lease embodies two conditions: (1) there is an identified asset in the contract that is land or a depreciable asset (i.e., property, plant, and equipment), and (2) the customer has the right to control the use of the identified asset.

Operating leases are included in operating lease right-of-use ("ROU") assets, other current liabilities, and operating lease liabilities on our Consolidated Balance Sheets. Finance leases are included in property, plant, and equipment, other current liabilities, and other long-term liabilities on our Consolidated Balance Sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We use the implicit rate when readily determinable. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Operating ROU asset also includes any lease payments made and excludes lease incentives received and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements, which include lease and nonlease components. For each of our existing asset classes, we have elected the practical expedient to account for the lease and nonlease components as a single lease component when the nonlease components are fixed.

We have not elected to utilize the short-term lease exemption for any leased asset class. All leases with a lease term that is greater than one month will be subject to recognition and measurement on the balance sheet.

Lease expense for variable lease payments, where the timing or amount of the payment is not fixed, are recognized when the obligation is incurred. Variable lease payments generally arise in our net lease arrangements where executory and other lease-related costs are billed to Itron when incurred by the lessor.

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) (ASU 2016-02), which required substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases previously accounted for as operating leases. The new standard also resulted in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The standard required modified retrospective adoption and was effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases (ASU 2018-10), to clarify, improve, and correct various aspects of ASU 2016-02, and also issued ASU 2018-11, Targeted Improvements to Topic 842, Leases (ASU 2018-11), to simplify transition requirements and, for lessors, provide a practical expedient for the separation of nonlease components from lease components. In March 2019, the FASB issued a second Codification Improvements to Topic 842, Leases (ASU 2019-01) to provide further guidance and clarity on several topics of ASU 2016-02. The effective date and transition requirements in ASU 2018-10, ASU 2018-11, and ASU 2019-01 are the same as the effective date and transition requirements of ASU 2016-02. We adopted Accounting Standards Codification (ASC) 842 on January 1, 2019 and it resulted in an increase to operating lease right-of-use assets, other current liabilities, and operating lease liabilities of $74.6 million, $14.5 million, and $61.5 million, respectively, and a decrease in other current assets and other long-term obligations of $1.5 million and $2.9 million, respectively.

In October 2018, the FASB issued ASU 2018-16, Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. We adopted this standard on January 1, 2019, and it did not materially impact our consolidated financial statements. This update establishes OIS rates based on SOFR as an approved benchmark interest rate in addition to existing rates such as the LIBOR swap rate.

Recent Accounting Standards Not Yet Adopted

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

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which amends the disclosure requirements under ASC 820, Fair Value Measurements. ASU 2018-13 is effective for us beginning with our interim financial reports for the first quarter of 2020. We are currently evaluating the impact this standard will have on our consolidated financial statement disclosures related to assets and liabilities subject to fair value measurement.

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14), which amends the disclosure requirements under ASC 715-20, Compensation-Retirement Benefits-Defined Benefit Plans. ASU 2018-14 is effective for our financial reporting in 2020. We are currently evaluating the impact this standard will have on our financial statement disclosures for our defined benefit plan.

Note 2:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (EPS):

	Three Months Ended March 31,
In thousands, except per share data	2019	2018
Net loss available to common shareholders	$(1,907)	$(145,666)

Weighted average common shares outstanding - Basic	39,658	38,945
Dilutive effect of stock-based awards	—	—
Weighted average common shares outstanding - Diluted	39,658	38,945
Net loss per common share - Basic	$(0.05)	$(3.74)
Net loss per common share - Diluted	$(0.05)	$(3.74)

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise and the future compensation cost associated with the stock award. Approximately 1.0 million and 1.0 million stock-based awards were excluded from the calculation of diluted EPS for the three months ended March 31, 2019 and 2018 because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Note 3:    Certain Balance Sheet Components

A summary of accounts receivable from contracts with customers is as follows:

Accounts receivable, net
In thousands	March 31, 2019	December 31, 2018
Trade receivables (net of allowance of $4,046 and $6,331)	$438,692	$416,503
Unbilled receivables	34,385	20,658
Total accounts receivable, net	$473,077	$437,161

Allowance for doubtful accounts activity	Three Months Ended March 31,
In thousands	2019	2018
Beginning balance	$6,331	$3,957
Provision for doubtful accounts, net	(2,103)	920
Accounts written-off	(192)	(258)
Effect of change in exchange rates	10	155
Ending balance	$4,046	$4,774

Inventories
In thousands	March 31, 2019	December 31, 2018
Materials	$132,050	$133,398
Work in process	9,106	9,744
Finished goods	79,941	77,532
Total inventories	$221,097	$220,674

Property, plant, and equipment, net
In thousands	March 31, 2019	December 31, 2018
Machinery and equipment	$318,695	$315,974
Computers and software	107,703	104,290
Buildings, furniture, and improvements	147,320	146,071
Land	15,063	14,980
Construction in progress, including purchased equipment	45,237	49,682
Total cost	634,018	630,997
Accumulated depreciation	(409,080)	(404,446)
Property, plant, and equipment, net	$224,938	$226,551

Depreciation expense	Three Months Ended March 31,
In thousands	2019	2018
Depreciation expense	$12,384	$13,332

Subsequent to March 31, 2019, we entered into sales contracts for properties in Massy, France and Stretford, United Kingdom, which properties are classified as held-for-sale within other long-term assets. The estimated gains on sale are $1.5 million and $5.0 million, respectively. The Massy, France gain will be classified within operating expenses as a gain on sale of assets, and the Stretford, United Kingdom gain will offset restructuring expense as this property was included in a previous restructuring plan.

Note 4:    Intangible Assets and Liabilities

The gross carrying amount and accumulated amortization (accretion) of our intangible assets and liabilities, other than goodwill, were as follows:

	March 31, 2019			December 31, 2018
In thousands	Gross	Accumulated (Amortization) Accretion	Net	Gross	Accumulated (Amortization) Accretion	Net
Intangible Assets
Core-developed technology	$507,023	$(436,829)	$70,194	$507,100	$(429,955)	$77,145
Customer contracts and relationships	382,504	(224,312)	158,192	379,614	(212,538)	167,076
Trademarks and trade names	79,071	(71,145)	7,926	78,746	(69,879)	8,867
Other	12,021	(11,245)	776	12,600	(11,205)	1,395
Total intangible assets subject to amortization	980,619	(743,531)	237,088	978,060	(723,577)	254,483
In-process research and development	2,900	—	2,900	3,100	—	3,100
Total intangible assets	$983,519	$(743,531)	$239,988	$981,160	$(723,577)	$257,583

Intangible Liabilities
Customer contracts and relationships	$(23,900)	$7,275	$(16,625)	$(23,900)	$5,217	$(18,683)

A summary of intangible assets and liabilities activity is as follows:

	Three Months Ended March 31,
In thousands	2019	2018
Beginning balance, intangible assets, gross	$981,160	$769,851
Intangible assets acquired	—	240,600
Effect of change in exchange rates	2,359	22,979
Ending balance, intangible assets, gross	$983,519	$1,033,430

Beginning balance, intangible liabilities, gross	$(23,900)	$—
Intangible liabilities acquired	—	(23,900)
Effect of change in exchange rates	—	—
Ending balance, intangible liabilities, gross	$(23,900)	$(23,900)

On January 5, 2018, we completed our acquisition of Silver Spring Networks, Inc. (SSNI) by purchasing 100% of the voting stock. Acquired intangible assets include in-process research and development (IPR&D), which is not amortized until such time as the associated development projects are completed. Of these projects, $0.2 million were completed during the three months ended March 31, 2019 and are included in core-developed technology. The remaining IPR&D is expected to be completed in 2019. Acquired intangible liabilities reflect the present value of the projected cash outflows for an existing contract where remaining costs are expected to exceed projected revenues.

Estimated future annual amortization (accretion) is as follows:

Year Ending December 31,	Amortization	Accretion	Estimated Annual Amortization, net
In thousands
2019 (amount remaining at March 31, 2019)	$54,492	$(6,175)	$48,317
2020	52,891	(8,028)	44,863
2021	37,209	(1,963)	35,246
2022	27,015	(459)	26,556
2023	19,366	—	19,366
Beyond 2023	46,115	—	46,115
Total intangible assets subject to amortization (accretion)	$237,088	$(16,625)	$220,463

We have recognized $16.0 million and $17.7 million of net amortization of intangible assets for the three months ended March 31, 2019 and 2018, respectively, within operating expenses in the Consolidated Statement of Operations. These expenses relate to intangible assets and liabilities acquired as part of business combinations.

Note 5:    Goodwill

The following table reflects goodwill allocated to each reporting unit:

In thousands	Device Solutions	Networked Solutions	Outcomes	Total Company
Goodwill balance at January 1, 2019	$55,259	$918,495	$142,779	$1,116,533

Measurement period adjustments to goodwill acquired	—	(4,938)	(1,040)	(5,978)
Effect of change in exchange rates	(210)	(3,496)	(544)	(4,250)

Goodwill balance at March 31, 2019	$55,049	$910,061	$141,195	$1,106,305

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

The fair values for the identified trademarks and core-developed technology intangible assets were estimated using the relief from royalty method. The fair value of customer contract and relationship were estimated using the income approach. The IPR&D was valued utilizing the replacement cost method. These consolidated financial statements should be read in conjunction with the audited financial statements and notes included in our 2018 Annual Report on Form 10-K filed with the SEC on February 28, 2019.

The purchase price of SSNI was $809.2 million, which is net of $97.8 million of acquired cash and cash equivalents. Of the total consideration, $802.5 million was paid in cash. The remaining $6.7 million relates to the fair value of pre-acquisition service for replacement awards of unvested SSNI options and restricted stock unit awards with an Itron equivalent award. We allocated the purchase price to the assets acquired and liabilities assumed based on estimated fair value assessments. During the three months ended March 31, 2019, we recognized additional contract assets totaling $8.0 million and additional deferred tax liabilities of $2.0 million, for a net reduction in goodwill of $6.0 million. As of the first quarter of 2019, the measurement period for the acquisition of SSNI is complete, and any further adjustments to assets acquired or liabilities assumed will be recognized through the Consolidated Statement of Operations.

Note 6:    Debt

The components of our borrowings were as follows:

In thousands	March 31, 2019	December 31, 2018
Credit facility:
USD denominated term loan	$623,750	$637,813
Multicurrency revolving line of credit	—	—
Senior notes	400,000	400,000
Total debt	1,023,750	1,037,813
Less: current portion of debt	22,500	28,438
Less: unamortized prepaid debt fees - term loan	4,512	4,859
Less: unamortized prepaid debt fees - senior notes	15,759	16,331
Long-term debt	$980,979	$988,185

Credit Facility
On January 5, 2018, we entered into a credit agreement providing for committed credit facilities in the amount of $1.2 billion U.S. dollars (the 2018 credit facility), which amended and restated in its entirety our credit agreement dated June 23, 2015 and replaced committed facilities in the amount of $725 million. The 2018 credit facility consists of a $650 million U.S. dollar term loan (the term loan) and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million standby letter of credit sub-facility and a $50 million swingline sub-facility. Both the term loan and the revolver mature on January 5, 2023 and can be repaid without penalty. Amounts repaid on the term loan may not be reborrowed and amounts borrowed under the revolver may be repaid and reborrowed until the revolver's maturity, at which time all outstanding loans together with all accrued and unpaid interest must be repaid. Amounts not borrowed under the revolver are subject to a commitment fee, which is paid in arrears on the last day of each fiscal quarter, ranging from 0.18% to 0.35% per annum depending on our total leverage ratio as of the most recently ended fiscal quarter.

The 2018 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, British pounds, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2018 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries, including a pledge of their related assets. This includes a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2018 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2018 credit facility includes debt covenants, which contain certain financial thresholds and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the 2018 credit facility at March 31, 2019.

Under the 2018 credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total leverage ratio as defined in the credit agreement. The applicable rates per annum may be based on either: (1) the LIBOR rate or EURIBOR rate (subject to a floor of 0%), plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 0.50%, or (iii) one-month LIBOR plus 1.00%. At March 31, 2019, the interest rate for both the term loan and revolver was 4.50%, which includes the LIBOR rate plus a margin of 2.00%.

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

Debt Maturities
The amount of required minimum principal payments on our long-term debt in aggregate over the next five years, are as follows:

Year Ending December 31,	Minimum Payments
In thousands
2019 (amount remaining at March 31, 2019)	$14,375
2020	44,688
2021	60,937
2022	65,000
2023	438,750
2024	—
Total minimum payments on debt	$623,750

Note 7:    Derivative Financial Instruments

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Refer to "Note 13: Shareholder's Equity" and "Note 14: Fair Values of Financial Instruments" for additional disclosures on our derivative instruments.

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

The fair values of our derivative instruments were as follows:

		Fair Value
Derivative Assets	Balance Sheet Location	March 31, 2019	December 31, 2018
Derivatives designated as hedging instruments under Subtopic 815-20		(in thousands)
Interest rate swap contract	Other current assets	$1,568	$1,866
Interest rate cap contracts	Other current assets	420	535
Foreign exchange options	Other current assets	1,407	—
Cross currency swap contract	Other current assets	1,608	1,631
Interest rate swap contract	Other long-term assets	259	746
Interest rate cap contracts	Other long-term assets	67	251
Cross currency swap contract	Other long-term assets	2,587	1,339
Derivatives not designated as hedging instruments under Subtopic 815-20
Foreign exchange forward contracts	Other current assets	94	157
Total asset derivatives		$8,010	$6,525

Derivative Liabilities
Derivatives not designated as hedging instruments under Subtopic 815-20
Foreign exchange forward contracts	Other current liabilities	$127	$337

The changes in accumulated other comprehensive income (loss) (AOCI), net of tax, for our derivative and nonderivative hedging instruments designated as hedging instruments, net of tax, were as follows:

In thousands	2019	2018
Net unrealized loss on hedging instruments at January 1,	$(13,179)	$(13,414)
Unrealized gain (loss) on hedging instruments	211	1,183
Realized (gains) losses reclassified into net income (loss)	(76)	(14)
Net unrealized loss on hedging instruments at March 31,	$(13,044)	$(12,245)

Reclassification of amounts related to hedging instruments are included in interest expense in the Consolidated Statements of Operations for the periods ended March 31, 2019 and 2018. Included in the net unrealized gain (loss) on hedging instruments at March 31, 2019 and 2018 is a loss of $14.4 million, net of tax, related to our nonderivative net investment hedge, which terminated in 2011. This loss on our net investment hedge will remain in AOCI until such time when earnings are impacted by a sale or liquidation of the associated foreign operation.

A summary of the effect of netting arrangements on our financial position related to the offsetting of our recognized derivative assets and liabilities under master netting arrangements or similar agreements is as follows:

Offsetting of Derivative Assets	Gross Amounts of Recognized Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
In thousands		Derivative Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2019	$8,010	$(112)	$—	$7,898

December 31, 2018	$6,525	$(103)	$—	$6,422

Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
In thousands		Derivative Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2019	$127	$(112)	$—	$15

December 31, 2018	$337	$(103)	$—	$234

Our derivative assets and liabilities subject to netting arrangements consist of foreign exchange forwards and options and interest rate contracts with six counterparties at March 31, 2019 and five counterparties at December 31, 2018. No derivative asset or liability balance with any of our counterparties was individually significant at March 31, 2019 or December 31, 2018. Our derivative contracts with each of these counterparties exist under agreements that provide for the net settlement of all contracts through a single payment in a single currency in the event of default. We have no pledges of cash collateral against our obligations nor have we received pledges of cash collateral from our counterparties under the associated derivative contracts.

Cash Flow Hedges
As a result of our floating rate debt, we are exposed to variability in our cash flows from changes in the applicable interest rate index. We enter into interest rate caps and swaps to reduce the variability of cash flows from increases in the LIBOR based borrowing rates on our floating rate credit facility. These instruments do not protect us from changes to the applicable margin under our credit facility. At March 31, 2019, our LIBOR-based debt balance was $623.8 million.

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

In April 2018, we entered into a cross-currency swap, which converts $56.0 million of floating LIBOR-based U.S. Dollar denominated debt into 1.38% fixed rate euro denominated debt. This cross-currency swap matures on April 30, 2021 and mitigates the risk associated with fluctuations in currency rates impacting cash flows related to U.S. Dollar denominated debt in a euro functional currency entity. Changes in the fair value of the cross-currency swap are recognized as a component of OCI and will be recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as an adjustment to interest expense along with the earnings effect of the hedged item. The amount of net gains expected to be reclassified into earnings in the next 12 months is $1.6 million.

As a result of our forecasted purchases in non-functional currency, we are exposed to foreign exchange risk. We hedge portions of our forecasted foreign currency inventory purchases. During January 2019, we entered into foreign exchange option contracts for a total notional amount of $72 million at a cost of $1.3 million. The contracts will mature ratably through the year with final maturity in October 2019. Changes in the fair value of the option contracts are recognized as a component of OCI and will be recognized in product cost of revenues when the hedged item affects earnings.

The before-tax effects of our accounting for derivative instruments designated as hedges on AOCI were as follows:

Derivatives in Subtopic 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative		Gain (Loss) Reclassified from AOCI into Income
			Location	Amount
In thousands	2019	2018	In thousands	2019	2018
Three Months Ended March 31,
Interest rate swap contracts	$(318)	$1,247	Interest expense	$466	$88
Interest rate cap contracts	156	188	Interest expense	292	(70)
Foreign exchange options	307	—	Product cost of revenues	—	—
Cross currency swap contract	2,008	—	Interest expense	494	—
Cross currency swap contract	—	—	Other income/(expense), net	892	—

These reclassification amounts presented above also represent the loss (gain) recognized in net income (loss) on hedging relationships under Subtopic 815-20 on the Consolidated Statements of Operations. For the three months ended March 31, 2019 and 2018, there were no amounts reclassified from AOCI as a result that a forecasted transaction is no longer probable of occurring, and no amounts excluded from effectiveness testing recognized in earnings based on changes in fair value.

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized to other income and expense. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of March 31, 2019, a total of 51 contracts were offsetting our exposures from the Euro, Pound Sterling, Indonesian Rupiah, Chinese Yuan, Canadian Dollar, Indian Rupee and various other currencies, with notional amounts ranging from $109,000 to $7.6 million.

The effect of our derivative instruments not designated as hedges on the Consolidated Statements of Operations was as follows:

Derivatives Not Designated as Hedging Instrument under Subtopic 815-20	Location	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
	In thousands	2019	2018
Three Months Ended March 31,
Foreign exchange forward contracts	Other income (expense), net	$(790)	$(1,523)
Interest rate cap contracts	Interest expense	—	282

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

Amounts recognized on the Consolidated Balance Sheets consist of:

In thousands	March 31, 2019	December 31, 2018
Assets
Plan assets in other long-term assets	$576	$572

Liabilities
Current portion of pension benefit obligation in wages and benefits payable	2,890	2,730
Long-term portion of pension benefit obligation	90,925	91,522

Pension benefit obligation, net	$93,239	$93,680

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

Net periodic pension benefit costs for our plans include the following components:

	Three Months Ended March 31,
In thousands	2019	2018
Service cost	$1,079	$1,049
Interest cost	582	609
Expected return on plan assets	(156)	(181)
Amortization of actuarial net loss	345	403
Amortization of unrecognized prior service costs	17	17
Net periodic benefit cost	$1,867	$1,897

The components of net periodic benefit cost, other than the service cost component, are included in total other income (expense) on the Consolidated Statements of Operations.

Note 9:    Stock-Based Compensation

We maintain the Second Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan), which allows us to grant stock-based compensation awards, including stock options, restricted stock units, phantom stock, and unrestricted stock units. Under the Stock Incentive Plan, we have 12,623,538 shares of common stock reserved and authorized for issuance subject to stock splits, dividends, and other similar events. At March 31, 2019, 6,318,953 shares were available for grant under the Stock Incentive Plan. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied. These shares are subject to a fungible share provision such that the authorized share reserve is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

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

In addition, we maintain the Employee Stock Purchase Plan (ESPP), for which 272,602 shares of common stock were available for future issuance at March 31, 2019.

Unrestricted stock and ESPP activity for the three months ended March 31, 2019 and 2018 was not significant.

Stock-Based Compensation Expense
Total stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended March 31,
In thousands	2019	2018
Stock options	$581	$831
Restricted stock units	6,467	7,057
Unrestricted stock awards	157	207
Phantom stock units	918	690
Total stock-based compensation	$8,123	$8,785

Related tax benefit	$1,443	$1,534

Stock Options
A summary of our stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2018	956	$47.10	6.3	$21,965
Converted upon acquisition	42	51.86			$14.86
Granted	101	69.30			$24.83
Exercised	(62)	40.31		2,104
Forfeited	(3)	72.25
Expired	(7)	95.96
Outstanding, March 31, 2018	1,027	$49.49	6.5	$24,051

Outstanding, January 1, 2019	895	$47.93	6.2	$4,806
Exercised	(20)	44.99		211
Forfeited	(7)	67.53
Outstanding, March 31, 2019	868	$47.83	6.0	$4,402

Exercisable, March 31, 2019	734	$44.46	5.5	$4,402

Expected to vest, March 31, 2019	134	$66.25	8.6	$—

At March 31, 2019, total unrecognized stock-based compensation expense related to nonvested stock options was $1.8 million, which is expected to be recognized over a weighted average period of approximately 1.6 years.

The weighted-average assumptions used to estimate the fair value of stock options granted and the resulting weighted average fair value are as follows:

	Three Months Ended March 31,
	2019	2018
Expected volatility	—%	30.9%
Risk-free interest rate	—%	2.8%
Expected term (years)	N/A	6.1
There were no employee stock options granted for the three months ended March 31, 2019.

Restricted Stock Units
The following table summarizes restricted stock unit activity:

In thousands	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, January 1, 2018	556
Converted upon acquisition	579
Granted	136	$69.30
Released (1)	(352)		$17,231
Forfeited	(28)
Outstanding, March 31, 2018	891

Outstanding, January 1, 2019	817	$59.70
Granted	107	56.04
Released (1)	(316)	60.29	$19,074
Forfeited	(17)	66.17
Outstanding, March 31, 2019	591	64.51

Vested but not released, March 31, 2019	8		$361

Expected to vest, March 31, 2019	579		$27,018
(1)     Shares released is presented gross of shares netted for employee payroll tax obligations.

At March 31, 2019, total unrecognized compensation expense on restricted stock units was $36.2 million, which is expected to be recognized over a weighted average period of approximately 2.0 years.

The weighted-average assumptions used to estimate the fair value of performance-based restricted stock units granted and the resulting weighted average fair value are as follows:

	Three Months Ended March 31,
	2019	2018
Expected volatility	31.3%	28.0%
Risk-free interest rate	2.5%	2.2%
Expected term (years)	1.6	2.1

Weighted average fair value	$60.91	$78.56

Phantom Stock Units
The following table summarizes phantom stock unit activity:

In thousands	Number of Phantom Stock Units	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2018	63
Converted upon acquisition	21
Granted	31	$69.30
Released	(27)
Forfeited	(1)
Outstanding, March 31, 2018	87

Expected to vest, March 31, 2018	85

Outstanding, January 1, 2019	83	$61.80
Granted	12	49.39
Released	(35)	55.99
Forfeited	(2)	63.88
Outstanding, March 31, 2019	58	62.56

Expected to vest, March 31, 2019	58

At March 31, 2019, total unrecognized compensation expense on phantom stock units was $2.5 million, which is expected to be recognized over a weighted average period of approximately 2.1 years. As of both March 31, 2019 and December 31, 2018, we have recognized a phantom stock liability of $0.3 million and $1.5 million, respectively, within wages and benefits payable in the Consolidated Balance Sheets.

Note 10: Income Taxes

We determine the interim tax benefit (provision) by applying an estimate of the annual effective tax rate to the year-to-date pretax book income (loss) and adjusting for discrete items during the reporting period, if any. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded.

Our tax rate for the three months ended March 31, 2019 of 102% differed from the federal statutory rate of 21% due primarily to unbenefitted losses experienced in jurisdictions with valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions.

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

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense recognized were as follows:

	Three Months Ended March 31,
In thousands	2019	2018
Net interest and penalties expense	$301	$424

Accrued interest and penalties recognized were as follows:

In thousands	March 31, 2019	December 31, 2018
Accrued interest	$2,516	$2,127
Accrued penalties	1,653	1,758

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate were as follows:

In thousands	March 31, 2019	December 31, 2018
Unrecognized tax benefits related to uncertain tax positions	$113,543	$112,558
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	112,228	111,224

At March 31, 2019, we are under examination by certain tax authorities for the 2010 to 2017 tax years. The material jurisdictions where we are subject to examination for the 2010 to 2017 tax years include, among others, the United States, France, Germany, Italy, Brazil and the United Kingdom. No material changes have occurred to previously disclosed assessments. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

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

Our available lines of credit, outstanding standby LOCs, and performance bonds were as follows:

In thousands	March 31, 2019	December 31, 2018
Credit facilities
Multicurrency revolving line of credit	$500,000	$500,000
Long-term borrowings	—	—
Standby LOCs issued and outstanding	(40,748)	(40,983)
Net available for additional borrowings under the multi-currency revolving line of credit	$459,252	$459,017

Net available for additional standby LOCs under sub-facility	$259,252	$259,017

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$107,117	$108,039
Standby LOCs issued and outstanding	(19,300)	(19,386)
Short-term borrowings	(513)	(2,232)
Net available for additional borrowings and LOCs	$87,304	$86,421

Unsecured surety bonds in force	$111,197	$94,365

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

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended March 31,
In thousands	2019	2018
Beginning balance	$60,443	$34,862
Assumed liabilities from acquisition	—	5,742
New product warranties	1,718	818
Other adjustments and expirations	1,861	4,044
Claims activity	(6,083)	(4,108)
Effect of change in exchange rates	(407)	621
Ending balance	57,532	41,979
Less: current portion of warranty	39,737	26,533
Long-term warranty	$17,795	$15,446

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to insurance and supplier recoveries, other changes and adjustments to warranties, and customer claims. Warranty expense was as follows:

	Three Months Ended March 31,
In thousands	2019	2018
Total warranty expense	$1,779	$4,862

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

Plan costs were as follows:

	Three Months Ended March 31,
In thousands	2019	2018
Plan costs	$6,878	$8,680

The IBNR accrual, which is included in wages and benefits payable, was as follows:

In thousands	March 31, 2019	December 31, 2018
IBNR accrual	$3,234	$3,643

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

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2018 Projects are as follows:

In thousands	Total Expected Costs at March 31, 2019	Costs Recognized in Prior Periods	Costs Recognized During the Three Months Ended March 31, 2019	Expected Remaining Costs to be Recognized at March 31, 2019
Employee severance costs	$75,573	$73,778	$1,795	$—
Asset impairments & net loss on sale or disposal	218	117	101	—
Other restructuring costs	23,304	4,228	3,736	15,340
Total	$99,095	$78,123	$5,632	$15,340

2016 Projects
On September 1, 2016, we announced projects (2016 Projects) to restructure various company activities in order to improve operational efficiencies, reduce expenses and improve competitiveness. We expect to close or consolidate several facilities and reduce our global workforce as a result of the restructuring. The 2016 Projects were initiated during the third quarter of 2016 and were substantially completed at December 31, 2018.

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2016 Projects are as follows:

In thousands	Total Expected Costs at March 31, 2019	Costs Recognized in Prior Periods	Costs Recognized During the Three Months Ended March 31, 2019	Expected Remaining Costs to be Recognized at March 31, 2019
Employee severance costs	$36,274	$35,845	$429	$—
Asset impairments & net loss on sale or disposal	5,659	5,664	(5)	—
Other restructuring costs	13,719	11,763	1,206	750
Total	$55,652	$53,272	$1,630	$750

The following table summarizes the activity within the restructuring related balance sheet accounts for the 2018 and 2016 Projects during the three months ended March 31, 2019:

In thousands	Accrued Employee Severance	Asset Impairments & Net Loss on Sale or Disposal	Other Accrued Costs	Total
Beginning balance, January 1, 2019	$72,152	$—	$3,416	$75,568
Costs charged to expense	2,224	96	4,942	7,262
Cash (payments) receipts	(4,088)	—	(6,021)	(10,109)
Net assets disposed and impaired	—	—	—	—
Effect of change in exchange rates	(822)	—	10	(812)
Ending balance, March 31, 2019	$69,466	$96	$2,347	$71,909

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

The current portion of restructuring liabilities was $30.6 million and $36.0 million as of March 31, 2019 and December 31, 2018. The current portion of restructuring liabilities is classified within other current liabilities on the Consolidated Balance Sheets. The long-term portion of restructuring liabilities balances was $41.3 million and $39.6 million as of March 31, 2019 and December 31, 2018. The long-term portion of restructuring liabilities is classified within other long-term obligations on the Consolidated Balance Sheets and include severance accruals and facility exit costs.

Note 13:    Shareholders' Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at March 31, 2019 and December 31, 2018.

Stock Repurchase Authorization
On March 14, 2019, Itron's Board of Directors authorized the Company to repurchase up to $50 million of our common stock over a 12-month period (the 2019 Stock Repurchase Program). Following the announcement of the program and through March 31, 2019, we repurchased 165,400 shares at an average share price of $47.25 (including commissions) for a total of $7.8 million. Subsequent to March 31, 2019, we repurchased an additional 363,996 shares at an average price of $47.21 (including commissions) for a total of $17.2 million. The remaining amount authorized for repurchase under the 2019 Stock Repurchase Program is $25 million. In accordance with the terms of our 5% senior notes indenture maturing January 15, 2026, we are limited to a total of $25 million in stock repurchases in 2019. As we have already met that threshold, we will not repurchase any more shares for the remainder of 2019.

Other Comprehensive Income (Loss)
The before-tax amount, income tax (provision) benefit, and net-of-tax amount related to each component of OCI were as follows:

	Three Months Ended March 31,
In thousands	2019	2018
Before-tax amount
Foreign currency translation adjustment	$(2,254)	$16,293
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	171	1,436
Net hedging (gain) loss reclassified into net income	(264)	(19)
Net unrealized gain (loss) on defined benefit plans	342	—
Net defined benefit plan loss reclassified to net income	179	420
Total other comprehensive income (loss), before tax	$(1,826)	$18,130

Tax (provision) benefit
Foreign currency translation adjustment	$(132)	$7
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	40	(253)
Net hedging (gain) loss reclassified into net income	188	5
Net unrealized gain (loss) on defined benefit plans	(15)	—
Net defined benefit plan loss reclassified to net income	(35)	(6)
Total other comprehensive income (loss) tax benefit	$46	$(247)

Net-of-tax amount
Foreign currency translation adjustment	$(2,386)	$16,300
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	211	1,183
Net hedging (gain) loss reclassified into net income	(76)	(14)
Net unrealized gain (loss) on defined benefit plans	327	—
Net defined benefit plan loss reclassified to net income	144	414
Total other comprehensive income (loss), net of tax	$(1,780)	$17,883

The changes in the components of AOCI, net of tax, were as follows:

In thousands	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Benefit Obligation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2018	$(128,648)	$966	$(14,380)	$(28,416)	$(170,478)
OCI before reclassifications	16,300	1,183	—	—	17,483
Amounts reclassified from AOCI	—	(14)	—	414	400
Total other comprehensive income (loss)	16,300	1,169	—	414	17,883
Balances at March 31, 2018	$(112,348)	$2,135	$(14,380)	$(28,002)	$(152,595)

Balances at January 1, 2019	$(157,489)	$1,201	$(14,380)	$(25,637)	$(196,305)
OCI before reclassifications	(2,386)	211	—	327	(1,848)
Amounts reclassified from AOCI	—	(76)	—	144	68
Total other comprehensive income (loss)	(2,386)	135	—	471	(1,780)
Balances at March 31, 2019	$(159,875)	$1,336	$(14,380)	$(25,166)	$(198,085)

Note 14:    Fair Values of Financial Instruments

The following table presents the fair values of our financial instruments:

	March 31, 2019		December 31, 2018
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$110,828	$110,828	$120,221	$120,221
Restricted cash	2,137	2,137	2,107	2,107
Foreign exchange options	1,407	1,407	—	—
Foreign exchange forwards	94	94	157	157
Interest rate swaps	1,827	1,827	2,612	2,612
Interest rate caps	487	487	786	786
Cross currency swaps	4,195	4,195	2,970	2,970

Liabilities
Credit facility
USD denominated term loan	$623,750	$622,644	$637,813	$630,971
Multicurrency revolving line of credit	—	—	—	—
Senior notes	400,000	393,500	400,000	368,000
Foreign exchange forwards	127	127	337	337

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

Senior Notes: The Notes are not registered securities nor listed on any securities exchange but may be actively traded by qualified institutional buyers. The fair value is estimated using Level 1 inputs, as it is based on quoted prices for these instruments in active markets.

The fair values at March 31, 2019 and December 31, 2018 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

Note 15:    Segment Information

Effective October 1, 2018, we reorganized our operational reporting segmentation from Electricity, Gas, Water, and Networks to Device Solutions, Networked Solutions, and Outcomes. Prior period segment results have been recast to conform to the new segment structure. As part of our reorganization, we actively integrated our recent acquisitions and are making investment decisions and implementing an organizational structure that aligns with these new segments. In conjunction with the rollout of our new operating segments, we unified our go-to-market strategy with a single, global, sales force that sells the full portfolio of Itron solutions, products and services. We continue to manage our research and development, service delivery, supply chain, and manufacturing operations on a worldwide basis to promote global, integrated oversight of our operations and to ensure consistency and interoperability between our operating segments.

With this reorganization, we continue to operate under the Itron brand worldwide and will manage and report under the three operating segments: Device Solutions, Networked Solutions, and Outcomes.

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

Revenues, gross profit, and operating income associated with our operating segments were as follows:

	Three Months Ended March 31,
In thousands	2019	2018
Product revenues
Device Solutions	$218,569	$245,423
Networked Solutions	314,350	279,795
Outcomes	11,931	11,892
Total Company	$544,850	$537,110

Service revenues
Device Solutions	$3,186	$3,944
Networked Solutions	22,077	22,543
Outcomes	44,463	43,624
Total Company	$69,726	$70,111

Total revenues
Device Solutions	$221,755	$249,367
Networked Solutions	336,427	302,338
Outcomes	56,394	55,516
Total Company	$614,576	$607,221

Gross profit
Device Solutions	$39,916	$53,604
Networked Solutions	127,068	114,241
Outcomes	20,279	12,010
Total Company	$187,263	$179,855

Operating income (loss)
Device Solutions	$25,457	$38,192
Networked Solutions	95,322	79,943
Outcomes	10,410	(655)
Corporate unallocated	(110,366)	(257,928)
Total Company	20,823	(140,448)
Total other income (expense)	(14,851)	(16,010)
Income (loss) before income taxes	$5,972	$(156,458)

For the three months ended March 31, 2019, one customer represented 11% of total company revenues. For the three months ended March 31, 2018, no customer represented more than 10% of total company revenues.

We currently buy a majority of our integrated circuit board assemblies from three suppliers. Management believes that other suppliers could provide similar products, but a change in suppliers, disputes with our suppliers, or unexpected constraints on the suppliers' production capacity could adversely affect operating results.

Revenues by region were as follows:

	Three Months Ended March 31,
In thousands	2019	2018
United States and Canada	$397,566	$355,932
Europe, Middle East, and Africa	171,242	202,074
Other(1)	45,768	49,215
Total revenues	$614,576	$607,221

(1)	Other includes our operations in Latin America and Asia Pacific.

Depreciation and amortization of intangible assets expense associated with our operating segments was as follows:

	Three Months Ended March 31,
In thousands	2019	2018
Device Solutions	$6,436	$6,474
Networked Solutions	3,248	3,244
Outcomes	1,302	1,709
Corporate unallocated	17,441	19,645
Total Company	$28,427	$31,072

Note 16: Revenues

A summary of significant net changes in the contract assets and the contract liabilities balances during the period is as follows:

2019
In thousands	Contract liabilities, less contract assets
Beginning balance, January 1	$102,130
Revenues recognized from beginning contract liability	(36,215)
Increases due to amounts collected or due	90,592
Revenues recognized from current period increases	(40,740)
Other	(8,889)
Ending balance, March 31	$106,878

On January 1, 2019, total contract assets were $34.3 million and total contract liabilities were $136.5 million. On March 31, 2019, total contract assets were $31.6 million and total contract liabilities were $138.5 million. The contract assets primarily relate to contracts that include a retention clause and allocations related to contracts with multiple performance obligations. The contract liabilities primarily relate to deferred revenue, such as extended warranty and maintenance cost.

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

Total transaction price allocated to remaining performance obligations related to contracts is approximately $1.2 billion for the next twelve months and approximately $766 million for periods longer than 12 months. The total remaining performance obligations is comprised of product and service components. The service component relates primarily to maintenance agreements for which customers pay a full year's maintenance in advance, and service revenues are generally recognized over the service period. Total transaction price allocated to remaining performance obligations also includes our extended warranty contracts, for which revenue is recognized over the warranty period, and hardware, which is recognized as units are delivered. The estimate of when remaining performance obligations will be recognized requires significant judgment.

Cost to obtain a contract and cost to fulfill a contract with a customer
Cost to obtain a contract and costs to fulfill a contract were capitalized and amortized using a systematic rational approached to align with the transfer of control of underlying contracts with customers. While amounts were capitalized, amounts are not material for disclosure.

Disaggregation of revenue
Refer to "Note 15: Segments" and the Consolidated Statement of Operations for disclosure regarding the disaggregation of revenue into categories, which depict how revenue and cash flows are affected by economic factors. Specifically, our operating segments and geographical regions as disclosed, and categories for products, which include hardware and software and services as presented.

Note 17: Leases

We lease certain factories, service and distribution locations, offices, and equipment under operating leases. Our operating leases have initial lease terms ranging from 1 to 9 years, some of which include options to extend or renew the leases for up to 10 years. Certain lease agreements contain provisions for future rent increases. Our leases do not contain material residual value guarantees and finance leases are not material.

We have not elected the short-term lease exemption. All leases with a lease term of greater than one month are included in the following tables.

The components of operating lease expense are as follows:

In thousands	Three Months Ended March 31, 2019
Operating lease cost	$5,923
Variable lease cost	442
Total operating lease cost	$6,365

Supplemental cash flow information related to operating leases are as follows:

In thousands	Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$5,615
Right‑of‑use assets obtained in exchange for operating lease liabilities	8,183

Supplemental balance sheet information related to operating leases are as follows:

In thousands	March 31, 2019
Operating lease right-of-use assets, net	$77,888

Other current liabilities	$14,451
Operating lease liabilities	66,865
Total operating lease liability	$81,316
Weighted-average remaining lease term - Operating leases	6.4 years
Weighted-average discount rate - Operating leases	5.0%

Remaining maturities of operating lease liabilities as of March 31, 2019 are as follows:

In thousands	March 31, 2019
2019 (amount remaining at March 31, 2019)	$11,853
2020	16,386
2021	13,971
2022	11,344
2023	11,180
Thereafter	31,203
Total lease payments	95,937
Less: Imputed interest	(14,621)
Total operating lease liability	$81,316

The future obligations under operating leases in effect as of December 31, 2018 as determined prior to adoption of ASC 842 are as follows:

In thousands	December 31, 2018
Less than 1 year	$17,456
1-3 years	26,241
3-5 years	19,659
Beyond 5 years	26,703
Total operating lease liability	$90,059

Item 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes included in this report and with our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (SEC) on February 28, 2019.

Documents we provide to the SEC are available free of charge under the Investors section of our website at www.itron.com as soon as practicable after they are filed with or furnished to the SEC. In addition, these documents are available at the SEC's website (http://www.sec.gov), at the SEC's Headquarters at 100 F Street, NE, Washington, DC 20549, or by calling 1-800-SEC-0330.

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, revenues, earnings growth, liquidity, restructuring, and other items. This document reflects our current plans and expectations and is based on information currently available as of the date of this Quarterly Report on Form 10-Q. When we use the words "expect," "intend," "anticipate," "believe," "plan," "project," "estimate," "future," "objective," "may," "will," "will continue," and similar expressions, they are intended to identify forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. Although we believe that these assumptions and estimates are reasonable, any of these assumptions and estimates could prove to be inaccurate and the forward looking statements based on them could be incorrect and cause our actual results to vary materially from expected results. For a more complete description of these and other risks, refer to Item 1A: "Risk Factors" included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on February 28, 2019 and our other reports on file with the SEC. We do not undertake any obligation to update or revise any forward-looking statement in this document.

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

Total Company Highlights and Unit Shipments

Highlights and significant developments for the three months ended months ended March 31, 2019

•	Revenues were $614.6 million compared with $607.2 million in the same period last year, an increase of $7.4 million, or 1%.

•	Gross margin was 30.5% compared with 29.6% in the same period last year.

•	Operating expenses decreased $153.9 million, or 48%, compared with the same period last year.

•	Net loss attributable to Itron, Inc. was $1.9 million, compared with a net loss of $145.7 million in the same period last year.

•	GAAP diluted EPS increased by $3.69 to a net loss of $0.05 as compared with the same period last year.

•	Non-GAAP net income attributable to Itron, Inc. was $27.9 million compared with $5.1 million in the same period last year.

•	Non-GAAP diluted EPS was $0.70, an increase of $0.57 compared with the same period last year.

•	Adjusted EBITDA increased $26.2 million, or 66%, compared with the same period last year.

Stock Repurchase Authorization
On March 14, 2019, Itron's Board of Directors authorized the Company to repurchase up to $50 million of our common stock over a 12-month period (the 2019 Stock Repurchase Program). Following the announcement of the program and through March 31, 2019, we repurchased 165,400 shares at an average share price of $47.25 (including commissions) for a total of $7.8 million. Subsequent to March 31, 2019, we repurchased an additional 363,996 shares at an average price of $47.21 (including commissions) for a total of $17.2 million. The remaining amount authorized for repurchase under the 2019 Stock Repurchase Program is $25 million. In accordance with the terms of our 5% senior notes indenture maturing January 15, 2026, we are limited to a total of $25 million in stock repurchases in 2019. As we have already met that threshold, we will not repurchase any more shares for the remainder of 2019.

2018 Restructuring Projects
On February 22, 2018, our Board of Directors approved a restructuring plan (2018 Projects) to continue our efforts to optimize our global supply chain and manufacturing operations, research and development, and sales and marketing organizations. We expect to substantially complete the plan by the end of 2020. We recognized restructuring expense of $5.6 million related to the 2018 Projects during the three months ended March 31, 2019, and we anticipate an additional $15.3 million to be recognized in future periods. At the conclusion of the 2018 Projects, we anticipate annualized savings of $45 million to $50 million. For further discussion of restructuring activities, refer to Item 1: "Financial Statements (Unaudited), Note 12: Restructuring."

The following table summarizes the changes in GAAP and Non-GAAP financial measures:

	Three Months Ended March 31,
In thousands, except margin and per share data	2019	2018	% Change
GAAP
Revenues
Product revenues	$544,850	$537,110	1%
Service revenues	69,726	70,111	(1)%
Total revenues	614,576	607,221	1%

Gross profit	$187,263	$179,855	4%
Operating expenses	166,440	320,303	(48)%
Operating income (loss)	20,823	(140,448)	(115)%
Other income (expense)	(14,851)	(16,010)	(7)%
Income tax benefit (provision)	(6,121)	11,188	(155)%
Net loss attributable to Itron, Inc.	(1,907)	(145,666)	(99)%

Non-GAAP(1)
Non-GAAP operating expenses	$130,557	$152,051	(14)%
Non-GAAP operating income	56,706	27,804	104%
Non-GAAP net income attributable to Itron, Inc.	27,890	5,094	448%
Adjusted EBITDA	65,758	39,573	66%

GAAP Margins and Earnings Per Share
Gross margin
Product gross margin	29.1%	28.7%
Service gross margin	40.9%	36.5%
Total gross margin	30.5%	29.6%

Operating margin	3.4%	(23.1)%
Basic EPS	$(0.05)	$(3.74)
Diluted EPS	$(0.05)	$(3.74)

Non-GAAP Earnings Per Share(1)
Non-GAAP diluted EPS	$0.70	$0.13

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

A summary of our endpoints shipped is as follows:

	Three Months Ended March 31,
Units in thousands	2019	2018
Itron Endpoints
Standard endpoints	3,960	4,140
Networked endpoints	5,490	5,540
Total endpoints	9,450	9,680

Results of Operations

Revenues and Gross Margin

The actual results and effects of changes in foreign currency exchange rates in revenues and gross profit were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended March 31,
In thousands	2019	2018
Total Company
Revenues	$614,576	$607,221	$(21,962)	$29,317	$7,355
Gross profit	187,263	179,855	(5,014)	12,422	7,408

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues
Revenues increased $7.4 million, or 1%, for the three months ended months ended March 31, 2019, compared with the same period in 2018. This growth for the three months ended March 31, 2019 was driven primarily by the Networked Solutions segment, which increased $34.1 million for the three months ended March 31, 2019. The Outcomes segment was flat when compared with the first quarter last year, and the Device Solutions segment decreased by $27.6 million. Changes in exchange rates unfavorably impacted total revenues by $22.0 million during the period. Product revenues increased $7.7 million, or 1%. Service revenues during the first quarter of 2019 decreased slightly by $0.4 million, or 1%.

Gross Margin
Gross margin for the first quarter of 2019 was 30.5%, compared with 29.6% for the same period in 2018. Our gross margin associated with product sales increased to 29.1% for the three months ended March 31, 2019 compared with 28.7% for the same period in 2018. The product gross margin in 2019 was favorably impacted by product mix, including sales of software in our Networked Solutions segment, and lower warranty costs. Gross margin associated with our service revenues increased to 40.9% for the three months ended March 31, 2019 as compared with 36.5% for the same period in 2018.

Operating Expenses

The actual results and effects of changes in foreign currency exchange rates in operating expenses were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended March 31,
In thousands	2019	2018
Total Company
Sales, general and administrative	$92,715	$154,414	$(4,502)	$(57,197)	$(61,699)
Research and development	50,490	60,284	(696)	(9,098)	(9,794)
Amortization of intangible assets	15,973	17,740	(255)	(1,512)	(1,767)
Restructuring	7,262	87,865	(7,362)	(73,241)	(80,603)
Total Operating expenses	$166,440	$320,303	$(12,815)	$(141,048)	$(153,863)

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Operating expenses decreased $153.9 million for the three months ended March 31, 2019 as compared with the same period in 2018. This was primarily due to the decrease of $80.6 million in restructuring expense and the $61.7 million decrease in sales, general, and administrative expenses due to benefits from restructuring and integration initiatives. Acquisition and integration costs, which are classified within sales, general and administrative expenses, decreased by $51.1 million from the first quarter of 2018.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended March 31,		% Change
In thousands	2019	2018
Interest income	$328	$661	(50)%
Interest expense	(12,335)	(12,113)	2%
Amortization of prepaid debt fees	(1,200)	(3,391)	(65)%
Other income (expense), net	(1,644)	(1,167)	41%
Total other income (expense)	$(14,851)	$(16,010)	(7)%

Total other income (expense) for the three months ended March 31, 2019 was a net expense of $14.9 million, compared with $16.0 million in the same period in 2018. This was primarily due to the lower amortization of prepaid debt fees in 2019.

Income Tax Provision

For the three months ended March 31, 2019, our income tax expense was $6.1 million compared with income tax benefit of $11.2 million for the same period in 2018. Our tax rate for the three months ended March 31, 2019 of 102% differed from the federal statutory rate of 21% due to the forecasted mix of earnings in domestic and international jurisdictions and losses experienced in jurisdictions with valuation allowances on deferred tax assets. Our tax rate for the three months ended March 31, 2018 of 7% differed from the federal statutory rate of 21% due to the forecasted mix of earnings in domestic and international jurisdictions, a benefit related to excess stock based compensation, and losses experienced in jurisdictions with valuation allowances on deferred tax assets.

Operating Segment Results

For a description of our operating segments, refer to Item 1: "Financial Statements (Unaudited) Note 15: Segment Information."

	Three Months Ended March 31,
In thousands	2019	2018	% Change
Segment Revenues
Device Solutions	$221,755	$249,367	(11)%
Networked Solutions	336,427	302,338	11%
Outcomes	56,394	55,516	2%
Total revenues	$614,576	$607,221	1%

	Three Months Ended March 31,
	2019		2018
In thousands	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin
Device Solutions	$39,916	18.0%	$53,604	21.5%
Networked Solutions	127,068	37.8%	114,241	37.8%
Outcomes	20,279	36.0%	12,010	21.6%
Total gross profit and margin	$187,263	30.5%	$179,855	29.6%

	Three Months Ended March 31,
In thousands	2019	2018	% Change
Segment Operating Expenses
Device Solutions	$14,459	$15,412	(6)%
Networked Solutions	31,746	34,298	(7)%
Outcomes	9,869	12,665	(22)%
Corporate unallocated	110,366	257,928	(57)%
Total operating expenses	$166,440	$320,303	(48)%

	Three Months Ended March 31,
	2019		2018
In thousands	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss) and Operating Margin
Device Solutions	$25,457	11.5%	$38,192	15.3%
Networked Solutions	95,322	28.3%	79,943	26.4%
Outcomes	10,410	18.5%	(655)	(1.2)%
Corporate unallocated	(110,366)	(18.0)%	(257,928)	(42.5)%
Total Company	$20,823	3.4%	$(140,448)	(23.1)%

Device Solutions:

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Device Solutions operating segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended March 31,
In thousands	2019	2018
Device Solutions Segment
Revenues	$221,755	$249,367	$(17,023)	$(10,589)	$(27,612)
Gross profit	39,916	53,604	(3,370)	(10,318)	(13,688)
Operating expenses	14,459	15,412	(428)	(525)	(953)

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues - Three months ended March 31, 2019 vs. Three months ended March 31, 2018
Revenues decreased $27.6 million, or 11% for the three months ended March 31, 2019 compared with the same period in 2018. During the three months ended March 31, 2019, product revenue decreased due to reduced shipments for certain customer projects in Europe, Middle East, and Africa (EMEA). Changes in foreign currency exchange rates unfavorably impacted revenues by $17.0 million.

Gross Margin - Three months ended March 31, 2019 vs. Three months ended March 31, 2018
Gross margin was 18.0% for the three months ended March 31, 2019, compared with 21.5% for the same period in 2018. The 350 basis point decrease over the prior year was primarily the result of unfavorable product mix and increased component costs, partially offset by reduced warranty expense.

Operating Expenses - Three months ended March 31, 2019 vs. Three months ended March 31, 2018
Operating expenses decreased $1.0 million, or 6%, for the three months ended March 31, 2019, compared with the same period in 2018. The decrease was primarily a result of lower research and development expense, which offset higher product marketing expense.

Networked Solutions:

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Networked Solutions operating segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended March 31,
In thousands	2019	2018
Networked Solutions Segment
Revenues	$336,427	$302,338	$(3,638)	$37,727	$34,089
Gross profit	127,068	114,241	(1,107)	13,934	12,827
Operating expenses	31,746	34,298	(78)	(2,474)	(2,552)

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues - Three months ended March 31, 2019 vs. Three months ended March 31, 2018
Revenues increased $34.1 million, or 11%, for the three months ended March 31, 2019 compared with the same period in 2018. This was primarily related to increased hardware and software sales offset by $3.6 million of unfavorable changes in foreign currency exchange rates.

Gross Margin - Three months ended March 31, 2019 vs. Three months ended March 31, 2018
Gross margin was 37.8% for the three months ended March 31, 2019 and 2018. Increased margins for hardware and software sales were offset by increased services costs.

Operating Expenses - Three months ended March 31, 2019 vs. Three months ended March 31, 2018
Operating expenses decreased $2.6 million, or 7%, for the three months ended March 31, 2019, compared with the same period in 2018, primarily related to lower research and development costs.

Outcomes:

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Outcomes operating segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended March 31,
In thousands	2019	2018
Outcomes Segment
Revenues	$56,394	$55,516	$(1,301)	$2,179	$878
Gross profit	20,279	12,010	(426)	8,695	8,269
Operating expenses	9,869	12,665	(53)	(2,743)	(2,796)

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues - Three months ended March 31, 2019 vs. Three months ended March 31, 2018
Revenues increased $0.9 million, or 2%, for the three months ended March 31, 2019, compared with the same period in 2018. The increase was driven by growth in managed and professional services. Revenues were unfavorably impacted by $1.3 million due to changes in foreign currency exchange rates.

Gross Margin - Three months ended March 31, 2019 vs. Three months ended March 31, 2018
Gross margin increased to 36.0%, compared with 21.6% in 2018. The 1440 basis point increase in gross margin was driven primarily by the higher margin growth in software license and managed services, as well as lower costs for services delivery.

Operating Expenses - Three months ended March 31, 2019 vs. Three months ended March 31, 2018
Operating expenses for the three months ended March 31, 2019 decreased $2.8 million, or 22%, compared with 2018. This was primarily related to lower research and development expenses.

Corporate unallocated:

Corporate Unallocated Expenses - Three months ended March 31, 2019 vs. Three months ended March 31, 2018
Operating expenses not directly associated with an operating segment are classified as "Corporate unallocated." These expenses decreased by $147.6 million, or 57%, for the three months ended March 31, 2019 compared with the same period in 2018. The decrease was primarily due to lower SSNI acquisition and integration costs and lower restructuring costs in 2019.

Bookings and Backlog of Orders

Bookings for a reported period represent customer contracts and purchase orders received during the period for hardware, software, and services that have met certain conditions, such as regulatory and/or contractual approval. Total backlog represents committed but undelivered products and services for contracts and purchase orders at period-end. Twelve-month backlog represents the portion of total backlog that we estimate will be recognized as revenue over the next 12 months. Backlog is not a complete measure of our future revenues as we also receive significant book-and-ship orders, as well as frame contracts. Bookings and backlog may fluctuate significantly due to the timing of large project awards. In addition, annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. Beginning total backlog, plus bookings, minus revenues, will not equal ending total backlog due to miscellaneous contract adjustments, foreign currency fluctuations, and other factors. Total bookings and backlog include certain contracts with termination for convenience clause, which will not agree to the total transaction price allocated to remaining performance obligations disclosed in Item 8: "Financial Statements and Supplementary Data, Note 16: Revenues".

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
In millions
March 31, 2019	$473	$3,022	$1,375
December 31, 2018	786	3,173	1,349
September 30, 2018	593	3,112	1,350
June 30, 2018	579	3,113	1,426
March 31, 2018	557	3,139	1,363

Financial Condition

Cash Flow Information:

	Three Months Ended March 31,
In thousands	2019	2018
Cash provided by (used in) operating activities	$24,924	$(24,448)
Cash used in investing activities	(11,116)	(819,821)
Cash provided by (used in) financing activities	(23,243)	501,839
Effect of exchange rates on cash and cash equivalents	72	563
Decrease in cash, cash equivalents, and restricted cash	$(9,363)	$(341,867)

Cash, cash equivalents, and restricted cash was $113.0 million at March 31, 2019, compared with $122.3 million at December 31, 2018. The $9.4 million decrease in cash, cash equivalents, and restricted cash for the three months ended March 31, 2019 was primarily the result of net payments on debt, acquisitions of property, plant, and equipment, and repurchases of shares, all of which were partially offset by cash inflows from operations.

Operating activities
Cash provided by operating activities during the three months ended March 31, 2019 was $24.9 million compared with cash used in operating activities of $24.4 million during the same period in 2018. The increase was primarily due to increased earnings and lower acquisition and integration costs and restructuring costs.

Investing activities
Cash used by investing activities during the three months ended March 31, 2019 was $808.7 million lower compared with the same period in 2018. This decreased use of cash was primarily related to the acquisition of SSNI in 2018.

Financing activities
Net cash used in financing activities during the three months ended March 31, 2019 was $23.2 million, compared with $501.8 million for the same period in 2018. In 2018, we had net draws on our debt of $523.5 million to fund the acquisition of SSNI. In 2019, we had net repayments of debt of $14.1 million and stock repurchases of $8.5 million.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations for the three months ended March 31, 2019 was an increase of $0.1 million, compared with an increase of $0.6 million for the same period in 2018. The impact of exchange rates is the result of an increase in the U.S. dollar value compared with most foreign currencies during the three months ended March 31, 2019, compared with a decrease in value compared with most foreign currencies during the same period in 2018.

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

	Three Months Ended March 31,
In thousands	2019	2018
Cash provided by (used in) operating activities	$24,924	$(24,448)
Acquisitions of property, plant, and equipment	(11,415)	(17,433)
Free cash flow	$13,509	$(41,881)

Free cash flow increased primarily as a result of higher cash provided by operating activities due to a significant decrease in acquisition and integration costs related to our acquisition of SSNI in the 2018 period. See the cash flow discussion of operating activities above. In addition, acquisition of property, plant, and equipment decreased $6.0 million during the three months ended March 31, 2019 primarily due to investments related to our strategic sourcing projects and related manufacturing and supplier transitions in 2018.

Off-balance sheet arrangements:

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at March 31, 2019 and December 31, 2018 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Liquidity and Capital Resources:

Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments of debt. Working capital, which represents current assets less current liabilities, continues to be a net favorable position.

Borrowings
On January 5, 2018, we entered into a credit agreement providing for committed credit facilities in the amount of $1.2 billion U.S. dollars, which amended and restated in its entirety our credit agreement dated June 23, 2015 and replaced committed facilities in the amount of $725 million. The 2018 credit facility consists of a $650 million U.S. dollar term loan (the term loan) and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million standby letter of credit sub-facility and a $50 million swingline sub-facility. Both the term loan and the revolver mature on January 5, 2023 and can be repaid without penalty. Amounts repaid on the term loan may not be reborrowed and amounts borrowed under the revolver during the credit facility term may be repaid and reborrowed until the revolver's maturity, at which time all outstanding loans together with all accrued and unpaid interest must be repaid. During the quarter ended March 31, 2019, we made debt prepayments on the term loan in excess of required principal payments and intend to make additional payments in excess of our current portion of debt in the next year.

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

Silver Spring Networks, Inc. Acquisition
As part of the acquisition of SSNI, we announced an integration plan to obtain approximately $50 million of annualized savings by the end of 2020. We have recognized $11.6 million of the acquisition and integration related expenses during the three months ended March 31, 2019 and expect to recognize an additional $10 million to $20 million of expenses in future periods, of which approximately 95% will be cash expenses. The majority of the additional expenses are expected to be recognized over the next 12 months.

Restructuring
As of March 31, 2019, $71.9 million was accrued for restructuring projects, of which $30.6 million is expected to be paid over the next 12 months. We also expect to recognize approximately $16.1 million in future restructuring costs, which will result in cash expenditures.

For further details regarding our restructuring activities, refer to Item 1: "Financial Statements (Unaudited), Note 12: Restructuring."

Stock Repurchase Authorization
On March 14, 2019, Itron's Board of Directors authorized the Company to repurchase up to $50 million of our common stock over a 12-month period (the 2019 Stock Repurchase Program). Following the announcement of the program and through March 31, 2019, we repurchased 165,400 shares at an average share price of $47.25 (including commissions) for a total of $7.8 million. Subsequent to March 31, 2019, we repurchased an additional 363,996 shares at an average price of $47.21 (including commissions) for a total of $17.2 million. The remaining amount authorized for repurchase under the 2019 Stock Repurchase Program is $25 million. In accordance with the terms of our 5% senior notes indenture maturing January 15, 2026, we are limited to a total of $25 million in stock repurchases in 2019. As we have already met that threshold, we will not repurchase any more shares for the remainder of 2019.

Other Liquidity Considerations
We have tax credits and net operating loss carryforwards in various jurisdictions that are available to reduce cash taxes. However, utilization of tax credits and net operating losses are limited in certain jurisdictions. Based on current projections, we expect to pay, net of refunds, approximately $1 million in state taxes and $19 million in local and foreign taxes during 2019. We do not expect to pay any U.S. federal taxes. For a discussion of our tax provision and unrecognized tax benefits, see Item 1: "Financial Statements (Unaudited), Note 10: Income Taxes."

At March 31, 2019, we are under examination by certain tax authorities for the 2010 to 2017 tax years. The material jurisdictions where we are subject to examination for the 2010 to 2017 tax years include, among others, the United States, France, Germany, Italy, Brazil, and the United Kingdom. No material changes have occurred to previously disclosed assessments. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

As of March 31, 2019, there was $29.7 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. As a result of recent changes in U.S. tax legislation, any repatriation in the future would not result in U.S. federal income tax. Accordingly, there is no provision for U.S. deferred taxes on this cash. If this cash were repatriated to fund U.S. operations, additional withholding tax costs may be incurred. Tax is only one of the many factors that we consider in the management of global cash. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

In several of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc., we consolidate them because we have a greater than 50% ownership interest and/or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. At March 31, 2019, $7.0 million of our consolidated cash balance is held in our joint venture entities. As a result, the minority shareholders of these entities have rights to their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from these entities.

General Liquidity Overview
We expect to grow through a combination of internal new research and development, licensing technology from and to others, distribution agreements, partnering arrangements, and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings, or the sale of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the next 12 months and into the foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the electricity, gas, and water industries, competitive pressures, our dependence on certain key vendors and components, changes in estimated liabilities for product warranties and/or litigation, future business combinations, capital market fluctuations, international risks, and other factors described under "Risk Factors" within Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the SEC on February 28, 2019, as well as "Quantitative and Qualitative Disclosures About Market Risk" within Item 3 of Part I included in this Quarterly Report on Form 10-Q.

Contingencies

Refer to Item 1: "Financial Statements (Unaudited), Note 11: Commitments and Contingencies."

Critical Accounting Estimates and Policies

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on our consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in the 2018 Annual Report on Form 10-K and have not changed materially, with the exception of the adoption of Accounting Standards Codification (ASC) 842, Leases.

Refer to Item 1: "Financial Statements (Unaudited), Note 1: Summary of Significant Accounting Policies" included in this Quarterly Report on Form 10-Q for further disclosures regarding new accounting pronouncements.

Non-GAAP Measures

The accompanying schedule contains non-GAAP financial measures. To supplement our consolidated financial statements, which are prepared in accordance with GAAP, we use certain non-GAAP financial measures, including non-GAAP operating expense, non-GAAP operating income, non-GAAP net income, non-GAAP diluted EPS, adjusted EBITDA, constant currency and free cash flow. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP, and other companies may define such measures differently. We use these non-GAAP financial measures for financial and operational decision making and/or as a means for determining executive compensation. Management believes that these non-GAAP financial measures provide meaningful supplemental information regarding our performance and ability to service debt by excluding certain expenses that may not be indicative of our recurring core operational results. These non-GAAP financial measures facilitate management's internal comparisons to our historical performance as well as comparisons to our competitors' operating results. Our executive compensation plans exclude non-cash charges related to amortization of intangibles and certain discrete cash and non-cash charges such as acquisition and integration related expenses, restructuring charges or goodwill impairment charges. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. We believe these non-GAAP financial measures are useful to investors because they provide greater transparency with respect to key metrics used by management in its financial and operational decision making and because they are used by our institutional investors and the analyst community to analyze the health of our business.

Non-GAAP operating expenses and non-GAAP operating income – We define non-GAAP operating expenses as operating expenses excluding certain expenses related to the amortization of intangible assets, restructuring, acquisition and integration, and goodwill impairment. We define non-GAAP operating income as operating income excluding the expenses related to the amortization of intangible assets, restructuring, acquisition and integration, corporate transition costs, and goodwill impairment. Acquisition and integration related expenses include costs, which are incurred to affect and integrate business combinations, such as professional fees, certain employee retention and salaries related to integration, severances, contract terminations, travel costs related to knowledge transfer, system conversion costs, and asset impairment charges. We consider these non-GAAP financial measures to be useful metrics for management and investors because they exclude the effect of expenses that are related to acquisitions and restructuring projects. By excluding these expenses, we believe that it is easier for management and investors to compare our financial results over multiple periods and analyze trends in our operations. For example, in certain periods expenses related to amortization of intangible assets may decrease, which would improve GAAP operating margins, yet the improvement in GAAP operating margins due to this lower expense is not necessarily reflective of an improvement in our core business. There are some limitations related to the use of non-GAAP operating expenses and non-GAAP operating income versus operating expenses and operating income calculated in accordance with GAAP. We compensate for these limitations by providing specific information about the GAAP amounts excluded from non-GAAP operating expense and non-GAAP operating income and evaluating non-GAAP operating expense and non-GAAP operating income together with GAAP operating expense and GAAP operating income.

Non-GAAP net income and non-GAAP diluted EPS – We define non-GAAP net income as net income attributable to Itron, Inc. excluding the expenses associated with amortization of intangible assets, restructuring, acquisition and integration, goodwill impairment, amortization of debt placement fees, corporate transition costs, and the tax effect of excluding these expenses. We define non-GAAP diluted EPS as non-GAAP net income divided by the weighted average shares, on a diluted basis, outstanding during each period. We consider these financial measures to be useful metrics for management and investors for the same reasons that we use non-GAAP operating income. The same limitations described above regarding our use of non-GAAP operating income apply to our use of non-GAAP net income and non-GAAP diluted EPS. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from these non-GAAP measures and evaluating non-GAAP net income and non-GAAP diluted EPS together with GAAP net income attributable to Itron, Inc. and GAAP diluted EPS.

For interim periods, beginning the first quarter of 2019, the budgeted annual effective tax rate (AETR) is used, adjusted for any discrete items, as defined in ASC 740 - Income Taxes. The budgeted AETR is determined at the beginning of the fiscal year. The AETR is revised throughout the year based on changes to our full-year forecast. If the revised AETR increases or decreases by 200 basis points or more from the budgeted AETR due to changes in the full-year forecast during the year, the revised AETR is used in place of the budgeted AETR beginning with the quarter the 200 basis point threshold is exceeded and going forward for all subsequent interim quarters in the year. We continue to assess the AETR based on latest forecast throughout the year and use the most recent AETR anytime it increases or decreases by 200 basis points or more from the prior interim period.

Adjusted EBITDA – We define adjusted EBITDA as net income (a) minus interest income, (b) plus interest expense, depreciation and amortization of intangible assets, restructuring, acquisition and integration related expense, corporate transition cost, goodwill impairment and (c) excluding income tax provision or benefit. Management uses adjusted EBITDA as a performance measure for executive compensation. A limitation to using adjusted EBITDA is that it does not represent the total increase or decrease in the cash balance for the period and the measure includes some non-cash items and excludes other non-cash items. Additionally, the items that we exclude in our calculation of adjusted EBITDA may differ from the items that our peer companies exclude when they report their results. We compensate for these limitations by providing a reconciliation of this measure to GAAP net income.

Free cash flow – We define free cash flow as cash provided by (used in) operating activities less cash used for acquisitions of property, plant and equipment. We believe free cash flow provides investors with a relevant measure of liquidity and a useful basis for assessing our ability to fund our operations and repay our debt. The same limitations described above regarding our use of adjusted EBITDA apply to our use of free cash flow. We compensate for these limitations by providing specific information regarding the GAAP amounts and reconciling to free cash flow.

Constant currency – We refer to the impact of foreign currency exchange rate fluctuations in our discussions of financial results, which references the differences between the foreign currency exchange rates used to translate operating results from local currencies into U.S. dollars for financial reporting purposes. We also use the term "constant currency," which represents financial results adjusted to exclude changes in foreign currency exchange rates as compared with the rates in the comparable prior year period. We calculate the "constant currency" change as the difference between the current period results and the comparable prior period's results restated using current period foreign currency exchange rates.

Reconciliation of GAAP Measures to Non-GAAP Measures

The accompanying tables have more detail on the GAAP financial measures that are most directly comparable to the non-GAAP financial measures and the related reconciliations between these financial measures.

TOTAL COMPANY RECONCILIATIONS	Three Months Ended March 31,
In thousands, except per share data	2019	2018
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$166,440	$320,303
Amortization of intangible assets	(15,973)	(17,740)
Restructuring	(7,262)	(87,865)
Corporate transition cost	(1,083)	—
Acquisition and integration related expense	(11,565)	(62,647)
Non-GAAP operating expenses	$130,557	$152,051

NON-GAAP OPERATING INCOME
GAAP operating income (loss)	$20,823	$(140,448)
Amortization of intangible assets	15,973	17,740
Restructuring	7,262	87,865
Corporate transition cost	1,083	—
Acquisition and integration related expense	11,565	62,647
Non-GAAP operating income	$56,706	$27,804

NON-GAAP NET INCOME & DILUTED EPS
GAAP loss attributable to Itron, Inc.	$(1,907)	$(145,666)
Amortization of intangible assets	15,973	17,740
Amortization of debt placement fees	1,156	3,343
Restructuring	7,262	87,865
Corporate transition cost	1,083	—
Acquisition and integration related expense	11,565	62,647
Income tax effect of non-GAAP adjustments(1)	(7,242)	(20,835)
Non-GAAP net income attributable to Itron, Inc. (1)	$27,890	$5,094

Non-GAAP diluted EPS (1)	$0.70	$0.13

Weighted average common shares outstanding - Diluted	40,066	39,773

ADJUSTED EBITDA
GAAP loss attributable to Itron, Inc.	$(1,907)	$(145,666)
Interest income	(328)	(661)
Interest expense	13,535	15,504
Income tax provision (benefit)	6,121	(11,188)
Depreciation and amortization of intangible assets	28,427	31,072
Restructuring	7,262	87,865
Corporate transition cost	1,083	—
Acquisition and integration related expense	11,565	62,647
Adjusted EBITDA	$65,758	$39,573

FREE CASH FLOW
Cash provided by (used in) operating activities	$24,924	$(24,448)
Acquisitions of property, plant, and equipment	(11,415)	(17,433)
Free Cash Flow	$13,509	$(41,881)

(1)
The income tax effect of non-GAAP adjustments is calculated using the statutory tax rates for the relevant jurisdictions, provided no valuation allowance exists. If a valuation allowance exists, there is no tax impact to the non-GAAP adjustment. Effective for the first quarter of 2019, we use the budgeted annual effective tax rate (AETR) for interim periods, with adjustments for discrete items, as defined in ASC 740 - Income Taxes. This method impacts interim periods only and does not impact full year tax results, as any difference between the budgeted or revised AETR and the actual AETR for non-GAAP adjustments would be recognized in the fourth quarter of the year. If the revised methodology had been applied in the first quarter of 2018, non-GAAP net income would have increased by $4.1 million to $9.2 million, and diluted non-GAAP EPS would have increased by $0.10 to $0.23.

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

Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt instruments. In October 2015, we entered into an interest rate swap, which is effective from August 31, 2016 to June 23, 2020, and converts $214 million of our LIBOR-based debt from a floating LIBOR interest rate to a fixed interest rate of 1.42% (excluding the applicable margin on the debt). The notional balance will amortize to maturity at the same rate as required minimum payments on our term loan. At March 31, 2019, our LIBOR-based debt balance was $623.8 million.

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

In April 2018, we entered into a cross-currency swap, which converts $56.0 million of floating rate U.S. Dollar denominated debt into fixed rate euro denominated debt. This cross-currency swap matures on April 30, 2021 and mitigates the risk associated with fluctuations in interest and currency rates impacting cash flows related to a U.S. Dollar denominated debt in a euro functional currency entity.

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and the weighted average interest rates at March 31, 2019. Weighted average variable rates in the table are based on implied forward rates in the Reuters U.S. dollar yield curve as of March 31, 2019 and our estimated leverage ratio, which determines our additional interest rate margin at March 31, 2019.

Dollars in thousands	2019	2020	2021	2022	2023	2024	Total	Fair Value

Variable Rate Debt
Principal: U.S. dollar term loan	$14,375	$44,688	$60,937	$65,000	$438,750	$—	$623,750	$622,644
Weighted average interest rate	4.42%	4.15%	4.02%	4.06%	4.08%

Principal: Multicurrency revolving line of credit	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average interest rate	4.42%	4.15%	4.02%	4.06%	4.08%

Interest rate swap
Weighted average interest rate (pay) Fixed	1.42%	1.42%
Weighted average interest rate (receive) Floating LIBOR	2.42%	2.23%
Net/Spread	1.00%	0.81%

Interest rate cap
Cap rate	2.00%	2.00%
Weighted average interest rate Floating LIBOR	2.42%	2.23%
Weighted average interest rate (receive)	0.42%	0.23%

Cross currency swap
Weighted average interest rate (pay) Fixed - EURIBOR	1.38%	1.38%	1.38%
Weighted average interest rate (receive) Floating - LIBOR	2.42%	2.15%	1.98%

Based on a sensitivity analysis as of March 31, 2019, we estimate that, if market interest rates average one percentage point higher in 2019 than in the table above, our financial results in 2019 would not be materially impacted.

We continually monitor and assess our interest rate risk and may institute additional derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. As a result, approximately half of our revenues and operating expenses are denominated in foreign currencies, which expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in functional currencies other than the U.S. dollar were 37% of total revenues for the three months ended March 31, 2019 compared with 43% for the same respective period in 2018.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized to other income and expense. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of March 31, 2019, a total of 51 contracts were offsetting our exposures from the Euro, Pound Sterling, Indonesian Rupiah, Chinese Yuan, Canadian Dollar, Indian Rupee and various other currencies, with notional amounts ranging from $109,000 to $7.6 million. Based on a sensitivity analysis as of March 31, 2019, we estimate that, if foreign currency exchange rates average ten percentage points higher in 2019 for these financial instruments, our financial results in 2019 would not be materially impacted.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:    Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2019, the Company's disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

Except for these changes, there have been no other changes in our internal control over financial reporting during the three months ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings
Refer to Item 1: "Financial Statements (Unaudited), Note 11: Commitments and Contingencies."

Item 1A:	Risk Factors
There were no material changes to risk factors during the first quarter of 2019 from those previously disclosed in Item 1A: "Risk Factors" of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the Securities and Exchange Commission on February 28, 2019.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
January 1, 2019 through January 31, 2019	36	$72.95	—	—
February 1, 2019 through February 28, 2019	12,515	57.16	—	—
March 1, 2019 through March 31, 2019	165,400	47.25	165,400	42,185
Total	177,951		165,400

(1)
Shares repurchased represent shares transferred to us by certain employees who vested in restricted stock units and used shares to pay all, or a portion of, the related taxes. On March 14, 2019, Itron's Board authorized a new repurchase program of up to $50 million of our common stock over a 12-month period. Repurchases are made in the open market or in privately negotiated transactions, and in accordance with applicable securities laws.

(2)	Includes commissions.

Subsequent to March 31, 2019, we repurchased 363,996 shares of our common stock under the stock repurchase program authorized by the Board on March 14, 2019. The average price paid per share was $47.21 for a total cost of $17.2 million.

Item 5:	Other Information

(a) No information was required to be disclosed in a report on Form 8-K during the first quarter of 2019 that was not reported.

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

ITRON, INC.

May 8, 2019	By:	/s/ JOAN S. HOOPER
Date		Joan S. Hooper
Senior Vice President and Chief Financial Officer