Form 10-Q
period 2019-06-30
ITRON, INC.
filed 2019-08-06
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
As of July 31, 2019, there were outstanding 39,458,595 shares of the registrant's common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1:    Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2019	2018	2019	2018
Revenues
Product revenues	$566,047	$515,914	$1,110,897	$1,053,024
Service revenues	68,990	69,976	138,716	140,087
Total revenues	635,037	585,890	1,249,613	1,193,111
Cost of revenues
Product cost of revenues	401,033	366,542	787,135	749,392
Service cost of revenues	42,790	42,771	84,001	87,287
Total cost of revenues	443,823	409,313	871,136	836,679
Gross profit	191,214	176,577	378,477	356,432

Operating expenses
Sales, general and administrative	88,259	88,863	180,974	243,277
Research and development	49,449	54,775	99,939	115,059
Amortization of intangible assets	16,117	17,999	32,090	35,739
Restructuring	(6,169)	(5,623)	1,093	82,242
Total operating expenses	147,656	156,014	314,096	476,317

Operating income (loss)	43,558	20,563	64,381	(119,885)
Other income (expense)
Interest income	534	633	862	1,294
Interest expense	(13,496)	(14,645)	(27,031)	(30,149)
Other income (expense), net	(2,060)	1,003	(3,704)	(164)
Total other income (expense)	(15,022)	(13,009)	(29,873)	(29,019)

Income (loss) before income taxes	28,536	7,554	34,508	(148,904)
Income tax benefit (provision)	(8,419)	(3,781)	(14,540)	7,407
Net income (loss)	20,117	3,773	19,968	(141,497)
Net income attributable to noncontrolling interests	671	1,116	2,429	1,512
Net income (loss) attributable to Itron, Inc.	$19,446	$2,657	$17,539	$(143,009)

Net income (loss) per common share - Basic	$0.49	$0.07	$0.44	$(3.66)
Net income (loss) per common share - Diluted	$0.49	$0.07	$0.44	$(3.66)

Weighted average common shares outstanding - Basic	39,389	39,243	39,523	39,095
Weighted average common shares outstanding - Diluted	39,686	39,789	39,875	39,095
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2019	2018	2019	2018
Net income (loss)	$20,117	$3,773	$19,968	$(141,497)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,187	(34,160)	2,801	(17,860)
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	(1,634)	486	(1,499)	1,655
Pension benefit obligation adjustment	183	401	654	815
Total other comprehensive income (loss), net of tax	3,736	(33,273)	1,956	(15,390)

Total comprehensive income (loss), net of tax	23,853	(29,500)	21,924	(156,887)

Comprehensive income (loss) attributable to noncontrolling interests, net of tax	671	1,116	2,429	1,512

Comprehensive income (loss) attributable to Itron, Inc.	$23,182	$(30,616)	$19,495	$(158,399)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

In thousands	June 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$135,736	$120,221
Accounts receivable, net	466,366	437,161
Inventories	229,910	220,674
Other current assets	130,584	118,085
Total current assets	962,596	896,141

Property, plant, and equipment, net	228,513	226,551
Deferred tax assets, net	60,977	64,830
Restricted cash	2,066	2,056
Other long-term assets	40,918	45,288
Operating lease right-of-use assets, net	79,456	—
Intangible assets, net	221,767	257,583
Goodwill	1,110,061	1,116,533
Total assets	$2,706,354	$2,608,982

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$320,582	$309,951
Other current liabilities	69,139	70,136
Wages and benefits payable	102,577	88,603
Taxes payable	17,115	14,753
Current portion of debt	26,563	28,438
Current portion of warranty	38,987	47,205
Unearned revenue	95,197	93,621
Total current liabilities	670,160	652,707

Long-term debt	969,710	988,185
Long-term warranty	18,125	13,238
Pension benefit obligation	92,073	91,522
Deferred tax liabilities, net	1,514	1,543
Operating lease liabilities	68,387	—
Other long-term obligations	139,786	127,739
Total liabilities	1,959,755	1,874,934

Commitments and contingencies (Note 11)

Equity
Preferred stock, no par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75,000 shares authorized, 39,395 and 39,498 shares issued and outstanding	1,325,508	1,334,364
Accumulated other comprehensive loss, net	(194,349)	(196,305)
Accumulated deficit	(407,857)	(425,396)
Total Itron, Inc. shareholders' equity	723,302	712,663
Noncontrolling interests	23,297	21,385
Total equity	746,599	734,048
Total liabilities and equity	$2,706,354	$2,608,982
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2019	39,498	$1,334,364	$(196,305)	$(425,396)	$712,663	$21,385	$734,048
Net income (loss)				(1,907)	(1,907)	1,758	(149)
Other comprehensive income (loss), net of tax			(1,780)		(1,780)		(1,780)
Distributions to noncontrolling interests						(517)	(517)
Stock issues and repurchases:
Options exercised	20	889			889		889
Restricted stock awards released net of repurchased shares for taxes	319	(720)			(720)		(720)
Issuance of stock-based compensation awards	2	157			157		157
Employee stock purchase plan	19	869			869		869
Stock-based compensation expense		7,048			7,048		7,048
Shares repurchased	(165)	(7,814)			(7,814)		(7,814)
Balances at March 31, 2019	39,693	$1,334,793	$(198,085)	$(427,303)	$709,405	$22,626	$732,031
Net income (loss)				19,446	19,446	671	20,117
Other comprehensive income (loss), net of tax			3,736		3,736		3,736
Distributions to noncontrolling interests						—	—
Stock issues and repurchases:
Options exercised	39	1,501			1,501		1,501
Restricted stock awards released net of repurchased shares for taxes	7	(920)			(920)		(920)
Issuance of stock-based compensation awards	3	158			158		158
Employee stock purchase plan	17	742			742		742
Stock-based compensation expense		6,420			6,420		6,420
Shares repurchased	(364)	(17,186)			(17,186)		(17,186)
Balances at June 30, 2019	39,395	$1,325,508	$(194,349)	$(407,857)	$723,302	$23,297	$746,599

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2018	38,771	$1,294,767	$(170,478)	$(337,873)	$786,416	$19,216	$805,632
Net Income (loss)				(145,666)	(145,666)	396	(145,270)
Cumulative effect of accounting change				11,727	11,727		11,727
Other comprehensive income (loss), net of tax			17,883		17,883		17,883
Distributions to noncontrolling interests						(981)	(981)
Stock issues and repurchases:
Options exercised	62	2,883			2,883		2,883
Restricted stock awards released	338	—			—		—
Issuance of stock-based compensation awards	2	207			207		207
Employee stock purchase plan	8	501			501		501
Stock-based compensation expense		7,888			7,888		7,888
Registration fee		(7)			(7)		(7)
SSNI acquisition adjustments, net		4,140			4,140		4,140
Balances at March 31, 2018	39,181	$1,310,379	$(152,595)	$(471,812)	$685,972	$18,631	$704,603
Net income (loss)				2,657	2,657	1,116	3,773
Other comprehensive income (loss), net of tax			(33,273)		(33,273)		(33,273)
Contribution from noncontrolling interests						481	481
Stock issues and repurchases:
Options exercised	26	655			655		655
Restricted stock awards released	60	—			—		—
Issuance of stock-based compensation awards	2	207			207		207
Employee stock purchase plan	10	627			627		627
Stock-based compensation expense		8,317			8,317		8,317
Registration Fee		(16)			(16)		(16)
SSNI acquisition adjustments, net		(2,388)			(2,388)		(2,388)
Balances at June 30, 2018	39,279	$1,317,781	$(185,868)	$(469,155)	$662,758	$20,228	$682,986

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
In thousands	2019	2018
Operating activities
Net income (loss)	$19,968	$(141,497)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangible assets	57,068	61,979
Amortization of operating lease right-of-use assets	9,481	—
Stock-based compensation	13,783	16,619
Amortization of prepaid debt fees	2,402	4,602
Deferred taxes, net	2,076	(15,319)
Restructuring, non-cash	(5,295)	624
Other adjustments, net	(3,471)	1,205
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(29,121)	12,804
Inventories	(9,202)	3,385
Other current assets	(14,413)	(1,921)
Other long-term assets	6,616	4,514
Accounts payable, other current liabilities, and taxes payable	(2,801)	(16,994)
Wages and benefits payable	13,484	762
Unearned revenue	14,961	31,156
Warranty	(3,270)	3,756
Other operating, net	5,797	51,204
Net cash provided by operating activities	78,063	16,879

Investing activities
Acquisitions of property, plant, and equipment	(26,511)	(29,309)
Business acquisitions, net of cash equivalents acquired	—	(802,488)
Other investing, net	9,773	(543)
Net cash used in investing activities	(16,738)	(832,340)

Financing activities
Proceeds from borrowings	50,000	761,938
Payments on debt	(72,188)	(242,234)
Issuance of common stock	4,001	4,927
Repurchase of common stock	(25,000)	—
Prepaid debt fees	(175)	(24,042)
Other financing, net	(3,165)	(2,580)
Net cash provided by (used in) financing activities	(46,527)	498,009

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	727	(4,841)
Increase (decrease) in cash, cash equivalents, and restricted cash	15,525	(322,293)
Cash, cash equivalents, and restricted cash at beginning of period	122,328	487,335
Cash, cash equivalents, and restricted cash at end of period	$137,853	$165,042

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$6,571	$3,426
Interest	23,333	15,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms "we," "us," "our," "Itron," and the "Company" refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

Financial Statement Preparation
The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations, the Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Equity, and Consolidated Statements of Cash Flows for the three and six months ended June 30, 2019 and 2018, and the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results expected for the full year or for any other period.

Certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) regarding interim results. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2018 filed with the SEC in our Annual Report on Form 10-K on February 28, 2019 (2018 Annual Report). There have been no significant changes in financial statement preparation or significant accounting policies since December 31, 2018 other than the adoption of Accounting Standards Codification (ASC) 842, Leases.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

In thousands	June 30, 2019	December 31, 2018	June 30, 2018
Cash and cash equivalents	$135,736	$120,221	$162,882
Restricted cash included in other current assets	51	51	51
Long-term restricted cash	2,066	2,056	2,109
Total cash, cash equivalents, and restricted cash	$137,853	$122,328	$165,042

Subsequent to the issuance of our June 30, 2018 consolidated financial statements, we determined $150 million of proceeds from borrowings and payments on debt, originally transacted during the first quarter of 2018, had been improperly netted within the financing activities section of the Consolidated Statements of Cash Flows for the first three quarters of 2018. We corrected this presentation for the 2018 Annual Report on Form 10‑K. The accompanying Consolidated Statement of Cash Flows for the six months ended June 30, 2018 has been revised from amounts previously reported to separately present the $150 million of proceeds from borrowings and the payments on debt. We assessed the significance of the misstatement and concluded that it was not material to any prior periods. There were no changes to net cash flows from operating, investing, or financing activities as a result of this change.

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

Operating leases are included in operating lease right-of-use ("ROU") assets, other current liabilities, and operating lease liabilities on our Consolidated Balance Sheets. Finance leases are included in property, plant, and equipment, other current liabilities, and other long-term obligations on our Consolidated Balance Sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We use the implicit rate when readily determinable. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The Operating lease ROU asset also includes any lease payments made and excludes lease incentives received and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

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

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) (ASU 2016-02), which required substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases previously accounted for as operating leases. The new standard also resulted in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The standard required modified retrospective adoption and was effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We adopted ASC 842, as amended, on January 1, 2019, and it resulted in an increase to operating lease right-of-use assets, other current liabilities, and operating lease liabilities of $74.6 million, $14.5 million, and $61.5 million, respectively, and a decrease in other current assets and other long-term obligations of $1.5 million and $2.9 million, respectively.

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendments also require us to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. We adopted ASU 2018-15 as of January 1, 2019, and it did not have a material impact on our financial condition, results of operations, or cash flows.

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

Recent Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (ASU 2016-13), which replaces the incurred loss impairment methodology in current GAAP with a methodology based on expected credit losses. This estimate of expected credit losses uses a broader range of reasonable and supportable information. This change will result in earlier recognition of credit losses. ASU 2016-13, as amended, will be effective as of January 1, 2020 for us. We are currently evaluating the impact of this standard on our consolidated financial statements, as well as our accounting policies, processes, and systems.

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

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14), which amends the disclosure requirements under ASC 715-20, Compensation-Retirement Benefits-Defined Benefit Plans. ASU 2018-14 is effective for our financial reporting in 2020. We are currently evaluating the impact this standard will have on our financial statement disclosures for our defined benefit plans.

Note 2:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2019	2018	2019	2018
Net income (loss) available to common shareholders	$19,446	$2,657	$17,539	$(143,009)

Weighted average common shares outstanding - Basic	39,389	39,243	39,523	39,095
Dilutive effect of stock-based awards	297	546	352	—
Weighted average common shares outstanding - Diluted	39,686	39,789	39,875	39,095
Net income (loss) per common share - Basic	$0.49	$0.07	$0.44	$(3.66)
Net income (loss) per common share - Diluted	$0.49	$0.07	$0.44	$(3.66)

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise and the future compensation cost associated with the stock award. Approximately 0.5 million and 0.6 million stock-based awards were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2019 because they were anti-dilutive. Approximately 0.7 million and 1.1 million stock-based awards were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2018 because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Note 3:    Certain Balance Sheet Components

A summary of accounts receivable from contracts with customers is as follows:

Accounts receivable, net
In thousands	June 30, 2019	December 31, 2018
Trade receivables (net of allowance of $4,360 and $6,331)	$426,936	$416,503
Unbilled receivables	39,430	20,658
Total accounts receivable, net	$466,366	$437,161

Allowance for doubtful accounts activity	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2019	2018	2019	2018
Beginning balance	$4,046	$4,774	$6,331	$3,957
Provision for doubtful accounts, net	365	334	(1,738)	1,254
Accounts written-off	(80)	(247)	(272)	(505)
Effect of change in exchange rates	29	(309)	39	(154)
Ending balance	$4,360	$4,552	$4,360	$4,552

Inventories
In thousands	June 30, 2019	December 31, 2018
Materials	$127,219	$133,398
Work in process	10,888	9,744
Finished goods	91,803	77,532
Total inventories	$229,910	$220,674

Property, plant, and equipment, net
In thousands	June 30, 2019	December 31, 2018
Machinery and equipment	$321,155	$315,974
Computers and software	108,110	104,290
Buildings, furniture, and improvements	148,026	146,071
Land	15,201	14,980
Construction in progress, including purchased equipment	51,100	49,682
Total cost	643,592	630,997
Accumulated depreciation	(415,079)	(404,446)
Property, plant, and equipment, net	$228,513	$226,551

Depreciation expense	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2019	2018	2019	2018
Depreciation expense	$12,594	$12,908	$24,978	$26,240

Note 4:    Intangible Assets and Liabilities

The gross carrying amount and accumulated amortization (accretion) of our intangible assets and liabilities, other than goodwill, were as follows:

	June 30, 2019			December 31, 2018
In thousands	Gross	Accumulated (Amortization) Accretion	Net	Gross	Accumulated (Amortization) Accretion	Net
Intangible Assets
Core-developed technology	$511,967	$(446,653)	$65,314	$507,100	$(429,955)	$77,145
Customer contracts and relationships	382,397	(233,664)	148,733	379,614	(212,538)	167,076
Trademarks and trade names	79,123	(72,138)	6,985	78,746	(69,879)	8,867
Other	12,022	(11,287)	735	12,600	(11,205)	1,395
Total intangible assets subject to amortization	985,509	(763,742)	221,767	978,060	(723,577)	254,483
In-process research and development	—	—	—	3,100	—	3,100
Total intangible assets	$985,509	$(763,742)	$221,767	$981,160	$(723,577)	$257,583

Intangible Liabilities
Customer contracts and relationships	$(23,900)	$9,333	$(14,567)	$(23,900)	$5,217	$(18,683)

A summary of intangible assets and liabilities activity is as follows:

	Six Months Ended June 30,
In thousands	2019	2018
Beginning balance, intangible assets, gross	$981,160	$769,851
Intangible assets acquired	—	241,539
Effect of change in exchange rates	4,349	(18,883)
Ending balance, intangible assets, gross	$985,509	$992,507

Beginning balance, intangible liabilities, gross	$(23,900)	$—
Intangible liabilities acquired	—	(23,900)
Effect of change in exchange rates	—	—
Ending balance, intangible liabilities, gross	$(23,900)	$(23,900)

On January 5, 2018, we completed our acquisition of Silver Spring Networks, Inc. (SSNI) by purchasing 100% of the voting stock. Acquired intangible assets include in-process research and development (IPR&D), which is not amortized until such time as the associated development projects are completed. Of these projects, $3.1 million were completed during the first half of 2019 and are included in core-developed technology. Acquired intangible liabilities reflect the present value of the projected cash outflows for an existing contract where remaining costs are expected to exceed projected revenues.

Estimated future annual amortization (accretion) is as follows:

Year Ending December 31,	Amortization	Accretion	Estimated Annual Amortization, net
In thousands
2019 (amount remaining at June 30, 2019)	$36,345	$(4,117)	$32,228
2020	53,126	(8,028)	45,098
2021	37,772	(1,963)	35,809
2022	27,407	(459)	26,948
2023	19,825	—	19,825
Beyond 2023	47,292	—	47,292
Total intangible assets subject to amortization (accretion)	$221,767	$(14,567)	$207,200

We have recognized $16.1 million and $18.0 million of net amortization of intangible assets for the three months ended June 30, 2019 and 2018, respectively, and $32.1 million and $35.7 million for the six months ended June 30, 2019 and 2018, respectively, within operating expenses in the Consolidated Statement of Operations. These expenses relate to intangible assets and liabilities acquired as part of business combinations.

Note 5:    Goodwill

The following table reflects goodwill allocated to each reporting unit:

In thousands	Device Solutions	Networked Solutions	Outcomes	Total Company
Goodwill balance at January 1, 2019	$55,259	$918,495	$142,779	$1,116,533

Measurement period adjustments to goodwill acquired	—	(4,938)	(1,040)	(5,978)
Effect of change in exchange rates	(24)	(407)	(63)	(494)

Goodwill balance at June 30, 2019	$55,235	$913,150	$141,676	$1,110,061

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

The fair values for the identified trademarks and core-developed technology intangible assets were estimated using the relief from royalty method. The fair value of customer contract and relationship were estimated using the income approach. The IPR&D was valued utilizing the replacement cost method. These consolidated financial statements should be read in conjunction with the audited financial statements and notes included in our 2018 Annual Report.

The purchase price of SSNI was $809.2 million, which is net of $97.8 million of acquired cash and cash equivalents. Of the total consideration, $802.5 million was paid in cash. The remaining $6.7 million relates to the fair value of pre-acquisition service for replacement awards of unvested SSNI options and restricted stock unit awards with an Itron equivalent award. We allocated the purchase price to the assets acquired and liabilities assumed based on estimated fair value assessments. During the three months ended March 31, 2019, we recognized additional contract assets totaling $8.0 million and additional deferred tax liabilities of $2.0 million, for a net reduction in goodwill of $6.0 million. As of the first quarter of 2019, the measurement period for the acquisition of SSNI was complete, and any further adjustments to assets acquired or liabilities assumed are recognized through the Consolidated Statement of Operations.

Note 6:    Debt

The components of our borrowings were as follows:

In thousands	June 30, 2019	December 31, 2018
Credit facility:
USD denominated term loan	$615,625	$637,813
Multicurrency revolving line of credit	—	—
Senior notes	400,000	400,000
Total debt	1,015,625	1,037,813
Less: current portion of debt	26,563	28,438
Less: unamortized prepaid debt fees - term loan	4,170	4,859
Less: unamortized prepaid debt fees - senior notes	15,182	16,331
Long-term debt	$969,710	$988,185

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

The 2018 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, British pounds, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2018 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries, including a pledge of their related assets. This includes a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2018 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2018 credit facility includes debt covenants, which contain certain financial thresholds and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the 2018 credit facility at June 30, 2019.

Under the 2018 credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total leverage ratio as defined in the credit agreement. The applicable rates per annum may be based on either: (1) the LIBOR rate or EURIBOR rate (subject to a floor of 0%), plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 0.50%, or (iii) one-month LIBOR plus 1.00%. At June 30, 2019, the interest rate for both the term loan and revolver was 4.16%, which includes the LIBOR rate plus a margin of 1.75%.

Senior Notes
On December 22, 2017 and January 19, 2018, we issued $300 million and $100 million, respectively, of aggregate principal amount of 5.00% senior notes maturing January 15, 2026 (Notes). The proceeds were used to refinance existing indebtedness related to the acquisition of SSNI, pay related fees and expenses, and for general corporate purposes. Interest on the Notes is payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2018. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our subsidiaries that guarantee the 2018 credit facility.

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

Debt Maturities
The amount of required minimum principal payments on our long-term debt in aggregate over the next five years, are as follows:

Year Ending December 31,	Minimum Payments
In thousands
2019 (amount remaining at June 30, 2019)	$6,250
2020	44,688
2021	60,937
2022	65,000
2023	438,750
Beyond 2023	—
Total minimum payments on debt	$615,625

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

The fair values of our derivative instruments were as follows:

		Fair Value
Derivative Assets	Balance Sheet Location	June 30, 2019	December 31, 2018
Derivatives designated as hedging instruments under Subtopic 815-20		In thousands
Interest rate swap contract	Other current assets	$692	$1,866
Interest rate cap contracts	Other current assets	130	535
Foreign exchange options	Other current assets	671	—
Cross currency swap contract	Other current assets	1,287	1,631
Interest rate swap contract	Other long-term assets	—	746
Interest rate cap contracts	Other long-term assets	—	251
Cross currency swap contract	Other long-term assets	1,931	1,339
Derivatives not designated as hedging instruments under Subtopic 815-20
Foreign exchange forward contracts	Other current assets	15	157
Total asset derivatives		$4,726	$6,525

Derivative Liabilities
Derivatives not designated as hedging instruments under Subtopic 815-20
Foreign exchange forward contracts	Other current liabilities	$70	$337

The changes in accumulated other comprehensive income (loss) (AOCI), net of tax, for our derivative and nonderivative hedging instruments designated as hedging instruments, net of tax, were as follows:

In thousands	2019	2018
Net unrealized loss on hedging instruments at January 1,	$(13,179)	$(13,414)
Unrealized gain (loss) on hedging instruments	998	4,078
Realized (gains) losses reclassified into net income (loss)	(2,497)	(2,423)
Net unrealized loss on hedging instruments at June 30,	$(14,678)	$(11,759)

Reclassification of amounts related to hedging instruments are included in interest expense in the Consolidated Statements of Operations for the periods ended June 30, 2019 and 2018. Included in the net unrealized gain (loss) on hedging instruments at
June 30, 2019 and 2018 is a loss of $14.4 million, net of tax, related to our nonderivative net investment hedge, which terminated in 2011. This loss on our net investment hedge will remain in AOCI until earnings are impacted by a sale or liquidation of the associated foreign operation.

A summary of the effect of netting arrangements on our financial position related to the offsetting of our recognized derivative assets and liabilities under master netting arrangements or similar agreements is as follows:

Offsetting of Derivative Assets	Gross Amounts of Recognized Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
In thousands		Derivative Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2019	$4,726	$(69)	$—	$4,657

December 31, 2018	$6,525	$(103)	$—	$6,422

Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
In thousands		Derivative Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2019	$70	$(69)	$—	$1

December 31, 2018	$337	$(103)	$—	$234

Our derivative assets and liabilities subject to netting arrangements consist of foreign exchange forwards and options and interest rate contracts with six counterparties at June 30, 2019 and five counterparties at December 31, 2018. No derivative asset or liability balance with any of our counterparties was individually significant at June 30, 2019 or December 31, 2018. Our derivative contracts with each of these counterparties exist under agreements that provide for the net settlement of all contracts through a single payment in a single currency in the event of default. We have no pledges of cash collateral against our obligations, and we have not received pledges of cash collateral from our counterparties under the associated derivative contracts.

Cash Flow Hedges
As a result of our floating rate debt, we are exposed to variability in our cash flows from changes in the applicable interest rate index. We enter into interest rate caps and swaps to reduce the variability of cash flows from increases in the LIBOR based borrowing rates on our floating rate credit facility. These instruments do not protect us from changes to the applicable margin under our credit facility. At June 30, 2019, our LIBOR-based debt balance was $615.6 million.

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

In November 2015, we entered into three interest rate cap contracts with a total notional amount of $100 million at a cost of $1.7 million. The interest rate cap contracts expire on June 23, 2020 and were entered into in order to limit our interest rate exposure on $100 million of our variable LIBOR based debt up to 2.00%. In the event LIBOR is higher than 2.00%, we will pay interest at the capped rate of 2.00% with respect to the $100 million notional amount of such agreements. As of December 31, 2016, due to the accelerated revolver payments from surplus cash, we elected to de-designate two of the interest rate cap contracts as cash flow hedges and discontinued the use of cash flow hedge accounting. The amounts recognized in AOCI from de-designated interest rate cap contracts were maintained in AOCI as the forecasted transactions were still probable to occur, and subsequent changes in fair value were recognized within interest expense. In April 2018, due to increases in our total LIBOR-based debt, we elected to re-designate the two interest rate cap contracts as cash flow hedges. Future changes in the fair value of these instruments will be recognized as a component of OCI, and these changes together with amounts previously maintained in AOCI will be recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as an adjustment to interest expense along with the earnings effect of the hedged item. The amount of net losses expected to be reclassified into earnings for all interest rate cap contracts in the next 12 months is $0.6 million.

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

The before-tax effects of our accounting for derivative instruments designated as hedges on AOCI were as follows:

Derivatives in Subtopic 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative		Gain (Loss) Reclassified from AOCI into Income
			Location	Amount
In thousands	2019	2018		2019	2018
Three Months Ended June 30,
Interest rate swap contracts	$(683)	$513	Interest expense	$453	$246
Interest rate cap contracts	134	181	Interest expense	305	(466)
Foreign exchange options	(89)	—	Product cost of revenues	162	—
Cross currency swap contract	(585)	2,376	Interest expense	416	207
Cross currency swap contract	—	—	Other income/(expense), net	(607)	2,368

Six Months Ended June 30,
Interest rate swap contract	$(1,001)	$1,760	Interest expense	$919	$335
Interest rate cap contracts	290	369	Interest expense	597	(536)
Foreign exchange options	218	—	Product cost of revenues	162	—
Cross currency swap contract	1,423	2,376	Interest expense	910	207
Cross currency swap contract	—	—	Other income/(expense), net	285	2,368

These reclassification amounts presented above also represent the loss (gain) recognized in net income (loss) on hedging relationships under Subtopic 815-20 on the Consolidated Statements of Operations. For the three months and six months ended June 30, 2019 and 2018, there were no amounts reclassified from AOCI as a result that a forecasted transaction is no longer probable of occurring, and no amounts excluded from effectiveness testing recognized in earnings based on changes in fair value.

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized to other income and expense. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of June 30, 2019, a total of 48 contracts were offsetting our exposures from the Euro, Pound Sterling, Indonesian Rupiah, Chinese Yuan, Canadian Dollar, Indian Rupee and various other currencies, with notional amounts ranging from $131,000 to $9.4 million.

The effect of our derivative instruments not designated as hedges on the Consolidated Statements of Operations was as follows:

Derivatives Not Designated as Hedging Instrument under Subtopic 815-20	Location	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
In thousands		2019	2018
Three Months Ended June 30,
Foreign exchange forward contracts	Other income (expense), net	$(121)	$3,636
Interest rate cap contracts	Interest expense	—	95

Six Months Ended June 30,
Foreign exchange forward contracts	Other income (expense), net	$(912)	$2,113
Interest rate cap contracts	Interest expense	—	377

Note 8:    Defined Benefit Pension Plans

We sponsor both funded and unfunded defined benefit pension plans offering death and disability, retirement, and special termination benefits for our international employees, primarily in Germany, France, Italy, Indonesia, and India. The defined benefit obligation is calculated annually by using the projected unit credit method. The measurement date for the pension plans was December 31, 2018.

Amounts recognized on the Consolidated Balance Sheets consist of:

In thousands	June 30, 2019	December 31, 2018
Assets
Plan assets in other long-term assets	$605	$572

Liabilities
Current portion of pension benefit obligation in wages and benefits payable	3,198	2,730
Long-term portion of pension benefit obligation	92,073	91,522

Pension benefit obligation, net	$94,666	$93,680

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

Net periodic pension benefit costs for our plans include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2019	2018	2019	2018
Service cost	$892	$968	$1,971	$2,017
Interest cost	573	591	1,155	1,200
Expected return on plan assets	(153)	(169)	(309)	(350)
Amortization of actuarial net loss	342	392	687	795
Amortization of unrecognized prior service costs	16	17	33	34
Net periodic benefit cost	$1,670	$1,799	$3,537	$3,696

The components of net periodic benefit cost, other than the service cost component, are included in total other income (expense) on the Consolidated Statements of Operations.

Note 9:    Stock-Based Compensation

We maintain the Second Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan), which allows us to grant stock-based compensation awards, including stock options, restricted stock units, phantom stock, and unrestricted stock units. Under the Stock Incentive Plan, we have 12,623,538 shares of common stock reserved and authorized for issuance subject to stock splits, dividends, and other similar events. At June 30, 2019, 6,340,860 shares were available for grant under the Stock Incentive Plan. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied. These shares are subject to a fungible share provision such that the authorized share reserve is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

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

In addition, we maintain the Employee Stock Purchase Plan (ESPP), for which 255,845 shares of common stock were available for future issuance at June 30, 2019.

Unrestricted stock and ESPP activity for the three and six months ended June 30, 2019 and 2018 was not significant.

Stock-Based Compensation Expense
Total stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2019	2018	2019	2018
Stock options	$443	$952	$1,024	$1,783
Restricted stock units	5,977	7,365	12,444	14,422
Unrestricted stock awards	158	207	315	414
Phantom stock units	525	587	1,443	1,277
Total stock-based compensation	$7,103	$9,111	$15,226	$17,896

Related tax benefit	$1,275	$1,594	$2,718	$3,128

Stock Options
A summary of our stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2018	956	$47.10	6.3	$21,965
Converted upon acquisition	42	51.86			$14.86
Granted	101	69.30			$24.83
Exercised	(87)	40.08		2,779
Forfeited	(3)	68.43
Expired	(66)	95.33
Outstanding, June 30, 2018	943	$46.92	6.7	$14,066

Outstanding, January 1, 2019	895	$47.93	6.2	$4,806
Exercised	(59)	40.57		1,057
Forfeited	(8)	67.38
Expired	(9)	66.36
Outstanding, June 30, 2019	819	$48.06	5.8	$12,958

Exercisable, June 30, 2019	691	$44.67	5.3	$12,841

Expected to vest, June 30, 2019	128	$66.35	8.4	$117

At June 30, 2019, total unrecognized stock-based compensation expense related to nonvested stock options was $1.4 million, which is expected to be recognized over a weighted average period of approximately 1.5 years.

The weighted-average assumptions used to estimate the fair value of stock options granted and the resulting weighted average fair value are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected volatility	—%	—%	—%	30.9%
Risk-free interest rate	—%	—%	—%	2.8%
Expected term (years)	N/A	N/A	N/A	6.1

There were no employee stock options granted for the three and six months ended June 30, 2019, and for the three months ended June 30, 2018.

Restricted Stock Units
The following table summarizes restricted stock unit activity:

In thousands	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, January 1, 2018	556
Converted upon acquisition	579
Granted	150	$67.61
Released (1)	(445)		$23,609
Forfeited	(79)
Outstanding, June 30, 2018	761

Outstanding, January 1, 2019	817	$59.70
Granted	118	56.40
Released (1)	(363)	61.42	$22,304
Forfeited	(36)	66.61
Outstanding, June 30, 2019	536	63.92

Vested but not released, June 30, 2019	8		$516

Expected to vest, June 30, 2019	524		$32,796

(1)     Shares released is presented gross of shares netted for employee payroll tax obligations.

At June 30, 2019, total unrecognized compensation expense on restricted stock units was $29.8 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

The weighted-average assumptions used to estimate the fair value of performance-based restricted stock units granted and the resulting weighted average fair value are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Expected volatility	—%	—%	31.3%	28.0%
Risk-free interest rate	—%	—%	2.5%	2.2%
Expected term (years)	N/A	N/A	1.6	2.1

Weighted average fair value	$—	$—	$60.91	$78.56

There were no performance-based restricted stock units granted for the three months ended June 30, 2019 and 2018.

Phantom Stock Units
The following table summarizes phantom stock unit activity:

In thousands	Number of Phantom Stock Units	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2018	63
Converted upon acquisition	21
Granted	32	$69.22
Released	(32)
Forfeited	(3)
Outstanding, June 30, 2018	81

Expected to vest, June 30, 2018	81

Outstanding, January 1, 2019	83	$61.80
Granted	13	50.33
Released	(37)	56.37
Forfeited	(4)	65.18
Outstanding, June 30, 2019	55	62.40

Expected to vest, June 30, 2019	55

At June 30, 2019, total unrecognized compensation expense on phantom stock units was $2.8 million, which is expected to be recognized over a weighted average period of approximately 1.9 years. As of both June 30, 2019 and December 31, 2018, we have recognized a phantom stock liability of $0.7 million and $1.5 million, respectively, within wages and benefits payable in the Consolidated Balance Sheets.

Note 10: Income Taxes

We determine the interim tax benefit (provision) by applying an estimate of the annual effective tax rate to the year-to-date pretax book income (loss) and adjusting for discrete items during the reporting period, if any. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded.

Our tax rate for the three and six months ended June 30, 2019 of 30% and 42%, respectively, differed from the federal statutory rate of 21% primarily due to losses in jurisdictions for which no benefit is recognized because of valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions.

Our tax rate for the three and six months ended June 30, 2018 of 50% and 5%, respectively, differed from the federal statutory rate of 21% primarily due to losses in jurisdictions for which no benefit is recognized because of valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions, a benefit related to excess stock-based compensation, and uncertain tax positions.

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense recognized were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2019	2018	2019	2018
Net interest and penalties expense	$(42)	$315	$259	$739

Accrued interest and penalties recognized were as follows:

In thousands	June 30, 2019	December 31, 2018
Accrued interest	$2,383	$2,127
Accrued penalties	1,774	1,758

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate were as follows:

In thousands	June 30, 2019	December 31, 2018
Unrecognized tax benefits related to uncertain tax positions	$115,282	$112,558
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	113,952	111,224

At June 30, 2019, we are under examination by certain tax authorities for the 2010 to 2017 tax years. The material jurisdictions where we are subject to examination for the 2010 to 2017 tax years include, among others, the United States, France, Germany, Italy, Brazil and the United Kingdom. No material changes have occurred to previously disclosed assessments. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

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

Our available lines of credit, outstanding standby LOCs, and performance bonds were as follows:

In thousands	June 30, 2019	December 31, 2018
Credit facilities
Multicurrency revolving line of credit	$500,000	$500,000
Long-term borrowings	—	—
Standby LOCs issued and outstanding	(42,285)	(40,983)
Net available for additional borrowings under the multi-currency revolving line of credit	$457,715	$459,017

Net available for additional standby LOCs under sub-facility	$257,715	$259,017

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$109,595	$108,039
Standby LOCs issued and outstanding	(23,343)	(19,386)
Short-term borrowings	(1,242)	(2,232)
Net available for additional borrowings and LOCs	$85,010	$86,421

Unsecured surety bonds in force	$102,146	$94,365

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

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2019	2018	2019	2018
Beginning balance	$57,532	$41,979	$60,443	$34,862
Assumed liabilities from acquisition	—	—	—	5,742
New product warranties	538	1,464	2,257	2,282
Other adjustments and expirations	6,070	4,437	7,931	8,481
Claims activity	(7,434)	(2,708)	(13,517)	(6,816)
Effect of change in exchange rates	406	(1,453)	(2)	(832)
Ending balance	57,112	43,719	57,112	43,719
Less: current portion of warranty	38,987	29,443	38,987	29,443
Long-term warranty	$18,125	$14,276	$18,125	$14,276

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to insurance and supplier recoveries, other changes and adjustments to warranties, and customer claims. Warranty expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2019	2018	2019	2018
Total warranty expense	$6,187	$5,901	$7,966	$10,763

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

Plan costs were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2019	2018	2019	2018
Plan costs	$7,923	$7,673	$14,801	$16,354

The IBNR accrual, which is included in wages and benefits payable, was as follows:

In thousands	June 30, 2019	December 31, 2018
IBNR accrual	$3,213	$3,643

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

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2018 Projects are as follows:

In thousands	Total Expected Costs at June 30, 2019	Costs Recognized in Prior Periods	Costs Recognized During the Six Months Ended June 30, 2019	Expected Remaining Costs to be Recognized at June 30, 2019
Employee severance costs	$72,735	$73,778	$(1,043)	$—
Asset impairments & net loss on sale or disposal	231	117	114	—
Other restructuring costs	24,904	4,228	5,386	15,290
Total	$97,870	$78,123	$4,457	$15,290

2016 Projects
On September 1, 2016, we announced projects (2016 Projects) to restructure various company activities in order to improve operational efficiencies, reduce expenses and improve competitiveness. We closed or consolidated several facilities and reduced our global workforce as a result of the restructuring. The 2016 Projects were initiated during the third quarter of 2016 and were substantially completed at December 31, 2018.

During the three months ended June 30, 2019, we completed the sale of our property in Stretford, United Kingdom. A gain on sale of $5.4 million was included in restructuring expense in the Consolidated Statement of Operations.

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2016 Projects are as follows:

In thousands	Total Expected Costs at June 30, 2019	Costs Recognized in Prior Periods	Costs Recognized During the Six Months Ended June 30, 2019	Expected Remaining Costs to be Recognized at June 30, 2019
Employee severance costs	$36,283	$35,845	$438	$—
Asset impairments & net loss (gain) on sale or disposal	255	5,664	(5,409)	—
Other restructuring costs	14,070	11,763	1,607	700
Total	$50,608	$53,272	$(3,364)	$700

The following table summarizes the activity within the restructuring related balance sheet accounts for the 2018 and 2016 Projects during the six months ended June 30, 2019:

In thousands	Accrued Employee Severance	Asset Impairments & Net Loss on Sale or Disposal	Other Accrued Costs	Total
Beginning balance, January 1, 2019	$72,152	$—	$3,416	$75,568
Costs charged to expense	(605)	(5,295)	6,993	1,093
Cash (payments) receipts	(8,167)	(12)	(2,650)	(10,829)
Net assets disposed and impaired	—	—	—	—
Effect of change in exchange rates	(130)	—	11	(119)
Ending balance, June 30, 2019	$63,250	$(5,307)	$7,770	$65,713

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

The current portion of restructuring liabilities was $24.4 million and $36.0 million as of June 30, 2019 and December 31, 2018. The current portion of restructuring liabilities is classified within other current liabilities on the Consolidated Balance Sheets. The long-term portion of restructuring liabilities balances was $41.3 million and $39.6 million as of June 30, 2019 and December 31, 2018. The long-term portion of restructuring liabilities is classified within other long-term obligations on the Consolidated Balance Sheets and include severance accruals and facility exit costs.

Note 13:    Shareholders' Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at June 30, 2019 and December 31, 2018.

Stock Repurchase Authorization
On March 14, 2019, Itron's Board of Directors authorized the Company to repurchase up to $50 million of our common stock over a 12-month period (the 2019 Stock Repurchase Program). Following the announcement of the program and through June 30, 2019, we repurchased 529,396 shares at an average share price of $47.22 (including commissions) for a total of $25 million. The remaining amount authorized for repurchase under the 2019 Stock Repurchase Program is $25 million. In accordance with the terms of our 5% senior notes indenture maturing January 15, 2026, we are limited to a total of $25 million in stock repurchases in 2019. As we have already met that threshold, we will not repurchase any more shares for the remainder of 2019.

Other Comprehensive Income (Loss)
The before-tax amount, income tax (provision) benefit, and net-of-tax amount related to each component of OCI were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2019	2018	2019	2018
Before-tax amount
Foreign currency translation adjustment	$5,352	$(34,271)	$3,098	$(17,978)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	651	3,068	822	4,504
Net hedging (gain) loss reclassified into net income	(2,610)	(2,354)	(2,874)	(2,373)
Net unrealized gain (loss) on defined benefit plans	378	—	720	—
Net defined benefit plan loss reclassified to net income	(189)	409	(10)	829
Total other comprehensive income (loss), before tax	$3,582	$(33,148)	$1,756	$(15,018)

Tax (provision) benefit
Foreign currency translation adjustment	$(165)	$111	$(297)	$118
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	136	(173)	176	(426)
Net hedging (gain) loss reclassified into net income	189	(55)	377	(50)
Net unrealized gain (loss) on defined benefit plans	(42)	—	(57)	—
Net defined benefit plan loss reclassified to net income	36	(8)	1	(14)
Total other comprehensive income (loss) tax benefit	$154	$(125)	$200	$(372)

Net-of-tax amount
Foreign currency translation adjustment	$5,187	$(34,160)	$2,801	$(17,860)
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	787	2,895	998	4,078
Net hedging (gain) loss reclassified into net income	(2,421)	(2,409)	(2,497)	(2,423)
Net unrealized gain (loss) on defined benefit plans	336	—	663	—
Net defined benefit plan loss reclassified to net income	(153)	401	(9)	815
Total other comprehensive income (loss), net of tax	$3,736	$(33,273)	$1,956	$(15,390)

The changes in the components of AOCI, net of tax, were as follows:

In thousands	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Benefit Obligation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2018	$(128,648)	$966	$(14,380)	$(28,416)	$(170,478)
OCI before reclassifications	(17,860)	4,078	—	—	(13,782)
Amounts reclassified from AOCI	—	(2,423)	—	815	(1,608)
Total other comprehensive income (loss)	(17,860)	1,655	—	815	(15,390)
Balances at June 30, 2018	$(146,508)	$2,621	$(14,380)	$(27,601)	$(185,868)

Balances at January 1, 2019	$(157,489)	$1,201	$(14,380)	$(25,637)	$(196,305)
OCI before reclassifications	2,801	998	—	663	4,462
Amounts reclassified from AOCI	—	(2,497)	—	(9)	(2,506)
Total other comprehensive income (loss)	2,801	(1,499)	—	654	1,956
Balances at June 30, 2019	$(154,688)	$(298)	$(14,380)	$(24,983)	$(194,349)

Note 14:    Fair Values of Financial Instruments

The following table presents the fair values of our financial instruments:

	June 30, 2019		December 31, 2018
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$135,736	$135,736	$120,221	$120,221
Restricted cash	2,117	2,117	2,107	2,107
Foreign exchange options	671	671	—	—
Foreign exchange forwards	15	15	157	157
Interest rate swaps	692	692	2,612	2,612
Interest rate caps	130	130	786	786
Cross currency swaps	3,218	3,218	2,970	2,970

Liabilities
Credit facility
USD denominated term loan	$615,625	$609,865	$637,813	$630,971
Multicurrency revolving line of credit	—	—	—	—
Senior notes	400,000	408,000	400,000	368,000
Foreign exchange forwards	70	70	337	337

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

The fair values at June 30, 2019 and December 31, 2018 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

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

Segment Products

Device Solutions
Device Solutions - includes hardware products used for measurement, control, or sensing that do not have communications capability embedded for use with our broader Itron systems, i.e., products where Itron is not offering the complete "end-to-end" solution, but only the hardware elements. Examples of the Device Solutions portfolio include standard endpoints that are shipped without Itron communications, such as our standard gas meters, electricity IEC meters, and water meters, in addition to our heat and allocation products; communicating meters that are not a part of an Itron solution such as the Linky meter; and the implementation and installation of non-communicating devices, such as gas regulators.

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

Revenues, gross profit, and operating income associated with our operating segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2019	2018	2019	2018
Product revenues
Device Solutions	$214,589	$231,750	$433,158	$477,173
Networked Solutions	333,422	275,298	647,772	555,093
Outcomes	18,036	8,866	29,967	20,758
Total Company	$566,047	$515,914	$1,110,897	$1,053,024

Service revenues
Device Solutions	$3,134	$4,396	$6,320	$8,340
Networked Solutions	22,494	20,868	44,571	43,411
Outcomes	43,362	44,712	87,825	88,336
Total Company	$68,990	$69,976	$138,716	$140,087

Total revenues
Device Solutions	$217,723	$236,146	$439,478	$485,513
Networked Solutions	355,916	296,166	692,343	598,504
Outcomes	61,398	53,578	117,792	109,094
Total Company	$635,037	$585,890	$1,249,613	$1,193,111

Gross profit
Device Solutions	$41,590	$48,743	$81,506	$102,347
Networked Solutions	126,243	112,290	253,311	226,531
Outcomes	23,381	15,544	43,660	27,554
Total Company	$191,214	$176,577	$378,477	$356,432

Operating income (loss)
Device Solutions	$28,355	$34,510	$53,812	$72,702
Networked Solutions	98,035	81,941	193,357	161,884
Outcomes	14,367	4,249	24,777	3,594
Corporate unallocated	(97,199)	(100,137)	(207,565)	(358,065)
Total Company	43,558	20,563	64,381	(119,885)
Total other income (expense)	(15,022)	(13,009)	(29,873)	(29,019)
Income (loss) before income taxes	$28,536	$7,554	$34,508	$(148,904)

For the three and six months ended June 30, 2019, one customer represented 11% of total company revenues. For the three months ended June 30, 2018, one customer represented 10% of total company revenues, and no single customer represented more than 10% of total company revenues for the six months ended June 30, 2018.

We currently buy a majority of our integrated circuit board assemblies from three suppliers. Management believes that other suppliers could provide similar products, but a change in suppliers, disputes with our suppliers, or unexpected constraints on the suppliers' production capacity could adversely affect operating results.

Revenues by region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2019	2018	2019	2018
United States and Canada	$417,909	$348,101	$815,475	$704,033
Europe, Middle East, and Africa	167,314	184,748	338,556	386,822
Other(1)	49,814	53,041	95,582	102,256
Total revenues	$635,037	$585,890	$1,249,613	$1,193,111

(1)	Other includes our operations in Latin America and Asia Pacific.

Depreciation and amortization of intangible assets expense associated with our operating segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2019	2018	2019	2018
Device Solutions	$6,346	$6,442	$12,782	$12,916
Networked Solutions	3,205	3,071	6,453	6,315
Outcomes	1,285	1,638	2,587	3,347
Corporate unallocated	17,805	19,756	35,246	39,401
Total Company	$28,641	$30,907	$57,068	$61,979

Note 16: Revenues

A summary of significant net changes in the contract assets and the contract liabilities balances during the period is as follows:

2019
In thousands	Contract liabilities, less contract assets
Beginning balance, January 1	$102,130
Revenues recognized from beginning contract liability	(41,873)
Increases due to amounts collected or due	184,808
Revenues recognized from current period increases	(129,074)
Other	(9,053)
Ending balance, June 30	$106,938

On January 1, 2019, total contract assets were $34.3 million and total contract liabilities were $136.5 million. On June 30, 2019, total contract assets were $37.4 million and total contract liabilities were $144.4 million. The contract assets primarily relate to contracts that include a retention clause and allocations related to contracts with multiple performance obligations. The contract liabilities primarily relate to deferred revenue, such as extended warranty and maintenance cost.

Transaction price allocated to the remaining performance obligations
Total transaction price allocated to remaining performance obligations represents committed but undelivered products and services for contracts and purchase orders at period end. Twelve-month remaining performance obligations represent the portion of total transaction price allocated to remaining performance obligations that we estimate will be recognized as revenue over the next 12 months. Total transaction price allocated to remaining performance obligations is not a complete measure of our future revenues as we also receive orders where the customer may have legal termination rights but are not likely to terminate.

Total transaction price allocated to remaining performance obligations related to contracts is approximately $1.3 billion for the next twelve months and approximately $929 million for periods longer than 12 months. The total remaining performance obligations is comprised of product and service components. The service component relates primarily to maintenance agreements for which customers pay a full year's maintenance in advance, and service revenues are generally recognized over the service period. Total transaction price allocated to remaining performance obligations also includes our extended warranty contracts, for which revenue is recognized over the warranty period, and hardware, which is recognized as units are delivered. The estimate of when remaining performance obligations will be recognized requires significant judgment.

Cost to obtain a contract and cost to fulfill a contract with a customer
Cost to obtain a contract and costs to fulfill a contract are capitalized and amortized using a systematic rational approach to align with the transfer of control of underlying contracts with customers. While amounts were capitalized, they are not material.

Disaggregation of revenue
Refer to "Note 15: Segment Information" and the Consolidated Statement of Operations for disclosure regarding the disaggregation of revenue into categories, which depict how revenue and cash flows are affected by economic factors. Specifically, our operating segments, geographical regions, and categories for products, which include hardware and software and services, are presented.

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

We have not elected the short-term lease exemption. All leases with a lease term of greater than one month are included in the following tables.

The components of operating lease expense are as follows:

In thousands	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$5,632	$11,555
Variable lease cost	305	747
Total operating lease cost	$5,937	$12,302

Supplemental cash flow information related to operating leases are as follows:

In thousands	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$10,205
Right‑of‑use assets obtained in exchange for operating lease liabilities	11,570

Supplemental balance sheet information related to operating leases are as follows:

In thousands	June 30, 2019
Operating lease right-of-use assets, net	$79,456

Other current liabilities	$15,453
Operating lease liabilities	68,387
Total operating lease liability	$83,840
Weighted-average remaining lease term - Operating leases	6.2 years
Weighted-average discount rate - Operating leases	5.0%

Remaining maturities of operating lease liabilities as of June 30, 2019 are as follows:

In thousands	June 30, 2019
2019 (amount remaining at June 30, 2019)	$8,113
2020	17,727
2021	15,518
2022	12,765
2023	12,265
Thereafter	31,690
Total lease payments	98,078
Less: Imputed interest	(14,238)
Total operating lease liability	$83,840

The future obligations under operating leases in effect as of December 31, 2018 as determined prior to adoption of ASC 842 are as follows:

In thousands	December 31, 2018
Less than 1 year	$17,456
1-3 years	26,241
3-5 years	19,659
Beyond 5 years	26,703
Total operating lease liability	$90,059

Item 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes included in this report and with the consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission (SEC) in our Annual Report on Form 10-K on February 28, 2019 (2018 Annual Report).

Documents we provide to the SEC are available free of charge under the Investors section of our website at www.itron.com as soon as practicable after they are filed with or furnished to the SEC. In addition, these documents are available at the SEC's website (http://www.sec.gov), at the SEC's Headquarters at 100 F Street, NE, Washington, DC 20549, or by calling 1-800-SEC-0330.

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, revenues, earnings growth, liquidity, restructuring, and other items. This document reflects our current plans and expectations and is based on information currently available as of the date of this Quarterly Report on Form 10-Q. When we use the words "expect," "intend," "anticipate," "believe," "plan," "project," "estimate," "future," "objective," "may," "will," "will continue," and similar expressions, they are intended to identify forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. Although we believe that these assumptions and estimates are reasonable, any of these assumptions and estimates could prove to be inaccurate and the forward -looking statements based on them could be incorrect and cause our actual results to vary materially from expected results. For a more complete description of these and other risks, refer to Item 1A: "Risk Factors" included in our 2018 Annual Report and our other reports on file with the SEC. We do not undertake any obligation to update or revise any forward-looking statement in this document.

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

Device Solutions: primarily includes hardware products used for measurement, control, or sensing that do not have communications capability embedded for use with our broader Itron systems, i.e., products where Itron is not offering the complete “end-to-end” solution, but only the hardware elements. Examples of the Device Solutions portfolio include standard endpoints that are shipped without Itron communications, such as our standard gas meters, electricity IEC meters, and water meters, in addition to our heat and allocation products; communicating meters that are not a part of an Itron solution such as the Linky meter; and the implementation and installation of non-communicating devices, such as gas regulators.

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

Refer to the Non-GAAP Measures section below on pages 46-48 for information about these non-GAAP measures and the detailed reconciliation of items that impacted free cash flow, non-GAAP operating expense, non-GAAP operating income, non-GAAP net income, adjusted EBITDA, and non-GAAP diluted EPS in the presented periods.

Total Company Highlights and Unit Shipments

Highlights and significant developments for the three months ended months ended June 30, 2019 compared with the three months ended June 30, 2018

•	Revenues were $635.0 million compared with $585.9 million in 2018, an increase of $49.1 million, or 8%

•	Gross margin was 30.1%, flat compared with 2018

•	Operating expenses decreased $8.4 million, or 5%, compared with 2018

•	Net income attributable to Itron, Inc. was $19.4 million compared with $2.7 million in 2018

•	GAAP diluted EPS increased by $0.42 to $0.49 compared with 2018

•	Non-GAAP net income attributable to Itron, Inc. was $34.6 million compared with $20.5 million in 2018

•	Non-GAAP diluted EPS was $0.87, an increase of $0.36 compared with 2018

•	Adjusted EBITDA increased $16.1 million, or 28%, compared with 2018

Highlights and significant developments for the six months ended months ended June 30, 2019 compared with the six months ended June 30, 2018

•	Revenues were $1.25 billion compared with $1.19 billion in 2018, an increase of $56.5 million, or 5%

•	Gross margin was 30.3% compared with 29.9% in 2018

•	Operating expenses decreased $162.2 million, or 34%, compared with 2018

•	Net income attributable to Itron, Inc. was $17.5 million, compared with a net loss of $143.0 million in 2018

•	GAAP diluted EPS increased by $4.10 to $0.44 as compared with 2018

•	Non-GAAP net income attributable to Itron, Inc. was $62.5 million compared with $25.6 million in 2018

•	Non-GAAP diluted EPS was $1.57, an increase of $0.93 compared with 2018

•	Adjusted EBITDA increased $42.3 million, or 44%, compared with 2018

Stock Repurchase Authorization
On March 14, 2019, Itron's Board of Directors authorized the Company to repurchase up to $50 million of our common stock over a 12-month period (the 2019 Stock Repurchase Program). Following the announcement of the program and through June 30, 2019, we repurchased 529,396 shares at an average share price of $47.22 (including commissions) for a total of $25 million. The remaining amount authorized for repurchase under the 2019 Stock Repurchase Program is $25 million. In accordance with the terms of our 5% senior notes indenture maturing January 15, 2026, we are limited to a total of $25 million in stock repurchases in 2019. As we have already met that threshold, we will not repurchase any more shares for the remainder of 2019.

2018 Restructuring Projects
On February 22, 2018, our Board of Directors approved a restructuring plan (2018 Projects) to continue our efforts to optimize our global supply chain and manufacturing operations, research and development, and sales and marketing organizations. We expect to substantially complete expense recognition on the plan by the end of 2020. We recognized a reversal of restructuring expense of $1.2 million compared with restructuring expense of $4.5 million related to the 2018 Projects during the three and six months ended June 30, 2019, respectively, and we anticipate an additional $15.3 million to be recognized in future periods. At the conclusion of the 2018 Projects, we anticipate annualized savings of $45 million to $50 million. For further discussion of restructuring activities, refer to Item 1: "Financial Statements (Unaudited), Note 12: Restructuring."

The following table summarizes the changes in GAAP and Non-GAAP financial measures:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands, except margin and per share data	2019	2018	% Change	2019	2018	% Change
GAAP
Revenues
Product revenues	$566,047	$515,914	10%	$1,110,897	$1,053,024	5%
Service revenues	68,990	69,976	(1)%	138,716	140,087	(1)%
Total revenues	635,037	585,890	8%	1,249,613	1,193,111	5%

Gross profit	$191,214	$176,577	8%	$378,477	$356,432	6%
Operating expenses	147,656	156,014	(5)%	314,096	476,317	(34)%
Operating income (loss)	43,558	20,563	112%	64,381	(119,885)	N/A
Other income (expense)	(15,022)	(13,009)	15%	(29,873)	(29,019)	3%
Income tax benefit (provision)	(8,419)	(3,781)	123%	(14,540)	7,407	N/A
Net income (loss) attributable to Itron, Inc.	19,446	2,657	632%	17,539	(143,009)	N/A

Non-GAAP(1)
Non-GAAP operating expenses	$128,041	$132,490	(3)%	$258,598	$284,541	(9)%
Non-GAAP operating income	63,173	44,087	43%	119,879	71,891	67%
Non-GAAP net income attributable to Itron, Inc.	34,600	20,456	69%	62,490	25,550	145%
Adjusted EBITDA	72,966	56,882	28%	138,724	96,455	44%

GAAP Margins and Earnings Per Share
Gross margin
Product gross margin	29.2%	29.0%		29.1%	28.8%
Service gross margin	38.0%	38.9%		39.4%	37.7%
Total gross margin	30.1%	30.1%		30.3%	29.9%

Operating margin	6.9%	3.5%		5.2%	(10.0)%
Basic EPS	$0.49	$0.07		$0.44	$(3.66)
Diluted EPS	$0.49	$0.07		$0.44	$(3.66)

Non-GAAP Earnings Per Share(1)
Non-GAAP diluted EPS	$0.87	$0.51		$1.57	$0.64

(1)
These measures exclude certain expenses that we do not believe are indicative of our core operating results. See pages 46-48 for information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Endpoints Summary
Our revenue is driven significantly by sales of endpoints. We classify our endpoints into two categories:

•
Standard Endpoints – an Itron product delivered primarily via our Device Solutions segment. The majority of our standard endpoint devices are used for delivery and metrology in the electricity, water, and gas distribution industries, and have no built-in remote reading communication technology. However, some standard endpoint devices are shipped with non-Itron communications capabilities and are not a part of an Itron solution, such as the Smart Spec or Linky meter, and are classified as a standard endpoint.

•
Networked Endpoints – an Itron product with one-way communication or two-way communication of data including remote device configuration and upgrade (consisting primarily of our OpenWay® or Gen X technology). This primarily includes Itron devices used in electricity, water, and gas distribution industries delivered via our Networked Solutions segment. Networked endpoints also include smart communication modules and network interface cards (NICs). NICs are communicating modules that can be sold separately from the device directly to our customers or to third party manufacturers for use in endpoints such as electric, water, and gas meters; streetlights and smart city devices; sensors or another standard device that the end customer would like to connect to our OpenWay or Gen X Networked Solutions. These endpoints are primarily delivered via our Networked Solutions segment.

A summary of our endpoints shipped is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Units in thousands	2019	2018	2019	2018
Itron Endpoints
Standard endpoints (1)	5,570	5,860	11,040	11,640
Networked endpoints (1)	4,260	3,570	8,240	7,470
Total endpoints	9,830	9,430	19,280	19,110

(1)
As of the second quarter of 2019, we have refined the definition of a standard endpoint to more closely align to the segment performance of Device Solutions and Networked Solutions as reported in the Operating Segment Results section below. The quantities presented for the three and six months ended June 30, 2018 and for the three months ended March 31, 2019, as included in the six-month period for 2019, have been recast to align with the refined definitions of standard and networked endpoints. The total endpoints shipped for each period is unchanged.

Results of Operations

Revenues and Gross Margin

The actual results and effects of changes in foreign currency exchange rates in revenues and gross profit were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended June 30,
In thousands	2019	2018
Total Company
Revenues	$635,037	$585,890	$(15,716)	$64,863	$49,147
Gross profit	191,214	176,577	(3,497)	18,134	14,637

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Six Months Ended June 30,
	2019	2018
Total Company
Revenues	$1,249,613	$1,193,111	$(37,677)	$94,179	$56,502
Gross profit	378,477	356,432	(8,511)	30,556	22,045

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues
Revenues increased $49.1 million, or 8%, for the three months ended June 30, 2019, compared with the same period in 2018. This growth for the three months ended June 30, 2019 was driven primarily by the Networked Solutions segment, which increased

$59.8 million for the three months ended June 30, 2019. For the three months ended June 30, 2019, the Outcomes segment increased revenue by $7.8 million when compared with 2018, and the Device Solutions segment revenue decreased by $18.4 million. Changes in exchange rates unfavorably impacted total revenues by $15.7 million during the second quarter, of which $12.1 million unfavorably impacted the Device Solutions segment total revenue. Product revenues during the second quarter of 2019 increased $50.1 million, or 10%. Service revenues during the second quarter of 2019 decreased slightly by $1.0 million, or 1%.

Revenues increased $56.5 million, or 5%, for the six months ended June 30, 2019, compared with the same period in 2018. New deployments in the Networked Solutions segment increased revenue by $93.8 million for the six months ended June 30, 2019 as compared with the same period in 2018. For the six months ended June 30, 2019, the Outcomes segment increased revenue by $8.7 million when compared with the same period last year, and the Device Solutions segment revenue decreased by $46.0 million. During the six months ended June 30, 2019, changes in exchange rates unfavorably impacted total revenues by $37.7 million, of which $29.1 million unfavorably impacted the Device Solutions segment total revenue. For the six months ended June 30, 2019, new deployments increased product revenues by $57.9 million as compared with the same period in 2018. Service revenues decreased slightly by $1.4 million during the six months ended June 30, 2019 as compared with 2018.

Gross Margin
Gross margin was flat at 30.1% for the three months ended June 30, 2019, compared with the same period in 2018. Our gross margin associated with product sales increased to 29.2% for the three months ended June 30, 2019, compared with 29.0% for the same period in 2018. Gross margin associated with our service revenues decreased to 38.0% for the three months ended June 30, 2019, compared with 38.9% for the same period in 2018.

Gross margin for the six months ended June 30, 2019 was 30.3%, compared with 29.9% for the same period in 2018. Our gross margin associated with product sales increased to 29.1% for the six months ended June 30, 2019, compared with 28.8% for the same period in 2018. Gross margin associated with our service revenues increased to 39.4% for the six months ended June 30, 2019, compared with 37.7% for the same period in 2018.

Operating Expenses

The actual results and effects of changes in foreign currency exchange rates in operating expenses were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended June 30,
In thousands	2019	2018
Total Company
Sales, general and administrative	$88,259	$88,863	$(2,257)	$1,653	$(604)
Research and development	49,449	54,775	(473)	(4,853)	(5,326)
Amortization of intangible assets	16,117	17,999	(184)	(1,698)	(1,882)
Restructuring	(6,169)	(5,623)	64	(610)	(546)
Total Operating expenses	$147,656	$156,014	$(2,850)	$(5,508)	$(8,358)

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Six Months Ended June 30,
	2019	2018
Total Company
Sales, general and administrative	$180,974	$243,277	$(6,760)	$(55,543)	$(62,303)
Research and development	99,939	115,059	(1,169)	(13,951)	(15,120)
Amortization of intangible assets	32,090	35,739	(438)	(3,211)	(3,649)
Restructuring	1,093	82,242	(7,297)	(73,852)	(81,149)
Total Operating expenses	$314,096	$476,317	$(15,664)	$(146,557)	$(162,221)

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Operating expenses decreased $8.4 million for the three months ended June 30, 2019 as compared with the same period in 2018. This was primarily due to the decrease of $5.3 million in research and development, and the decrease of $1.9 million in amortization of intangible assets. These amounts are net of increases in variable compensation.

Operating expenses decreased $162.2 million for the six months ended June 30, 2019 as compared with the same period in 2018. This was primarily due to the $81.1 million decrease in restructuring expense, which was elevated during the six months ended June 30, 2018 following the announcement of the 2018 Project, and $62.3 million decreased in sales, general and administrative expenses. Acquisition and integration costs, which are classified within sales, general and administrative expenses, decreased by $53.0 million compared with the same period in 2018.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
In thousands	2019	2018		2019	2018
Interest income	$534	$633	(16)%	$862	$1,294	(33)%
Interest expense	(12,294)	(13,434)	(8)%	(24,629)	(25,547)	(4)%
Amortization of prepaid debt fees	(1,202)	(1,211)	(1)%	(2,402)	(4,602)	(48)%
Other income (expense), net	(2,060)	1,003	(305)%	(3,704)	(164)	2,159%
Total other income (expense)	$(15,022)	$(13,009)	15%	$(29,873)	$(29,019)	3%

Total other income (expense) for the three and six months ended June 30, 2019 was a net expense of $15.0 million and $29.9 million, compared with $13.0 million and $29.0 million in the same periods in 2018. The change in other income (expense), net, for the three and six months ended June 30, 2019 as compared with the same periods in 2018 was the result of a legal settlement gain of $2.5 million recognized in the second quarter of 2018 and the effect of recognized foreign currency exchange gains and losses due to transactions denominated in a currency other than the reporting entity's functional currency.

Income Tax Provision

For the three and six months ended June 30, 2019, our income tax expense was $8.4 million and $14.5 million compared with income tax expense and benefit of $3.8 million and $(7.4) million for the same periods in 2018. Our tax rate for the three and six months ended June 30, 2019 of 30% and 42% differed from the federal statutory rate of 21% due to the forecasted mix of earnings in domestic and international jurisdictions and losses experienced in jurisdictions with valuation allowances on deferred tax assets. Our tax rate for the three and six months ended June 30, 2018 of 50% and 5% differed from the federal statutory rate of 21% due to the forecasted mix of earnings in domestic and international jurisdictions, a benefit related to excess stock based compensation, and losses experienced in jurisdictions with valuation allowances on deferred tax assets.

Operating Segment Results

For a description of our operating segments, refer to Item 1: "Financial Statements (Unaudited) Note 15: Segment Information."

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands	2019	2018	% Change		2019	2018	% Change
Segment Revenues
Device Solutions	$217,723	$236,146	(8)%		$439,478	$485,513	(9)%
Networked Solutions	355,916	296,166	20%		692,343	598,504	16%
Outcomes	61,398	53,578	15%		117,792	109,094	8%
Total revenues	$635,037	$585,890	8%		$1,249,613	$1,193,111	5%

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
In thousands	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin
Device Solutions	$41,590	19.1%	$48,743	20.6%	$81,506	18.5%	$102,347	21.1%
Networked Solutions	126,243	35.5%	112,290	37.9%	253,311	36.6%	226,531	37.8%
Outcomes	23,381	38.1%	15,544	29.0%	43,660	37.1%	27,554	25.3%
Total gross profit and margin	$191,214	30.1%	$176,577	30.1%	$378,477	30.3%	$356,432	29.9%

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands	2019	2018	% Change		2019	2018	% Change
Segment Operating Expenses
Device Solutions	$13,235	$14,233	(7)%		$27,694	$29,645	(7)%
Networked Solutions	28,208	30,349	(7)%		59,954	64,647	(7)%
Outcomes	9,014	11,295	(20)%		18,883	23,960	(21)%
Corporate unallocated	97,199	100,137	(3)%		207,565	358,065	(42)%
Total operating expenses	$147,656	$156,014	(5)%		$314,096	$476,317	(34)%

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
In thousands	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss) and Operating Margin
Device Solutions	$28,355	13.0%	$34,510	14.6%	$53,812	12.2%	$72,702	15.0%
Networked Solutions	98,035	27.5%	81,941	27.7%	193,357	27.9%	161,884	27.0%
Outcomes	14,367	23.4%	4,249	7.9%	24,777	21.0%	3,594	3.3%
Corporate unallocated	(97,199)	(15.3)%	(100,137)	(17.1)%	(207,565)	(16.6)%	(358,065)	(30.0)%
Total Company	$43,558	6.9%	$20,563	3.5%	$64,381	5.2%	$(119,885)	(10.0)%

Device Solutions:

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Device Solutions operating segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended June 30,
In thousands	2019	2018
Device Solutions Segment
Revenues	$217,723	$236,146	$(12,104)	$(6,319)	$(18,423)
Gross profit	41,590	48,743	(2,868)	(4,285)	(7,153)
Operating expenses	13,235	14,233	(257)	(741)	(998)

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Six Months Ended June 30,
In thousands	2019	2018
Device Solutions Segment
Revenues	$439,478	$485,513	$(29,127)	$(16,908)	$(46,035)
Gross profit	81,506	102,347	(6,238)	(14,603)	(20,841)
Operating expenses	27,694	29,645	(685)	(1,266)	(1,951)

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues - Three months ended June 30, 2019 vs. Three months ended June 30, 2018
Revenues decreased $18.4 million, or 8% for the three months ended June 30, 2019 compared with the same period in 2018. During the three months ended June 30, 2019, product revenue decreased due to lower shipments for certain customer projects in Europe, Middle East, and Africa (EMEA) offset by higher product sales in North America. Changes in foreign currency exchange rates unfavorably impacted revenues by $12.1 million.

Revenues - Six months ended June 30, 2019 vs. Six months ended June 30, 2018
Revenues decreased $46.0 million, or 9%. Changes in foreign currency exchange rates unfavorably impacted revenues by $29.1 million. The decrease in revenue was also due to reduced shipments for certain customer projects in EMEA offset by higher product sales in North America.

Gross Margin - Three months ended June 30, 2019 vs. Three months ended June 30, 2018
Gross margin was 19.1% for the three months ended June 30, 2019, compared with 20.6% for the same period in 2018. The 150 basis point decrease over the prior year was primarily the result of increased component costs, partially offset by reduced warranty expense.

Gross Margin - Six months ended June 30, 2019 vs. Six months ended June 30, 2018
For the six months ended June 30, 2019, gross margin was 18.5%, compared with 21.1% for the first six months in 2018. During 2019, the 260 basis point reduction over the prior year was primarily the result of increased component costs and partially offset by reduced variable warranty expense.

Operating Expenses - Three months ended June 30, 2019 vs. Three months ended June 30, 2018
Operating expenses decreased $1.0 million, or 7%, for the three months ended June 30, 2019, compared with the same period in 2018. The decrease was primarily a result of lower research and development expense, offset by higher product marketing expense.

Operating Expenses - Six months ended June 30, 2019 vs. Six months ended June 30, 2018
Operating expenses decreased $2.0 million, or 7%, for the six months ended June 30, 2019, compared with the same period in 2018. The decrease was primarily a result of lower research and development expense, offset by higher product marketing expense.

Networked Solutions:

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Networked Solutions operating segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended June 30,
In thousands	2019	2018
Networked Solutions Segment
Revenues	$355,916	$296,166	$(2,749)	$62,499	$59,750
Gross profit	126,243	112,290	(908)	14,861	13,953
Operating expenses	28,208	30,349	(62)	(2,079)	(2,141)

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Six Months Ended June 30,
In thousands	2019	2018
Networked Solutions Segment
Revenues	$692,343	$598,504	$(6,388)	$100,227	$93,839
Gross profit	253,311	226,531	(2,015)	28,795	26,780
Operating expenses	59,954	64,647	(140)	(4,553)	(4,693)

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues - Three months ended June 30, 2019 vs. Three months ended June 30, 2018
Revenues increased $59.8 million, or 20%, for the three months ended June 30, 2019 compared with the same period in 2018. The increase was primarily driven by higher product sales in North America, partially offset by $2.7 million of unfavorable changes in foreign currency exchange rates.

Revenues - Six months ended June 30, 2019 vs. Six months ended June 30, 2018
Revenues increased $93.8 million, or 16%, for the six months ended June 30, 2019 compared with the same period in 2018. The increase was primarily related to increased product sales in North America offset by $6.4 million of unfavorable changes in foreign currency exchange rates.

Gross Margin - Three months ended June 30, 2019 vs. Three months ended June 30, 2018
Gross margin was 35.5% for the three months ended June 30, 2019, compared with 37.9% for the same period in 2018. The 240 basis point decrease was related to unfavorable product mix and increased warranty costs.

Gross Margin - Six months ended June 30, 2019 vs. Six months ended June 30, 2018
Gross margin was 36.6% for the six months ended June 30, 2019, compared with 37.8% for the same period in 2018. The 120 basis point decrease was primarily related to unfavorable product mix and increased warranty costs.

Operating Expenses - Three months ended June 30, 2019 vs. Three months ended June 30, 2018
Operating expenses decreased $2.1 million, or 7%, for the three months ended June 30, 2019, compared with the same period in 2018. The decrease was primarily related to lower research and development expenses.

Operating Expenses - Six months ended June 30, 2019 vs. Six months ended June 30, 2018
Operating expenses decreased $4.7 million, or 7%, for the six months ended 2019, compared with the same period in 2018. The decrease was primarily related to lower research and development expenses.

Outcomes:

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Outcomes operating segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended June 30,
In thousands	2019	2018
Outcomes Segment
Revenues	$61,398	$53,578	$(862)	$8,682	$7,820
Gross profit	23,381	15,544	(91)	7,928	7,837
Operating expenses	9,014	11,295	(45)	(2,236)	(2,281)

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Six Months Ended June 30,
In thousands	2019	2018
Outcomes Segment
Revenues	$117,792	$109,094	$(2,162)	$10,860	$8,698
Gross profit	43,660	27,554	(516)	16,622	16,106
Operating expenses	18,883	23,960	(98)	(4,979)	(5,077)

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues - Three months ended June 30, 2019 vs. Three months ended June 30, 2018
Revenues increased $7.8 million, or 15%, for the three months ended June 30, 2019, compared with the same period in 2018. The increase was driven by growth in software licenses and customer projects. Revenues were unfavorably impacted by $0.9 million due to changes in foreign currency exchange rates.

Revenues - Six months ended June 30, 2019 vs. Six months ended June 30, 2018
Revenues increased $8.7 million, or 8%, for the six months ended June 30, 2019, compared with the same period in 2018. This growth was driven by software licenses and customer projects. Revenues were unfavorably impacted by $2.2 million due to changes in foreign currency exchange rates.

Gross Margin - Three months ended June 30, 2019 vs. Three months ended June 30, 2018
Gross margin increased to 38.1%, compared with 29.0% in 2018. The 910 basis point increase in gross margin was driven primarily by the growth in higher margin software licenses and professional services.

Gross Margin - Six months ended June 30, 2019 vs. Six months ended June 30, 2018
Gross margin increased to 37.1% for the six months ended June 30, 2019, compared with 25.3% for the same period last year. The 1180 basis point increase was driven by growth in higher margin software licenses and professional services.

Operating Expenses - Three months ended June 30, 2019 vs. Three months ended June 30, 2018
Operating expenses for the three months ended June 30, 2019 decreased $2.3 million, or 20%, compared with 2018. This was primarily related to lower research and development expenses.

Operating Expenses - Six months ended June 30, 2019 vs. Six months ended June 30, 2018
Operating expenses for the six months ended June 30, 2019 decreased $5.1 million, or 21%, compared with the same period last year. This was primarily related to lower research and development and product marketing expenses.

Corporate unallocated:

Corporate Unallocated Expenses - Three months ended June 30, 2019 vs. Three months ended June 30, 2018
Operating expenses not directly associated with an operating segment are classified as "Corporate unallocated." These expenses decreased by $2.9 million, or 3%, for the three months ended June 30, 2019 compared with the same period in 2018. This was primarily due to decreases in sales, general and administrative expenses and research and development spending, net of an increase in variable compensation.

Corporate Unallocated Expenses - Six months ended June 30, 2019 vs. Six months ended June 30, 2018
Corporate unallocated expenses decreased by $150.5 million, or 42%, for the six months ended June 30, 2019 compared with the same period in 2018. The decrease was primarily due to lower restructuring expense and lower SSNI acquisition and integration expense in 2019.

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

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
In millions
June 30, 2019	$702	$3,090	$1,403
March 31, 2019	473	3,022	1,375
December 31, 2018	786	3,173	1,349
September 30, 2018	593	3,112	1,350
June 30, 2018	579	3,113	1,426

Financial Condition

Cash Flow Information:

	Six Months Ended June 30,
In thousands	2019	2018
Cash provided by operating activities	$78,063	$16,879
Cash used in investing activities	(16,738)	(832,340)
Cash provided by (used in) financing activities	(46,527)	498,009
Effect of exchange rates on cash, cash equivalents, and restricted cash	727	(4,841)
Increase (decrease) in cash, cash equivalents, and restricted cash	$15,525	$(322,293)

Cash, cash equivalents, and restricted cash was $137.9 million at June 30, 2019, compared with $122.3 million at December 31, 2018. The $15.5 million increase in cash, cash equivalents, and restricted cash for the six months ended June 30, 2019 was primarily the result of cash flows from operations, partially offset by acquisitions of property, plant, and equipment; repurchases of shares; and net payments on debt.

Operating activities
Cash provided by operating activities during the six months ended June 30, 2019 was $78.1 million compared with cash provided by operating activities of $16.9 million during the same period in 2018. The increase was primarily due to increased gross profit and lower cash outflows for acquisition and integration costs and restructuring costs.

Investing activities
Cash used by investing activities during the six months ended June 30, 2019 was $815.6 million higher compared with the same period in 2018. This decrease in use of cash was primarily related to the acquisition of SSNI in 2018.

Financing activities
Net cash used in financing activities during the six months ended June 30, 2019 was $46.5 million, compared with net cash provided of $498.0 million for the same period in 2018. In 2018, we had net draws on our debt of $519.7 million to fund the acquisition of SSNI, as well as cash payments of $24.0 million for debt origination fees. In 2019, we had stock repurchases of $25.0 million and net repayments of debt of $22.2 million.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations for the six months ended June 30, 2019 was an increase of $0.7 million, compared with a decrease of $4.8 million for the same period in 2018. The impact of exchange rates is the result of an increase in the U.S. dollar value compared with most foreign currencies during the six months ended June 30, 2019, compared with a decrease in value compared with most foreign currencies during the same period in 2018.

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

	Six Months Ended June 30,
In thousands	2019	2018
Cash provided by operating activities	$78,063	$16,879
Acquisitions of property, plant, and equipment	(26,511)	(29,309)
Free cash flow	$51,552	$(12,430)

Free cash flow increased primarily as a result of higher cash provided by operating activities due to a significant decrease in acquisition and integration costs related to our acquisition of SSNI in the 2018 period. See the cash flow discussion of operating activities above. In addition, acquisition of property, plant, and equipment decreased $2.8 million during the six months ended June 30, 2019 primarily due to investments related to our strategic sourcing projects and related manufacturing and supplier transitions in 2018.

Off-balance sheet arrangements:

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at June 30, 2019 and December 31, 2018 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

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

Borrowings
On January 5, 2018, we entered into a credit agreement providing for committed credit facilities in the amount of $1.2 billion U.S. dollars, which amended and restated in its entirety our credit agreement dated June 23, 2015 and replaced committed facilities in the amount of $725 million. The 2018 credit facility consists of a $650 million U.S. dollar term loan (the term loan) and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million standby letter of credit sub-facility and a $50 million swingline sub-facility. Both the term loan and the revolver mature on January 5, 2023 and can be repaid without penalty. Amounts repaid on the term loan may not be reborrowed and amounts borrowed under the revolver during the credit facility term may be repaid and reborrowed until the revolver's maturity, at which time all outstanding loans together with all accrued and unpaid interest must be repaid. During the quarter ended June 30, 2019, we made debt prepayments on the term loan in excess of required principal payments and intend to make additional payments in excess of our current portion of debt in the next year.

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

Silver Spring Networks, Inc. Acquisition
As part of the acquisition of SSNI, we announced an integration plan to obtain approximately $50 million of annualized savings by the end of 2020. For the six months ended June 30, 2019, we have paid out $19.0 million and we have approximately $30 million to $40 million of estimated cash payments remaining on the integration plan, the majority of which is expected to be paid out in the next 12 months. We have recognized $9.2 million and $20.8 million of the acquisition and integration related expenses during the three and six months ended June 30, 2019.

Restructuring
For the six months ended June 30, 2019, we have paid out a net $10.9 million related to the restructuring projects. As of June 30, 2019, $65.7 million was accrued for restructuring projects, of which $24.4 million is expected to be paid over the next 12 months.

For further details regarding our restructuring activities, refer to Item 1: "Financial Statements (Unaudited), Note 12: Restructuring."

Stock Repurchase Authorization
On March 14, 2019, Itron's Board of Directors authorized the Company to repurchase up to $50 million of our common stock over a 12-month period (the 2019 Stock Repurchase Program). Following the announcement of the program and through June 30, 2019, we repurchased 529,396 shares at an average share price of $47.22 (including commissions) for a total of $25 million. The remaining amount authorized for repurchase under the 2019 Stock Repurchase Program is $25 million. In accordance with the terms of our 5% senior notes indenture maturing January 15, 2026, we are limited to a total of $25 million in stock repurchases in 2019. As we have already met that threshold, we will not repurchase any more shares for the remainder of 2019.

Other Liquidity Considerations
We have tax credits and net operating loss carryforwards in various jurisdictions that are available to reduce cash taxes. However, utilization of tax credits and net operating losses are limited in certain jurisdictions. Based on current projections, we expect to pay, net of refunds, approximately $1 million in state taxes and $17 million in local and foreign taxes during 2019. We do not expect to pay any U.S. federal taxes. For a discussion of our tax provision and unrecognized tax benefits, see Item 1: "Financial Statements (Unaudited), Note 10: Income Taxes."

At June 30, 2019, we are under examination by certain tax authorities for the 2010 to 2017 tax years. The material jurisdictions where we are subject to examination for the 2010 to 2017 tax years include, among others, the United States, France, Germany, Italy, Brazil, and the United Kingdom. No material changes have occurred to previously disclosed assessments. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

As of June 30, 2019, there was $31.9 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. As a result of recent changes in U.S. tax legislation, any repatriation in the future would not result in U.S. federal income tax. Accordingly, there is no provision for U.S. deferred taxes on this cash. If this cash were repatriated to fund U.S. operations, additional withholding tax costs may be incurred. Tax is only one of the many factors that we consider in the management of global cash. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

In several of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc., we consolidate them because we have a greater than 50% ownership interest and/or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. At June 30, 2019, $5.9 million of our consolidated cash balance is held in our joint venture entities. As a result, the minority shareholders of these entities have rights to their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from these entities.

General Liquidity Overview
We expect to grow through a combination of internal new research and development, licensing technology from and to others, distribution agreements, partnering arrangements, and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings, or the sale of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the next 12 months and into the foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the electricity, gas, and water industries, competitive pressures, our dependence on certain key vendors and components, changes in estimated liabilities for product warranties and/or litigation, future business combinations, capital market fluctuations, international risks, and other factors described under "Risk Factors" within Item 1A of Part I of our 2018 Annual Report, as well as "Quantitative and Qualitative Disclosures About Market Risk" within Item 3 of Part I included in this Quarterly Report on Form 10-Q.

Contingencies

Refer to Item 1: "Financial Statements (Unaudited), Note 11: Commitments and Contingencies."

Critical Accounting Estimates and Policies

The preparation of our consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Changes in these estimates and assumptions are considered reasonably possible and may have a material effect on our consolidated financial statements and thus actual results could differ from the amounts reported and disclosed herein. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in the 2018 Annual Report and have not changed materially, with the exception of the adoption of Accounting Standards Codification (ASC) 842, Leases.

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

Non-GAAP operating expenses and non-GAAP operating income – We define non-GAAP operating expenses as operating expenses excluding certain expenses related to the amortization of intangible assets, restructuring, corporate transition costs, acquisition and integration, and goodwill impairment. We define non-GAAP operating income as operating income excluding the expenses related to the amortization of intangible assets, restructuring, corporate transition costs, acquisition and integration, and goodwill impairment. Acquisition and integration related expenses include costs, which are incurred to affect and integrate business combinations, such as professional fees, certain employee retention and salaries related to integration, severances, contract terminations, travel costs related to knowledge transfer, system conversion costs, and asset impairment charges. We consider these non-GAAP financial measures to be useful metrics for management and investors because they exclude the effect of expenses that are related to acquisitions and restructuring projects. By excluding these expenses, we believe that it is easier for management and investors to compare our financial results over multiple periods and analyze trends in our operations. For example, in certain periods expenses related to amortization of intangible assets may decrease, which would improve GAAP operating margins, yet the improvement in GAAP operating margins due to this lower expense is not necessarily reflective of an improvement in our core business. There are some limitations related to the use of non-GAAP operating expenses and non-GAAP operating income versus operating expenses and operating income calculated in accordance with GAAP. We compensate for these limitations by providing specific information about the GAAP amounts excluded from non-GAAP operating expense and non-GAAP operating income and evaluating non-GAAP operating expense and non-GAAP operating income together with GAAP operating expense and GAAP operating income.

Non-GAAP net income and non-GAAP diluted EPS – We define non-GAAP net income as net income attributable to Itron, Inc. excluding the expenses associated with amortization of intangible assets, amortization of debt placement fees, restructuring, corporate transition costs, acquisition and integration, goodwill impairment, and the tax effect of excluding these expenses. We define non-GAAP diluted EPS as non-GAAP net income divided by the weighted average shares, on a diluted basis, outstanding during each period. We consider these financial measures to be useful metrics for management and investors for the same reasons that we use non-GAAP operating income. The same limitations described above regarding our use of non-GAAP operating income apply to our use of non-GAAP net income and non-GAAP diluted EPS. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from these non-GAAP measures and evaluating non-GAAP net income and non-GAAP diluted EPS together with GAAP net income attributable to Itron, Inc. and GAAP diluted EPS.

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

TOTAL COMPANY RECONCILIATIONS	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2019	2018	2019	2018
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$147,656	$156,014	$314,096	$476,317
Amortization of intangible assets	(16,117)	(17,999)	(32,090)	(35,739)
Restructuring	6,169	5,623	(1,093)	(82,242)
Corporate transition cost	(473)	—	(1,556)	—
Acquisition and integration related expense	(9,194)	(11,148)	(20,759)	(73,795)
Non-GAAP operating expenses	$128,041	$132,490	$258,598	$284,541

NON-GAAP OPERATING INCOME
GAAP operating income (loss)	$43,558	$20,563	$64,381	$(119,885)
Amortization of intangible assets	16,117	17,999	32,090	35,739
Restructuring	(6,169)	(5,623)	1,093	82,242
Corporate transition cost	473	—	1,556	—
Acquisition and integration related expense	9,194	11,148	20,759	73,795
Non-GAAP operating income	$63,173	$44,087	$119,879	$71,891

NON-GAAP NET INCOME & DILUTED EPS
GAAP income (loss) attributable to Itron, Inc.	$19,446	$2,657	$17,539	$(143,009)
Amortization of intangible assets	16,117	17,999	32,090	35,739
Amortization of debt placement fees	1,159	1,172	2,315	4,515
Restructuring	(6,169)	(5,623)	1,093	82,242
Corporate transition cost	473	—	1,556	—
Acquisition and integration related expense	9,194	11,148	20,759	73,795
Income tax effect of non-GAAP adjustments(1)	(5,620)	(6,897)	(12,862)	(27,732)
Non-GAAP net income attributable to Itron, Inc. (1)	$34,600	$20,456	$62,490	$25,550

Non-GAAP diluted EPS (1)	$0.87	$0.51	$1.57	$0.64

Weighted average common shares outstanding - Diluted	39,686	39,789	39,875	39,782

ADJUSTED EBITDA
GAAP income (loss) attributable to Itron, Inc.	$19,446	$2,657	$17,539	$(143,009)
Interest income	(534)	(633)	(862)	(1,294)
Interest expense	13,496	14,645	27,031	30,149
Income tax provision (benefit)	8,419	3,781	14,540	(7,407)
Depreciation and amortization of intangible assets	28,641	30,907	57,068	61,979
Restructuring	(6,169)	(5,623)	1,093	82,242
Corporate transition cost	473	—	1,556	—
Acquisition and integration related expense	9,194	11,148	20,759	73,795
Adjusted EBITDA	$72,966	$56,882	$138,724	$96,455

FREE CASH FLOW
Cash provided by operating activities	$53,139	$41,327	$78,063	$16,879
Acquisitions of property, plant, and equipment	(15,096)	(11,876)	(26,511)	(29,309)
Free Cash Flow	$38,043	$29,451	$51,552	$(12,430)

(1)
The income tax effect of non-GAAP adjustments is calculated using the statutory tax rates for the relevant jurisdictions, provided no valuation allowance exists. If a valuation allowance exists, there is no tax impact to the non-GAAP adjustment. Effective for the first quarter of 2019, we use the budgeted annual effective tax rate (AETR) for interim periods, with adjustments for discrete items, as defined in ASC 740 - Income Taxes. This method impacts interim periods only and does not impact full year tax results, as any difference between the budgeted or revised AETR and the actual AETR for non-GAAP adjustments would be recognized in the fourth quarter of the year. If the revised methodology had been applied in the second quarter of 2018, non-GAAP net income would have increased by $1.7 million to $22.2 million, and diluted non-GAAP EPS would have increased by $0.05 to $0.56. If the methodology had been applied in the six months ended 2018 non-GAAP net income would have increased by $5.8 million to $31.3 million, and diluted non-GAAP EPS would have increased by $0.15 to $0.79.

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

Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt instruments. In October 2015, we entered into an interest rate swap, which is effective from August 31, 2016 to June 23, 2020, and converts $214 million of our LIBOR-based debt from a floating LIBOR interest rate to a fixed interest rate of 1.42% (excluding the applicable margin on the debt). The notional balance will amortize to maturity at the same rate as required minimum payments on our term loan. At June 30, 2019, our LIBOR-based debt balance was $615.6 million.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and the weighted average interest rates at June 30, 2019. Weighted average variable rates in the table are based on implied forward rates in the Reuters U.S. dollar yield curve as of June 30, 2019 and our estimated leverage ratio, which determines our additional interest rate margin at June 30, 2019.

Dollars in thousands	2019	2020	2021	2022	2023	2024	Total	Fair Value

Variable Rate Debt
Principal: U.S. dollar term loan	$6,250	$44,688	$60,937	$65,000	$438,750	$—	$615,625	$609,865
Weighted average interest rate	3.77%	3.33%	3.25%	3.29%	3.37%

Principal: Multicurrency revolving line of credit	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average interest rate	3.77%	3.33%	3.25%	3.29%	3.37%

Interest rate swap
Weighted average interest rate (pay) Fixed	1.42%	1.42%
Weighted average interest rate (receive) Floating LIBOR	2.02%	1.66%
Net/Spread	0.60%	0.24%

Interest rate cap
Cap rate	2.00%	2.00%
Weighted average interest rate Floating LIBOR	2.02%	1.66%
Weighted average interest rate (receive)	0.02%	—%

Cross currency swap
Weighted average interest rate (pay) Fixed - EURIBOR	1.38%	1.38%	1.38%
Weighted average interest rate (receive) Floating - LIBOR	2.02%	1.58%	1.46%

Based on a sensitivity analysis as of June 30, 2019, we estimate that, if market interest rates average one percentage point higher in 2019 than in the table above, our financial results in 2019 would not be materially impacted.

We continually monitor and assess our interest rate risk and may institute additional derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. As a result, approximately half of our revenues and operating expenses are denominated in foreign currencies, which expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in functional currencies other than the U.S. dollar were 36% and 37% of total revenues for the three and six months ended June 30, 2019 compared with 42% and 43% for the same respective period in 2018.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized to other income and expense. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of June 30, 2019, a total of 48 contracts were offsetting our exposures from the Euro, Pound Sterling, Indonesian Rupiah, Chinese Yuan, Canadian Dollar, Indian Rupee and various other currencies, with notional amounts ranging from $131,000 to $9.4 million. Based on a sensitivity analysis as of June 30, 2019, we estimate that, if foreign currency exchange rates average ten percentage points higher in 2019 for these financial instruments, our financial results in 2019 would not be materially impacted.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:    Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2019, the Company's disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal controls over financial reporting

In the ordinary course of business, we review our system of internal control over financial reporting and make changes to our applications and processes to improve such controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient applications and automating manual processes. We are continuing to upgrade our global enterprise resource software applications at certain of our locations outside of the United States. We will continue to upgrade our financial applications in stages, and we believe the related changes to processes and internal controls will allow us to be more efficient and further enhance our internal control over financial reporting.

Except for these changes, there have been no other changes in our internal control over financial reporting during the three months ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings
Refer to Item 1: "Financial Statements (Unaudited), Note 11: Commitments and Contingencies."

Item 1A:	Risk Factors
There were no material changes to risk factors during the second quarter of 2019 from those previously disclosed in Item 1A: "Risk Factors" of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the Securities and Exchange Commission on February 28, 2019.

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
April 1, 2019 through April 30, 2019	363,996	$47.21	363,996	$25,000
May 1, 2019 through May 31, 2019	13,083	60.77	—	25,000
June 1, 2019 through June 30, 2019	2,215	57.79	—	25,000
Total	379,294		363,996

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

(a) No information was required to be disclosed in a report on Form 8-K during the second quarter of 2019 that was not reported.

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

ITRON, INC.

August 5, 2019	By:	/s/ JOAN S. HOOPER
Date		Joan S. Hooper
Senior Vice President and Chief Financial Officer