Form 10-Q
period 2019-09-30
ITRON, INC.
filed 2019-11-05
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
As of October 31, 2019, there were outstanding 39,568,376 shares of the registrant's common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1:    Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2019	2018	2019	2018
Revenues
Product revenues	$552,897	$525,716	$1,663,794	$1,578,740
Service revenues	71,577	70,246	210,293	210,333
Total revenues	624,474	595,962	1,874,087	1,789,073
Cost of revenues
Product cost of revenues	389,778	357,194	1,176,913	1,106,586
Service cost of revenues	38,292	41,671	122,293	128,958
Total cost of revenues	428,070	398,865	1,299,206	1,235,544
Gross profit	196,404	197,097	574,881	553,529

Operating expenses
Sales, general and administrative	83,666	89,556	264,640	332,833
Research and development	50,612	47,239	150,551	162,298
Amortization of intangible assets	16,095	17,960	48,185	53,699
Restructuring	6,592	666	7,685	82,908
Total operating expenses	156,965	155,421	471,061	631,738

Operating income (loss)	39,439	41,676	103,820	(78,209)
Other income (expense)
Interest income	517	431	1,379	1,725
Interest expense	(12,868)	(14,171)	(39,899)	(44,320)
Other income (expense), net	(2,759)	(2,434)	(6,463)	(2,598)
Total other income (expense)	(15,110)	(16,174)	(44,983)	(45,193)

Income (loss) before income taxes	24,329	25,502	58,837	(123,402)
Income tax benefit (provision)	(6,152)	(5,715)	(20,692)	1,692
Net income (loss)	18,177	19,787	38,145	(121,710)
Net income (loss) attributable to noncontrolling interests	1,330	(95)	3,759	1,417
Net income (loss) attributable to Itron, Inc.	$16,847	$19,882	$34,386	$(123,127)

Net income (loss) per common share - Basic	$0.43	$0.51	$0.87	$(3.14)
Net income (loss) per common share - Diluted	$0.42	$0.50	$0.86	$(3.14)

Weighted average common shares outstanding - Basic	39,478	39,340	39,508	39,177
Weighted average common shares outstanding - Diluted	39,903	39,909	39,884	39,177
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2019	2018	2019	2018
Net income (loss)	$18,177	$19,787	$38,145	$(121,710)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(13,902)	(678)	(11,101)	(18,538)
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	695	908	(804)	2,563
Pension benefit obligation adjustment	502	392	1,156	1,207
Total other comprehensive income (loss), net of tax	(12,705)	622	(10,749)	(14,768)

Total comprehensive income (loss), net of tax	5,472	20,409	27,396	(136,478)

Comprehensive income (loss) attributable to noncontrolling interests, net of tax	1,330	(95)	3,759	1,417

Comprehensive income (loss) attributable to Itron, Inc.	$4,142	$20,504	$23,637	$(137,895)
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

In thousands	September 30, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$140,938	$120,221
Accounts receivable, net	468,477	437,161
Inventories	231,081	220,674
Other current assets	126,527	118,085
Total current assets	967,023	896,141

Property, plant, and equipment, net	225,658	226,551
Deferred tax assets, net	59,332	64,830
Restricted cash	762	2,056
Other long-term assets	44,998	45,288
Operating lease right-of-use assets, net	78,386	—
Intangible assets, net	202,321	257,583
Goodwill	1,097,408	1,116,533
Total assets	$2,675,888	$2,608,982

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$315,394	$309,951
Other current liabilities	62,017	70,136
Wages and benefits payable	117,409	88,603
Taxes payable	18,026	14,753
Current portion of debt	38,750	28,438
Current portion of warranty	38,018	47,205
Unearned revenue	94,989	93,621
Total current liabilities	684,603	652,707

Long-term debt	930,394	988,185
Long-term warranty	15,864	13,238
Pension benefit obligation	88,374	91,522
Deferred tax liabilities, net	1,445	1,543
Operating lease liabilities	67,024	—
Other long-term obligations	126,268	127,739
Total liabilities	1,913,972	1,874,934

Commitments and contingencies (Note 11)

Equity
Preferred stock, no par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75,000 shares authorized, 39,533 and 39,498 shares issued and outstanding	1,335,353	1,334,364
Accumulated other comprehensive loss, net	(207,054)	(196,305)
Accumulated deficit	(391,010)	(425,396)
Total Itron, Inc. shareholders' equity	737,289	712,663
Noncontrolling interests	24,627	21,385
Total equity	761,916	734,048
Total liabilities and equity	$2,675,888	$2,608,982
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2019	39,498	$1,334,364	$(196,305)	$(425,396)	$712,663	$21,385	$734,048
Net income (loss)				(1,907)	(1,907)	1,758	(149)
Other comprehensive income (loss), net of tax			(1,780)		(1,780)		(1,780)
Distributions to noncontrolling interests						(517)	(517)
Stock issues and repurchases:
Options exercised	20	889			889		889
Restricted stock awards released net of repurchased shares for taxes	319	(720)			(720)		(720)
Issuance of stock-based compensation awards	2	157			157		157
Employee stock purchase plan	19	869			869		869
Stock-based compensation expense		7,048			7,048		7,048
Shares repurchased	(165)	(7,814)			(7,814)		(7,814)
Balances at March 31, 2019	39,693	1,334,793	(198,085)	(427,303)	709,405	22,626	732,031
Net income (loss)				19,446	19,446	671	20,117
Other comprehensive income (loss), net of tax			3,736		3,736		3,736
Stock issues and repurchases:
Options exercised	39	1,501			1,501		1,501
Restricted stock awards released net of repurchased shares for taxes	7	(920)			(920)		(920)
Issuance of stock-based compensation awards	3	158			158		158
Employee stock purchase plan	17	742			742		742
Stock-based compensation expense		6,420			6,420		6,420
Shares repurchased	(364)	(17,186)			(17,186)		(17,186)
Balances at June 30, 2019	39,395	1,325,508	(194,349)	(407,857)	723,302	23,297	746,599

Net income (loss)				16,847	16,847	1,330	18,177
Other comprehensive income (loss), net of tax			(12,705)		(12,705)		(12,705)
Stock issues and repurchases:
Options exercised	58	2,317			2,317		2,317
Restricted stock awards released net of repurchased shares for taxes	65	(552)			(552)		(552)
Issuance of stock-based compensation awards	2	158			158		158
Employee stock purchase plan	13	799			799		799
Stock-based compensation expense		7,123			7,123		7,123
Balances at September 30, 2019	39,533	$1,335,353	$(207,054)	$(391,010)	$737,289	$24,627	$761,916
The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2018	38,771	$1,294,767	$(170,478)	$(337,873)	$786,416	$19,216	$805,632
Net Income (loss)				(145,666)	(145,666)	396	(145,270)
Cumulative effect of accounting change				11,727	11,727		11,727
Other comprehensive income (loss), net of tax			17,883		17,883		17,883
Distributions to noncontrolling interests						(981)	(981)
Stock issues and repurchases:
Options exercised	62	2,883			2,883		2,883
Restricted stock awards released	338	—			—		—
Issuance of stock-based compensation awards	2	207			207		207
Employee stock purchase plan	8	501			501		501
Stock-based compensation expense		7,888			7,888		7,888
Registration fee		(7)			(7)		(7)
SSNI acquisition adjustments, net		4,140			4,140		4,140
Balances at March 31, 2018	39,181	1,310,379	(152,595)	(471,812)	685,972	18,631	704,603
Net income (loss)				2,657	2,657	1,116	3,773
Other comprehensive income (loss), net of tax			(33,273)		(33,273)		(33,273)
Contribution from noncontrolling interests						481	481
Stock issues and repurchases:
Options exercised	26	655			655		655
Restricted stock awards released	60	—			—		—
Issuance of stock-based compensation awards	2	207			207		207
Employee stock purchase plan	10	627			627		627
Stock-based compensation expense		8,317			8,317		8,317
Registration Fee		(16)			(16)		(16)
SSNI acquisition adjustments, net		(2,388)			(2,388)		(2,388)
Balances at June 30, 2018	39,279	1,317,781	(185,868)	(469,155)	662,758	20,228	682,986

Net Income (loss)				19,882	19,882	(95)	19,787
Other comprehensive income (loss), net of tax			622		622		622
Distributions to noncontrolling interests						(1)	(1)
Stock issues and repurchases:
Options exercised	63	2,364			2,364		2,364
Restricted stock awards released	38	—			—		—
Issuance of stock-based compensation awards	3	158			158		158
Employee stock purchase plan	17	992			992		992
Stock-based compensation expense		6,292			6,292		6,292
SSNI acquisition adjustments, net		(868)			(868)		(868)
Balances at September 30, 2018	39,400	$1,326,719	$(185,246)	$(449,273)	$692,200	$20,132	$712,332

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
In thousands	2019	2018
Operating activities
Net income (loss)	$38,145	$(121,710)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangible assets	85,691	92,428
Amortization of operating lease right-of-use assets	13,847	—
Stock-based compensation	21,064	23,069
Amortization of prepaid debt fees	3,686	5,825
Deferred taxes, net	4,990	(13,141)
Restructuring, non-cash	(2,147)	569
Other adjustments, net	(6,121)	(30)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(39,385)	7,774
Inventories	(15,762)	(10,072)
Other current assets	(10,494)	(9,797)
Other long-term assets	7,945	3,817
Accounts payable, other current liabilities, and taxes payable	(4,063)	4,494
Wages and benefits payable	30,220	2,166
Unearned revenue	6,746	27,869
Warranty	(5,506)	3,167
Other operating, net	(756)	50,955
Net cash provided by operating activities	128,100	67,383

Investing activities
Acquisitions of property, plant, and equipment	(44,570)	(42,493)
Business acquisitions, net of cash equivalents acquired	—	(803,075)
Other investing, net	9,977	(181)
Net cash used in investing activities	(34,593)	(845,749)

Financing activities
Proceeds from borrowings	50,000	761,938
Payments on debt	(100,313)	(332,297)
Issuance of common stock	7,117	8,283
Repurchase of common stock	(25,000)	—
Prepaid debt fees	(175)	(24,042)
Other financing, net	(5,221)	(5,526)
Net cash provided by (used in) financing activities	(73,592)	408,356

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(543)	(6,175)
Increase (decrease) in cash, cash equivalents, and restricted cash	19,372	(376,185)
Cash, cash equivalents, and restricted cash at beginning of period	122,328	487,335
Cash, cash equivalents, and restricted cash at end of period	$141,700	$111,150

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$8,842	$6,367
Interest	39,523	34,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

ITRON, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms "we," "us," "our," "Itron," and the "Company" refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

Financial Statement Preparation
The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018, Consolidated Statements of Equity for the three months ended September 30, 2019 and 2018, June 30, 2019 and 2018, and March 31, 2019 and 2018, Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018, and the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full year or for any other period.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

In thousands	September 30, 2019	December 31, 2018	September 30, 2018
Cash and cash equivalents	$140,938	$120,221	$109,044
Restricted cash included in other current assets	—	51	51
Long-term restricted cash	762	2,056	2,055
Total cash, cash equivalents, and restricted cash	$141,700	$122,328	$111,150

Subsequent to the issuance of our September 30, 2018 consolidated financial statements, we determined $150 million of proceeds from borrowings and payments on debt, originally transacted during the first quarter of 2018, had been improperly netted within the financing activities section of the Consolidated Statements of Cash Flows for the first three quarters of 2018. We corrected this presentation for the 2018 Annual Report on Form 10‑K. The accompanying Consolidated Statement of Cash Flows for the nine months ended September 30, 2018 has been revised from amounts previously reported to separately present the $150 million of proceeds from borrowings and the payments on debt. We assessed the significance of the misstatement and concluded that it was not material to any prior periods. There were no changes to net cash flows from operating, investing, or financing activities as a result of this change.

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

Operating leases are included in operating lease right-of-use ("ROU") assets, other current liabilities, and operating lease liabilities on our Consolidated Balance Sheets. Finance leases are included in property, plant, and equipment, other long-term assets, other current liabilities, and other long-term obligations on our Consolidated Balance Sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We use the implicit rate when readily determinable. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The Operating lease ROU asset also includes any lease payments made and excludes lease incentives received and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements that include lease and nonlease components. When nonlease components are fixed, we have elected the practical expedient to account for lease and nonlease components as a single lease component, except for leases embedded in service contracts.

We have not elected to utilize the short-term lease exemption for any leased asset class. All leases with a lease term that is greater than one month are subject to recognition and measurement on the balance sheet.

Lease expense for variable lease payments, where the timing or amount of the payment is not fixed, are recognized when the obligation is incurred. Variable lease payments generally arise in our net lease arrangements where executory and other lease-related costs are billed to Itron when incurred by the lessor.

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) (ASU 2016-02), which required substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases previously accounted for as operating leases. The new standard also resulted in enhanced quantitative and qualitative disclosures, including significant judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The standard required modified retrospective adoption. We adopted ASC 842, as amended, on January 1, 2019, and it resulted in the recognition to operating lease right-of-use assets, other current liabilities, and operating lease liabilities of $74.6 million, $14.5 million, and $61.5 million, respectively, and a decrease in other current assets and other long-term obligations of $1.5 million and $2.9 million, respectively.

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this ASU align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the amendments require an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in ASC 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The amendments also require us to amortize the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. We adopted ASU 2018-15 as of January 1, 2019, and it did not have a material impact on our financial condition, results of operations, or cash flows. We classify the capitalized implementation costs as prepaid, within other current assets and other long-term assets on our Consolidated Balance Sheets.

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

Note 2:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (EPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2019	2018	2019	2018
Net income (loss) available to common shareholders	$16,847	$19,882	$34,386	$(123,127)

Weighted average common shares outstanding - Basic	39,478	39,340	39,508	39,177
Dilutive effect of stock-based awards	425	569	376	—
Weighted average common shares outstanding - Diluted	39,903	39,909	39,884	39,177
Net income (loss) per common share - Basic	$0.43	$0.51	$0.87	$(3.14)
Net income (loss) per common share - Diluted	$0.42	$0.50	$0.86	$(3.14)

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase our common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise and the future compensation cost associated with the stock award. Approximately 0.2 million and 0.4 million stock-based awards were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2019, respectively, because they were anti-dilutive. Approximately 0.5 million and 1.1 million stock-based awards were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2018, respectively, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Note 3:    Certain Balance Sheet Components

A summary of accounts receivable from contracts with customers is as follows:

Accounts receivable, net
In thousands	September 30, 2019	December 31, 2018
Trade receivables (net of allowance of $3,786 and $6,331)	$410,391	$416,503
Unbilled receivables	58,086	20,658
Total accounts receivable, net	$468,477	$437,161

Allowance for doubtful accounts activity	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2019	2018	2019	2018
Beginning balance	$4,360	$4,552	$6,331	$3,957
Provision for (release of) doubtful accounts, net	(1)	(105)	(1,739)	1,149
Accounts written-off	(468)	(624)	(740)	(1,129)
Effect of change in exchange rates	(105)	(1)	(66)	(155)
Ending balance	$3,786	$3,822	$3,786	$3,822

Inventories
In thousands	September 30, 2019	December 31, 2018
Raw materials	$123,964	$133,398
Work in process	10,980	9,744
Finished goods	96,137	77,532
Total inventories	$231,081	$220,674

Property, plant, and equipment, net
In thousands	September 30, 2019	December 31, 2018
Machinery and equipment	$316,787	$315,974
Computers and software	107,907	104,290
Buildings, furniture, and improvements	148,870	146,071
Land	14,763	14,980
Construction in progress, including purchased equipment	51,306	49,682
Total cost	639,633	630,997
Accumulated depreciation	(413,975)	(404,446)
Property, plant, and equipment, net	$225,658	$226,551

Depreciation expense	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2019	2018	2019	2018
Depreciation expense	$12,528	$12,489	$37,506	$38,729

Note 4:    Intangible Assets and Liabilities

The gross carrying amount and accumulated amortization (accretion) of our intangible assets and liabilities, other than goodwill, were as follows:

	September 30, 2019			December 31, 2018
In thousands	Gross	Accumulated (Amortization) Accretion	Net	Gross	Accumulated (Amortization) Accretion	Net
Intangible Assets
Core-developed technology	$500,624	$(443,313)	$57,311	$507,100	$(429,955)	$77,145
Customer contracts and relationships	375,094	(236,824)	138,270	379,614	(212,538)	167,076
Trademarks and trade names	77,848	(71,803)	6,045	78,746	(69,879)	8,867
Other	12,020	(11,325)	695	12,600	(11,205)	1,395
Total intangible assets subject to amortization	965,586	(763,265)	202,321	978,060	(723,577)	254,483
In-process research and development	—	—	—	3,100	—	3,100
Total intangible assets	$965,586	$(763,265)	$202,321	$981,160	$(723,577)	$257,583

Intangible Liabilities
Customer contracts and relationships	$(23,900)	$11,392	$(12,508)	$(23,900)	$5,217	$(18,683)

A summary of intangible assets and liabilities activity is as follows:

	Nine Months Ended September 30,
In thousands	2019	2018
Beginning balance, intangible assets, gross	$981,160	$769,851
Intangible assets acquired	—	242,039
Effect of change in exchange rates	(15,574)	(15,352)
Ending balance, intangible assets, gross	$965,586	$996,538

Beginning balance, intangible liabilities, gross	$(23,900)	$—
Intangible liabilities assumed	—	(23,900)
Effect of change in exchange rates	—	—
Ending balance, intangible liabilities, gross	$(23,900)	$(23,900)

On January 5, 2018, we completed our acquisition of Silver Spring Networks, Inc. (SSNI) by purchasing 100% of the voting stock. Acquired intangible assets include in-process research and development (IPR&D), which is not amortized until such time as the associated development projects are completed. Of these projects, $3.1 million were completed during the first half of 2019 and are included in core-developed technology. Assumed intangible liabilities reflect the present value of the projected cash outflows for an existing contract where remaining costs are expected to exceed projected revenues.

Estimated future annual amortization (accretion) is as follows:

Year Ending December 31,	Amortization	Accretion	Estimated Annual Amortization, net
In thousands
2019 (amount remaining at September 30, 2019)	$18,162	$(2,058)	$16,104
2020	52,850	(8,028)	44,822
2021	37,547	(1,963)	35,584
2022	27,212	(459)	26,753
2023	19,678	—	19,678
Thereafter	46,872	—	46,872
Total intangible assets subject to amortization (accretion)	$202,321	$(12,508)	$189,813

Amortization Expense	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2019	2018	2019	2018
Amortization Expense	$16,095	$17,960	$48,185	$53,699

We have recognized amortization expense within operating expenses in the Consolidated Statement of Operations. These expenses relate to intangible assets acquired and liabilities assumed as part of business combinations.

Note 5:    Goodwill

The following table reflects goodwill allocated to each reporting unit:

In thousands	Device Solutions	Networked Solutions	Outcomes	Total Company
Goodwill balance at January 1, 2019	$55,259	$918,495	$142,779	$1,116,533

Measurement period adjustments to goodwill acquired	—	(4,938)	(1,040)	(5,978)
Effect of change in exchange rates	(651)	(10,815)	(1,681)	(13,147)

Goodwill balance at September 30, 2019	$54,608	$902,742	$140,058	$1,097,408

Silver Spring Networks, Inc. Acquisition
The acquisition of SSNI was financed through incremental borrowings and cash on hand. Refer to "Note 6: Debt" for further discussion of our debt. SSNI provided smart network and data platform solutions for electricity, gas, water and smart cities including advanced metering, distribution automation, demand-side management, and street lights.

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

The purchase price of SSNI was $809.2 million, which was net of $97.8 million of acquired cash and cash equivalents. Of the total consideration, $802.5 million was paid in cash. The remaining $6.7 million relates to the fair value of pre-acquisition service for replacement awards of unvested SSNI options and restricted stock unit awards with an Itron equivalent award. We allocated the purchase price to the assets acquired and liabilities assumed based on estimated fair value assessments. During the three months ended March 31, 2019, we recognized additional contract assets totaling $8.0 million and additional deferred tax liabilities of $2.0 million, for a net reduction in goodwill of $6.0 million. As of the first quarter of 2019, the measurement period for the acquisition of SSNI was complete, and any further adjustments to assets acquired or liabilities assumed would be recognized through the Consolidated Statement of Operations.

Note 6:    Debt

The components of our borrowings were as follows:

In thousands	September 30, 2019	December 31, 2018
Credit facility:
USD denominated term loan	$587,500	$637,813
Multicurrency revolving line of credit	—	—
Senior notes	400,000	400,000
Total debt	987,500	1,037,813
Less: current portion of debt	38,750	28,438
Less: unamortized prepaid debt fees - term loan	3,758	4,859
Less: unamortized prepaid debt fees - senior notes	14,598	16,331
Long-term debt	$930,394	$988,185

Credit Facility
On January 5, 2018, we entered into a credit agreement providing for committed credit facilities in the amount of $1.2 billion U.S. dollars (the 2018 credit facility), which amended and restated in its entirety our credit agreement dated June 23, 2015 and replaced committed facilities in the amount of $725 million. The 2018 credit facility consists of a $650 million U.S. dollar term loan (the term loan) and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million standby letter of credit sub-facility and a $50 million swingline sub-facility. Both the term loan and the revolver mature on January 5, 2023 and can be repaid without penalty. Amounts repaid on the term loan may not be reborrowed, and amounts borrowed under the revolver may be repaid and reborrowed until the revolver's maturity, at which time all outstanding loans together with all accrued and unpaid interest must be repaid. Amounts not borrowed under the revolver are subject to a commitment fee, which is paid in arrears on the last day of each fiscal quarter, ranging from 0.18% to 0.35% per annum depending on our total leverage ratio as of the most recently ended fiscal quarter.

The 2018 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, British pounds, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2018 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries, including a pledge of their related assets. This includes a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2018 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2018 credit facility includes debt covenants, which contain certain financial thresholds and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the 2018 credit facility at September 30, 2019.

Under the 2018 credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total leverage ratio as defined in the credit agreement. The applicable rates per annum may be based on either: (1) the LIBOR rate or EURIBOR rate (subject to a floor of 0%), plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 0.50%, or (iii) one-month LIBOR plus 1.00%. At September 30, 2019, the interest rate for both the term loan and revolver was 3.80%, which includes the LIBOR rate plus a margin of 1.75%.

On October 18, 2019, we amended our 2018 credit facility by entering into the First Amendment to the credit agreement entered on January 5, 2018. This amendment extended the maturity date from January 5, 2023, to October 18, 2024, and re-amortized the term loan payments based on the balance and payment terms as of the amendment date. The amendment also modified the required interest payments and made it based on total net leverage instead of total leverage. Amounts not borrowed under the revolver are now subject to a commitment fee ranging from 0.15% to 0.25%, and drawn amounts are subject to a margin ranging from 1.00% to 1.75%. The current portion of debt and long-term debt presented in the Consolidated Balance Sheets at September 30, 2019 do not reflect this amendment.

Senior Notes
On December 22, 2017 and January 19, 2018, we issued $300 million and $100 million, respectively, of aggregate principal amount of 5.00% senior notes maturing January 15, 2026 (Senior Notes). The proceeds were used to refinance existing indebtedness related to the acquisition of SSNI, pay related fees and expenses, and for general corporate purposes. Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2018. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our subsidiaries that guarantee the 2018 credit facility.

Prior to maturity, we may redeem some or all of the Senior Notes, together with accrued and unpaid interest, if any, plus a "make-whole" premium. On or after January 15, 2021, we may redeem some or all of the Senior Notes at any time at declining redemption prices equal to 102.50% beginning on January 15, 2021, 101.25% beginning on January 15, 2022 and 100.00% beginning on January 15, 2023 and thereafter to the applicable redemption date. In addition, before January 15, 2021, and subject to certain conditions, we may redeem up to 35% of the aggregate principal amount of Senior Notes with the net proceeds of certain equity offerings at 105.00% of the principal amount thereof to the date of redemption; provided that (i) at least 65% of the aggregate principal amount of Senior Notes remains outstanding after such redemption and (ii) the redemption occurs within 60 days of the closing of any such equity offering.

Debt Maturities
The amount of required minimum principal payments on our long-term debt in aggregate is as follows:

Year Ending December 31,	Minimum Payments
In thousands
2019 (amount remaining at September 30, 2019)	$6,250
2020	44,688
2021	60,937
2022	65,000
2023	410,625
Thereafter	400,000
Total minimum payments on debt	$987,500

Note 7:    Derivative Financial Instruments

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Refer to "Note 13: Shareholder's Equity" and "Note 14: Fair Values of Financial Instruments" for additional disclosures on our derivative instruments.

The fair values of our derivative instruments are determined using the income approach and significant other observable inputs (also known as "Level 2"). We have used observable market inputs based on the type of derivative and the nature of the underlying instrument. The key inputs include interest rate yield curves (swap rates and futures) and foreign exchange spot and forward rates, all of which are available in an active market. We have utilized the mid-market pricing convention for these inputs. We include, as a discount to the derivative asset, the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments is in a net asset position. We consider our own nonperformance risk when the net fair value of our derivative instruments is in a net liability position by discounting our derivative liabilities to reflect the potential credit risk of our counterparty through applying a current market indicative credit spread to all cash flows.

The fair values of our derivative instruments were as follows:

		Fair Value
Derivative Assets	Balance Sheet Location	September 30, 2019	December 31, 2018
Derivatives designated as hedging instruments under ASC 815-20		In thousands
Interest rate swap contract	Other current assets	$346	$1,866
Interest rate cap contracts	Other current assets	43	535
Foreign exchange options	Other current assets	493	—
Cross currency swap contract	Other current assets	1,212	1,631
Interest rate swap contract	Other long-term assets	—	746
Interest rate cap contracts	Other long-term assets	—	251
Cross currency swap contract	Other long-term assets	4,163	1,339
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	57	157
Total asset derivatives		$6,314	$6,525

Derivative Liabilities
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	$100	$337

The changes in accumulated other comprehensive income (loss) (AOCI), net of tax, for our derivative and nonderivative hedging instruments designated as hedging instruments, net of tax, were as follows:

In thousands	2019	2018
Net unrealized loss on hedging instruments at January 1,	$(13,179)	$(13,414)
Unrealized gain (loss) on hedging instruments	4,995	4,770
Realized (gains) losses reclassified into net income (loss)	(5,799)	(2,207)
Net unrealized loss on hedging instruments at September 30,	$(13,983)	$(10,851)

Reclassification of amounts related to hedging instruments are included in interest expense in the Consolidated Statements of Operations for the periods ended September 30, 2019 and 2018. Included in the net unrealized gain (loss) on hedging instruments at September 30, 2019 and 2018 is a loss of $14.4 million, net of tax, related to our nonderivative net investment hedge, which terminated in 2011. This loss on our net investment hedge will remain in AOCI until earnings are impacted by a sale or liquidation of the associated foreign operation.

A summary of the effect of netting arrangements on our financial position related to the offsetting of our recognized derivative assets and liabilities under master netting arrangements or similar agreements is as follows:

Offsetting of Derivative Assets	Gross Amounts of Recognized Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
In thousands		Derivative Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2019	$6,314	$(45)	$—	$6,269
December 31, 2018	6,525	(103)	—	6,422

Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
In thousands		Derivative Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2019	$100	$(45)	$—	$55
December 31, 2018	337	(103)	—	234

Our derivative assets and liabilities subject to netting arrangements consist of foreign exchange forwards and options and interest rate contracts with six counterparties at September 30, 2019 and five counterparties at December 31, 2018. No derivative asset or liability balance with any of our counterparties was individually significant at September 30, 2019 or December 31, 2018. Our derivative contracts with each of these counterparties exist under agreements that provide for the net settlement of all contracts through a single payment in a single currency in the event of default. We have no pledges of cash collateral against our obligations, and we have not received pledges of cash collateral from our counterparties under the associated derivative contracts.

Cash Flow Hedges
As a result of our floating rate debt, we are exposed to variability in our cash flows from changes in the applicable interest rate index. We enter into interest rate caps and swaps to reduce the variability of cash flows from increases in the LIBOR based borrowing rates on our floating rate credit facility. These instruments do not protect us from changes to the applicable margin under our credit facility. At September 30, 2019, our LIBOR-based debt balance was $587.5 million.

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

In November 2015, we entered into three interest rate cap contracts with a total notional amount of $100 million at a cost of $1.7 million. The interest rate cap contracts expire on June 23, 2020 and were entered into in order to limit our interest rate exposure on $100 million of our variable LIBOR based debt up to 2.00%. In the event LIBOR is higher than 2.00%, we will pay interest at the capped rate of 2.00% with respect to the $100 million notional amount of such agreements. As of December 31, 2016, due to the accelerated revolver payments from surplus cash, we elected to de-designate two of the interest rate cap contracts as cash flow hedges and discontinued the use of cash flow hedge accounting. The amounts recognized in AOCI from de-designated interest rate cap contracts were maintained in AOCI as the forecasted transactions were still probable to occur, and subsequent changes in fair value were recognized within interest expense. In April 2018, due to increases in our total LIBOR-based debt, we elected to re-designate the two interest rate cap contracts as cash flow hedges. As of that date and going forward changes in the fair value of these instruments are recognized as a component of OCI, and these changes together with amounts previously maintained in AOCI will be recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as an adjustment to interest expense along with the earnings effect of the hedged item. The amount of net losses expected to be reclassified into earnings for all interest rate cap contracts in the next 12 months is $0.5 million.

In April 2018, we entered into a cross-currency swap, which converts $56.0 million of floating LIBOR-based U.S. Dollar denominated debt into 1.38% fixed rate euro denominated debt. This cross-currency swap matures on April 30, 2021 and mitigates the risk associated with fluctuations in interest and currency rates impacting cash flows related to U.S. Dollar denominated debt in a euro functional currency entity. Changes in the fair value of the cross-currency swap are recognized as a component of OCI and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as an adjustment to interest expense along with the earnings effect of the hedged item. The amount of net gains expected to be reclassified into earnings in the next 12 months is $1.2 million.

As a result of our forecasted inventory purchases in a non-functional currency, we are exposed to foreign exchange risk. We hedge portions of these purchases. During January 2019, we entered into foreign exchange option contracts for a total notional amount of $72 million at a cost of $1.3 million. The contracts mature ratably throughout the year with final maturity in October 2019. Changes in the fair value of the option contracts are recognized as a component of OCI and are recognized in product cost of revenues when the hedged item affects earnings.

The before-tax effects of our accounting for derivative instruments designated as hedges on AOCI were as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative		Gain (Loss) Reclassified from AOCI into Income
			Location	Amount
In thousands	2019	2018		2019	2018
Three Months Ended September 30,
Interest rate swap contracts	$13	$302	Interest expense	$359	$314
Interest rate cap contracts	356	(220)	Interest expense	252	(149)
Foreign exchange options	1,011	—	Product cost of revenues	289	—
Cross currency swap contract	2,703	599	Interest expense	387	363
Cross currency swap contract	—	—	Other income/(expense), net	2,168	(733)

Nine Months Ended September 30,
Interest rate swap contract	$(987)	$2,062	Interest expense	$1,278	$649
Interest rate cap contracts	646	149	Interest expense	849	(685)
Foreign exchange options	1,229	—	Product cost of revenues	451	—
Cross currency swap contract	4,126	2,975	Interest expense	1,297	570
Cross currency swap contract	—	—	Other income/(expense), net	2,453	1,635

These reclassification amounts presented above also represent the loss (gain) recognized in net income (loss) on hedging relationships under ASC 815-20 on the Consolidated Statements of Operations. For the three months and nine months ended September 30, 2019 and 2018, there were no amounts reclassified from AOCI as a result that a forecasted transaction is no longer probable of occurring, and there were no amounts excluded from effectiveness testing recognized in earnings based on changes in fair value.

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income and expense. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of September 30, 2019, a total of 50 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Chinese yuan, Canadian dollar, Indian rupee and various other currencies, with notional amounts ranging from $120,000 to $26.4 million.

The effect of our derivative instruments not designated as hedges on the Consolidated Statements of Operations was as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Location	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
In thousands		2019	2018
Three Months Ended September 30,
Foreign exchange forward contracts	Other income (expense), net	$(329)	$(1,149)
Interest rate cap contracts	Interest expense	—	—

Nine Months Ended September 30,
Foreign exchange forward contracts	Other income (expense), net	$(1,241)	$964
Interest rate cap contracts	Interest expense	—	377

Note 8:    Defined Benefit Pension Plans

We sponsor both funded and unfunded defined benefit pension plans offering death and disability, retirement, and special termination benefits for certain of our international employees, primarily in Germany, France, Italy, Indonesia, and India. The defined benefit obligation is calculated annually by using the projected unit credit method. The measurement date for the pension plans was December 31, 2018.

Amounts recognized on the Consolidated Balance Sheets consist of:

In thousands	September 30, 2019	December 31, 2018
Assets
Plan assets in other long-term assets	$572	$572

Liabilities
Current portion of pension benefit obligation in wages and benefits payable	3,239	2,730
Long-term portion of pension benefit obligation	88,374	91,522

Pension benefit obligation, net	$91,041	$93,680

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

Net periodic pension benefit cost for our plans include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2019	2018	2019	2018
Service cost	$868	$1,008	$2,839	$3,025
Interest cost	564	567	1,719	1,767
Expected return on plan assets	(151)	(160)	(460)	(510)
Settlements and other	250	—	250	—
Amortization of actuarial net loss	332	383	1,019	1,178
Amortization of unrecognized prior service costs	16	16	49	50
Net periodic benefit cost	$1,879	$1,814	$5,416	$5,510

The components of net periodic benefit cost, other than the service cost component, are included in total other income (expense) on the Consolidated Statements of Operations.

Note 9:    Stock-Based Compensation

We grant stock-based compensation awards under the Second Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan), including stock options, restricted stock units, phantom stock, and unrestricted stock units. In the Stock Incentive Plan, we have 12,623,538 shares of common stock reserved and authorized for issuance subject to stock splits, dividends, and other similar events. At September 30, 2019, 5,972,601 shares were available for grant under the Stock Incentive Plan. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied. These shares are subject to a fungible share provision such that the authorized share reserve is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

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

In addition, we maintain the Employee Stock Purchase Plan (ESPP), for which 242,399 shares of common stock were available for future issuance at September 30, 2019.

Unrestricted stock and ESPP activity for the three and nine months ended September 30, 2019 and 2018 was not significant.

Stock-Based Compensation Expense
Total stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2019	2018	2019	2018
Stock options	$389	$911	$1,413	$2,694
Restricted stock units	6,734	5,381	19,178	19,803
Unrestricted stock awards	158	158	473	572
Phantom stock units	822	762	2,265	2,039
Total stock-based compensation	$8,103	$7,212	$23,329	$25,108

Related tax benefit	$1,443	$1,259	$4,161	$4,387

Stock Options
A summary of our stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2018	956	$47.10	6.3	$21,965
Converted upon acquisition	42	51.86			$14.86
Granted	117	68.90			24.55
Exercised	(151)	38.98		4,509
Forfeited	(3)	68.43
Expired	(66)	95.31
Outstanding, September 30, 2018	895	$47.92	6.6	$15,332

Outstanding, January 1, 2019	895	$47.93	6.2	$4,806
Granted	76	76.55			$26.20
Exercised	(117)	40.10		2,745
Forfeited	(8)	67.38
Expired	(11)	66.24
Outstanding, September 30, 2019	835	$51.22	5.5	$19,190

Exercisable, September 30, 2019	640	$45.32	4.5	$18,328

Expected to vest, September 30, 2019	195	$70.56	8.8	$861

At September 30, 2019, total unrecognized stock-based compensation expense related to nonvested stock options was $3.0 million, which is expected to be recognized over a weighted average period of approximately 2.5 years.

The weighted average assumptions used to estimate the fair value of stock options granted and the resulting weighted average fair value are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected volatility	31.7%	28.6%	31.7%	30.6%
Risk-free interest rate	1.7%	2.9%	1.7%	2.8%
Expected term (years)	6.1	6.1	6.1	6.1

Restricted Stock Units
The following table summarizes restricted stock unit activity:

In thousands, except fair value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, January 1, 2018	556
Converted upon acquisition	579
Granted	262	$65.22
Released (1)	(494)		$26,753
Forfeited	(102)
Outstanding, September 30, 2018	801

Outstanding, January 1, 2019	817	$59.70
Granted	334	62.04
Released (1)	(435)	61.79	$26,852
Forfeited	(53)	66.27
Outstanding, September 30, 2019	663	64.30

Vested but not released, September 30, 2019	8		$602

Expected to vest, September 30, 2019	652		$48,190

(1)     Shares released is presented gross of shares netted for employee payroll tax obligations.

At September 30, 2019, total unrecognized compensation expense on restricted stock units was $38.1 million, which is expected to be recognized over a weighted average period of approximately 2.1 years.

The weighted average assumptions used to estimate the fair value of performance-based restricted stock units granted and the resulting weighted average fair value are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected volatility	33.4%	N/A	31.4%	28.0%
Risk-free interest rate	1.8%	N/A	2.5%	2.2%
Expected term (years)	2.5	N/A	1.6	2.1

Weighted average fair value	$72.18	N/A	$61.25	$78.56

There were no performance-based restricted stock units granted for the three months ended September 30, 2018.

Phantom Stock Units
The following table summarizes phantom stock unit activity:

In thousands, except fair value	Number of Phantom Stock Units	Weighted Average Grant Date Fair Value
Outstanding, January 1, 2018	63
Converted upon acquisition	21
Granted	37	$68.06
Released	(34)
Forfeited	(3)
Outstanding, September 30, 2018	84

Expected to vest, September 30, 2018	84

Outstanding, January 1, 2019	83	$61.80
Granted	55	60.34
Released	(40)	56.89
Forfeited	(7)	66.26
Outstanding, September 30, 2019	91	62.73

Expected to vest, September 30, 2019	91

At September 30, 2019, total unrecognized compensation expense on phantom stock units was $5.4 million, which is expected to be recognized over a weighted average period of approximately 2.3 years. As of September 30, 2019 and December 31, 2018, we have recognized a phantom stock liability of $1.4 million and $1.5 million, respectively, within wages and benefits payable in the Consolidated Balance Sheets.

Note 10: Income Taxes

We determine the interim tax benefit (provision) by applying an estimate of the annual effective tax rate to the year-to-date pretax book income (loss) and adjusting for discrete items during the reporting period, if any. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded.

Our tax rates for the three and nine months ended September 30, 2019 of 25% and 35%, respectively, differed from the federal statutory rate of 21% primarily due to losses in jurisdictions for which no benefit is recognized because of valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions.

Our tax rates for the three and nine months ended September 30, 2018 of 22% and 1%, respectively, differed from the federal statutory rate of 21% primarily due to losses in jurisdictions for which no benefit is recognized because of valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions, a benefit related to excess stock-based compensation, and uncertain tax positions.

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense amounts recognized were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2019	2018	2019	2018
Net interest and penalties expense	$324	$414	$583	$1,152

Accrued interest and penalties recognized were as follows:

In thousands	September 30, 2019	December 31, 2018
Accrued interest	$2,572	$2,127
Accrued penalties	1,773	1,758

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate were as follows:

In thousands	September 30, 2019	December 31, 2018
Unrecognized tax benefits related to uncertain tax positions	$113,552	$112,558
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	112,273	111,224

At September 30, 2019, we are under examination by certain tax authorities for the 2010 to 2017 tax years. The material jurisdictions where we are subject to examination for the 2010 to 2017 tax years include, among others, the United States, France, Germany, Italy, Brazil and the United Kingdom. No material changes have occurred to previously disclosed assessments. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

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

Note 11:    Commitments and Contingencies

Guarantees and Indemnifications
We are often required to obtain standby letters of credit (LOCs) or bonds in support of our obligations for customer contracts. These standby LOCs or bonds typically provide a guarantee to the customer for our future performance, which usually covers the installation phase of a contract and may, on occasion, cover the operations and maintenance phase of outsourcing contracts.

Our available lines of credit, outstanding standby LOCs, and performance bonds were as follows:

In thousands	September 30, 2019	December 31, 2018
Credit facilities
Multicurrency revolving line of credit	$500,000	$500,000
Long-term borrowings	—	—
Standby LOCs issued and outstanding	(44,155)	(40,983)
Net available for additional borrowings under the multi-currency revolving line of credit	$455,845	$459,017

Net available for additional standby LOCs under sub-facility	$255,845	$259,017

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$105,020	$108,039
Standby LOCs issued and outstanding	(22,895)	(19,386)
Short-term borrowings	(70)	(2,232)
Net available for additional borrowings and LOCs	$82,055	$86,421

Unsecured surety bonds in force	$96,276	$94,365

In the event any such standby LOC or bond is called, we would be obligated to reimburse the issuer of the standby LOC or bond; however, as of November 4, 2019, we do not believe that any outstanding LOC or bond will be called.

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

Legal Matters
We are subject to various legal proceedings and claims of which the outcomes are subject to significant uncertainty. Our policy is to assess the likelihood of any adverse judgments or outcomes related to legal matters, as well as ranges of probable losses. A determination of the amount of the liability required, if any, for these contingencies is made after an analysis of each known issue. A liability would be recognized and charged to operating expense when we determine that a loss is probable and the amount can be reasonably estimated. Additionally, we would disclose contingencies for which a material loss is reasonably possible, but not probable.

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2019	2018	2019	2018
Beginning balance	$57,112	$43,719	$60,443	$34,862
Assumed liabilities from acquisition	—	—	—	5,742
New product warranties	1,388	869	3,645	3,151
Other adjustments and expirations	4,603	659	12,533	9,141
Claims activity	(8,453)	(2,164)	(21,970)	(8,981)
Effect of change in exchange rates	(768)	277	(769)	(555)
Ending balance	53,882	43,360	53,882	43,360
Less: current portion of warranty	38,018	29,736	38,018	29,736
Long-term warranty	$15,864	$13,624	$15,864	$13,624

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to insurance and supplier recoveries, other changes and adjustments to warranties, and customer claims. Warranty expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2019	2018	2019	2018
Total warranty expense	$5,991	$1,528	$13,957	$12,291

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

Plan costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2019	2018	2019	2018
Plan costs	$9,378	$9,205	$24,179	$25,559

The IBNR accrual, which is included in wages and benefits payable, was as follows:

In thousands	September 30, 2019	December 31, 2018
IBNR accrual	$3,225	$3,643

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

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2018 Projects were as follows:

In thousands	Total Expected Costs at September 30, 2019	Costs Recognized in Prior Periods	Costs Recognized During the Nine Months Ended September 30, 2019	Expected Remaining Costs to be Recognized at September 30, 2019
Employee severance costs	$73,943	$73,778	$165	$—
Asset impairments & net loss on sale or disposal	3,702	117	3,585	—
Other restructuring costs	24,126	4,228	6,898	13,000
Total	$101,771	$78,123	$10,648	$13,000

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

In April 2019, we completed the sale of our property in Stretford, United Kingdom. A gain on sale of $5.4 million was included in restructuring expense in the Consolidated Statement of Operations.

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2016 Projects are as follows:

In thousands	Total Expected Costs at September 30, 2019	Costs Recognized in Prior Periods	Costs Recognized During the Nine Months Ended September 30, 2019	Expected Remaining Costs to be Recognized at September 30, 2019
Employee severance costs	$36,910	$35,845	$1,065	$—
Asset impairments & net loss (gain) on sale or disposal	(68)	5,664	(5,732)	—
Other restructuring costs	14,167	11,763	1,704	700
Total	$51,009	$53,272	$(2,963)	$700

The following table summarizes the activity within the restructuring related balance sheet accounts for the 2018 and 2016 Projects during the nine months ended September 30, 2019:

In thousands	Accrued Employee Severance	Asset Impairments & Net Loss (Gain) on Sale or Disposal	Other Accrued Costs	Total
Beginning balance, January 1, 2019	$72,152	$—	$3,416	$75,568
Costs charged to expense	1,230	(2,147)	8,602	7,685
Cash (payments) receipts	(12,621)	5,938	(8,848)	(15,531)
Net assets disposed and impaired	—	(3,791)	—	(3,791)
Effect of change in exchange rates	(2,410)	—	7	(2,403)
Ending balance, September 30, 2019	$58,351	$—	$3,177	$61,528

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

The current portion of restructuring liabilities was $18.5 million and $36.0 million as of September 30, 2019 and December 31, 2018. The current portion of restructuring liabilities is classified within other current liabilities on the Consolidated Balance Sheets. The long-term portion of restructuring liabilities balances was $43.0 million and $39.6 million as of September 30, 2019 and December 31, 2018. The long-term portion of restructuring liabilities is classified within other long-term obligations on the Consolidated Balance Sheets and includes severance accruals and facility exit costs.

Note 13:    Shareholders' Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at September 30, 2019 and December 31, 2018.

Stock Repurchase Authorization
On March 14, 2019, Itron's Board of Directors authorized the Company to repurchase up to $50 million of our common stock over a 12-month period (the 2019 Stock Repurchase Program). Following the announcement of the program and through September 30, 2019, we repurchased 529,396 shares at an average share price of $47.22 (including commissions) for a total of $25 million. The remaining amount authorized for repurchase under the 2019 Stock Repurchase Program is $25 million. In accordance with the terms of our 5% senior notes indenture maturing January 15, 2026, we are limited to a total of $25 million in stock repurchases in 2019. We met the threshold by June 30, 2019. No additional shares will be repurchased for the remainder of 2019.

Other Comprehensive Income (Loss)
The before-tax amount, income tax (provision) benefit, and net-of-tax amount related to each component of OCI were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2019	2018	2019	2018
Before-tax amount
Foreign currency translation adjustment	$(16,501)	$(576)	$(13,403)	$(18,554)
Foreign currency translation adjustment reclassified into net income on disposal	2,443	—	2,443	—
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	4,088	712	4,910	5,216
Net hedging (gain) loss reclassified into net income	(3,453)	175	(6,327)	(2,198)
Net unrealized gain (loss) on defined benefit plans	598	—	1,318	—
Net defined benefit plan (gain) loss reclassified to net income	(90)	399	(100)	1,228
Total other comprehensive income (loss), before tax	$(12,915)	$710	$(11,159)	$(14,308)

Tax (provision) benefit
Foreign currency translation adjustment	$156	$(102)	$(141)	$16
Foreign currency translation adjustment reclassified into net income on disposal	—	—	—	—
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	(91)	(20)	85	(446)
Net hedging (gain) loss reclassified into net income	151	41	528	(9)
Net unrealized gain (loss) on defined benefit plans	(10)	—	(67)	—
Net defined benefit plan (gain) loss reclassified to net income	4	(7)	5	(21)
Total other comprehensive income (loss) tax benefit	$210	$(88)	$410	$(460)

Net-of-tax amount
Foreign currency translation adjustment	$(16,345)	$(678)	$(13,544)	$(18,538)
Foreign currency translation adjustment reclassified into net income on disposal	2,443	—	2,443	—
Net unrealized gain (loss) on derivative instruments designated as cash flow hedges	3,997	692	4,995	4,770
Net hedging (gain) loss reclassified into net income	(3,302)	216	(5,799)	(2,207)
Net unrealized gain (loss) on defined benefit plans	588	—	1,251	—
Net defined benefit plan (gain) loss reclassified to net income	(86)	392	(95)	1,207
Total other comprehensive income (loss), net of tax	$(12,705)	$622	$(10,749)	$(14,768)

The changes in the components of AOCI, net of tax, were as follows:

In thousands	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Benefit Obligation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2018	$(128,648)	$966	$(14,380)	$(28,416)	$(170,478)
OCI before reclassifications	(18,538)	4,770	—	—	(13,768)
Amounts reclassified from AOCI	—	(2,207)	—	1,207	(1,000)
Total other comprehensive income (loss)	(18,538)	2,563	—	1,207	(14,768)
Balances at September 30, 2018	$(147,186)	$3,529	$(14,380)	$(27,209)	$(185,246)

Balances at January 1, 2019	$(157,489)	$1,201	$(14,380)	$(25,637)	$(196,305)
OCI before reclassifications	(13,544)	4,995	—	1,251	(7,298)
Amounts reclassified from AOCI	2,443	(5,799)	—	(95)	(3,451)
Total other comprehensive income (loss)	(11,101)	(804)	—	1,156	(10,749)
Balances at September 30, 2019	$(168,590)	$397	$(14,380)	$(24,481)	$(207,054)

Note 14:    Fair Values of Financial Instruments

The following table presents the fair values of our financial instruments:

	September 30, 2019		December 31, 2018
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$140,938	$140,938	$120,221	$120,221
Restricted cash	762	762	2,107	2,107
Foreign exchange options	493	493	—	—
Foreign exchange forwards	57	57	157	157
Interest rate swaps	346	346	2,612	2,612
Interest rate caps	43	43	786	786
Cross currency swaps	5,375	5,375	2,970	2,970

Liabilities
Credit facility
USD denominated term loan	$587,500	$582,339	$637,813	$630,971
Multicurrency revolving line of credit	—	—	—	—
Senior notes	400,000	412,000	400,000	368,000
Foreign exchange forwards	100	100	337	337

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

Senior Notes: The Senior Notes are not registered securities nor listed on any securities exchange but may be actively traded by qualified institutional buyers. The fair value is estimated using Level 1 inputs, as it is based on quoted prices for these instruments in active markets.

Derivatives: See "Note 7: Derivative Financial Instruments" for a description of our methods and assumptions in determining the fair value of our derivatives, which were determined using Level 2 inputs.

The fair values at September 30, 2019 and December 31, 2018 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

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

With this reorganization, we continue to operate under the Itron brand worldwide and manage and report under the three operating segments: Device Solutions, Networked Solutions, and Outcomes.

We have three GAAP measures of segment performance: revenues, gross profit (gross margin), and operating income (operating margin). Intersegment revenues are minimal. Certain operating expenses are allocated to the operating segments based upon internally established allocation methodologies. Corporate operating expenses, interest income, interest expense, other income (expense), and the income tax provision (benefit) are neither allocated to the segments, nor are they included in the measure of segment performance. In addition, we allocate only certain production assets and intangible assets to our operating segments. We do not manage the performance of the segments on a balance sheet basis.

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

Revenues, gross profit, and operating income associated with our operating segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2019	2018	2019	2018
Product revenues
Device Solutions	$211,096	$216,371	$644,254	$693,544
Networked Solutions	330,487	297,726	978,259	852,819
Outcomes	11,314	11,619	41,281	32,377
Total Company	$552,897	$525,716	$1,663,794	$1,578,740

Service revenues
Device Solutions	$2,253	$3,879	$8,573	$12,219
Networked Solutions	25,734	22,782	70,305	66,193
Outcomes	43,590	43,585	131,415	131,921
Total Company	$71,577	$70,246	$210,293	$210,333

Total revenues
Device Solutions	$213,349	$220,250	$652,827	$705,763
Networked Solutions	356,221	320,508	1,048,564	919,012
Outcomes	54,904	55,204	172,696	164,298
Total Company	$624,474	$595,962	$1,874,087	$1,789,073

Gross profit
Device Solutions	$40,945	$46,484	$122,451	$148,831
Networked Solutions	135,406	133,057	388,717	359,588
Outcomes	20,053	17,556	63,713	45,110
Total Company	$196,404	$197,097	$574,881	$553,529

Operating income (loss)
Device Solutions	$27,905	$33,019	$81,717	$105,721
Networked Solutions	105,637	103,998	298,994	265,882
Outcomes	10,843	6,372	35,620	9,966
Corporate unallocated	(104,946)	(101,713)	(312,511)	(459,778)
Total Company	39,439	41,676	103,820	(78,209)
Total other income (expense)	(15,110)	(16,174)	(44,983)	(45,193)
Income (loss) before income taxes	$24,329	$25,502	$58,837	$(123,402)

For the three months ended September 30, 2019, one customer represented 10% of total company revenues. For the nine months ended September 30, 2019, the same customer represented 11% of total company revenues. For the three and nine months ended September 30, 2018, no customer represented more than 10% of total company revenues.

We currently buy a majority of our integrated circuit board assemblies from three suppliers. Management believes that other suppliers could provide similar products, but a change in suppliers, disputes with our suppliers, or unexpected constraints on the suppliers' production capacity could adversely affect operating results.

Revenues by region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2019	2018	2019	2018
United States and Canada	$405,973	$376,676	$1,221,448	$1,080,709
Europe, Middle East, and Africa	157,159	177,356	495,715	564,178
Other(1)	61,342	41,930	156,924	144,186
Total revenues	$624,474	$595,962	$1,874,087	$1,789,073

(1)	Other includes our operations in Latin America and Asia Pacific.

Depreciation and amortization of intangible assets expense associated with our operating segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2019	2018	2019	2018
Device Solutions	$6,373	$6,127	$19,155	$19,043
Networked Solutions	3,077	3,152	9,530	9,467
Outcomes	1,408	1,621	3,995	4,968
Corporate unallocated	17,765	19,549	53,011	58,950
Total Company	$28,623	$30,449	$85,691	$92,428

Note 16: Revenues

A summary of significant net changes in the contract assets and the contract liabilities balances during the period is as follows:

2019
In thousands	Contract liabilities, less contract assets
Beginning balance, January 1	$102,130
Revenues recognized from beginning contract liability	(50,018)
Increases due to amounts collected or due	257,949
Revenues recognized from current period increases	(202,029)
Other	(6,673)
Ending balance, September 30	$101,359

On January 1, 2019, total contract assets were $34.3 million and total contract liabilities were $136.5 million. On September 30, 2019, total contract assets were $34.6 million and total contract liabilities were $136.0 million. The contract assets primarily relate to contracts that include a retention clause and allocations related to contracts with multiple performance obligations. The contract liabilities primarily relate to deferred revenue, such as extended warranty and maintenance cost.

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

Total transaction price allocated to remaining performance obligations related to contracts is approximately $1.2 billion for the next twelve months and approximately $983 million for periods longer than 12 months. The total remaining performance obligations consist of product and service components. The service component relates primarily to maintenance agreements for which customers pay a full year's maintenance in advance, and service revenues are generally recognized over the service period. Total transaction price allocated to remaining performance obligations also includes our extended warranty contracts, for which revenue is recognized over the warranty period, and hardware, which is recognized as units are delivered. The estimate of when remaining performance obligations will be recognized requires significant judgment.

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

Note 17: Leases

We lease certain factories, service and distribution locations, offices, and equipment under operating leases. Our operating leases have initial lease terms ranging from 1 to 9 years, some of which include options to extend or renew the leases for up to 10 years. Certain lease agreements contain provisions for future rent increases. Our leases do not contain material residual value guarantees, and finance leases are not material.

We have not elected the short-term lease exemption. All leases with a lease term of greater than one month are included in the following tables.

The components of operating lease expense are as follows:

In thousands	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$5,446	$17,001
Variable lease cost	971	1,718
Total operating lease cost	$6,417	$18,719

Supplemental cash flow information related to operating leases are as follows:

In thousands	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$15,367
Right‑of‑use assets obtained in exchange for operating lease liabilities	16,093

Supplemental balance sheet information related to operating leases is as follows:

In thousands	September 30, 2019
Operating lease right-of-use assets, net	$78,386

Other current liabilities	16,161
Operating lease liabilities	67,024
Total operating lease liability	$83,185
Weighted average remaining lease term - Operating leases	6.0 years
Weighted average discount rate - Operating leases	4.9%

Remaining maturities of operating lease liabilities as of September 30, 2019 are as follows:

In thousands	September 30, 2019
2019 (amount remaining at September 30, 2019)	$3,516
2020	19,019
2021	16,090
2022	13,245
2023	12,635
Thereafter	32,245
Total lease payments	96,750
Less: Imputed interest	(13,565)
Total operating lease liability	$83,185

The future obligations under operating leases in effect as of December 31, 2018 as determined prior to adoption of ASC 842 were as follows:

In thousands	December 31, 2018
Less than 1 year	$17,456
1-3 years	26,241
3-5 years	19,659
Beyond 5 years	26,703
Total operating lease liability	$90,059

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

Certain Forward-Looking Statements

This document contains forward-looking statements concerning our operations, financial performance, revenues, earnings growth, liquidity, restructuring, and other items. This document reflects our current plans and expectations and is based on information currently available as of the date of this Quarterly Report on Form 10-Q. When we use the words "expect," "intend," "anticipate," "believe," "plan," "project," "estimate," "future," "objective," "may," "will," "will continue," and similar expressions, they are intended to identify forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. Although we believe that these assumptions and estimates are reasonable, any of these assumptions and estimates could prove to be inaccurate, and the forward -looking statements based on them could be incorrect and cause our actual results to vary materially from expected results. For a more complete description of these and other risks, refer to Item 1A: "Risk Factors" included in our 2018 Annual Report and our other reports on file with the SEC. We do not undertake any obligation to update or revise any forward-looking statement in this document.

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

We have three measures of segment performance: revenues, gross profit (margin), and operating income (margin). Intersegment revenues are minimal. Certain operating expenses are allocated to the operating segments based upon internally established allocation methodologies. Interest income, interest expense, other income (expense), the income tax provision (benefit), and certain corporate operating expenses are neither allocated to the segments nor included in the measures of segment performance.

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

Total Company Highlights and Endpoint Shipments

Highlights for the three months ended September 30, 2019 compared with the three months ended September 30, 2018

•	Revenues were $624.5 million compared with $596.0 million in 2018, an increase of $28.5 million, or 5%

•	Gross margin was 31.5%, compared with 33.1% in the same period last year

•	Operating expenses increased $1.5 million, or 1%, compared with 2018

•	Net income attributable to Itron, Inc. was $16.8 million compared with $19.9 million in 2018

•	GAAP diluted EPS decreased by $0.08 to $0.42 compared with 2018

•	Non-GAAP net income attributable to Itron, Inc. was $41.4 million compared with $45.0 million in 2018

•	Non-GAAP diluted EPS was $1.04, a decrease of $0.09 compared with 2018

•	Adjusted EBITDA decreased $6.1 million, or 8%, compared with 2018

Highlights for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018

•	Revenues were $1.87 billion compared with $1.79 billion in 2018, an increase of $85.0 million, or 5%

•	Gross margin was 30.7% compared with 30.9% in 2018

•	Operating expenses decreased $160.7 million, or 25%, compared with 2018

•	Net income attributable to Itron, Inc. was $34.4 million, compared with a net loss of $123.1 million in 2018

•	GAAP diluted EPS increased by $4.00 to $0.86 as compared with 2018

•	Non-GAAP net income attributable to Itron, Inc. was $103.9 million compared with $70.6 million in 2018

•	Non-GAAP diluted EPS was $2.60, an increase of $0.83 compared with 2018

•	Adjusted EBITDA increased $36.2 million, or 20%, compared with 2018

Amend Credit Facility
On October 18, 2019, we amended our 2018 credit facility by entering into the First Amendment to the credit agreement entered on January 5, 2018. This amendment extended the maturity date from January 5, 2023, to October 18, 2024, and re-amortized the term loan payments based on the balance and payment terms as of the amendment date. The amendment also modified the required interest payments and made it based on total net leverage instead of total leverage. Amounts not borrowed under the revolver are now subject to a commitment fee ranging from 0.15% to 0.25%, and drawn amounts are subject to a margin ranging from 1.00% to 1.75%. The current portion of debt and long-term debt presented in the Consolidated Balance Sheets at September 30, 2019 do not reflect this amendment.

Stock Repurchase Authorization
On March 14, 2019, Itron's Board of Directors authorized the Company to repurchase up to $50 million of our common stock over a 12-month period (the 2019 Stock Repurchase Program). Following the announcement of the program and through September 30, 2019, we repurchased 529,396 shares at an average share price of $47.22 (including commissions) for a total of $25 million. The remaining amount authorized for repurchase under the 2019 Stock Repurchase Program is $25 million. In accordance with the terms of our 5% senior notes indenture maturing January 15, 2026, we are limited to a total of $25 million in stock repurchases in 2019. We met the threshold by June 30, 2019. No additional shares will be repurchased for the remainder of 2019.

2018 Restructuring Projects
On February 22, 2018, our Board of Directors approved a restructuring plan (the 2018 Projects) to continue our efforts to optimize our global supply chain and manufacturing operations, research and development, and sales and marketing organizations. We expect to substantially complete expense recognition on the plan by the end of 2020. We recognized restructuring expense of $10.6 million related to the 2018 Projects during the nine months ended September 30, 2019, and we anticipate an additional $13.0 million to be recognized in future periods. At the conclusion of the 2018 Projects, we anticipate annualized savings of $45 million to $50 million. For further discussion of restructuring activities, refer to Item 1: "Financial Statements (Unaudited), Note 12: Restructuring."

The following table summarizes the changes in GAAP and Non-GAAP financial measures:

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands, except margin and per share data	2019	2018	% Change	2019	2018	% Change
GAAP
Revenues
Product revenues	$552,897	$525,716	5%	$1,663,794	$1,578,740	5%
Service revenues	71,577	70,246	2%	210,293	210,333	—%
Total revenues	624,474	595,962	5%	1,874,087	1,789,073	5%

Gross profit	$196,404	$197,097	—%	$574,881	$553,529	4%
Operating expenses	156,965	155,421	1%	471,061	631,738	(25)%
Operating income (loss)	39,439	41,676	(5)%	103,820	(78,209)	N/A
Other income (expense)	(15,110)	(16,174)	(7)%	(44,983)	(45,193)	—%
Income tax benefit (provision)	(6,152)	(5,715)	8%	(20,692)	1,692	N/A
Net income (loss) attributable to Itron, Inc.	16,847	19,882	(15)%	34,386	(123,127)	N/A

Non-GAAP(1)
Non-GAAP operating expenses	$130,387	$126,716	3%	$388,985	$411,257	(5)%
Non-GAAP operating income	66,017	70,381	(6)%	185,896	142,272	31%
Non-GAAP net income attributable to Itron, Inc.	41,396	45,046	(8)%	103,886	70,596	47%
Adjusted EBITDA	74,456	80,531	(8)%	213,180	176,986	20%

GAAP Margins and Earnings Per Share
Gross margin
Product gross margin	29.5%	32.1%		29.3%	29.9%
Service gross margin	46.5%	40.7%		41.8%	38.7%
Total gross margin	31.5%	33.1%		30.7%	30.9%

Operating margin	6.3%	7.0%		5.5%	(4.4)%
Basic EPS	$0.43	$0.51		$0.87	$(3.14)
Diluted EPS	$0.42	$0.50		$0.86	$(3.14)

Non-GAAP Earnings Per Share(1)
Non-GAAP diluted EPS	$1.04	$1.13		$2.60	$1.77

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

•
Networked Endpoints – an Itron product with one-way communication or two-way communication of data including remote device configuration and upgrade (consisting primarily of our OpenWay® or Gen X technology). This primarily includes Itron devices used in electricity, water, and gas distribution industries. Networked endpoints also include smart communication modules and network interface cards (NICs). NICs are communicating modules that can be sold separately from the device directly to our customers or to third party manufacturers for use in endpoints such as electric, water, and gas meters; streetlights and smart city devices; sensors or another standard device that the end customer would like to connect to our OpenWay or Gen X Networked Solutions. These endpoints are primarily delivered via our Networked Solutions segment.

A summary of our endpoints shipped is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Units in thousands	2019	2018	2019	2018
Itron Endpoints
Standard endpoints (1)	5,420	5,760	16,460	17,400
Networked endpoints (1)	3,940	3,720	12,180	11,190
Total endpoints	9,360	9,480	28,640	28,590

(1)
As of the second quarter of 2019, we have refined the definition of a standard endpoint to more closely align to the segment performance of Device Solutions and Networked Solutions as reported in the Operating Segment Results section below. The quantities presented for the three and nine months ended September 30, 2018 and for the three months ended March 31, 2019, as included in the nine-month period for 2019, have been recast to align with the refined definitions of standard and networked endpoints. The total endpoints shipped for each period is unchanged.

Results of Operations

Revenues and Gross Margin

The actual results and effects of changes in foreign currency exchange rates in revenues and gross profit were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended September 30,
In thousands	2019	2018
Total Company
Revenues	$624,474	$595,962	$(10,512)	$39,024	$28,512
Gross profit	196,404	197,097	(2,946)	2,253	(693)

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Nine Months Ended September 30,
In thousands	2019	2018
Total Company
Revenues	$1,874,087	$1,789,073	$(48,189)	$133,203	$85,014
Gross profit	574,881	553,529	(11,457)	32,809	21,352

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues
Revenues increased $28.5 million, or 5%, for the three months ended September 30, 2019, compared with the same period in 2018. The growth for the three months ended September 30, 2019 was driven primarily by the Networked Solutions segment, which increased $35.7 million. For the three months ended September 30, 2019, the Outcomes segment revenue decreased by $0.3 million when compared with 2018, and the Device Solutions segment revenue decreased by $6.9 million. Changes in exchange rates unfavorably impacted total revenues by $10.5 million during the third quarter, of which $8.3 million unfavorably impacted the Device Solutions segment total revenue. Product revenues during the third quarter of 2019 increased $27.2 million, or 5%. Service revenues during the third quarter of 2019 increased $1.3 million, or 2%.

Revenues increased $85.0 million, or 5%, for the nine months ended September 30, 2019, compared with the same period in 2018. New deployments in the Networked Solutions segment increased revenue by $129.6 million for the nine months ended September 30, 2019 as compared with the same period in 2018. For the nine months ended September 30, 2019, the Outcomes segment increased revenue by $8.4 million when compared with the same period last year, and the Device Solutions segment revenue decreased by $52.9 million. During the nine months ended September 30, 2019, changes in exchange rates unfavorably impacted total revenues by $48.2 million, of which $37.4 million unfavorably impacted the Device Solutions segment total revenue. For the nine months ended September 30, 2019, new deployments increased product revenues by $85.1 million as compared with the same period in 2018. Service revenues were substantially flat during the nine months ended September 30, 2019 as compared with the same period in 2018.

Gross Margin
Gross margin for the three months ended September 30, 2019 was 31.5%, compared with 33.1% for the same period in 2018. Our gross margin associated with product sales decreased to 29.5% for the three months ended September 30, 2019, compared with 32.1% for the same period in 2018. Gross margin associated with our service revenues increased to 46.5% for the three months ended September 30, 2019, compared with 40.7% for the same period in 2018.

Gross margin for the nine months ended September 30, 2019 was 30.7%, compared with 30.9% for the same period in 2018. Our gross margin associated with product sales decreased to 29.3% for the nine months ended September 30, 2019, compared with 29.9% for the same period in 2018. Gross margin associated with our service revenues increased to 41.8% for the nine months ended September 30, 2019, compared with 38.7% for the same period in 2018.

Refer to Operating Segment Results section below for further detail on total company revenues and gross margin.

Operating Expenses

The actual results and effects of changes in foreign currency exchange rates of operating expenses were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended September 30,
In thousands	2019	2018
Total Company
Sales, general and administrative	$83,666	$89,556	$(1,229)	$(4,661)	$(5,890)
Research and development	50,612	47,239	(156)	3,529	3,373
Amortization of intangible assets	16,095	17,960	(127)	(1,738)	(1,865)
Restructuring	6,592	666	45	5,881	5,926
Total Operating expenses	$156,965	$155,421	$(1,467)	$3,011	$1,544

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Nine Months Ended September 30,
In thousands	2019	2018
Total Company
Sales, general and administrative	$264,640	$332,833	$(7,989)	$(60,204)	$(68,193)
Research and development	150,551	162,298	(1,325)	(10,422)	(11,747)
Amortization of intangible assets	48,185	53,699	(565)	(4,949)	(5,514)
Restructuring	7,685	82,908	(7,252)	(67,971)	(75,223)
Total Operating expenses	$471,061	$631,738	$(17,131)	$(143,546)	$(160,677)

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Operating expenses increased $1.5 million for the three months ended September 30, 2019 as compared with the same period in 2018. This was primarily due to the increase of $5.9 million in restructuring and the increase of $3.4 million in research and development. The increases were offset by decreases of $6.2 million in acquisition and integration costs, which are classified within sales, general and administrative expenses. Operating expenses decreased $160.7 million for the nine months ended September 30, 2019 as compared with the same period in 2018. This was primarily due to the $75.2 million decrease in restructuring expense, which was elevated during the nine months ended September 30, 2018 following the announcement of the 2018 Project, and a $68.2 million decrease in sales, general and administrative expenses of which acquisition and integration costs decreased by $59.3 million compared with the same period in 2018.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
In thousands	2019	2018		2019	2018
Interest income	$517	$431	20%	$1,379	$1,725	(20)%
Interest expense	(11,584)	(12,948)	(11)%	(36,213)	(38,495)	(6)%
Amortization of prepaid debt fees	(1,284)	(1,223)	5%	(3,686)	(5,825)	(37)%
Other income (expense), net	(2,759)	(2,434)	13%	(6,463)	(2,598)	149%
Total other income (expense)	$(15,110)	$(16,174)	(7)%	$(44,983)	$(45,193)	—%

Total other income (expense) for the three and nine months ended September 30, 2019 was a net expense of $15.1 million and $45.0 million, compared with $16.2 million and $45.2 million in the same periods in 2018.

The decrease in other income (expense), net, for the three months ended September 30, 2019, as compared with the same period in 2018, was primarily the result of $1.3 million decrease in interest expense for the credit facility. The change in other income (expense), net, for the nine months ended September 30, 2019, as compared with the same period in 2018, was substantially flat.

Income Tax Provision

For the three and nine months ended September 30, 2019, our income tax expense was $6.2 million and $20.7 million, respectively, compared with income tax expense of $5.7 million and benefit of $(1.7) million for the same periods in 2018. Our tax rate for the three and nine months ended September 30, 2019 of 25% and 35%, respectively, differed from the federal statutory rate of 21% due to the forecasted mix of earnings in domestic and international jurisdictions and losses experienced in jurisdictions with valuation allowances on deferred tax assets. Our tax rate for the three and nine months ended September 30, 2018 of 22% and 1%, respectively, differed from the federal statutory rate of 21% due to the forecasted mix of earnings in domestic and international jurisdictions, a benefit related to excess stock based compensation, and losses experienced in jurisdictions with valuation allowances on deferred tax assets.

Operating Segment Results

For a description of our operating segments, refer to Item 1: "Financial Statements (Unaudited) Note 15: Segment Information."

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands	2019	2018	% Change		2019	2018	% Change
Segment Revenues
Device Solutions	$213,349	$220,250	(3)%		$652,827	$705,763	(8)%
Networked Solutions	356,221	320,508	11%		1,048,564	919,012	14%
Outcomes	54,904	55,204	(1)%		172,696	164,298	5%
Total revenues	$624,474	$595,962	5%		$1,874,087	$1,789,073	5%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
In thousands	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin
Device Solutions	$40,945	19.2%	$46,484	21.1%	$122,451	18.8%	$148,831	21.1%
Networked Solutions	135,406	38.0%	133,057	41.5%	388,717	37.1%	359,588	39.1%
Outcomes	20,053	36.5%	17,556	31.8%	63,713	36.9%	45,110	27.5%
Total gross profit and margin	$196,404	31.5%	$197,097	33.1%	$574,881	30.7%	$553,529	30.9%

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands	2019	2018	% Change		2019	2018	% Change
Segment Operating Expenses
Device Solutions	$13,040	$13,465	(3)%		$40,734	$43,110	(6)%
Networked Solutions	29,769	29,059	2%		89,723	93,706	(4)%
Outcomes	9,210	11,184	(18)%		28,093	35,144	(20)%
Corporate unallocated	104,946	101,713	3%		312,511	459,778	(32)%
Total operating expenses	$156,965	$155,421	1%		$471,061	$631,738	(25)%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
In thousands	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss) and Operating Margin
Device Solutions	$27,905	13.1%	$33,019	15.0%	$81,717	12.5%	$105,721	15.0%
Networked Solutions	105,637	29.7%	103,998	32.4%	298,994	28.5%	265,882	28.9%
Outcomes	10,843	19.7%	6,372	11.5%	35,620	20.6%	9,966	6.1%
Corporate unallocated	(104,946)	(16.8)%	(101,713)	(17.1)%	(312,511)	(16.7)%	(459,778)	(25.7)%
Total Company	$39,439	6.3%	$41,676	7.0%	$103,820	5.5%	$(78,209)	(4.4)%

Device Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Device Solutions operating segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended September 30,
In thousands	2019	2018
Device Solutions Segment
Revenues	$213,349	$220,250	$(8,251)	$1,350	$(6,901)
Gross profit	40,945	46,484	(2,039)	(3,500)	(5,539)
Operating expenses	13,040	13,465	(167)	(258)	(425)

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Nine Months Ended September 30,
In thousands	2019	2018
Device Solutions Segment
Revenues	$652,827	$705,763	$(37,378)	$(15,558)	$(52,936)
Gross profit	122,451	148,831	(8,277)	(18,103)	(26,380)
Operating expenses	40,734	43,110	(852)	(1,524)	(2,376)

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues - Three months ended September 30, 2019 vs. Three months ended September 30, 2018
Revenues decreased $6.9 million, or 3% for the three months ended September 30, 2019 compared with the same period in 2018. Changes in foreign currency exchange rates unfavorably impacted revenues by $8.3 million. During the three months ended September 30, 2019, product revenue decreased due to lower electricity shipments, offset by higher shipments for water devices.

Revenues - Nine months ended September 30, 2019 vs. Nine months ended September 30, 2018
Revenues decreased $52.9 million, or 8%. Changes in foreign currency exchange rates unfavorably impacted revenues by $37.4 million. The overall decrease in revenue was also due to lower electricity shipments, offset by higher shipments for water devices.

Gross Margin - Three months ended September 30, 2019 vs. Three months ended September 30, 2018
Gross margin was 19.2% for the three months ended September 30, 2019, compared with 21.1% for the same period in 2018. The 190 basis point decrease over the prior year was primarily the result of product mix and higher warranty expense.

Gross Margin - Nine months ended September 30, 2019 vs. Nine months ended September 30, 2018
For the nine months ended September 30, 2019, gross margin was 18.8%, compared with 21.1% for the nine months in 2018. During 2019, the 230 basis point reduction over the prior year was primarily the result of increased component costs and partially offset by reduced warranty expense.

Operating Expenses - Three months ended September 30, 2019 vs. Three months ended September 30, 2018
Operating expenses decreased $0.4 million, or 3%, for the three months ended September 30, 2019, compared with the same period in 2018. The decrease was primarily a result of lower product marketing expense, offset by higher research and development expense.

Operating Expenses - Nine months ended September 30, 2019 vs. Nine months ended September 30, 2018
Operating expenses decreased $2.4 million, or 6%, for the nine months ended September 30, 2019, compared with the same period in 2018. The decrease was primarily a result of lower research and development expense, offset by higher product marketing expense.

Networked Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Networked Solutions operating segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended September 30,
In thousands	2019	2018
Networked Solutions Segment
Revenues	$356,221	$320,508	$(1,587)	$37,300	$35,713
Gross profit	135,406	133,057	(604)	2,953	2,349
Operating expenses	29,769	29,059	(20)	730	710

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Nine Months Ended September 30,
In thousands	2019	2018
Networked Solutions Segment
Revenues	$1,048,564	$919,012	$(7,975)	$137,527	$129,552
Gross profit	388,717	359,588	(2,619)	31,748	29,129
Operating expenses	89,723	93,706	(160)	(3,823)	(3,983)

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues - Three months ended September 30, 2019 vs. Three months ended September 30, 2018
Revenues increased $35.7 million, or 11%, for the three months ended September 30, 2019 compared with the same period in 2018. The increase was primarily driven by higher product sales in North America, partially offset by $1.6 million of unfavorable changes in foreign currency exchange rates.

Revenues - Nine months ended September 30, 2019 vs. Nine months ended September 30, 2018
Revenues increased $129.6 million, or 14%, for the nine months ended September 30, 2019 compared with the same period in 2018. The increase was primarily driven by higher product sales in North America, partially offset by $8.0 million of unfavorable changes in foreign currency exchange rates.

Gross Margin - Three months ended September 30, 2019 vs. Three months ended September 30, 2018
Gross margin was 38.0% for the three months ended September 30, 2019, compared with 41.5% for the same period in 2018. The 350 basis point decrease was related to unfavorable product mix compared with 2018 and increased warranty costs.

Gross Margin - Nine months ended September 30, 2019 vs. Nine months ended September 30, 2018
Gross margin was 37.1% for the nine months ended September 30, 2019, compared with 39.1% for the same period in 2018. The 200 basis point decrease was primarily related to unfavorable product mix and increased warranty costs.

Operating Expenses - Three months ended September 30, 2019 vs. Three months ended September 30, 2018
Operating expenses increased $0.7 million, or 2%, for the three months ended September 30, 2019, compared with the same period in 2018. The increase was primarily related to higher research and development expenses.

Operating Expenses - Nine months ended September 30, 2019 vs. Nine months ended September 30, 2018
Operating expenses decreased $4.0 million, or 4%, for the nine months ended September 30, 2019, compared with the same period in 2018. The decrease was primarily related to lower research and development expenses.

Outcomes

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Outcomes operating segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Three Months Ended September 30,
In thousands	2019	2018
Outcomes Segment
Revenues	$54,904	$55,204	$(674)	$374	$(300)
Gross profit	20,053	17,556	(308)	2,805	2,497
Operating expenses	9,210	11,184	(13)	(1,961)	(1,974)

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Nine Months Ended September 30,
In thousands	2019	2018
Outcomes Segment
Revenues	$172,696	$164,298	$(2,836)	$11,234	$8,398
Gross profit	63,713	45,110	(824)	19,427	18,603
Operating expenses	28,093	35,144	(111)	(6,940)	(7,051)

(1)	Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues - Three months ended September 30, 2019 vs. Three months ended September 30, 2018
Revenues decreased $0.3 million, or 1%, for the three months ended September 30, 2019, compared with the same period in 2018. Revenue growth in managed services and customer projects was unfavorably impacted by $0.7 million due to changes in foreign currency exchange rates.

Revenues - Nine months ended September 30, 2019 vs. Nine months ended September 30, 2018
Revenues increased $8.4 million, or 5%, for the nine months ended September 30, 2019, compared with the same period in 2018. This growth was driven by software licenses, managed services, and customer projects. Revenues were unfavorably impacted by $2.8 million due to changes in foreign currency exchange rates.

Gross Margin - Three months ended September 30, 2019 vs. Three months ended September 30, 2018
Gross margin increased to 36.5%, compared with 31.8% in 2018. The 470 basis point increase in gross margin was driven primarily by the growth in managed services and customer projects and lower costs.

Gross Margin - Nine months ended September 30, 2019 vs. Nine months ended September 30, 2018
Gross margin increased to 36.9% for the nine months ended September 30, 2019, compared with 27.5% for the same period last year. The 940 basis point increase was driven by growth in higher margin software licenses and professional services and lower costs.

Operating Expenses - Three months ended September 30, 2019 vs. Three months ended September 30, 2018
Operating expenses for the three months ended September 30, 2019 decreased $2.0 million, or 18%, compared with 2018. This was primarily related to lower research and development expenses.

Operating Expenses - Nine months ended September 30, 2019 vs. Nine months ended September 30, 2018
Operating expenses for the nine months ended September 30, 2019 decreased $7.1 million, or 20%, compared with the same period last year. This was primarily related to lower research and development and product marketing expenses.

Corporate unallocated

Corporate Unallocated Expenses - Three months ended September 30, 2019 vs. Three months ended September 30, 2018
Operating expenses not directly associated with an operating segment are classified as "Corporate unallocated." These expenses increased by $3.2 million, or 3%, for the three months ended September 30, 2019 compared with the same period in 2018. This was primarily due to higher restructuring expense and increased research and development spending, net of a decrease in SSNI acquisition and integration expense in 2019.

Corporate Unallocated Expenses - Nine months ended September 30, 2019 vs. Nine months ended September 30, 2018
Corporate unallocated expenses decreased by $147.3 million, or 32%, for the nine months ended September 30, 2019 compared with the same period in 2018. The decrease was primarily due to lower restructuring expense and lower SSNI acquisition and integration expense in 2019.

Bookings and Backlog of Orders

Bookings for a reported period represent customer contracts and purchase orders received during the period for hardware, software, and services that have met certain conditions, such as regulatory and/or contractual approval. Total backlog represents committed but undelivered products and services for contracts and purchase orders at period-end. Twelve-month backlog represents the portion of total backlog that we estimate will be recognized as revenue over the next 12 months. Backlog is not a complete measure of our future revenues as we also receive significant book-and-ship orders, as well as frame contracts. Bookings and backlog may fluctuate significantly due to the timing of large project awards. In addition, annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. Beginning total backlog, plus bookings, minus revenues, will not equal ending total backlog due to miscellaneous contract adjustments, foreign currency fluctuations, and other factors. Total bookings and backlog include certain contracts with termination for convenience clause, which will not agree to the total transaction price allocated to the remaining performance obligations disclosed in Item 1: "Financial Statements (Unaudited), Note 16: Revenues".

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
In millions
September 30, 2019	$609	$3,063	$1,361
June 30, 2019	702	3,090	1,403
March 31, 2019	473	3,022	1,375
December 31, 2018	786	3,173	1,349
September 30, 2018	593	3,112	1,350

Financial Condition

Cash Flow Information

	Nine Months Ended September 30,
In thousands	2019	2018
Cash provided by operating activities	$128,100	$67,383
Cash used in investing activities	(34,593)	(845,749)
Cash provided by (used in) financing activities	(73,592)	408,356
Effect of exchange rates on cash, cash equivalents, and restricted cash	(543)	(6,175)
Increase (decrease) in cash, cash equivalents, and restricted cash	$19,372	$(376,185)

Cash, cash equivalents, and restricted cash was $141.7 million at September 30, 2019, compared with $122.3 million at December 31, 2018. The $19.4 million increase in cash, cash equivalents, and restricted cash for the nine months ended September 30, 2019 was primarily the result of cash flows from operations, partially offset by acquisitions of property, plant, and equipment; repurchases of shares; and net payments on debt.

Operating activities
Cash provided by operating activities during the nine months ended September 30, 2019 was $128.1 million compared with cash provided by operating activities of $67.4 million during the same period in 2018. The increase was primarily due to increased gross profit and lower cash outflows for acquisition and integration costs and restructuring costs.

Investing activities
Cash used by investing activities during the nine months ended September 30, 2019 was $811.2 million lower compared with the same period in 2018. This decrease in use of cash was primarily related to the acquisition of SSNI in 2018.

Financing activities
Net cash used in financing activities during the nine months ended September 30, 2019 was $73.6 million, compared with net cash provided of $408.4 million for the same period in 2018. In 2018, we had net draws on our debt of $429.6 million to fund the acquisition of SSNI, as well as cash payments of $24.0 million for debt origination fees. In 2019, we had net repayments of debt of $50.3 million and stock repurchases of $25.0 million.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations for the nine months ended September 30, 2019 was a decrease of $0.5 million, compared with a decrease of $6.2 million for the same period in 2018. The impact of exchange rates is the result of a decrease in the U.S. dollar value compared with most foreign currencies during both the nine months ended September 30, 2019 and September 30, 2018.

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

	Nine Months Ended September 30,
In thousands	2019	2018
Cash provided by operating activities	$128,100	$67,383
Acquisitions of property, plant, and equipment	(44,570)	(42,493)
Free cash flow	$83,530	$24,890

Free cash flow increased primarily as a result of higher cash provided by operating activities due to a significant decrease in restructuring and acquisition and integration costs related to our acquisition of SSNI in the 2018 period. See the cash flow discussion of operating activities above. Acquisition of property, plant, and equipment increased $2.1 million during the nine months ended September 30, 2019 primarily due to investments related to our strategic sourcing projects and related manufacturing and supplier transitions in 2018.

Off-balance sheet arrangements

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at September 30, 2019 and December 31, 2018 that we believe are reasonably likely to have a current or future effect on our financial condition, results of operations, or cash flows.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments of debt. Working capital, which represents current assets less current liabilities, continues to be in a net favorable position.

Borrowings
On January 5, 2018, we entered into a credit agreement providing for committed credit facilities in the amount of $1.2 billion U.S. dollars (the 2018 credit facility), which amended and restated in its entirety our credit agreement dated June 23, 2015 and replaced committed facilities in the amount of $725 million. The 2018 credit facility consists of a $650 million U.S. dollar term loan (the term loan) and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million standby letter of credit sub-facility and a $50 million swingline sub-facility. Both the term loan and the revolver were to mature on January 5, 2023. During the quarter ended September 30, 2019, we made debt prepayments on the term loan in excess of required principal payments and intend to make additional payments in excess of our current portion of debt in the next year.

On October 18, 2019, we amended our 2018 credit facility by entering into the First Amendment to the credit agreement entered on January 5, 2018. This amendment extended the maturity date from January 5, 2023, to October 18, 2024, and re-amortized the term loan payments based on the balance and payment terms as of the amendment date. The amendment also modified the required interest payments and made it based on total net leverage instead of total leverage. Amounts not borrowed under the revolver are now subject to a commitment fee ranging from 0.15% to 0.25% and drawn amounts are subject to a margin ranging from 1.00% to 1.75%.

On December 22, 2017 and January 19, 2018, we issued $300 million and $100 million, respectively, of aggregate principal amount of 5.00% senior notes maturing January 15, 2026 (Senior Notes). The proceeds were used to refinance existing indebtedness related to the acquisition of SSNI, pay related fees and expenses, and for general corporate purposes. Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2018. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our subsidiaries that guarantee the 2018 credit facility.

Prior to maturity, we may redeem some or all of the Senior Notes, together with accrued and unpaid interest, if any, plus a "make-whole" premium. On or after January 15, 2021, we may redeem some or all of the Senior Notes at any time at declining redemption prices equal to 102.50% beginning on January 15, 2021, 101.25% beginning on January 15, 2022 and 100.00% beginning on January 15, 2023 and thereafter to the applicable redemption date. In addition, before January 15, 2021, and subject to certain conditions, we may redeem up to 35% of the aggregate principal amount of Senior Notes with the net proceeds of certain equity offerings at 105.00% of the principal amount thereof to the date of redemption; provided that (i) at least 65% of the aggregate principal amount of Senior Notes remains outstanding after such redemption and (ii) the redemption occurs within 60 days of the closing of any such equity offering.

For further description of our borrowings, refer to Item 1: "Financial Statements (Unaudited), Note 6: Debt."

For a description of our letters of credit and performance bonds, and the amounts available for additional borrowings or letters of credit under our lines of credit, including the revolver that is part of our credit facility, refer to Item 1: "Financial Statements (Unaudited), Note 11: Commitments and Contingencies."

Silver Spring Networks, Inc. Acquisition
As part of the acquisition of SSNI, we announced an integration plan to obtain approximately $50 million of annualized savings by the end of 2020. For the nine months ended September 30, 2019, we have paid out $24.0 million and we have approximately $25 million to $35 million of estimated cash payments remaining on the integration plan, the majority of which is expected to be paid out in the next 12 months. We have recognized $3.8 million and $24.6 million of the acquisition and integration related expenses during the three and nine months ended September 30, 2019.

Restructuring
For the nine months ended September 30, 2019, we have paid out a net $15.5 million related to the restructuring projects. As of September 30, 2019, $61.5 million was accrued for restructuring projects, of which $18.5 million is expected to be paid over the next 12 months.

For further details regarding our restructuring activities, refer to Item 1: "Financial Statements (Unaudited), Note 12: Restructuring."

Stock Repurchase Authorization
On March 14, 2019, Itron's Board of Directors authorized the Company to repurchase up to $50 million of our common stock over a 12-month period (the 2019 Stock Repurchase Program). Following the announcement of the program and through September 30, 2019, we repurchased 529,396 shares at an average share price of $47.22 (including commissions) for a total of $25 million. The remaining amount authorized for repurchase under the 2019 Stock Repurchase Program is $25 million. In accordance with the terms of our 5% senior notes indenture maturing January 15, 2026, we are limited to a total of $25 million in stock repurchases in 2019. We met the threshold by June 30, 2019. No additional shares will be repurchased for the remainder of 2019.

Other Liquidity Considerations
We have tax credits and net operating loss carryforwards in various jurisdictions that are available to reduce cash taxes. However, utilization of tax credits and net operating losses are limited in certain jurisdictions. Based on current projections, we expect to pay, net of refunds, approximately $2 million in state taxes and approximately $12 million in local and foreign taxes during 2019. We expect a refund of approximately $5 million in U.S. federal taxes. For a discussion of our tax provision and unrecognized tax benefits, see Item 1: "Financial Statements (Unaudited), Note 10: Income Taxes."

At September 30, 2019, we are under examination by certain tax authorities for the 2010 to 2017 tax years. The material jurisdictions where we are subject to examination for the 2010 to 2017 tax years include, among others, the United States, France, Germany, Italy, Brazil, and the United Kingdom. No material changes have occurred to previously disclosed assessments. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

As of September 30, 2019, there was $38.2 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. As a result of recent changes in U.S. tax legislation, any repatriation in the future would not result in U.S. federal income tax. Accordingly, there is no provision for U.S. deferred taxes on this cash. If this cash were repatriated to fund U.S. operations, additional withholding tax costs may be incurred. Tax is only one of the many factors that we consider in the management of global cash. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

In several of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc., we consolidate them because we have a greater than 50% ownership interest and/or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. At September 30, 2019, $4.7 million of our consolidated cash balance is held in our joint venture entities. As a result, the minority shareholders of these entities have rights to their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from these entities.

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

Non-GAAP Measures

The accompanying schedule contains non-GAAP financial measures. To supplement our consolidated financial statements, which are prepared in accordance with GAAP, we use certain non-GAAP financial measures, including non-GAAP operating expense, non-GAAP operating income, non-GAAP net income, non-GAAP diluted EPS, adjusted EBITDA, free cash flow, and constant currency. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP, and other companies may define such measures differently. We use these non-GAAP financial measures for financial and operational decision making and/or as a means for determining executive compensation. Management believes that these non-GAAP financial measures provide meaningful supplemental information regarding our performance and ability to service debt by excluding certain expenses that may not be indicative of our recurring core operational results. These non-GAAP financial measures facilitate management's internal comparisons to our historical performance as well as comparisons to our competitors' operating results. Our executive compensation plans exclude non-cash charges related to amortization of intangibles and certain discrete cash and non-cash charges such as acquisition and integration related expenses, restructuring charges or goodwill impairment charges. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. We believe these non-GAAP financial measures are useful to investors because they provide greater transparency with respect to key metrics used by management in its financial and operational decision making and because they are used by our institutional investors and the analyst community to analyze the health of our business.

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

Adjusted EBITDA – We define adjusted EBITDA as net income (a) minus interest income, (b) plus interest expense, depreciation and amortization of intangible assets, restructuring, corporate transition cost, acquisition and integration related expense, goodwill impairment and (c) excluding income tax provision or benefit. Management uses adjusted EBITDA as a performance measure for executive compensation. A limitation to using adjusted EBITDA is that it does not represent the total increase or decrease in the cash balance for the period and the measure includes some non-cash items and excludes other non-cash items. Additionally, the items that we exclude in our calculation of adjusted EBITDA may differ from the items that our peer companies exclude when they report their results. We compensate for these limitations by providing a reconciliation of this measure to GAAP net income.

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

TOTAL COMPANY RECONCILIATIONS	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2019	2018	2019	2018
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$156,965	$155,421	$471,061	$631,738
Amortization of intangible assets	(16,095)	(17,960)	(48,185)	(53,699)
Restructuring	(6,592)	(666)	(7,685)	(82,908)
Corporate transition cost	(57)	—	(1,613)	—
Acquisition and integration related expense	(3,834)	(10,079)	(24,593)	(83,874)
Non-GAAP operating expenses	$130,387	$126,716	$388,985	$411,257

NON-GAAP OPERATING INCOME
GAAP operating income (loss)	$39,439	$41,676	$103,820	$(78,209)
Amortization of intangible assets	16,095	17,960	48,185	53,699
Restructuring	6,592	666	7,685	82,908
Corporate transition cost	57	—	1,613	—
Acquisition and integration related expense	3,834	10,079	24,593	83,874
Non-GAAP operating income	$66,017	$70,381	$185,896	$142,272

NON-GAAP NET INCOME & DILUTED EPS
GAAP income (loss) attributable to Itron, Inc.	$16,847	$19,882	$34,386	$(123,127)
Amortization of intangible assets	16,095	17,960	48,185	53,699
Amortization of debt placement fees	1,240	1,178	3,555	5,693
Restructuring	6,592	666	7,685	82,908
Corporate transition cost	57	—	1,613	—
Acquisition and integration related expense	3,834	10,079	24,593	83,874
Income tax effect of non-GAAP adjustments(1)	(3,269)	(4,719)	(16,131)	(32,451)
Non-GAAP net income attributable to Itron, Inc. (1)	$41,396	$45,046	$103,886	$70,596

Non-GAAP diluted EPS (1)	$1.04	$1.13	$2.60	$1.77

Weighted average common shares outstanding - Diluted	39,903	39,909	39,884	39,825

ADJUSTED EBITDA
GAAP income (loss) attributable to Itron, Inc.	$16,847	$19,882	$34,386	$(123,127)
Interest income	(517)	(431)	(1,379)	(1,725)
Interest expense	12,868	14,171	39,899	44,320
Income tax provision (benefit)	6,152	5,715	20,692	(1,692)
Depreciation and amortization of intangible assets	28,623	30,449	85,691	92,428
Restructuring	6,592	666	7,685	82,908
Corporate transition cost	57	—	1,613	—
Acquisition and integration related expense	3,834	10,079	24,593	83,874
Adjusted EBITDA	$74,456	$80,531	$213,180	$176,986

FREE CASH FLOW
Cash provided by operating activities	$50,037	$50,504	$128,100	$67,383
Acquisitions of property, plant, and equipment	(18,059)	(13,184)	(44,570)	(42,493)
Free Cash Flow	$31,978	$37,320	$83,530	$24,890

(1)
The income tax effect of non-GAAP adjustments is calculated using the statutory tax rates for the relevant jurisdictions, provided no valuation allowance exists. If a valuation allowance exists, there is no tax impact to the non-GAAP adjustment. Effective for the first quarter of 2019, we use the budgeted annual effective tax rate (AETR) for interim periods, with adjustments for discrete items, as defined in ASC 740 - Income Taxes. This method impacts interim periods only and does not impact full year tax results, as any difference between the budgeted or revised AETR and the actual AETR for non-GAAP adjustments would be recognized in the fourth quarter of the year. If the revised methodology had been applied in the third quarter of 2018, non-GAAP net income would have decreased by $4.8 million to $40.2 million, and diluted non-GAAP EPS would have decreased by $0.12 to $1.01. If the methodology had been applied in the nine months ended September 30, 2018 non-GAAP net income would have increased by $1 million to $71.5 million, and diluted non-GAAP EPS would have increased by $0.03 to $1.80.

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

Interest Rate Risk

We are exposed to interest rate risk through our variable rate debt instruments. In October 2015, we entered into an interest rate swap, which is effective from August 31, 2016 to June 23, 2020, and converts $214 million of our LIBOR-based debt from a floating LIBOR interest rate to a fixed interest rate of 1.42% (excluding the applicable margin on the debt). The notional balance will amortize to maturity at the same rate as required minimum payments on our term loan. At September 30, 2019, our LIBOR-based debt balance was $587.5 million.

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

In April 2018, we entered into a cross-currency swap, which converts $56.0 million of floating rate LIBOR-based U.S. Dollar denominated debt into 1.38% fixed rate euro denominated debt. This cross-currency swap matures on April 30, 2021 and mitigates the risk associated with fluctuations in interest and currency rates impacting cash flows related to a U.S. Dollar denominated debt in a euro functional currency entity.

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and the weighted average interest rates at September 30, 2019. Weighted average variable rates in the table are based on implied forward rates in the Reuters U.S. dollar yield curve as of September 30, 2019 and our estimated leverage ratio, which determines our additional interest rate margin at September 30, 2019.

Dollars in thousands	2019	2020	2021	2022	2023	2024	Total	Fair Value

Variable Rate Debt (1)
Principal: U.S. dollar term loan	$6,250	$44,688	$60,937	$65,000	$410,625	$—	$587,500	$582,339
Weighted average interest rate	3.68%	3.24%	3.05%	3.01%	3.05%

Principal: Multicurrency revolving line of credit	$—	$—	$—	$—	$—	$—	$—	$—
Weighted average interest rate	3.68%	3.24%	3.05%	3.01%	3.05%

Interest rate swap
Weighted average interest rate (pay) Fixed	1.42%	1.42%
Weighted average interest rate (receive) Floating LIBOR	1.93%	1.60%
Net/Spread	0.51%	0.18%

Interest rate cap
Cap rate	2.00%	2.00%
Weighted average interest rate Floating LIBOR	1.93%	1.60%
Weighted average interest rate (receive)	(0.07)%	(0.40)%

Cross currency swap
Weighted average interest rate (pay) Fixed - EURIBOR	1.38%	1.38%	1.38%
Weighted average interest rate (receive) Floating - LIBOR	1.93%	1.49%	1.31%

(1) The principal payments listed do not reflect the amended credit facility. Refer to Item 1: "Financial Statements (Unaudited), Note 6: Debt."

Based on a sensitivity analysis as of September 30, 2019, we estimate that, if market interest rates average one percentage point higher in 2019 than in the table above, our financial results in 2019 would not be materially impacted.

We continually monitor and assess our interest rate risk and may institute additional derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk

We conduct business in a number of countries. As a result, approximately half of our revenues and operating expenses are denominated in foreign currencies, which expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in functional currencies other than the U.S. dollar were 38% and 37% of total revenues for the three and nine months ended September 30, 2019 compared with 39% and 41% for the same respective periods in 2018.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized to other income and expense. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of September 30, 2019, a total of

50 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Chinese yuan, Canadian dollar, Indian rupee and various other currencies, with notional amounts ranging from $120,000 to $26.4 million. Based on a sensitivity analysis as of September 30, 2019, we estimate that, if foreign currency exchange rates average ten percentage points higher in 2019 for these financial instruments, our financial results in 2019 would not be materially impacted.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:    Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2019, the Company's disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

Except for these changes, there have been no other changes in our internal control over financial reporting during the three months ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:    Legal Proceedings
Refer to Item 1: "Financial Statements (Unaudited), Note 11: Commitments and Contingencies."

Item 1A:    Risk Factors
There were no material changes to risk factors during the third quarter of 2019 from those previously disclosed in Item 1A: "Risk Factors" of Part I of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the Securities and Exchange Commission on February 28, 2019.

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

(a) Not applicable.

(b) Not applicable.

(c) Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(in thousands)
July 1, 2019 through July 31, 2019	—	$—	—	$25,000
August 1, 2019 through August 31, 2019	8,119	67.97	—	25,000
September 1, 2019 through September 30, 2019	—	—	—	25,000
Total	8,119		—

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

Item 5:    Other Information

(a) No information was required to be disclosed in a report on Form 8-K during the third quarter of 2019 that was not reported.

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

ITRON, INC.

November 4, 2019	By:	/s/ JOAN S. HOOPER
Date		Joan S. Hooper
Senior Vice President and Chief Financial Officer