Form 10-K
period 2019-12-31
ITRON, INC.
filed 2020-02-27
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐  No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
As of June 28, 2019 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the NASDAQ Global Select Market) was $2,437,476,482.
As of January 31, 2020, there were outstanding 39,956,068 shares of the registrant's common stock, no par value, which is the only class of common stock of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 7, 2020.

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

We have over 40 years of experience in supporting utilities and municipalities in the management of their data and critical infrastructure needs. Incorporated in 1977 with a focus on meter reading technology, we entered the electricity meter manufacturing business with the acquisition of Schlumberger Electricity Metering in 2004. In 2007, we expanded our presence in global meter manufacturing and systems with the acquisition of Actaris Metering Systems SA. In 2017, we completed our acquisition of Comverge by purchasing the stock of its parent, Peak Holding Corp. (Comverge), which enabled us to offer integrated cloud-based demand response, energy efficiency, and customer engagement solutions. In 2018, we strengthened our ability to deliver a broader set of solutions and to increase the pace of growth and innovation in the utility, smart city, and Industrial Internet of Things (IIoT) markets with the acquisition of Silver Spring Networks, Inc. (SSNI).

The following is a discussion of our major products, our markets, and our operating segments. Refer to Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8: "Financial Statements and Supplementary Data" for specific segment results.
Our Business

We are a technology and service company, which is a leader in the IIoT. We offer solutions that enable utilities and municipalities to safely, securely and reliably operate their critical infrastructure. Our solutions include the deployment of smart networks, software, services, devices, sensors, and data analytics that allow our customers to manage assets, secure revenue, lower operational costs, improve customer service, improve safety, and enable efficient management of valuable resources. Our comprehensive solutions and data analytics address the unique challenges facing the energy, water, and municipality sectors, including increasing demand on resources, non-technical loss, leak detection, environmental and regulatory compliance, and improved operational reliability.

We offer a portfolio of products, software, and services to our customers that can be a standalone, one-time purchase or an end-to-end solution that can be recurring over multiple years. The portfolio includes hardware products used for measurement, control, or sensing with and without communications capability; a combination of endpoints and network infrastructure designed and sold as a complete solutions that acquires and transports application specific data; value added services, software, and products that organize, analyze and interpret data to gain insights, make decisions, and inform actions. We offer managed services, software-as-a-service (SaaS), technical support services, licensing hardware technology, and consulting services.

Industry Drivers
Utility and municipalities are undergoing an evolution of how they operate critical infrastructure, manage scarce resources, and interact with their customers. Efficiently managing resources within energy, water, and cities is a top priority globally, as increasing populations and resource consumption continues to stress an aging infrastructure. The growing demand for energy, water, and municipal services coupled with the proliferation of renewable energy sources, smart communicating devices, sensors, and multiple data producing technologies is forcing providers to rethink how they operate and service their communities. This evolution comes at a time when utilities and municipalities are challenged by cost constraints, regulatory requirements, environmental concerns, safety, and resource scarcity. Itron provides its customers with a solution-based offering to safely, securely, and reliably optimize their critical infrastructure to improve the efficiency of their services and to better understand their customers with near real-time knowledge of their resource usage. An added benefit of our solutions is the utility or municipality can empower their customers to understand and have control over their resource usage, allowing for better management and conservation of valuable resources.

Our Operating Segments
We operate under the Itron brand worldwide and manage and report under three operating segments: Device Solutions, Networked Solutions, and Outcomes. The following discussion provides a description of each of the three segments:

Device Solutions – This segment primarily includes hardware products used for measurement, control, or sensing that do not have communications capability embedded for use with our broader Itron systems, i.e., hardware-based products not part of a complete "end-to-end" solution. Examples from the Device Solutions portfolio include: standard endpoints that are shipped without Itron communications, such as our standard gas meters, electricity IEC meters, and water meters, in addition to our heat and allocation products; communicating meters that are not a part of an Itron solution such as Smart Spec meters; and the implementation and installation of non-communicating devices, such as gas regulators.

Networked Solutions – This segment primarily includes a combination of communicating devices (smart meters, modules, endpoints, and sensors), network infrastructure, and associated application software designed and sold as a complete solution for acquiring and transporting robust application-specific data. Networked Solutions combines the majority of the assets from the recently acquired SSNI organization with our legacy Itron networking products and software and the implementation and installation of communicating devices into one operating segment. Examples from the Networked Solutions portfolio include: communicating measurement, control, or sensing endpoints such as our Itron® and OpenWay® Riva meters, Itron traditional ERT® technology, Intelis smart gas or water meters, 500G gas communication modules, 500W water communication modules; GenX networking products, network modules and interface cards; and specific network control and management software applications. The IIoT solutions supported by this segment include automated meter reading (AMR), advanced metering infrastructure (AMI), smart grid and distribution automation (DA), and smart street lighting and smart city solutions.

Outcomes – This segment primarily includes our value-added, enhanced software and services in which we manage, organize, analyze, and interpret data to improve decision making, maximize operational profitability, drive resource efficiency, and deliver results for consumers, utilities, and smart cities. Outcomes places an emphasis on delivering to Itron customers high-value, turn-key, digital experiences by leveraging the footprint of our Device Solutions and Networked Solutions segments. The revenues from these offerings are primarily recurring in nature and would include any direct management of Device Solutions, Networked Solutions, and other products on behalf of our end customers. Examples from the Outcomes portfolio include: our meter data management and analytics offerings; our managed service solutions including network-as-a-service and platform-as-a-service, forecasting software and services; and any consulting-based engagement. Within the Outcomes segment, we also identify new business models, including performance-based contracting, to drive broader portfolio offerings across utilities and cities.

Bookings and Backlog of Orders
Bookings for a reported period represent customer contracts and purchase orders received during the period for hardware, software, and services that have met certain conditions, such as regulatory and/or contractual approval. Total backlog represents committed but undelivered products and services for contracts and purchase orders at period-end. Twelve-month backlog represents the portion of total backlog that we estimate will be recognized as revenue over the next 12 months. Backlog is not a complete measure of our future revenues as we also receive significant book-and-ship orders, as well as frame contracts. Bookings and backlog may fluctuate significantly due to the timing of large project awards. In addition, annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. Beginning total backlog, plus bookings, minus revenues, will not equal ending total backlog due to miscellaneous contract adjustments, foreign currency fluctuations, and other factors. Total bookings and backlog include certain contracts with termination for convenience clauses, which will not agree to the total transaction price allocated to the remaining performance obligations disclosed in Item 8: "Financial Statements and Supplementary Data, Note 18: Revenues".

Year Ended	Total Bookings	Total Backlog	12-Month Backlog
In millions
December 31, 2019	$2,551	$3,207	$1,499
December 31, 2018	2,515	3,173	1,349
December 31, 2017	1,993	1,750	931

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
No single customer represented more than 10% of total revenues for the years ended December 31, 2019, 2018, and 2017. Our 10 largest customers accounted for approximately 31% of total revenues in the years ended December 31, 2019 and 2018 and 33% in 2017.
Manufacturing
Our products require a wide variety of components and materials, which are subject to price and supply fluctuations. We enter into standard purchase orders in the ordinary course of business, which can include purchase orders for specific quantities based on market prices, as well as open-ended agreements that provide for estimated quantities over an extended shipment period, typically up to one year at an established unit cost. Although we have multiple sources of supply for many of our material requirements, certain components and raw materials are supplied by limited or sole-source vendors, and our ability to perform certain contracts depends on the availability of these materials. Refer to Item 1A: "Risk Factors," for further discussion related to manufacturing and supply risks.

Our manufacturing facilities are located throughout the world, an overview of which is presented in Item 2: "Properties". While we manufacture and assemble a portion of our products, we outsource the manufacturing of many products to various manufacturing partners. This approach allows us to reduce our costs related to our manufacturing overhead and inventory and also allows us to adjust more quickly to changing end-customer demand. These manufacturing partners assemble our products using design specifications, quality assurance programs, and standards that we establish and procure components and assemble our products based on demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions, as adjusted for overall market conditions.
Partners
In connection with delivering products and systems to our customers, we frequently partner with third-party vendors to provide hardware, software, or services, e.g., meter installation and communication network equipment and infrastructure. Our ability to perform on our contractual obligations with our customers is dependent on these partners meeting their obligations to us. Refer to Item 1A: "Risk Factors," for further discussion related to third-party vendors and strategic partners.
Research and Development
Our research and development is focused on both improving existing technology and developing innovative new technology for electricity, natural gas, water and heat meters, sensing and control devices, data collection software, communication technologies, data warehousing, software applications, and the IIoT. We invested approximately $202 million, $208 million, and $169 million in research and development in 2019, 2018 and 2017, which represented 8% of total revenues for 2019, 9% of total revenues for 2018, and 8% of total revenues for 2017.

Workforce
As of December 31, 2019, we had approximately 7,900 people in our workforce, including 6,700 permanent employees. We have not experienced significant employee work stoppages and consider our employee relations to be good.

Competition
We enable utilities and cities to safely, securely, and reliably deliver critical infrastructure services to communities in more than 100 countries. Our portfolio of smart networks, software, services, meters, and sensors help our customers better manage electricity, gas, water, and city infrastructure resources for the people they serve. Consequently, we operate within a large and complex competitive landscape, and our competitors range from small to large established companies. Some of our competitors have diversified product portfolios and participate in multiple geographic markets, while others focus on specific regional markets and/or certain types of products, including some low-cost suppliers based in China and India. Our competitors in China have an increasing presence in other markets around the world; however, excluding the Asia Pacific region this competition does not currently represent a major market share in our global operating regions. Our primary competitors include Badger Meter, Inc.; Landis+Gyr; Roper Technologies, Inc.; Aclara Inc.; Elster Inc.; and Xylem, Inc. (Sensus).

We believe that our competitive advantage is based on our in-depth knowledge of the industries we serve, our capacity to innovate, and our ability to provide complete end-to-end integrated solutions. We are a global leader in the IIoT category, an industry leader in communication modules deployed, a leading industry innovator, a leader in electricity, gas and water end-to-end solutions, and a global leader in meters under managed services. We continue to serve our established customer relationships, and expand upon our track record of delivering reliable, accurate, and long-lived products and services. Due to the fragmented nature of the IIoT and Smart Cities markets, we also consider opportunities to partner with other companies to collaboratively deliver end-to-end solutions to our customers. Refer to Item 1A: "Risk Factors" for a discussion of the competitive pressures we face.

Strategic Alliances
We pursue strategic alliances with other companies in areas where collaboration can produce product advancement and acceleration of entry into new markets. The objectives and goals of a strategic alliance can include one or more of the following: technology exchange, research and development, joint sales and marketing, or access to new geographic markets. Refer to Item 1A: "Risk Factors" for a discussion of risks associated with strategic alliances.

Intellectual Property
Our patents and patent applications cover a range of technologies, which relate to standard metering, smart metering solutions and technology, meter data management software, knowledge application solutions, and IIoT. We also rely on a combination of copyrights, patents, and trade secrets to protect our products and technologies. Disputes over the ownership, registration, and enforcement of intellectual property rights arise in the ordinary course of our business. While we believe patents and trademarks are important to our operations and, in aggregate, constitute valuable assets, no single patent or trademark, or group of patents or trademarks, is critical to the success of our business. We license some of our technology to other companies, some of which are our competitors.
Environmental Regulations
In the ordinary course of our business we use metals, solvents, and similar materials that are stored on-site. We believe that we are materially in compliance with environmental laws, rules, and regulations applicable to the operation of our business.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below are the names, ages, and titles of our executive officers as of February 26, 2020.

Name	Age	Position
Thomas L. Deitrich	53	President and Chief Executive Officer
Joan S. Hooper	62	Senior Vice President and Chief Financial Officer
Michel C. Cadieux	62	Senior Vice President, Human Resources
Sarah E. Hlavinka	55	Senior Vice President, General Counsel and Corporate Secretary
Sharelynn F. Moore	46	Senior Vice President, Networked Solutions
Donald L. Reeves	52	Senior Vice President, Outcomes
Justin K. Patrick	47	Senior Vice President, Devices Solutions

Thomas L. Deitrich is President and Chief Executive Officer and a member of our Board of Directors. Mr. Deitrich was appointed to his current position and to the Board of Directors in August 2019. Mr. Deitrich joined Itron in October 2015, serving as Itron’s Executive Vice President and Chief Operating Officer until August 2019. From 2012 to September 2015, Mr. Deitrich was Senior Vice President and General Manager for Digital Networking at Freescale Semiconductor, Inc. (Freescale), and he served as the Senior Vice President and General Manager of Freescale's RF, Analog, Sensor, and Cellular Products Group from 2009 to 2012. Mr. Deitrich had other roles of increasing responsibility at Freescale from 2006 to 2009. Prior to Freescale, Mr. Deitrich worked for Flextronics, Sony-Ericsson/Ericsson, and GE.

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

Sharelynn F. Moore is Senior Vice President, Networked Solutions, where she is responsible for Itron’s networking platforms and smart cities strategy. Ms. Moore was appointed to this role in July 2017. Ms. Moore joined Itron in December 2001. From 2012 to 2017, Ms. Moore was Itron’s Vice President of Global Marketing and Public Affairs, and from 2001 to 2012, she held additional marketing and product management roles at Itron. Prior to joining Itron, Ms. Moore held marketing and product management roles at Avista Corp. and Micron Technology, Inc.

Donald L. Reeves is Senior Vice President, Outcomes, where he is responsible for Itron’s software and services offerings, delivery teams, managed services operations and customer support. Mr. Reeves was appointed to this role in September 2019. Mr. Reeves joined Itron in January 2018 as part of Itron’s acquisition of Silver Spring Networks, Inc. (SSNI), and from 2016 to 2018, he was SSNI’s Chief Technology Officer. From 2005 to 2016, Mr. Reeves held several managed services and engineering positions at SSNI. Prior to joining SSNI, Mr. Reeves served as Vice President of Engineering at Black Pearl from 2003 to 2004, and was Vice President of Engineering at Commerce One from 2001 to 2003, and prior to that held leadership positions at several startup technology companies.

Justin K. Patrick is Senior Vice President, Device Solutions, where he is responsible for Itron’s strategy to become a leading global provider of measurement, safety and operational devices for utilities and cities. Mr. Patrick joined Itron in January 2020. From 2018 to 2020, Mr. Patrick was Vice President & General Manager, Residential Products at Johnson Controls International (JCI). Before that role, he was Vice President & General Manager, Variable Refrigerant Flow Systems and Ductless from 2014 to 2017, and Director, Channel Strategy and Marketing from 2010 to 2014 at JCI. Prior to his time at JCI, Mr. Patrick held a sales leadership role at the Auer Steel and Heating Supply Company, and at Carrier Corporation he had roles of increasing responsibility culminating in general management. Prior to his civilian career, Mr. Patrick served as a Surface Warfare Officer in the United States Navy.

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

The shifting in, and increasing complexity of, our products and services mix involves risks.

Our market is characterized by increasing complexity driven by evolving technology, increased industry regulatory pressures, and the emergence of new competitive products, all of which impact the manner in which our products and services are designed, developed, marketed and delivered. The shift in, and increasing complexity of, our products and services mix involves judgment and entails risks. In order to successfully design and develop more complex offerings, we must anticipate the right products, solutions, and technologies that will meet estimated market demands. These estimates may prove wrong. Additionally, our complex offerings may contain defects when they are first introduced; their release may be delayed due to unforeseen difficulties during product and service design and development; or have reliability, quality or compatibility problems. We may not be able to successfully design workarounds. Any shift in, or increased complexity of, our products and services mix may not be easily understood or adopted by our current or future customers, who may be reluctant to buy, or may delay purchases of, our products and services.

Additionally, our evolving product mix could cause us to incur substantial additional costs if we needed to materially improve our manufacturing infrastructure, develop new systems to deliver our services, or fundamentally change the way in which we deliver services. Also, if one of our new offerings were competitive to our prior offerings and represented an adequate or superior alternative, customers could decide to abandon prior offerings that produce higher revenue or better margins than the new offering. Therefore, the adaptation to new technologies or standards or the development and launch of new products or services could result in lower revenue, lower margins and/or higher costs, which could unfavorably impact our financial performance.

We depend on our ability to develop competitive products.

Our future success will depend, in part, on our ability to continue to develop, design and manufacture competitive products and services, and to enhance and sustain our existing products and services, keep pace with technological advances and changing customer requirements, gain international market acceptance, and manage other factors in the markets in which we sell our products and services. Product and service development will require continued investment in order to maintain our competitive position, and the periods in which we incur significant research and development costs may drive variability in our quarterly results. We may not have the necessary capital, or access to capital at acceptable terms, to make these investments. We have made, and expect to continue to make, substantial investments in technology development. However, we may experience unforeseen problems in the development or performance of our technologies or products, which can prevent us from meeting our research and development schedules. New products often require certifications or regulatory approvals before the products can be used and we cannot be certain that our new products will be approved in a timely manner, or at all. Finally, we may not achieve market acceptance of our new products and services.

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

We are impacted by the availability and prices of raw materials and component parts used in the manufacturing process of our products. The inability to obtain adequate supplies of raw materials and component parts at favorable prices could have a material adverse effect on our business, financial condition, or results of operations, including by reducing revenue, decreasing profit margins, and by unfavorably impacting timely deliveries to customers, which could result in damages or penalties to be paid under the terms of some of the contracts with our customers. Since we do not control the production of these raw materials and component parts, there may be delays caused by an interruption in the production or transportation of these materials for reasons that are beyond our control. World commodity markets, inflation, and tariffs may also affect raw material and component part prices.

Utility industry sales cycles can be lengthy and unpredictable.

The industries in which we sell our products and services, in particular the utility industry are subject to substantial government regulation. For example, regulations have often influenced the frequency of customer meter replacements. Sales cycles for our standalone meter products have typically been based on annual or biennial bid-based agreements. Utilities place purchase orders against these agreements as their inventories decline, which can create fluctuations in our sales volumes.

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

If we are unable to maintain a high level of customer satisfaction, demand for our services could suffer.

We believe that our success depends on our ability to understand and address our customers' requirements and concerns. This includes our ability to effectively articulate and demonstrate to customers how our products and services meet their needs, deliver our products timely as committed, and with a sufficient level of quality. If we are unable to do so, we could face customer dissatisfaction, dilution of our brand, decreased overall demand for our services, and loss of revenue. In addition, our inability to meet customer performance and service expectations may damage our reputation and could consequently limit our ability to retain existing customers and attract new customers, which would adversely affect our ability to generate revenue and unfavorably impact our operating results.

We face increasing competition.

We face competitive pressures from a variety of companies in each of the markets we serve. Some of our present and potential future competitors have, or may have, substantially greater financial, marketing, technical, or manufacturing resources and, in some cases, have greater name recognition, customer relationships, and experience. Some competitors may enter markets we serve and sell products and services at lower prices in order to gain or grow market share. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the development, promotion, and sale of their products and services than we can. Some competitors have made, and others may make, strategic acquisitions or establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers. It is possible that new competitors or alliances among current and new competitors may emerge and rapidly gain significant market share. Other companies may also drive technological innovation and develop products and services that are equal in quality and performance or superior to our products and services, which could reduce our market position, reduce our overall sales, and require us to invest additional funds in new technology development. In addition, there is a risk that low-cost providers will expand their presence in our markets, improve their quality, or form alliances or cooperative relationships with our competitors, thereby contributing to future price erosion. Some of our products and services may become commoditized, and we may have to adjust the prices of some of our products to stay competitive. Further, some utilities may purchase meters separately from the communication devices. The specifications for such meters may require interchangeability, which could lead to further commoditization of the meter, driving prices lower and reducing margins. Should we fail to compete successfully with current or future competitors, we could experience material adverse effects on our business, financial condition, results of operations, and cash flows.

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

Also in January 2018, we entered into a credit agreement providing for committed credit facilities in the amount of $1.2 billion, which we amended in October 2019 (as amended, the 2018 credit facility). The 2018 credit facility consists of a U.S. dollar term loan in the amount of $650 million and a multicurrency revolving credit facility in the committed amount of $500 million.

This substantial indebtedness could have important consequences to us, including:

•increasing our vulnerability to general economic and industry conditions;
•requiring a substantial portion of our cash flow used in operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our liquidity and our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities;
•exposing us to the risk of increased interest rates, and corresponding increased interest expense, as borrowings under the 2018 credit facility would be at variable rates of interest;
•limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes; and

•limiting our ability to adjust to changing marketplace conditions and placing us at a competitive disadvantage compared with our competitors who may have less debt.

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
If we are unable to meet our debt service obligations or to fund our other liquidity needs, we will need to restructure or refinance all or a portion of our debt, which could cause us to default on our debt obligations and impair our liquidity. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Even if refinancing indebtedness is available, any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.
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

Despite our current level of indebtedness, we may be able to incur substantially more debt and enter into other transactions, which could further exacerbate the risks to our financial condition described above.

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

The alteration or discontinuation of LIBOR may adversely affect our borrowing costs.

Certain of our interest rate derivatives and a portion of our indebtedness bear interest at variable interest rates, primarily based on LIBOR, which may be subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. In July 2017, the Chief Executive of the U.K. Financial Conduct Authority (the FCA), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. Such announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. At this time, it is not possible to predict the effect any discontinuance, modification or other reforms to LIBOR or any other reference rate, or the establishment of alternative reference rates will have on the Company. However, if LIBOR ceases to exist or if the methods of calculating LIBOR change from their current form, the Company’s borrowing costs may be adversely affected.

Our acquisitions, divestitures, and investments have risks.

In pursuing our business strategy, we may conduct discussions, evaluate companies, and enter into agreements regarding possible acquisitions, divestitures, and equity investments. We have recently completed acquisitions and may make investments in the future, both within and outside of the United States. We may also, if appropriate opportunities present themselves, make divestitures. Acquisitions, investments, and divestitures involve numerous risks such as the diversion of senior management's attention; unsuccessful integration of the acquired or disintegration of the divested entity's personnel, operations, technologies, and products; unidentified or identified but unindemnified pre-closing liabilities; incurrence of significant expenses to meet an acquiree's customer contractual commitments; lack of market acceptance of new services and technologies; difficulties in operating businesses in international legal jurisdictions; or transaction-related or other litigation, and other liabilities. Failure to adequately address these issues could result in the diversion of resources and adversely impact our ability to manage our business. In addition, acquisitions and investments in third parties may involve the assumption of obligations, significant write-offs, or other charges associated with the acquisition. Impairment of an investment, goodwill, or an intangible asset may result if these risks were to materialize. For investments in entities that are not wholly owned by Itron, such as joint ventures, a loss of control as defined by U.S. generally accepted accounting principles (GAAP) could result in a significant change in accounting treatment and a change in the carrying value of the entity. There can be no assurances that an acquired business will perform as expected, accomplish our strategic objectives, or generate significant revenues, profits, or cash flows. Any divestiture could result in disruption to other parts of our business, potential loss of employees or customers, exposure to unanticipated liabilities or result in ongoing obligations and liabilities to us following any such divestiture. For example, in connection with a divestiture, we may enter into transition services agreements or other strategic relationships, including long-term commercial arrangements, sales arrangements, or agree to provide certain indemnities to the purchaser in any such transaction, which may result in additional expense and may adversely affect our financial condition and results of operations.

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

The Organization for Economic Cooperation and Development guidance under the Base Erosion and Profit Shifting (BEPS) initiatives aim to minimize perceived tax abuses and modernize global tax policy. The Anti-Tax Avoidance Directives (ATAD), issued by the Council of the European Union, provide further recommendations for legislative changes under these tax policies. Additional recommendations will be forthcoming. More countries are beginning to implement legislative changes based on these BEPS recommendations and ATAD measures.

On December 22, 2017, the United States enacted comprehensive tax reform commonly referred to as the Tax Cuts and Jobs Act (Tax Act). The Tax Act makes significant changes to the way the U.S. taxes corporations. Clarifying proposed and final Treasury regulations have been issued throughout 2018 and 2019, for which we are continuing to evaluate the impact on our business. In addition, a number of U.S. states have not yet updated their laws to take into account the new federal legislation. As a result, there may be further impacts of the new law on our results of operations. It is possible that U.S. tax reform, or interpretations provided, could change and could have an adverse effect on us, and such effect could be material.

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

We have implemented multiple restructuring projects to adjust our cost structure, and we may engage in similar restructuring activities in the future. These restructuring activities reduce our available employee talent, assets, and other resources, which could slow research and development, impact ability to respond to customers, increase quality issues, temporarily reduce manufacturing efficiencies, and limit our ability to increase production quickly. In addition, delays in implementing restructuring projects, unexpected costs, unfavorable negotiations with works councils, changes in governmental policies, or failure to meet targeted improvements could change the timing or reduce the overall savings realized from the restructuring project.

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

We have significant inventory, intangible assets, long-lived assets, and goodwill that are susceptible to valuation adjustments as a result of changes in various factors or conditions, which could impact our results of operations or and financial condition. Factors that could trigger an impairment of such assets include the following:
•reduction in the net realizable value of inventory, which becomes obsolete or exceeds anticipated demand;
•changes in our organization or management reporting structure, which could result in additional reporting units, requiring greater aggregation or disaggregation in our analysis by reporting unit and potentially alternative methods/assumptions of estimating fair values;
•underperformance relative to projected future operating results;
•changes in the manner or use of the acquired assets or the strategy for our overall business;
•unfavorable industry or economic trends; and

•decline in our stock price for a sustained period or decline in our market capitalization below net book value.

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

We sponsor both funded and unfunded defined benefit pension plans for our international employees, primarily in Germany, France, India, Indonesia, and Italy. Our general funding policy for these qualified pension plans is to contribute amounts sufficient to satisfy regulatory funding standards of the respective countries for each plan.

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

Our success depends in large part on the efforts of our highly qualified technical and management personnel and highly skilled individuals in all disciplines. The loss of one or more of these employees and the inability to attract and retain qualified replacements could have a material adverse effect on our business. In addition, as our products and services become more technologically complex, it could become especially difficult to recruit or retain personnel with unique in-demand skills and knowledge, whom we would expect to become recruiting targets for our competitors and for other companies relying on similar talent. There is no assurance that we will be able to recruit or retain qualified personnel, and this failure could diminish our ability to develop and deliver new products and services, which could cause our operations and financial results to be unfavorably impacted.

If we are unable to protect our information technology infrastructure and network against data corruption, cyber-based attacks or network security incidents caused by unauthorized access, we could be exposed to an increase risk of customer liability and reputational damage.

We rely on various information technology systems to capture, process, store, and report data and interact with customers, vendors, and employees. Despite taking security steps to secure all information and transactions, our information technology systems, and those of our third-party providers, may be subject to corruption from cyber-attacks, or other network security incidents. Any unauthorized access to data could result in misappropriation of the data or disruption of operations. In addition, hardware operating system software, and applications that we procure from third parties may contain defects in design or manufacturing that could interfere with the operation of the systems. Misuse of internal applications; theft of intellectual property, trade secrets, or other corporate assets; and inappropriate disclosure of confidential or personal information could stem from such incidents.

In addition, an increasing number of our products and services connect to and are part of the IIoT, the Internet, and public cloud services. As such, the products and services we offer may involve the transmission of large amounts of sensitive and proprietary information over public and private communications networks, as well as the processing and storage of confidential and personal customer data. While we attempt to provide adequate security measures to safeguard our products and services, techniques used to gain unauthorized access to or to sabotage systems are constantly evolving and therefore, may not be recognized until launched against a target. Unauthorized access, remnant data exposure, computer viruses, denial of service attacks, accidents, employee error or malfeasance, intentional misconduct by computer "hackers", and other disruptions can occur. This can lead to gaps in infrastructure, hardware and software vulnerabilities, and security controls. The exposed or unprotected data can (i) interfere with the delivery of services to our customers, (ii) impede our customers' ability to do business, or (iii) compromise the security of systems and data, which exposes information to unauthorized third-parties. Like many companies, we are the target of cyber-attacks of varying degrees on a regular basis. Although such cyber-attacks have not had a material adverse effect on our operating results, there can be no assurance of a similar result in future security incidents.

Security incidents that occur could expose us to an increased risk of lawsuits, loss of existing or potential customers, harm to our reputation and increases in our security costs. Depending on the jurisdiction, security incidents could trigger notice requirements to impacted individuals and regulatory investigations leading to penalties and increased reputational harm.

Any such operational disruption and/or misappropriation of information could result in lost sales, unfavorable publicity, or business delays and could have a material adverse effect on our business.

We may not realize the expected benefits from strategic alliances.

We have several strategic alliances with large and complex organizations and other companies with which we work to offer complementary products and services. There can be no assurance we will realize the expected benefits from these strategic alliances. If successful, these relationships may be mutually beneficial and result in shared growth. However, alliances carry an element of risk because, in most cases, we must both compete and collaborate with the same company from one market to the next. Should our strategic partnerships fail to perform, we could experience delays in research and development or experience other operational difficulties.

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

We have a primary enterprise resource planning (ERP) system that maintains sales and transactional information to facilitate processes. This system may require updates and upgrades periodically that could be expensive and time consuming undertakings. Successful upgrades and updates provide many benefits, while unsuccessful upgrades and updates may cost us significant time and resources.

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

The Foreign Corrupt Practices Act in the United States requires United States companies to comply with an extensive legal framework to prevent bribery of foreign officials. The laws are complex and require that we closely monitor local practices of our overseas offices. The United States Department of Justice continues to heighten enforcement of these laws. In addition, other countries continue to implement similar laws that may have extra-territorial effect. In the United Kingdom, where we have operations, the U.K. Bribery Act imposes significant oversight obligations on us and could impact our operations outside of the United Kingdom. The costs for complying with these and similar laws may be significant and could require significant management time and focus. Any violation of these or similar laws, intentional or unintentional, could have a material adverse effect on our business, financial condition, or results of operations.

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

The SEC has adopted rules regarding disclosure for companies that use certain minerals and derivative metals (referred to as "conflict minerals," regardless of their actual country of origin) in their products. Some of these metals are commonly used in electronic equipment and devices, including our products. These requirements require companies to investigate, disclose and report whether or not such metals originated from the Democratic Republic of Congo or adjoining countries and required due diligence efforts. We may not be able to sufficiently verify the origins for all minerals used in our products, and our reputation may suffer if we determine that our products contain conflict minerals that are not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products. There are costs associated with complying with these disclosure requirements, including for diligence to determine the sources of conflict minerals used in our products and related components, and other potential changes to products, processes or sources of supply as a consequence of such verification activities. Further interpretation and implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products.

ITEM 1B: UNRESOLVED STAFF COMMENTS

None.

ITEM 2: PROPERTIES
We own our headquarters facility, which is located in Liberty Lake, Washington.
The following table lists our major manufacturing facilities by region and location:

Region	Location
North America	Oconee, SC (O) Waseca, MN (L)
Europe, Middle East, and Africa	Chasseneuil, France (O) Macon, France (O) Massy, France (L) Reims, France (O) Karlsruhe, Germany (O) Oldenburg, Germany (O) Godollo, Hungary (O) Asti, Italy (O)
Asia/Pacific	Bekasi, Indonesia (O)
Latin America	Americana, Brazil (O)

(O) - Manufacturing facility is owned
(L) - Manufacturing facility is leased

Our principal properties are in good condition, and we believe our current facilities are sufficient to support our operations. Our major manufacturing facilities are owned, while smaller factories are typically leased.

In addition to our manufacturing facilities, we have numerous sales offices, research and development facilities, and distribution centers, which are located throughout the world.

ITEM 3: LEGAL PROCEEDINGS

None.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock
Our common stock is traded on the NASDAQ Global Select Market under the symbol "ITRI".

Performance Graph
The following graph compares the five-year cumulative total return to shareholders on our common stock with the five-year cumulative total return of our peer group of companies used for the year ended December 31, 2019 and the NASDAQ Composite Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Itron, Inc., the NASDAQ Composite Index, and Peer Group

$250
$200
$150
$100
$50
$0
12/14
12/15
12/16
12/17
12/18
12/19
Itron, Inc.
NASDAQ Composite
2019 Peer Group

* $100 invested on 12/31/14 in stock or index, including reinvestment of dividends.
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
The above presentation assumes $100 invested on December 31, 2014 in the common stock of Itron, Inc., the peer group, and the NASDAQ Composite Index, with all dividends reinvested. With respect to companies in the peer group, the returns of each such corporation have been weighted to reflect relative stock market capitalization at the beginning of each annual period plotted. The historical stock prices shown above for our common stock are not necessarily indicative of future price performance.

Each year, we reassess our peer group to identify global companies that are either direct competitors or have similar industry and business operating characteristics. Our 2019 peer group includes the following publicly traded companies: Badger Meter, Inc., Landis+Gyr, Mueller Water Products, Inc., Roper Technologies, Inc., and Xylem, Inc (Sensus).

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				In thousands
October 1, 2019 through October 31, 2019	—	$—	—	$25,000
November 1, 2019 through November 30, 2019	7,821	78.57	—	25,000
December 1, 2019 through December 31, 2019	3,641	84.47	—	25,000
Total	11,462		—

(1)Shares purchased represent shares transferred to us by certain employees who vested in restricted stock units and used shares to pay all, or a portion of, the related taxes. On March 14, 2019, Itron's Board authorized a new repurchase program of up to $50 million of our common stock over a 12-month period. Repurchases are made in the open market or in privately negotiated transactions and in accordance with applicable securities laws.

Holders
At January 31, 2020, there were 183 holders of record of our common stock. This does not include persons whose stock is in nominee or accounts through brokers.

Dividends
Since the inception of the Company, we have not declared or paid cash dividends. We intend to retain future earnings for the development of our business and do not anticipate paying cash dividends in the foreseeable future.

ITEM 6: SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated financial data below is derived from our consolidated financial statements as of December 31, 2019 and 2018, and for the three years ended December 31, 2019 included in this Annual Report on Form 10-K. The financial data as of December 31, 2017, 2016 and 2015 and for the two years ended December 31, 2016 were derived from financial statements not included herein. You should read this information together with Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8: "Financial Statements and Supplementary Data". Historical results are not necessarily indicative of future performance.

	Year Ended December 31,
In thousands, except per share data	2019	2018(4)	2017(3)	2016(2)	2015
Consolidated Statements of Operations Data
Revenues	$2,502,470	$2,376,117	$2,018,197	$2,013,186	$1,883,533
Cost of revenues	1,750,151	1,645,798	1,341,446	1,350,654	1,326,848
Gross profit	752,319	730,319	676,751	662,532	556,685
Operating income (loss)	132,683	(49,692)	154,877	100,993	52,846
Net income (loss) attributable to Itron, Inc.	49,006	(99,250)	57,298	31,770	12,678
Earnings (loss) per common share - Basic	$1.24	$(2.53)	$1.48	$0.83	$0.33
Earnings (loss) per common share - Diluted	$1.23	$(2.53)	$1.45	$0.82	$0.33
Weighted average common shares outstanding - Basic	39,556	39,244	38,655	38,207	38,224
Weighted average common shares outstanding - Diluted	39,980	39,244	39,387	38,643	38,506

Consolidated Balance Sheets Data
Working capital(1)	$325,860	$243,434	$341,959	$319,420	$281,166
Total assets	2,707,841	2,608,982	2,106,147	1,577,811	1,680,316
Total debt, net	932,482	1,016,623	613,260	304,523	370,165
Total Itron, Inc. shareholders' equity	776,538	712,663	786,416	631,604	604,758

Other Financial Data
Cash provided by operating activities	$172,840	$109,755	$191,354	$115,842	$73,350
Cash used in investing activities	(48,180)	(862,658)	(148,179)	(47,528)	(48,951)
Cash provided by (used in) financing activities	(97,519)	395,821	301,959	(63,023)	7,740
Capital expenditures	(60,749)	(59,952)	(49,495)	(43,543)	(43,918)

(1)Working capital represents current assets less current liabilities.
(2)During 2016, we incurred costs of $49.1 million related to restructuring projects to restructure various company activities in order to improve operational efficiencies, reduce expenses, and improve competitiveness.
(3)During 2017, cash used in investing activities included $100 million paid for the acquisition of Comverge by purchasing the stock of its parent, Peak Holding Corp. In addition, cash provided by financing activities included the issuance of $300 million of senior notes as part of the financing of the acquisition of Silver Spring Networks, Inc.
(4)During 2018, we incurred costs of $77.2 million related to restructuring projects to restructure various company activities in order to improve operational efficiencies, reduce expenses and improve competitiveness. Refer to Item 8: "Financial Statements and Supplementary Data, Note 13: Restructuring" for further disclosures regarding the restructuring charges.
Cash used in investing activities included $803.1 million paid for acquisitions including the acquisition of Silver Spring Networks, Inc. (SSNI). In addition, cash provided by financing activities included the issuance of $100 million of senior notes. We also incurred $91.9 million in acquisition and integration costs in connection with the SSNI acquisition, which are classified in Sales, general and administrative expenses in the Consolidated Statements of Operations.
On January 1, 2018, we adopted Accounting Standards Codification (ASC) 606 using the modified retrospective method. Refer to Item 8: "Financial Statements and Supplementary Data, Note 18: Revenues" for the complete impact of the adoption of ASC 606.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis compares the change in the consolidated financial statements for fiscal years 2019 and 2018 and should be read in conjunction with Item 8: "Financial Statements and Supplementary Data". For comparisons of fiscal years 2018 and 2017, see our Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2018 Annual Report on Form 10-K, filed with the SEC on February 28, 2019, and incorporated herein by reference.

Overview

We are a technology and service company, which is a leader in the Industrial Internet of Things (IIoT). We offer solutions that enable utilities and municipalities to safely, securely and reliably operate their critical infrastructure. Our solutions include the deployment of smart networks, software, services, devices, sensors, and data analytics that allow our customers to manage assets, secure revenue, lower operational costs, improve customer service, improve safety, and enable efficient management of valuable resources. Our comprehensive solutions and data analytics address the unique challenges facing the energy, water, and municipality sectors, including increasing demand on resources, non-technical loss, leak detection, environmental and regulatory compliance, and improved operational reliability.

We operate under the Itron brand worldwide and manage and report under three operating segments: Device Solutions, Networked Solutions, and Outcomes. The product and operating definitions of the three segments are as follows:

Device Solutions – This segment primarily includes hardware products used for measurement, control, or sensing that do not have communications capability embedded for use with our broader Itron systems, i.e., hardware-based products not part of a complete "end-to-end" solution. Examples from the Device Solutions portfolio include: standard endpoints that are shipped without Itron communications, such as our standard gas meters, electricity IEC meters, and water meters, in addition to our heat and allocation products; communicating meters that are not a part of an Itron solution such as Smart Spec meters; and the implementation and installation of non-communicating devices, such as gas regulators.

Networked Solutions – This segment primarily includes a combination of communicating devices (smart meters, modules, endpoints, and sensors), network infrastructure, and associated application software designed and sold as a complete solution for acquiring and transporting robust application-specific data. Networked Solutions combines the majority of the assets from the recently acquired SSNI organization with our legacy Itron networking products and software and the implementation and installation of communicating devices into one operating segment. Examples from the Networked Solutions portfolio include: communicating measurement, control, or sensing endpoints such as our Itron® and OpenWay® Riva meters, Itron traditional ERT® technology, Intelis smart gas or water meters, 500G gas communication modules, 500W water communication modules; GenX networking products, network modules and interface cards; and specific network control and management software applications. The IIoT solutions supported by this segment include automated meter reading (AMR), advanced metering infrastructure (AMI), smart grid and distribution automation (DA), and smart street lighting and smart city solutions.

Outcomes – This segment primarily includes our value-added, enhanced software and services in which we manage, organize, analyze, and interpret data to improve decision making, maximize operational profitability, drive resource efficiency, and deliver results for consumers, utilities, and smart cities. Outcomes places an emphasis on delivering to Itron customers high-value, turn-key, digital experiences by leveraging the footprint of our Device Solutions and Networked Solutions segments. The revenues from these offerings are primarily recurring in nature and would include any direct management of Device Solutions, Networked Solutions, and other products on behalf of our end customers. Examples from the Outcomes portfolio include: our meter data management and analytics offerings; our managed service solutions including network-as-a-service and platform-as-a-service, forecasting software and services; and any consulting-based engagement. Within the Outcomes segment, we also identify new business models, including performance-based contracting, to drive broader portfolio offerings across utilities and cities.

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

Refer to the Non-GAAP Measures section below on pages 39-41 for information about these non-GAAP measures and the detailed reconciliation of items that impacted free cash flow, non-GAAP operating expense, non-GAAP operating income, non-GAAP net income, adjusted EBITDA, and non-GAAP diluted EPS in the presented periods.

Total Company Highlights

Highlights and significant developments for the year ended December 31, 2019

•Revenues were $2.5 billion compared with $2.4 billion last year, an increase of $126.4 million, or 5%.
•Gross margin was 30.1% compared with 30.7% last year.
•Operating expenses decreased $160.4 million, or (21)%, compared with 2018.
•Net income attributable to Itron, Inc. was $49.0 million compared with net loss attributable to Itron, Inc. of $99.3 million in 2018.
•Adjusted EBITDA increased $34.2 million, or 15%, to $270.0 million compared with 2018.
•GAAP diluted EPS was $1.23 compared with diluted loss per share of $2.53 in 2018.
•Non-GAAP diluted EPS was $3.32 compared with $2.65 in 2018.
•Total backlog was $3.2 billion, and twelve-month backlog was $1.5 billion at December 31, 2019.

Credit Facility Amendment
On October 18, 2019, we amended our 2018 credit facility by entering into the First Amendment to the credit agreement entered on January 5, 2018. This amendment extended the maturity date to October 18, 2024 and re-amortized the term loan based on the new balance as of the amendment date. The amendment also modified the required interest payments and made it based on total net leverage instead of total leverage. Amounts not borrowed under the revolver are subject to a commitment fee, which is paid in arrears on the last day of each fiscal quarter, ranging from 0.15% to 0.25% and drawn amounts are subject to a margin ranging from 1.00% to 1.75%.

Stock Repurchase Authorization
On March 14, 2019, Itron's Board of Directors authorized the Company to repurchase up to $50 million of our common stock over a 12-month period (the 2019 Stock Repurchase Program). Following the announcement of the program and through December 31, 2019, we repurchased 529,396 shares at an average share price of $47.22 (including commissions) for a total of $25 million. The remaining $25 million may be repurchased by March 13, 2020. As of February 26, 2020, no purchases had been made in 2020.

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

We continue to implement the integration plan associated with this acquisition. For the year ended December 31, 2019, we recognized $26.6 million of acquisition and integration related expenses. We estimate annualized savings of $50 million at the conclusion of the integration plan, which we expect to substantially complete by the end of 2020. For further discussion of the acquisition, refer to Item 8: "Financial Statements and Supplementary Data, Note 17: Business Combinations".

2018 Restructuring Projects
On February 22, 2018, our Board of Directors approved a restructuring plan (the 2018 Projects) to continue our efforts to optimize our global supply chain and manufacturing operations, research and development, and sales and marketing organizations. We recognized restructuring expense of $9.3 million related to the 2018 Projects during the year ended December 31, 2019, and we anticipate an additional $13.5 million to be recognized in future periods, with the substantial portion recognized throughout 2020. At the conclusion of the 2018 Projects, we anticipate annualized savings of $45 million to $50 million. For further discussion of restructuring activities, refer to Item 8: "Financial Statements and Supplementary Data, Note 13: Restructuring".

Total Company GAAP and Non-GAAP Highlights and Unit Shipments

	Year Ended December 31,
In thousands, except margin and per share data	2019	% Change	2018
GAAP
Revenues
Product revenues	$2,220,395	6%	$2,095,458
Service revenues	282,075	1%	280,659
Total revenues	2,502,470	5%	2,376,117

Gross profit	752,319	3%	730,319
Operating expenses	619,636	(21)%	780,011
Operating income (loss)	132,683	NM	(49,692)
Other income (expense)	(59,651)	—%	(59,459)
Income tax benefit (provision)	(20,617)	NM	12,570
Net income (loss) attributable to Itron, Inc.	49,006	NM	(99,250)

Non-GAAP(1)
Non-GAAP operating expenses	$519,954	(4)%	$539,199
Non-GAAP operating income	232,365	22%	191,120
Non-GAAP net income attributable to Itron, Inc.	132,795	26%	105,731
Adjusted EBITDA	270,023	15%	235,826

GAAP Margins and Earnings Per Share
Gross margin
Product gross margin	28.5%		29.5%
Service gross margin	42.4%		39.7%
Total gross margin	30.1%		30.7%

Operating margin	5.3%		(2.1)%
Earnings (loss) per common share - Basic	$1.24		$(2.53)
Earnings (loss) per common share - Diluted	$1.23		$(2.53)

Non-GAAP Earnings Per Share(1)
Non-GAAP diluted EPS	$3.32		$2.65

(1)These measures exclude certain expenses that we do not believe are indicative of our core operating results. See pages 39-41 for information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Endpoints Summary
Our revenue is driven significantly by sales of endpoints. We classify our endpoints into two categories:
•Standard Endpoints – an Itron product delivered primarily via our Device Solutions segment. The majority of our standard endpoint devices are used for delivery and metrology in the electricity, water, and gas distribution industries and have no built-in remote reading communication technology. However, some standard endpoint devices are shipped with non-Itron communications capabilities and are not a part of an Itron solution, such as Smart Spec meters, and are classified as a standard endpoint.

•Networked Endpoints – an Itron product with the capability of one-way communication or two-way communication of data including remote device configuration and upgrade (consisting primarily of our OpenWay® or Gen X technology). This primarily includes Itron devices used in electricity, water, and gas distribution industries. Networked endpoints also include smart communication modules and network interface cards (NICs). NICs are communicating modules that can be sold separately from the device directly to our customers or to third party manufacturers for use in endpoints such as electric, water, and gas meters; streetlights and smart city devices; sensors or another standard device that the end customer would like to connect to our OpenWay or Gen X Networked Solutions. These endpoints are primarily delivered via our Networked Solutions segment.

A summary of our endpoints shipped is as follows:

	Year Ended December 31,
Units in thousands	2019	2018
Itron Endpoints
Standard endpoints (1)	21,800	23,290
Networked endpoints (1)	16,070	14,610
Total endpoints	37,870	37,900

(1)As of the second quarter of 2019, we have refined the definition of a standard and a networked endpoint to more closely align to the segment performance of Device Solutions and Networked Solutions as reported in the Operating Segment Results section below. The quantities presented for the year ended December 31, 2018 and for the three months ended March 31, 2019, as included in the year ended December 31, 2019, have been recast to align with the refined definitions of standard and networked endpoints. The total endpoints shipped for each period is unchanged.

Results of Operations

Revenues and Gross Margin

The actual results of and effects of changes in foreign currency exchange rates on revenues and gross profit were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Year Ended December 31,
In thousands	2019	2018
Total Company
Revenues	$2,502,470	$2,376,117	$(54,540)	$180,893	$126,353
Gross profit	752,319	730,319	(12,568)	34,568	22,000

(1)Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues
Revenues increased $126.4 million in 2019 compared with 2018. Product revenues increased $124.9 million in 2019, primarily in North America as well as in our Asia Pacific region. This was partially offset by reduced product revenues in our Latin America and Europe, Middle East, and Africa (EMEA) regions during 2019. Service revenues increased $1.4 million in 2019 as compared with 2018, which was primarily driven by increases in North America and Asia Pacific regions. This was partially offset by reduced service revenues in our EMEA region during 2019. Changes in currency exchange rates unfavorably impacted revenues by $54.5 million in 2019.

No single customer represented more than 10% of total revenues for the years ended December 31, 2019 and 2018. Our 10 largest customers accounted for 31% of total revenues in 2019 and 2018.

Gross Margin
Gross margin was 30.1% for 2019, compared with 30.7% in 2018. Our gross margin associated with product sales decreased to 28.5% in 2019 from 29.5% in 2018 due to lower margin sales in Asia Pacific, North America, and EMEA. Gross margin associated with our service revenues increased to 42.4% from 39.7% in 2018 due to higher margin sales in our Latin America, North America and EMEA regions.

Refer to Operating Segment Results section below for further detail on total company revenues and gross margin.

Operating Expenses

The actual results of and effects of changes in foreign currency exchange rates on operating expenses were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Year Ended December 31,
In thousands	2019	2018
Total Company
Sales, general and administrative	$346,872	$423,210	$(8,369)	$(67,969)	$(76,338)
Research and development	202,200	207,905	(1,190)	(4,515)	(5,705)
Amortization of intangible assets	64,286	71,713	(642)	(6,785)	(7,427)
Restructuring	6,278	77,183	(7,106)	(63,799)	(70,905)
Total Operating expenses	$619,636	$780,011	$(17,307)	$(143,068)	$(160,375)

(1)Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Operating expenses decreased $160.4 million for the year ended December 31, 2019 as compared with the same period in 2018. This was primarily due to a decrease of $70.9 million in restructuring expense, driven by elevated 2018 restructuring expense following the announcement of the 2018 restructuring plan, and a decrease of $65.3 million in acquisition and integration costs, which are classified within sales, general and administrative expenses.

Other Income (Expense)

The following table shows the components of other income (expense):

	Year Ended December 31,
In thousands	2019	% Change	2018
Interest income	$1,849	(14)%	$2,153
Interest expense	(46,822)	(8)%	(51,157)
Amortization of prepaid debt fees	(5,631)	(20)%	(7,046)
Other income (expense), net	(9,047)	165%	(3,409)
Total Other income (expense)	$(59,651)	—%	$(59,459)

Total other income (expense) for the year ended December 31, 2019 was a net expense of $59.7 million compared with $59.5 million in 2018.

The change in other income (expense), net, for the year ended December 31, 2019 as compared with the same period in 2018 was primarily the result of $2.9 million decrease in interest expense for the credit facility and $1.4 million decrease in amortization expense for prepaid debt fees, offset by a legal settlement gain of $2.5 million recognized in the second quarter of 2018 and the effect of recognized foreign currency exchange gains and losses due to transactions denominated in a currency other than the reporting entity's functional currency.

Income Tax Provision

Our income tax provision (benefit) was $20.6 million and $(12.6) million for the years ended December 31, 2019 and 2018, respectively. Our tax rate of 28% for the year ended December 31, 2019 differed from the U.S. federal statutory tax rate of 21% due primarily to the level of profit or losses in domestic and foreign jurisdictions, research and development tax credits, state income taxes, adjustments to valuation allowances, and uncertain tax positions, among other items.

For additional discussion related to income taxes, see Item 8: "Financial Statements and Supplementary Data, Note 11: Income Taxes".

Operating Segment Results

For a description of our operating segments, refer to Item 8: "Financial Statements and Supplementary Data, Note 16: Segment Information". The following tables and discussion highlight significant changes in trends or components of each operating segment:

	Year Ended December 31,
In thousands	2019	% Change	2018
Segment revenues
Device Solutions	$858,881	(8)%	$933,365
Networked Solutions	1,417,254	16%	1,224,144
Outcomes	226,335	4%	218,608
Total revenues	$2,502,470	5%	$2,376,117

	Year Ended December 31,
	2019		2018
In thousands	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment gross profit and margin
Device Solutions	$152,562	17.8%	$187,254	20.1%
Networked Solutions	518,749	36.6%	482,471	39.4%
Outcomes	81,008	35.8%	60,594	27.7%
Total gross profit and margin	$752,319	30.1%	$730,319	30.7%

	Year Ended December 31,
In thousands	2019	% Change	2018
Segment operating expenses
Device Solutions	$54,809	(3)%	$56,266
Networked Solutions	121,424	—%	121,692
Outcomes	37,205	(15)%	43,960
Corporate unallocated	406,198	(27)%	558,093
Total operating expenses	$619,636	(21)%	$780,011

	Year Ended December 31,
	2019		2018
In thousands	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment operating income (loss) and operating margin
Device Solutions	$97,753	11.4%	$130,988	14.0%
Networked Solutions	397,325	28.0%	360,779	29.5%
Outcomes	43,803	19.4%	16,634	7.6%
Corporate unallocated	(406,198)		(558,093)
Total operating income (loss) and operating margin	$132,683	5.3%	$(49,692)	(2.1)%

Device Solutions:

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Device Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Year Ended December 31,
In thousands	2019	2018
Device Solutions Segment
Revenues	$858,881	$933,365	$(43,278)	$(31,206)	$(74,484)
Gross profit	152,562	187,254	(9,329)	(25,363)	(34,692)
Operating expenses	54,809	56,266	(913)	(544)	(1,457)

(1)Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues
Revenues decreased by $74.5 million in 2019, or (8)%, compared with 2018 of which $43.3 million were due to foreign exchange rate changes. The overall decrease was a result of lower product sales in EMEA, partially offset by improvements in North America sales.

Gross Margin
Gross margin was 17.8% in 2019 compared with 20.1% in 2018. The 230 basis point deterioration compared with the prior year was due to unfavorable product mix, offset by lower warranty charges in 2019.

Operating Expenses
Operating expenses decreased $1.5 million, or (3)%. The decrease was primarily due to lower research and development expense.

Networked Solutions:

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Networked Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Year Ended December 31,
In thousands	2019	2018
Networked Solutions Segment
Revenues	$1,417,254	$1,224,144	$(8,166)	$201,276	$193,110
Gross profit	518,749	482,471	(2,619)	38,897	36,278
Operating expenses	121,424	121,692	(177)	(91)	(268)

(1)Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues
Revenues increased by $193.1 million, or 16%, in 2019 compared with 2018. This increase in revenues was primarily related to the increase in product revenue for existing and new deployments in North America.

Gross Margin
Gross margin was 36.6% in 2019 compared with 39.4% in 2018. The decrease of 280 basis points was driven by unfavorable product mix.

Operating Expenses
Operating expenses decreased by $0.3 million, or (0.2)%, in 2019. The decrease was primarily due to lower product marketing expenses, partially offset by increased research and development expenses.

Outcomes:

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Outcomes segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change(1)	Total Change
	Year Ended December 31,
In thousands	2019	2018
Outcomes Segment
Revenues	$226,335	$218,608	$(3,096)	$10,823	$7,727
Gross profit	81,008	60,594	(893)	21,307	20,414
Operating expenses	37,205	43,960	(123)	(6,632)	(6,755)

(1)Constant currency change is a non-GAAP financial measure and represents the total change between periods excluding the effect of changes in foreign currency exchange rates.

Revenues
Revenues increased $7.7 million, or 4%, in 2019. This increase was primarily due to an increase in software license sales and services revenue in North America, Asia Pacific, and Latin America. This increase was partially offset by a one-time customer adjustment in North America.

Gross Margin
Gross margin increased to 35.8% in 2019 compared with 27.7% in 2018. The 810 basis point increase was driven by higher margin software license sales and margin improvements within services.

Operating Expenses
Operating expenses decreased $6.8 million, or (15.4)%, in 2019. The decrease was due to lower research and development expense.

Corporate unallocated:

Operating expenses not directly associated with an operating segment are classified as "Corporate unallocated". These expenses decreased $151.9 million, or 27%, in 2019 as compared with 2018. Restructuring expense decreased by $70.9 million, and acquisition and integration expense related to the SSNI acquisition decreased by $65.3 million. In addition, amortization of intangible assets decreased by $7.4 million.

Financial Condition

Cash Flow Information:

	Year Ended December 31,
In thousands	2019	2018	2017
Cash provided by operating activities	$172,840	$109,755	$191,354
Cash used in investing activities	(48,180)	(862,658)	(148,179)
Cash provided by (used in) financing activities	(97,519)	395,821	301,959
Effect of exchange rates on cash, cash equivalents, and restricted cash	435	(7,925)	8,636
Increase (decrease) in cash, cash equivalents, and restricted cash	$27,576	$(365,007)	$353,770

Cash, cash equivalents, and restricted cash at December 31, 2019 were $149.9 million compared with $122.3 million at December 31, 2018. The $27.6 million increase in cash, cash equivalents, and restricted cash was primarily the result of cash flows from operations, partially offset by net payments on debt; acquisition of property, plant, and equipment; and repurchase of shares.

Operating activities
Cash provided by operating activities in 2019 was $63.1 million higher than in 2018. This increase was primarily due to an increase in gross profit and lower cash outflows for acquisition and integration costs and restructuring costs.

Investing activities
Cash used in investing activities in 2019 was $814.5 million lower than in 2018. This decreased use of cash was primarily related to our acquisition of SSNI in 2018.

Financing activities
Cash used in financing activities in 2019 was $97.5 million compared with cash provided in 2018 of $395.8 million. In 2019, we had net repayments of debt of $87.7 million and stock repurchases of $25.0 million. In 2018, we had net draws on our debt of $415.6 million to fund the acquisition of SSNI, as well as cash payments of $24.0 million for prepaid debt fees.

Effect of exchange rates on cash and cash equivalents
Changes in exchange rates on the cash balances in currencies held in foreign denominations resulted in an increase of $0.4 million in 2019 and a decrease of $7.9 million 2018. Our foreign currency exposure relates to non-U.S. dollar denominated balances in our international subsidiary operations, the most significant of which is the euro.

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

	Year Ended December 31,
In thousands	2019	2018
Cash provided by operating activities	$172,840	$109,755
Acquisitions of property, plant, and equipment	(60,749)	(59,952)
Free cash flow	$112,091	$49,803

Free cash flow fluctuated primarily as a result of changes in cash provided by operating activities. See the cash flow discussion of operating activities above.

Off-balance sheet arrangements:

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at December 31, 2019 and December 31, 2018 that we believe could reasonably likely have a current or future effect on our financial condition, results of operations, or cash flows.

Disclosures about contractual obligations and commitments:

The following table summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2019, as well as an estimate of the timing in which these obligations are expected to be satisfied.

In thousands	Total	Less than 1 year	1-3 years	3-5 years	Beyond 5 years
Credit facility(1) (5)
USD denominated term loan	$625,193	$17,369	$108,385	$499,439	$—
Multicurrency revolving line of credit	—	—	—	—	—
Senior notes (5)	530,000	20,000	40,000	40,000	430,000
Operating lease obligations(2)	99,280	19,747	31,091	25,870	22,572
Purchase and service commitments(3)	281,775	274,794	6,630	351	—
Other long-term liabilities reflected on the balance sheet under generally accepted accounting principles(4)	163,642	—	68,679	11,481	83,482
Total	$1,699,890	$331,910	$254,785	$577,141	$536,054

(1)Borrowings are disclosed within Item 8: "Financial Statements and Supplementary Data, Note 6: Debt".
(2)Operating lease obligations are disclosed in Item 8: "Financial Statements and Supplementary Data, Note 19: Leases" and do not include common area maintenance charges, real estate taxes, and insurance charges for which we are obligated.

(3)We enter into standard purchase orders in the ordinary course of business that typically obligate us to purchase materials and other items. Purchase orders can include open-ended agreements that provide for estimated quantities over an extended shipment period, typically up to one year at an established unit cost. Our long-term executory purchase agreements that contain termination clauses have been classified as less than one year, as the commitments are the estimated amounts we would be required to pay at December 31, 2019 if the commitments were canceled.
(4)Other long-term liabilities consist of warranty obligations, estimated pension benefit payments, and other obligations. Long-term unrecognized tax benefits totaling $26.7 million (net of pre-payments), which include accrued interest and penalties, are not included in the above contractual obligations and commitments table as we cannot reliably estimate the period of cash settlement with the respective taxing authorities. Additionally, because the amount and timing of the future cash outflows are uncertain, unearned revenue totaling $31.5 million, which includes unearned revenue related to extended warranty guarantees, is not included in the table. Finance leases are not material for disclosure above. For further information on defined benefit pension plans, income taxes, warranty obligations, and unearned revenue for extended warranties, see Item 8: "Financial Statements and Supplementary Data, Note 8: Defined Benefit Pension Plans, Note 11: Income Taxes, Note 12: Commitments and Contingencies, and Note 18: Revenues," respectively.
(5)Amount includes principal and interest.

Liquidity and Capital Resources:

Our principal sources of liquidity are cash flows from operations, borrowings, and sales of common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments on debt. Working capital, which represents current assets less current liabilities, was $325.9 million at December 31, 2019.

Borrowings
On October 18, 2019 we amended our credit facility that was initially entered on January 5, 2018 (together with the amendment, the "2018 credit facility"). The 2018 credit facility provides for committed credit facilities in the amount of $1.2 billion U.S. dollars. The 2018 credit facility consists of a $650 million U.S. dollar term loan (the term loan) and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million standby letter of credit sub-facility and a $50 million swingline sub-facility. The October 18, 2019, amendment extended the maturity date to October 18, 2024 and re-amortized the term loan based on the new balance as of the amendment date. During 2019 we made debt prepayments on the term loan in excess of required principal payments and may make additional payments in excess of required amounts due during the next year.

At December 31, 2019, no amount was outstanding under the 2018 credit facility revolver, and $41 million was utilized by outstanding standby letters of credit, resulting in $459 million available for additional borrowings or standby letters of credit. At December 31, 2019, $259 million was available for additional standby letters of credit under the letter of credit sub-facility and no amounts were outstanding under the swingline sub-facility. Both the term loan and the revolver mature on October 18, 2024 and can be repaid without penalty. Amounts repaid on the term loan may not be reborrowed and amounts borrowed under the revolver may be repaid and reborrowed until the revolver's maturity, at which time all outstanding loans together with all accrued and unpaid interest must be repaid.

On December 22, 2017 and January 19, 2018, we issued $300 million and $100 million, respectively, of aggregate principal amount of 5.00% senior notes maturing January 15, 2026 (Senior Notes). The proceeds were used to refinance existing indebtedness related to the acquisition of SSNI, pay related fees and expenses, and for general corporate purposes. Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our subsidiaries that guarantee the 2018 credit facility.

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

Silver Spring Networks, Inc. Acquisition
As part of the acquisition of SSNI, we announced an integration plan to obtain approximately $50 million of annualized savings by the end of 2020. For the year ended December 31, 2019, we have paid out $27.3 million and we have approximately $15 million to $25 million of estimated cash payments remaining on the integration plan, the majority of which is expected to be paid out in the next 12 months.

Restructuring
For the year ended December 31, 2019, we paid out a net $20.7 million related to the restructuring projects. As of December 31, 2019, $56.1 million was accrued for the restructuring projects, of which $18.9 million is expected to be paid over the next 12 months.

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

Our cash income tax payments were as follows:

	Year Ended December 31,
In thousands	2019	2018
U.S. federal taxes paid	$184	$1,339
State income taxes paid	1,664	1,534
Foreign and local income taxes paid	10,193	10,898
Total income taxes paid	$12,041	$13,771

Based on current projections, we expect to pay, net of refunds, approximately $4 million in U.S. federal and state taxes and $8 million in foreign and local income taxes in 2020.

As of December 31, 2019, there was $40.5 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. As a result of recent changes in U.S. tax legislation, any repatriation in the future would not result in U.S. federal income tax. Accordingly, there is no provision for U.S. deferred taxes on this cash. If this cash were repatriated to fund U.S. operations, additional withholding tax costs may be incurred. Tax is only one of many factors that we consider in the management of global cash. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

Other Liquidity Considerations
Among our consolidated international subsidiaries, we have joint venture partners who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc., we consolidate them because we have a greater than 50% ownership interest and/or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. At December 31, 2019, $8.4 million of our consolidated cash balance was held in our joint venture entities. As a result, the minority shareholders of these entities have rights to their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from these entities.

At December 31, 2019, we have accrued $37.7 million of bonus and profit sharing plan expenses for the expected achievement of financial and nonfinancial targets, which we expect to pay in cash during the first quarter of 2020.

General Liquidity Overview
We expect to grow through a combination of internal new research and development, licensing technology from and to others, distribution agreements, partnering arrangements, and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings, or the sale of common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the next 12 months and into the foreseeable future but offer no assurances. Our liquidity could be affected by the stability of the electricity, gas, and water industries, competitive pressures, our dependence on certain key vendors and components, changes in estimated liabilities for product warranties and/or litigation, future business combinations, capital market fluctuations, international risks, and other factors described under Item 1A: "Risk Factors," as well as Item 7A: "Quantitative and Qualitative Disclosures About Market Risk".

Contingencies

Refer to Item 8: "Financial Statements and Supplementary Data, Note 12: Commitments and Contingencies".

Critical Accounting Estimates and Policies
Our consolidated financial statements and accompanying notes are prepared in accordance with U.S. generally accepted accounting principles (GAAP). Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Our critical accounting policies include revenue recognition, warranty, restructuring, income taxes, business combinations, goodwill and intangible assets, defined benefit pension plans, contingencies, and stock-based compensation. Refer to Item 8: "Financial Statements and Supplementary Data, Note 1: Summary of Significant Accounting Policies" for further disclosures regarding accounting policies and new accounting pronouncements.
Revenue Recognition
Many of our revenue arrangements involve multiple performance obligations, consisting of hardware, software, and professional services such as implementation, project management, installations, and consulting services. These arrangements require us to determine the standalone selling price of the promised goods or services underlying each performance obligation and then allocate the total arrangement consideration among the separate performance obligations based on the relative standalone selling price. Revenues for each performance obligation are then recognized upon transfer of control to the customer at a point in time as products are shipped or received by a customer, or over time as services are delivered. The majority of our revenue is recognized at a point in time when products are shipped to or received by a customer. Certain contracts that contain multiple performance obligations may contain customer-specific terms and conditions that govern service level commitments, transfer of control, and variable consideration that may involve complex accounting considerations.
Professional services revenues are recognized over time. We measure progress towards satisfying these performance obligations using input methods, most commonly based on the costs incurred in relation to the total expected costs to provide the service. The estimate of expected costs to provide services requires judgment. Cost estimates take into consideration past history and the specific scope requested by the customer and are updated quarterly. Other variables impacting our estimate of costs to complete include length of time to complete, changes in wages, subcontractor performance, supplier information, and business volume assumptions. Changes in underlying assumptions and estimates may adversely or favorably affect financial performance.
If we estimate that the completion of a performance obligation will result in a loss, then the loss is recognized in the period in which the loss becomes evident. We reevaluate the estimated loss through the completion of the performance obligation and adjust the estimated loss for changes in facts and circumstances.
Many of our contracts with customers include variable consideration, which can include liquidated damage provisions, rebates and volume and early payment discounts, or software licenses sold where the amount of consideration is dependent on the number of endpoints deployed. We estimate variable consideration using the expected value method, taking into consideration contract terms, historical customer behavior, and historical sales. Some of our contracts with customers contain clauses for liquidated damages related to the timing of delivery or milestone accomplishments, which could become material in an event of failure to meet the contractual deadlines. At the inception of the arrangement and on an ongoing basis, we evaluate the probability of having to pay liquidated damages and the magnitude of such damages. In the case of liquidated damages, we also take into consideration progress towards meeting contractual milestones, including whether milestones have not been achieved, specified rates, if applicable, stated in the contract, and history of paying liquidated damages to the customer or similar customers.

Certain of our revenue arrangements include an extended or customer-specific warranty provision that covers all or a portion of a customer's replacement or repair costs beyond the standard warranty period. Whether or not the extended warranty is separately priced in the arrangement, a portion of the arrangement's total consideration is allocated to this extended warranty deliverable. This revenue is deferred and recognized over the extended warranty coverage period. Extended or customer-specific warranties do not represent a significant portion of our revenue.
We allocate consideration to each performance obligation in an arrangement based on its relative standalone selling price. For goods or services where we have observable standalone sales, the observable standalone sales are used to determine the standalone selling price. For the majority of our goods and services, we do not have observable standalone sales. As a result, we estimate the standalone selling price using either the adjusted market assessment approach or the expected cost plus a margin approach. Approaches used to estimate the standalone selling price for a given good or service maximize the use of observable inputs and consider several factors, including our pricing practices, costs to provide a good or service, the type of good or service, and availability of other transactional data, among others.
We determine the estimated standalone selling prices of goods or services used in our allocation of arrangement consideration on an annual basis or more frequently if there is a significant change in our business or if we experience significant variances in our transaction prices.
Our contracts may be modified to add, remove, or change existing performance obligations or change contract price. The accounting for modifications to our contracts involves assessing whether the products or services added to an existing contract are distinct and whether the pricing is at the standalone selling price. Products or services added that are not distinct are accounted for as if it were part of the existing contract. The effect of the modification on the transaction price and on the measure of progress is recognized as an adjustment to revenue as of the date of the modification (i.e., on a cumulative catch-up basis). Those products or services that are distinct are accounted for prospectively, either as a separate contract if the additional services are priced at the standalone selling price, or as a termination of the existing contract and creation of a new contract if not priced at the standalone selling price.
Warranty
We offer standard warranties on our hardware products and large application software products. We accrue the estimated cost of product warranties based on historical and projected product performance trends and costs during the warranty period. Testing of new products in the development stage helps identify and correct potential warranty issues prior to manufacturing. Quality control efforts during manufacturing reduce our exposure to warranty claims. When testing or quality control efforts fail to detect a fault in our products, we may experience an increase in warranty claims. We track warranty claims to identify potential warranty trends. If an unusual trend is identified, an additional warranty accrual would be recognized if a failure event is probable and the cost can be reasonably estimated. When new products are introduced, our process relies on historical averages of similar products until sufficient data are available. As actual experience on new products becomes available, it is used to modify the historical averages to ensure the expected warranty costs are within a range of likely outcomes. Management regularly evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. The warranty allowances may fluctuate due to changes in estimates for material, labor, and other costs we may incur to repair or replace projected product failures, and we may incur additional warranty and related expenses in the future with respect to new or established products, which could adversely affect our financial position and results of operations.

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

Business Combinations
On the date of acquisition, the assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree are recognized at their fair values. The acquiree's results of operations are also included as of the date of acquisition in our consolidated results. Intangible assets that arise from contractual/legal rights, or are capable of being separated, as well as in-process research and development (IPR&D), are measured and recognized at fair value, and amortized over the estimated useful life. IPR&D is not amortized until such time as the associated development projects are completed or terminated. If a development project is completed, the IPR&D is reclassified as a core technology intangible asset and amortized over its estimated useful life. If the development project is terminated, the recognized value of the associated IPR&D is immediately expensed. If practicable, assets acquired and liabilities assumed arising from contingencies are measured and recognized at fair value. If not practicable, such assets and liabilities are measured and recognized when it is probable that a gain or loss has occurred and the amount can be reasonably estimated. The residual balance of the purchase price, after fair value allocations to all identified assets and liabilities, represents goodwill. Acquisition-related costs are recognized as incurred. Integration costs associated with an acquisition are generally recognized in periods subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and acquired income tax uncertainties, including penalties and interest, after the measurement period are recognized as a component of the provision for income taxes. Our acquisitions may include contingent consideration, which requires us to recognize the fair value of the estimated liability at the time of the acquisition. Subsequent changes in the estimate of the amount to be paid under the contingent consideration arrangement are recognized in the Consolidated Statements of Operations.

We estimate the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time utilizing either a cost or income approach. These estimates are subject to variability in future cash flows. Changes to valuation allowances on acquired deferred tax assets that occur after the acquisition date are recognized in the provision for, or benefit from, income taxes. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially between the preliminary allocation and end of the purchase price allocation period. Any changes in these estimates may have a material effect on our consolidated results of operations or financial position.

Goodwill and Intangible Assets
Goodwill and intangible assets may result from our business acquisitions. Intangible assets may also result from the purchase of assets and intellectual property where we do not acquire a business. We use estimates, including estimates of useful lives of intangible assets, the amount and timing of related future cash flows, and fair values of the related operations, in determining the value assigned to goodwill and intangible assets. Our finite-lived intangible assets are amortized over their estimated useful lives based on estimated discounted cash flows. In-process research and development (IPR&D) is considered an indefinite-lived intangible asset and is not subject to amortization until the associated projects are completed or terminated. Finite-lived intangible assets are tested for impairment at the asset group level when events or changes in circumstances indicate the carrying value may not be recoverable. Indefinite-lived intangible assets are tested for impairment annually, when events or changes in circumstances indicate the asset may be impaired, or when their useful lives are determined to be no longer indefinite.

Goodwill is assigned to our reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics, including the forecast discounted cash flows associated with each reporting unit. Each reporting unit corresponds with its respective operating segment.

We test goodwill for impairment each year as of October 1, or more frequently should a significant impairment indicator occur. As part of the impairment test, we may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit, including goodwill, is less than its carrying amount, or if we elect to bypass the qualitative assessment, we would then proceed with the impairment test. The impairment test involves comparing the fair values of the reporting units to their carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.

Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. We forecast discounted future cash flows at the reporting unit level using risk-adjusted discount rates and estimated future revenues and operating costs, which take into consideration factors such as existing backlog, expected future orders, supplier contracts, and expectations of competitive, business and economic environments. We also identify similar publicly traded companies and develop a correlation, referred to as a multiple, to apply to the operating results of the reporting units. These combined fair values are then reconciled to the aggregate market value of our common stock on the date of valuation, while considering a reasonable control premium.

Changes in market demand, fluctuations in the markets in which we operate, the volatility and decline in the worldwide equity markets, and a decline in our market capitalization could unfavorably impact the remaining carrying value of our goodwill, which could have a significant effect on our current and future results of operations and financial position.

Defined Benefit Pension Plans
We sponsor both funded and unfunded defined benefit pension plans for our international employees, primarily in Germany, France, India, Indonesia, and Italy. We recognize a liability for the projected benefit obligation in excess of plan assets or an asset for plan assets in excess of the projected benefit obligation. We also recognize the funded status of our defined benefit pension plans on our Consolidated Balance Sheets and recognize as a component of other comprehensive income (loss) (OCI), net of tax, the actuarial gains or losses and prior service costs or credits, if any, that arise during the period but are not recognized as components of net periodic benefit cost.

Several economic assumptions and actuarial data are used in calculating the expense and obligations related to these plans. The assumptions are updated annually at December 31 and include the discount rate, the expected remaining service life, the expected rate of return on plan assets, and the rate of future compensation increases. The discount rate is a significant assumption used to value our pension benefit obligation. We determine a discount rate for our plans based on the estimated duration of each plan's liabilities. For euro denominated defined benefit pension plans, which represent 93% of our benefit obligation, we use discount rates with consideration of the duration of each of the plans, using a hypothetical yield curve developed from euro-denominated AA-rated corporate bond issues. These bonds are assigned different weights to adjust their relative influence on the yield curve, and the highest and lowest yielding 10% of bonds are excluded within each maturity group. The discount rates used, depending on the duration of the plans, were between 0.25% and 2.00%. The weighted average discount rate used to measure the projected benefit obligation for all of the plans at December 31, 2019 was 1.76%. A change of 25 basis points in the discount rate would change our projected benefit obligation by approximately $7 million. The financial and actuarial assumptions used at December 31, 2019 may differ materially from actual results due to changing market and economic conditions and other factors. These differences could result in a significant change in the amount of pension expense recognized in future periods.

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

Stock-Based Compensation
We grant various stock-based compensation awards to our officers, employees, and Board of Directors with service, performance, and market vesting conditions, including stock options, restricted stock units, phantom stock units, and unrestricted stock units (awards). We measure and recognize compensation expense for all awards based on estimated fair values. For awards with only a service condition, we expense stock-based compensation using the straight-line method over the requisite service period for the entire award. For awards with service and performance conditions, if vesting is probable, we expense the stock-based compensation on a straight-line basis over the requisite service period for each separately vesting portion of the award. For awards with a market condition, we expense the fair value over the requisite service period.

We measure and recognize compensation expense for all stock-based compensation based on estimated fair values. The fair value of stock options is estimated at the date of grant using the Black-Scholes option-pricing model, which includes assumptions for the expected volatility, risk-free interest rate, expected term and dividend yield. For unrestricted stock awards with no market conditions, the fair value is the market close price of our common stock on the date of grant. For restricted stock units with market conditions, the fair value is estimated at the date of award using a Monte Carlo simulation model, which includes assumptions for dividend yield and expected volatility for our common stock and the common stock for companies within the Russell 3000 index, as well as the risk-free interest rate and expected term of the awards. For phantom stock units, fair value is the market close price of our common stock at the end of each reporting period.

In valuing our stock options and restricted stock units with a market condition, significant judgment is required in determining the expected volatility of our common stock and the expected life that individuals will hold their stock options prior to exercising. Expected volatility for stock options is based on the historical and implied volatility of our own common stock, while the volatility for our restricted stock units with a market condition is based on the historical volatility of our own stock and the stock for companies comprising the market index within the market condition. The expected life of stock option grants is derived from the historical actual term of option grants and an estimate of future exercises during the remaining contractual period of the option. While volatility and estimated life are assumptions that do not bear the risk of change subsequent to the grant date, these assumptions may be difficult to measure as they represent future expectations based on historical experience. Further, our expected volatility and expected life may change in the future, which could substantially change the grant-date fair value of future awards and ultimately the expense we recognize. Actual results and future estimates may differ substantially from our current estimates. We have not paid dividends in the past and do not plan to pay dividends in the foreseeable future.

Non-GAAP Measures

The accompanying schedule contains non-GAAP financial measures. To supplement our consolidated financial statements, which are prepared in accordance with GAAP, we use certain non-GAAP financial measures, including non-GAAP operating expense, non-GAAP operating income, non-GAAP net income, non-GAAP diluted EPS, adjusted EBITDA, free cash flow, and constant currency. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP, and other companies may define such measures differently. For more information on these non-GAAP financial measures, please see the table captioned "Reconciliations of Non-GAAP Financial Measures to the most Directly Comparable GAAP Financial Measures".

We use these non-GAAP financial measures for financial and operational decision making and/or as a means for determining executive compensation. Management believes that these non-GAAP financial measures provide meaningful supplemental information regarding our performance and ability to service debt by excluding certain expenses that may not be indicative of our recurring core operational results. These non-GAAP financial measures facilitate management's internal comparisons to our historical performance, as well as comparisons to our competitors' operating results. Our executive compensation plans exclude non-cash charges related to amortization of intangibles and certain discrete cash and non-cash charges, such as acquisition and integration related expenses, restructuring charges or goodwill impairment charges. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. We believe these non-GAAP financial measures are useful to investors because they provide greater transparency with respect to key metrics used by management in its financial and operational decision making and because they are used by our institutional investors and the analyst community to analyze the health of our business.

Non-GAAP operating expenses and non-GAAP operating income – We define non-GAAP operating expenses as operating expenses excluding certain expenses related to the amortization of intangible assets, restructuring, corporate transition costs, acquisition and integration, and goodwill impairment. We define non-GAAP operating income as operating income excluding the expenses related to the amortization of intangible assets, restructuring, corporate transition costs, acquisition and integration, and goodwill impairment. Acquisition and integration related expenses include costs, which are incurred to affect and integrate business combinations, such as professional fees, certain employee retention and salaries related to integration, severances, contract terminations, travel costs related to knowledge transfer, system conversion costs, and asset impairment charges. We consider these non-GAAP financial measures to be useful metrics for management and investors because they exclude the effect of expenses that are related to acquisitions and restructuring projects. By excluding these expenses, we believe that it is easier for management and investors to compare our financial results over multiple periods and analyze trends in our operations. For example, in certain periods, expenses related to amortization of intangible assets may decrease, which would improve GAAP operating margins, yet the improvement in GAAP operating margins due to this lower expense is not necessarily reflective of an improvement in our core business. There are some limitations related to the use of non-GAAP operating expenses and non-GAAP operating income versus operating expenses and operating income calculated in accordance with GAAP. We compensate for these limitations by providing specific information about the GAAP amounts excluded from non-GAAP operating expense and non-GAAP operating income and evaluating non-GAAP operating expense and non-GAAP operating income together with GAAP operating expense and operating income.

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

Adjusted EBITDA – We define adjusted EBITDA as net income (a) minus interest income, (b) plus interest expense, depreciation and amortization of intangible assets, restructuring, corporate transition cost, acquisition and integration related expense, goodwill impairment and (c) excluding income tax provision or benefit. Management uses adjusted EBITDA as a performance measure for executive compensation. A limitation to using adjusted EBITDA is that it does not represent the total increase or decrease in the cash balance for the period and the measure includes some non-cash items and excludes other non-cash items. Additionally, the items that we exclude in our calculation of adjusted EBITDA may differ from the items that our peer companies exclude when they report their results. We compensate for these limitations by providing a reconciliation of this measure to GAAP net income (loss).

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

Reconciliations of Non-GAAP Financial Measures to the most Directly Comparable GAAP Financial Measures

The tables below reconcile the non-GAAP financial measures of operating expenses, operating income, net income, diluted EPS, adjusted EBITDA, and free cash flow with the most directly comparable GAAP financial measures.

TOTAL COMPANY RECONCILIATIONS	Year Ended December 31,
In thousands, except per share data	2019	2018
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$619,636	$780,011
Amortization of intangible assets	(64,286)	(71,713)
Restructuring	(6,278)	(77,183)
Corporate transition cost	(2,520)	—
Acquisition and integration related expense	(26,598)	(91,916)
Non-GAAP operating expenses	$519,954	$539,199

NON-GAAP OPERATING INCOME
GAAP operating income (loss)	$132,683	$(49,692)
Amortization of intangible assets	64,286	71,713
Restructuring	6,278	77,183
Corporate transition cost	2,520	—
Acquisition and integration related expense	26,598	91,916
Non-GAAP operating income	$232,365	$191,120

NON-GAAP NET INCOME & DILUTED EPS
GAAP net income (loss) attributable to Itron, Inc.	$49,006	$(99,250)
Amortization of intangible assets	64,286	71,713
Amortization of debt placement fees	5,455	6,869
Restructuring	6,278	77,183
Corporate transition cost	2,520	—
Acquisition and integration related expense	26,598	91,916
Income tax effect of non-GAAP adjustments(1)	(21,348)	(42,700)
Non-GAAP net income attributable to Itron, Inc.	$132,795	$105,731

Non-GAAP diluted EPS	$3.32	$2.65

Weighted average common shares outstanding - Diluted	39,980	39,840

ADJUSTED EBITDA
GAAP net income (loss) attributable to Itron, Inc.	$49,006	$(99,250)
Interest income	(1,849)	(2,153)
Interest expense	52,453	58,203
Income tax (benefit) provision	20,617	(12,570)
Depreciation and amortization	114,400	122,497
Restructuring	6,278	77,183
Corporate transition cost	2,520	—
Acquisition and integration related expense	26,598	91,916
Adjusted EBITDA	$270,023	$235,826

FREE CASH FLOW
Net cash provided by operating activities	$172,840	$109,755
Acquisitions of property, plant, and equipment	(60,749)	(59,952)
Free Cash Flow	$112,091	$49,803
(1)The income tax effect of non-GAAP adjustments is calculated using the statutory tax rates for the relevant jurisdictions if no valuation allowance exists. If a valuation allowance exists, there is no tax impact to the non-GAAP adjustment.

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

Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt instruments. In October 2015, we entered into an interest rate swap, which is effective from August 31, 2016 to June 23, 2020, and converts $214 million of our LIBOR-based debt from a floating LIBOR interest rate to a fixed interest rate of 1.42% (excluding the applicable margin on the debt). The notional balance will amortize to maturity at the same rate as required minimum payments on our term loan. At December 31, 2019, our LIBOR-based debt balance was $550.2 million.

In November 2015, we entered into three interest rate cap contracts with a total notional amount of $100 million. The interest rate cap contracts expire on June 23, 2020 and were entered into in order to limit our interest rate exposure on $100 million of our variable LIBOR-based debt up to 2.00%. In the event LIBOR is higher than 2.00%, we would pay interest at the capped rate of 2.00% with respect to the $100 million notional amount of such agreements. The interest rate cap contracts do not include the effect of the applicable margin.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and the weighted average interest rates at December 31, 2019. Weighted average variable rates in the table are based on implied forward rates in the Reuters U.S. dollar yield curve as of December 31, 2019 and our estimated leverage ratio, which determines our additional interest rate margin at December 31, 2019.

In thousands	2020	2021	2022	2023	2024	Total	Fair Value
Variable Rate Debt
Principal: U.S. dollar term loan	$—	$32,422	$44,063	$44,063	$429,608	$550,156	$550,135
Weighted average interest rate	3.11%	3.00%	3.05%	3.12%	3.20%

Principal: Multicurrency revolving line of credit	$—	$—	$—	$—	$—	$—	$—
Weighted average interest rate	3.11%	3.00%	3.05%	3.12%	3.20%

Interest rate swap							$174
Weighted average interest rate (pay) Fixed	1.42%
Weighted average interest rate (receive) Floating LIBOR	1.66%

Interest rate cap							$1
Cap rate	2.00%
Weighted average interest rate Floating LIBOR	1.66%

Cross currency swap							$4,026
Weighted average interest rate (pay) Fixed - EURIBOR	1.38%	1.38%
Weighted average interest rate (receive) Floating - LIBOR	1.61%	1.49%

Based on a sensitivity analysis as of December 31, 2019, we estimate that, if market interest rates average one percentage point higher in 2020 than in the table above, our financial results in 2020 would not be materially impacted.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. As a result, many of our revenues and operating expenses are denominated in foreign currencies, which expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in functional currencies other than the U.S. dollar were 37% of total revenues for the year ended December 31, 2019, compared with 41% and 47% for the years ended December 31, 2018 and 2017.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized in other income and expense. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of December 31, 2019, a total of 48 contracts were offsetting our exposures from the euro, Canadian dollar, Chinese yuan, Indonesian rupiah, Pound sterling, Brazilian real, and various other currencies, with notional amounts ranging from $109,000 to $26.4 million. Based on a sensitivity analysis as of December 31, 2019, we estimate that, if foreign currency exchange rates average ten percentage points higher in 2020 for these financial instruments, our financial results in 2020 would not be materially impacted.
In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Itron, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Itron, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 1 to the financial statements, the Company changed its method of accounting for revenue from contracts with customers in 2018 due to the adoption of Accounting Standards Codification 606, Revenue from Contracts with Customers. The Company adopted the new revenue standard on January 1, 2018, using the modified retrospective approach.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition ASC 606 — Revenue arrangements involving multiple performance obligations consisting of hardware, software, and professional services such as implementation, project management, installation, and consulting services. — Refer to Note 1 to the financial statements

Critical Audit Matter Description
Certain of the Company’s revenue arrangements involve multiple performance obligations consisting of hardware, software, and professional services such as implementation, project management, installation, and consulting services. These contracts may contain customer-specific business terms and conditions, including service level commitments, variable consideration, and terms that govern when the customer has taken control. Additionally, these contracts may be modified from time to time as the Company delivers under the contract. These customer-specific business terms and conditions and modifications may involve complex accounting considerations, including determining whether the Company has enforceable rights and obligations, whether contract modifications represent new or modification of existing contracts, whether certain performance obligations are distinct, and other considerations that may impact the timing of revenue recognition.

The evaluation of these factors is executed in accordance with the ASC 606 revenue recognition framework and requires significant management judgment that could affect the amount and timing of revenue recognition over the contractual period. The computations to recognize revenue under the ASC 606 revenue recognition framework can be complex and require a significant volume of data input. Additionally, there can be complexity in the computations and entries made to record the related contract assets and liabilities at the balance sheet date. Given the challenge in auditing the judgments and computations made in determining revenue recognition for these multiple performance obligation arrangements with customer-specific business terms and conditions and modifications, we identified revenue recognition as a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to (1) determining whether the Company has enforceable rights and obligations, whether contract modifications represent new contracts or modifications, whether certain performance obligations are distinct and other considerations that may impact the timing of revenue recognition and (2) the completeness and accuracy of the revenue recognition computations and entries used to recognize revenue included the following, among others:
•We tested the effectiveness of controls over contract reviews, including management’s use of checklists and other review procedures to determine whether customer-specific business terms are evident in the contract and whether accounting conclusions regarding enforceable rights and obligations, contract modifications, distinct products and services, and other considerations that may impact the timing of revenue recognition are appropriately applied.
•We tested the effectiveness of controls over revenue recognition computations and entries to audit whether the computations and entries appropriately reflect the accounting conclusions for these contracts. Such controls included (1) the review of the completeness and accuracy of data input into the computations and entries and (2) the review of the mathematical accuracy of the computations and entries.
•For a sample of contracts with customers that included existing contracts, new contracts and contract modifications, we:
•Tested management’s identification of customer-specific terms, whether the Company had enforceable rights and obligations, whether contract modifications represented new contracts or modifications to existing contracts, whether customer-specific terms introduced new or implied performance obligations, or other factors influencing the timing, nature and amount of revenue recognized, and assessed management’s conclusions regarding accounting treatment. Our procedures included reading the selected contracts and inquiring of the Company’s operational personnel to understand the nature of the contract and its business purpose, as well as evaluating management’s conclusions.
•Evaluated whether the identified accounting conclusions were appropriately reflected in the revenue recognition computations and entries.
•Tested the accuracy and completeness of the data used in the computations and entries to record revenue.
•Tested mathematical accuracy of revenue recognition computations and entries.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
February 26, 2020

We have served as the Company's auditor since 2016.

ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
In thousands, except per share data	2019	2018	2017
Revenues
Product revenues	$2,220,395	$2,095,458	$1,813,925
Service revenues	282,075	280,659	204,272
Total revenues	2,502,470	2,376,117	2,018,197
Cost of revenues
Product cost of revenues	1,587,710	1,476,498	1,204,127
Service cost of revenues	162,441	169,300	137,319
Total cost of revenues	1,750,151	1,645,798	1,341,446
Gross profit	752,319	730,319	676,751

Operating expenses
Sales, general and administrative	346,872	423,210	325,264
Research and development	202,200	207,905	169,407
Amortization of intangible assets	64,286	71,713	20,785
Restructuring	6,278	77,183	6,418
Total operating expenses	619,636	780,011	521,874

Operating income (loss)	132,683	(49,692)	154,877
Other income (expense)
Interest income	1,849	2,153	2,126
Interest expense	(52,453)	(58,203)	(13,845)
Other income (expense), net	(9,047)	(3,409)	(8,583)
Total other income (expense)	(59,651)	(59,459)	(20,302)

Income (loss) before income taxes	73,032	(109,151)	134,575
Income tax benefit (provision)	(20,617)	12,570	(74,326)
Net income (loss)	52,415	(96,581)	60,249
Net income attributable to noncontrolling interests	3,409	2,669	2,951
Net income (loss) attributable to Itron, Inc.	$49,006	$(99,250)	$57,298

Earnings (loss) per common share - Basic	$1.24	$(2.53)	$1.48
Earnings (loss) per common share - Diluted	$1.23	$(2.53)	$1.45

Weighted average common shares outstanding - Basic	39,556	39,244	38,655
Weighted average common shares outstanding - Diluted	39,980	39,244	39,387
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
In thousands	2019	2018	2017
Net income (loss)	$52,415	$(96,581)	$60,249

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(510)	(28,841)	54,338
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	(1,924)	235	923
Pension benefit obligation adjustment	(5,933)	2,779	3,588
Total other comprehensive income (loss), net of tax	(8,367)	(25,827)	58,849

Total comprehensive income (loss), net of tax	44,048	(122,408)	119,098

Comprehensive income attributable to noncontrolling interest, net of tax	3,409	2,669	2,951

Comprehensive income (loss) attributable to Itron, Inc.	$40,639	$(125,077)	$116,147
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS

In thousands	December 31, 2019	December 31, 2018
ASSETS
Current assets
Cash and cash equivalents	$149,904	$120,221
Accounts receivable, net	472,925	437,161
Inventories	227,896	220,674
Other current assets	146,526	118,085
Total current assets	997,251	896,141

Property, plant, and equipment, net	233,228	226,551
Deferred tax assets, net	63,899	64,830
Restricted cash	—	2,056
Other long-term assets	44,686	45,288
Operating lease right-of-use assets, net	79,773	—
Intangible assets, net	185,097	257,583
Goodwill	1,103,907	1,116,533
Total assets	$2,707,841	$2,608,982

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$328,128	$309,951
Other current liabilities	63,785	70,136
Wages and benefits payable	119,220	88,603
Taxes payable	22,193	14,753
Current portion of debt	—	28,438
Current portion of warranty	38,509	47,205
Unearned revenue	99,556	93,621
Total current liabilities	671,391	652,707

Long-term debt, net	932,482	988,185
Long-term warranty	14,732	13,238
Pension benefit obligation	98,712	91,522
Deferred tax liabilities, net	1,809	1,543
Operating lease liabilities	68,919	—
Other long-term obligations	118,981	127,739
Total liabilities	1,907,026	1,874,934

Commitments and Contingencies (Note 12)

Equity
Preferred stock, no par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75,000 shares authorized, 39,941 and 39,498 shares issued and outstanding	1,357,600	1,334,364
Accumulated other comprehensive loss, net	(204,672)	(196,305)
Accumulated deficit	(376,390)	(425,396)
Total Itron, Inc. shareholders' equity	776,538	712,663
Noncontrolling interests	24,277	21,385
Total equity	800,815	734,048
Total liabilities and equity	$2,707,841	$2,608,982
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2017	38,317	$1,270,467	$(229,327)	$(409,536)	$631,604	$18,749	$650,353
Net income				57,298	57,298	2,951	60,249
Cumulative effect of accounting change (ASU 2016-09)		215		14,365	14,580		14,580
Other comprehensive income (loss), net of tax			58,849		58,849	—	58,849
Distributions to noncontrolling interests						(2,171)	(2,171)
Stock issues and repurchases:
Options exercised	41	1,631			1,631		1,631
Restricted stock awards released	372	—			—		—
Issuance of stock-based compensation awards	10	974			974		974
Employee stock purchase plan	31	1,978			1,978		1,978
Stock-based compensation expense		20,433			20,433		20,433
Repurchase of noncontrolling interest		(906)			(906)	(313)	(1,219)
Registration fee		(25)			(25)		(25)
Balances at December 31, 2017	38,771	1,294,767	(170,478)	(337,873)	786,416	19,216	805,632

Net income (loss)				(99,250)	(99,250)	2,669	(96,581)
Cumulative effect of accounting change (ASU 2014-09 and ASU 2016-16)		—		11,727	11,727		11,727
Other comprehensive income (loss), net of tax			(25,827)		(25,827)	—	(25,827)
Distributions to noncontrolling interests						(500)	(500)
Stock issues and repurchases:
Options exercised	152	5,935			5,935		5,935
Restricted stock awards released	517	—			—		—
Issuance of stock-based compensation awards	10	729			729		729
Employee stock purchase plan	48	2,974			2,974		2,974
Stock-based compensation expense		30,534			30,534		30,534
Registration fee		(22)			(22)	—	(22)
SSNI acquisition adjustments, net		(553)			(553)		(553)
Balances at December 31, 2018	39,498	1,334,364	(196,305)	(425,396)	712,663	21,385	734,048

Net income				49,006	49,006	3,409	52,415
Other comprehensive income (loss), net of tax			(8,367)		(8,367)	—	(8,367)
Distributions to noncontrolling interests						(517)	(517)
Stock issues and repurchases:
Options exercised	489	21,289			21,289		21,289
Restricted stock awards released net of repurchased shares for taxes	415	(3,113)			(3,113)		(3,113)
Issuance of stock-based compensation awards	9	630			630		630
Employee stock purchase plan	59	3,100			3,100		3,100
Stock-based compensation expense		26,330			26,330		26,330
Stock repurchased	(529)	(25,000)			(25,000)		(25,000)
Balances at December 31, 2019	39,941	$1,357,600	$(204,672)	$(376,390)	$776,538	$24,277	$800,815
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In thousands	2019	2018	2017
Operating activities
Net income (loss)	$52,415	$(96,581)	$60,249
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangible assets	114,400	122,497	63,215
Non-cash operating lease expense	18,958	—	—
Stock-based compensation	26,960	31,263	21,407
Amortization of prepaid debt fees	5,631	7,046	1,067
Deferred taxes, net	(192)	(19,130)	50,667
Restructuring, non-cash	(1,785)	859	(2,297)
Other adjustments, net	(4,295)	1,452	3,673
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(39,467)	15,524	(17,573)
Inventories	(9,389)	(25,613)	(16,242)
Other current assets	(31,128)	(23,589)	8,112
Other long-term assets	7,053	3,020	11,230
Accounts payables, other current liabilities, and taxes payable	9,177	20,101	78,463
Wages and benefits payable	30,835	(9,565)	1,926
Unearned revenue	8,905	27,584	(41,309)
Warranty	(6,637)	20,815	(10,554)
Other operating, net	(8,601)	34,072	(20,680)
Net cash provided by operating activities	172,840	109,755	191,354

Investing activities
Acquisitions of property, plant, and equipment	(60,749)	(59,952)	(49,495)
Business acquisitions, net of cash equivalents acquired	—	(803,075)	(99,386)
Other investing, net	12,569	369	702
Net cash used in investing activities	(48,180)	(862,658)	(148,179)

Financing activities
Proceeds from borrowings	50,000	778,938	335,000
Payments on debt	(137,657)	(363,359)	(29,063)
Issuance of common stock	24,390	9,171	3,609
Prepaid debt fees	(1,560)	(24,042)	—
Repurchase of common stock	(25,000)	—	—
Other financing, net	(7,692)	(4,887)	(7,587)
Net cash provided by (used in) financing activities	(97,519)	395,821	301,959

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	435	(7,925)	8,636
Increase (decrease) in cash, cash equivalents, and restricted cash	27,576	(365,007)	353,770
Cash, cash equivalents, and restricted cash at beginning of period	122,328	487,335	133,565
Cash, cash equivalents, and restricted cash at end of period	$149,904	$122,328	$487,335

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$12,041	$13,771	$28,969
Interest	44,788	42,347	10,106
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

In this Annual Report, the terms "we," "us," "our," "Itron," and the "Company" refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977 and are a technology company, offering end-to-end solutions to enhance productivity and efficiency, primarily focused on utilities and municipalities around the globe. We operate under the Itron brand worldwide and manage and report under three operating segments: Device Solutions, Networked Solutions, and Outcomes.

Financial Statement Preparation
The consolidated financial statements presented in this Annual Report include the Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Equity, and Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017 and the Consolidated Balance Sheets as of December 31, 2019 and 2018 of Itron, Inc. and its subsidiaries, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

Basis of Consolidation
We consolidate all entities in which we have a greater than 50% ownership interest or in which we exercise control over the operations. We use the equity method of accounting for entities in which we have a 20% to 50% investment and exercise significant influence. Entities in which we have less than a 20% investment and where we do not exercise significant influence are accounted for under the fair value method. Intercompany transactions and balances are eliminated upon consolidation.

Noncontrolling Interests
In several of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly-owned by Itron, we consolidate them because we have a greater than 50% ownership interest or because we exercise control over the operations. The noncontrolling interest balance is adjusted each period to reflect the allocation of net income (loss) and other comprehensive income (loss) attributable to the noncontrolling interests, as shown in our Consolidated Statements of Operations and our Consolidated Statements of Comprehensive Income (Loss), as well as contributions from and distributions to the owners. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders.

Cash and Cash Equivalents
We consider all highly liquid instruments with remaining maturities of three months or less at the date of acquisition to be cash equivalents.

Restricted Cash and Cash Equivalents
Cash and cash equivalents that are contractually restricted from operating use are classified as restricted cash and cash equivalents. On December 22, 2017, we issued $300 million aggregate principal amount of 5.00% senior unsecured notes due in 2026 (the December Notes). The proceeds of the December Notes plus prepaid interest and a premium for a special mandatory redemption option were deposited into escrow, where the funds remained until all the escrow release conditions were satisfied, specifically the closing of the acquisition of Silver Spring Networks, Inc. (SSNI) on January 5, 2018. We have recognized the balance in escrow as restricted cash in our consolidated financial statements as of December 31, 2017. See "Note 6: Debt" for further details.

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

	Year Ended December 31,
In thousands	2019	2018	2017
Cash and cash equivalents	$149,904	$120,221	$176,274
Restricted cash included in other current assets	—	51	51
Long-term restricted cash	—	2,056	311,010
Total cash, cash equivalents, and restricted cash	$149,904	$122,328	$487,335

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

Inventories
Inventories are stated at the lower of cost or net realizable value using the first-in, first-out method. Cost includes raw materials and labor, plus applied direct and indirect overhead costs. Net realizable value is the estimated selling price in the normal course of business, minus the cost of completion, disposal and transportation.

Derivative Instruments
All derivative instruments, whether designated in hedging relationships or not, are recognized on the Consolidated Balance Sheets at fair value as either assets or liabilities. The fair values of our derivative instruments are determined using the fair value measurements of significant other observable inputs (Level 2), as defined by GAAP. The fair value of our derivative instruments may switch between an asset and a liability depending on market circumstances at the end of the period. We include the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments is in a net asset position and the effect of our own nonperformance risk when the net fair value of our derivative instruments is in a net liability position.

For any derivative designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. For any derivative designated as a cash flow hedge, changes in the fair value of the derivative are recognized as a component of other comprehensive income (loss) (OCI) and are recognized in earnings when the hedged item affects earnings. For a hedge of a net investment, any unrealized gain or loss from the foreign currency revaluation of the hedging instrument is reported in OCI as a net unrealized gain or loss on derivative instruments. Upon termination of a net investment hedge, the net derivative gain/loss will remain in accumulated other comprehensive income (loss) (AOCI) until such time when earnings are impacted by a sale or liquidation of the associated operations. We classify cash flows from our derivative programs as cash flows from operating activities in the Consolidated Statements of Cash Flows.

Derivatives are not used for trading or speculative purposes. Our derivatives are with credit-worthy multinational commercial banks, with which we have master netting agreements; however, our derivative positions are not recognized on a net basis in the Consolidated Balance Sheets. There are no credit-risk related contingent features within our derivative instruments. Refer to "Note 7: Derivative Financial Instruments" and "Note 14: Shareholders' Equity" for further disclosures of our derivative instruments and their impact on OCI.

Property, Plant, and Equipment
Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 30 years for buildings and improvements and three years to 10 years for machinery and equipment, computers and software, and furniture. Leasehold improvements are capitalized and depreciated over the term of the applicable lease, including renewable periods if reasonably certain, or over the useful lives, whichever is shorter. Construction in process represents capital expenditures incurred for assets not yet placed in service. Costs related to internally developed software and software purchased for internal uses are capitalized and are amortized over the estimated useful lives of the assets. Repair and maintenance costs are recognized as incurred. We have no major planned maintenance activities.

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

Prepaid Debt Fees
Prepaid debt fees for term debt represent the capitalized direct costs incurred related to the issuance of debt and are recognized as a direct deduction from the carrying amount of the corresponding debt liability. We have elected to present prepaid debt fees for revolving debt within other long-term assets in the Consolidated Balance Sheets. These costs are amortized to interest expense over the terms of the respective borrowings, including contingent maturity or call features, using the effective interest method or the straight-line method when associated with a revolving credit facility. When debt is repaid early, the related portion of unamortized prepaid debt fees is written off and included in interest expense.

Business Combinations
On the date of acquisition, the assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree are recognized at their fair values. The acquiree's results of operations are also included as of the date of acquisition in our consolidated results. Intangible assets that arise from contractual/legal rights, or are capable of being separated, as well as in-process research and development (IPR&D), are measured and recognized at fair value, and amortized over the estimated useful life. IPR&D is not amortized until such time as the associated development projects are completed or terminated. If a development project is completed, the IPR&D is reclassified as a core technology intangible asset and amortized over its estimated useful life. If the development project is terminated, the recognized value of the associated IPR&D is immediately expensed. If practicable, assets acquired and liabilities assumed arising from contingencies are measured and recognized at fair value. If not practicable, such assets and liabilities are measured and recognized when it is probable that a gain or loss has occurred and the amount can be reasonably estimated. The residual balance of the purchase price, after fair value allocations to all identified assets and liabilities, represents goodwill. Acquisition-related costs are recognized as incurred. Integration costs associated with an acquisition are generally recognized in periods subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and acquired income tax uncertainties, including penalties and interest, after the measurement period are recognized as a component of the provision for income taxes. Our acquisitions may include contingent consideration, which require us to recognize the fair value of the estimated liability at the time of the acquisition. Subsequent changes in the estimate of the amount to be paid under the contingent consideration arrangement are recognized in the Consolidated Statements of Operations.

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

Leases - 2019
We adopted Accounting Standards Codification (ASC) 842, on January 1, 2019, which required that substantially all our leases be recognized on our Consolidated Balance Sheets as a right-of-use asset and corresponding lease liability. Since ASC 842 required modified retrospective adoption, operating leases were not recognized on our balance sheet prior to January 1, 2019.

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

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We use the rate implicit in the lease agreement when readily determinable. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate, which is the estimated rate of interest we expect to pay on a collateralized basis over a similar term, based on the information available at the lease commencement date. The Operating lease ROU asset also includes any lease payments made and is reduced by lease incentives received and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term.

We have lease agreements that include lease and nonlease components. When nonlease components are fixed, we have elected the practical expedient to account for lease and nonlease components as a single lease component, except for leases embedded in service contracts.

All leases with a lease term that is greater than one month are subject to recognition and measurement on the balance sheet, except where we have leases in service contracts with contract manufacturers. For leases with contract manufacturers, we have elected to utilize the short-term lease exemption.

Lease expense for variable lease payments, where the timing or amount of the payment is not fixed, are recognized when the obligation is incurred. Variable lease payments generally arise in our net lease arrangements where executory and other lease-related costs are billed to Itron when incurred by the lessor.

Goodwill and Intangible Assets
Goodwill and intangible assets may result from our business acquisitions. Intangible assets may also result from the purchase of assets and intellectual property in a transaction that does not qualify as a business combination. We use estimates, including estimates of useful lives of intangible assets, the amount and timing of related future cash flows, and fair values of the related operations, in determining the value assigned to goodwill and intangible assets. Our finite-lived intangible assets are amortized over their estimated useful lives based on estimated discounted cash flows, generally three years to ten years for core-developed technology and customer contracts and relationships. Finite-lived intangible assets are tested for impairment at the asset group level when events or changes in circumstances indicate the carrying value may not be recoverable. Indefinite-lived intangible assets are tested for impairment annually, when events or changes in circumstances indicate the asset may be impaired, or when their useful lives are determined to be no longer indefinite.

Goodwill is assigned to our reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics, including the forecasted discounted cash flows associated with each reporting unit. Each reporting unit corresponds with its respective operating segment. We test goodwill for impairment each year as of October 1, or more frequently should a significant impairment indicator occur. As part of the impairment test, we may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit, including goodwill, is less than its carrying amount, or if we elect to bypass the qualitative assessment, we would then proceed with the quantitative impairment test. The impairment test involves comparing the fair values of the reporting units to their carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the excess.

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

Contingencies
A loss contingency is recognized if it is probable that an asset has been impaired or a liability has been incurred, and the amount of the loss can be reasonably estimated. We evaluate, among other factors, the degree of probability of an unfavorable outcome and our ability to make a reasonable estimate of the amount of the ultimate loss. Loss contingencies that we determine to be reasonably possible, but not probable, are disclosed but not recognized. Legal costs to defend against contingent liabilities are recognized as incurred.

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

Defined Benefit Pension Plans
We sponsor both funded and unfunded defined benefit pension plans for certain international employees. We recognize a liability for the projected benefit obligation in excess of plan assets. We recognize an asset when plan assets exceed the projected benefit obligation. We also recognize the funded status of our defined benefit pension plans on our Consolidated Balance Sheets and recognize as a component of OCI, net of tax, the actuarial gains or losses and prior service costs or credits, if any, that arise during the period but that are not recognized as components of net periodic benefit cost. If actuarial gains and losses exceed ten percent of the greater of plan assets or plan liabilities, we amortize them over the employees' average future service period.

Share Repurchase Plans
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

Revenue Recognition - 2019 and 2018
On January 1, 2018, we adopted Revenue from Contracts with Customers (ASC 606), using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC 605, Revenue Recognition (ASC 605). Refer to our Revenue Recognition accounting policy described below and "Note 18: Revenues" for additional disclosures regarding our revenues from contracts with customers and the adoption of ASC 606.

The majority of our revenues consist primarily of hardware sales, but may also include the license of software, software implementation services, cloud services and SaaS, project management services, installation services, consulting services, post-sale maintenance support, and extended or customer-specific warranties. We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. In determining whether the definition of a contract has been met, we consider whether the arrangement creates enforceable rights and obligations, which involves evaluation of contractual terms that would allow for the customer to terminate the agreement. If the customer has the unilateral right to terminate the agreement without providing further consideration to us, the agreement would not be considered to meet the definition of a contract.

Many of our revenue arrangements involve multiple performance obligations as our hardware and services are often sold together. Separate contracts entered into with the same customer (or related parties of the customer) at or near the same time are accounted for as a single contract when one or more of the following criteria are met:
•The contracts are negotiated as a package with a single commercial objective;
•The amount of consideration to be paid in one contract depends on the price or performance of the other contract; or
•The goods or services promised in the contracts (or some goods or services promised in each of the contracts) are a single performance obligation.

Once the contract has been defined, we evaluate whether the promises in the contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment, and the decision to separate the combined or single contract into multiple performance obligations could change the amount of revenue and profit recognized in a given period. Some of our contracts contain a significant service of integrating, customizing or modifying goods or services in the contract, in which case the goods or services would be combined into a single performance obligation. It is common that we may promise to provide multiple distinct goods or services, in which case we separate the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services. For goods or services where we have observable standalone sales, the observable standalone sales are used to determine the standalone selling price. For the majority of our goods and services, we do not have observable standalone sales. As a result, we estimate the standalone selling price using either the adjusted market assessment approach or the expected cost plus a margin approach. Approaches used to estimate the standalone selling price for a given good or service will maximize the use of observable inputs and considers several factors, including our pricing practices, costs to provide a good or service, the type of good or service, and availability of other transactional data, among others.

We determine the estimated standalone selling prices of goods or services used in our allocation of arrangement consideration on an annual basis or more frequently if there is a significant change in our business or if we experience significant variances in our transaction prices.

Many of our contracts with customers include variable consideration, which can include liquidated damage provisions, rebates and volume and early payment discounts. Some of our contracts with customers contain clauses for liquidated damages related to the timing of delivery or milestone accomplishments, which could become material in an event of failure to meet the contractual deadlines. At the inception of the arrangement and on an ongoing basis, we evaluate the probability and magnitude of having to pay liquidated damages. We estimate variable consideration using the expected value method, taking into consideration contract terms, historical customer behavior, and historical sales. In the case of liquidated damages, we also take into consideration progress towards meeting contractual milestones, including whether milestones have not been achieved, specified rates, if applicable, stated in the contract, and history of paying liquidated damages to the customer or similar customers. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

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

Perpetual software licenses are considered to be a right to use intellectual property and are recognized at a point in time. Transfer of control is considered to be at the point at which it is available to the customer to download and use or upon receipt of customer acceptance. In certain contracts, software licenses may be sold with implementation services that include a significant service of integrating, customizing or modifying the software. In these instances, the software license is combined into single performance obligation with the implementation services and recognized over time as the implementation services are performed.

Hardware and software licenses (when not combined with professional services) are typically billed when shipped and revenue recognized at a point-in-time. As a result, the timing of revenue recognition and invoicing does not have a significant impact on contract assets and liabilities.

Professional services, which include implementation, project management, installation, and consulting services are recognized over time. We measure progress towards satisfying these performance obligations using input methods, most commonly based on the costs incurred in relation to the total expected costs to provide the service. We expect this method to best depict our performance in transferring control of services promised to the customer or represents a reasonable proxy for measuring progress. The estimate of expected costs to provide services requires judgment. Cost estimates take into consideration our historical experience and the specific scope requested by the customer and are updated quarterly. We may also offer professional services on a stand-ready basis over a specified period of time, in which case revenue would be recognized ratably over the term. Invoicing of these services is commensurate with performance and occurs on a monthly basis. As such, these services do not have a significant impact on contract assets and contract liabilities.

Cloud services and SaaS arrangements where customers have access to certain of our software within a cloud-based IT environment that we manage, host, and support are offered to customers on a subscription basis. Revenue for the cloud services and SaaS offerings are generally recognized over time, ratably over the contact term commencing with the date the services are made available to the customer.

Services, including professional services, cloud services, and SaaS arrangements, are commonly billed on a monthly basis in arrears and typically result in an unbilled receivable, which is not considered a contract asset as our right to consideration is unconditional.

Certain of our revenue arrangements include an extended or customer-specific warranty provision that covers all or a portion of a customer's replacement or repair costs beyond the standard warranty period. Whether or not the extended warranty is separately priced in the arrangement, such warranties are considered to be a separate good or service, and a portion of the transaction price is allocated to this extended warranty performance obligation. This revenue is recognized ratably over the extended warranty coverage period.

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

Payment terms with customers can vary by customer; however, amounts billed are typically payable within 30 to 90 days, depending on the destination country. We do not typically offer financing as part of our contracts with customers.

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

Revenue Recognition - 2017
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

Many of our revenue arrangements involve multiple deliverables, which combine two or more of the following: hardware, software, installation, and/or project management services. Separate contracts entered into with the same customer that meet certain criteria such as those that are entered into at or near the same time are evaluated as one single arrangement for purposes of applying multiple element arrangement revenue recognition. Revenue arrangements with multiple deliverables are divided into separate units of accounting at the inception of the arrangement and as each item in the arrangement is delivered. If the delivered item(s) has value to the customer on a standalone basis and delivery/performance of the undelivered item(s) is probable the total arrangement consideration is allocated among the separate units of accounting based on their relative fair values and the applicable revenue recognition criteria are then considered for each unit of accounting. The amount allocable to a delivered item is limited to the amount that we are entitled to collect and that is not contingent upon the delivery/performance of additional items. Revenues for each deliverable are then recognized based on the type of deliverable, such as (1) when the products are shipped, (2) services are delivered, (3) percentage-of-completion for implementation services, (4) upon receipt of customer acceptance, or 5) transfer of title and risk of loss. The majority of our revenue is recognized when products are shipped to or received by a customer or when services are provided.

Hardware revenues are generally recognized at the time of shipment, receipt by the customer, or, if applicable, upon completion of customer acceptance provisions.

Under contract accounting where revenue is recognized using percentage of completion, the cost to cost method is used to measure progress to completion. Revenue from network software and services are recognized using the units-of-delivery method of contract accounting, as network design services and network software are essential to the functionality of the related hardware (network) for certain contracts. This methodology results in the deferral of costs and revenues as professional services and software implementation commence prior to deployment of hardware.

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

Certain of our revenue arrangements include an extended or customer-specific warranty provision that covers all or a portion of a customer's replacement or repair costs beyond the standard warranty period. Whether or not the extended warranty is separately priced in the arrangement, a portion of the arrangement's total consideration is allocated to this extended warranty deliverable. This revenue is deferred and recognized over the extended warranty coverage period. Extended or customer-specific warranties do not represent a significant portion of our revenue.

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

Unearned revenue is recognized when a customer pays for products or services, but the criteria for revenue recognition have not been met as of the balance sheet date. Unearned revenue related primarily to professional services and software associated with our smart metering contracts, extended or customer-specific warranty, and prepaid post-contract support. Deferred costs are recognized for products or services for which ownership (typically defined as title and risk of loss) has transferred to the customer, but the criteria for revenue recognition have not been met as of the balance sheet date. Deferred costs are recognized within other assets in the Consolidated Balance Sheets.

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

Stock-Based Compensation
We grant various stock-based compensation awards to our officers, employees, and Board of Directors with service, performance, and market vesting conditions, including stock options, restricted stock units, phantom stock units, and unrestricted stock units (awards). We measure and recognize compensation expense for all awards based on estimated fair values. For awards with only a service condition, we expense stock-based compensation using the straight-line method over the requisite service period for the entire award. For awards with service and performance conditions where vesting is probable, we expense the stock-based compensation on a straight-line basis over the requisite service period for each separately vesting portion of the award. For awards with a market condition, we expense the fair value over the requisite service period. We have elected to account for forfeitures of any awards in stock-based compensation expense prospectively as they occur.

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

Phantom stock units are a form of share-based award that are indexed to our stock price and are settled in cash upon vesting and accounted for as liability-based awards. Fair value is remeasured at the end of each reporting period based on the market close price of our common stock. Phantom stock units vest over a maximum period of three years. Since phantom stock units are settled in cash, compensation expense recognized over the vesting period will vary based on changes in the fair value of the awards.

The fair value of unrestricted stock awards is the market close price of our common stock on the date of grant, and the awards are deemed fully vested. We expense stock-based compensation at the date of grant for unrestricted stock awards.

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

Foreign Exchange
Our consolidated financial statements are reported in U.S. dollars. Assets and liabilities of international subsidiaries with non-U.S. dollar functional currencies are translated to U.S. dollars at the exchange rates in effect on the balance sheet date, or the last business day of the period, if applicable. Revenues and expenses for each subsidiary are translated to U.S. dollars using an average rate for the relevant reporting period. Translation adjustments resulting from this process are included, net of tax, in OCI. Gains and losses that arise from exchange rate fluctuations for monetary asset and liability balances that are not denominated in an entity's functional currency are included within other income (expense), net in the Consolidated Statements of Operations. Currency gains and losses of intercompany balances deemed to be long-term in nature or designated as a hedge of the net investment in international subsidiaries are included, net of tax, in OCI. Foreign currency losses, net of hedging, of $5.5 million, $3.0 million, and $5.1 million were included in other expenses, net, for the years ended December 31, 2019, 2018, and 2017, respectively.

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

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) (ASU 2016-02), which required that substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including leases previously accounted for as operating leases. The new standard also resulted in enhanced quantitative and qualitative disclosures, including judgments made by management, to provide greater insight into the extent of revenue and expense recognized and expected to be recognized from existing leases. The standard required modified retrospective adoption. We adopted ASC 842, as amended, on January 1, 2019, and it resulted in the recognition of operating lease right-of-use assets, other current liabilities, and operating lease liabilities of $74.6 million, $14.5 million, and $61.5 million, respectively, and a decrease in other current assets and other long-term obligations of $1.5 million and $2.9 million, respectively.

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, the standard requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in ASC 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The standard also requires us to amortize the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. We adopted ASU 2018-15 as of January 1, 2019, and it did not have a material impact on our financial position, results of operations, or cash flows. We classify the capitalized implementation costs as prepaid assets, within other current assets and other long-term assets on our Consolidated Balance Sheets.

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

Recent Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) (ASU 2016-13), which replaces the incurred loss impairment methodology in current GAAP with a methodology based on expected credit losses. This estimate of expected credit losses uses a broader range of reasonable and supportable information. This change will result in earlier recognition of credit losses and immaterial modifications to our allowance for doubtful accounts. The FASB also issued codification improvements and transition relief in ASU 2019-04, ASU 2019-05 and ASU 2019-11, hereafter referred to as ASC 326. We will adopt ASC 326, as amended, on January 1, 2020. We do not anticipate that the adoption of ASC 326 will have a material impact on our consolidated financial position, results of operations, or cash flows, but are still evaluating the potential impact.

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

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans (ASU 2018-14), which amends the disclosure requirements under ASC 715-20, Compensation-Retirement Benefits-Defined Benefit Plans. ASU 2018-14 is effective for our financial reporting in 2020. We are currently evaluating the impact this standard will have on our consolidated financial statement disclosures for our defined benefit plans.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (ASU 2019-12), which modifies certain provisions of ASC 740, Income Taxes, in an effort to reduce the complexity of accounting for income taxes. ASU 2019-12 is effective for us beginning with our interim financial reports for the first quarter of 2021. We are currently evaluating the effects and do not believe this standard will have a material impact on our consolidated financial position, results of operations, or cash flows.

Note 2:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (EPS):

	Year Ended December 31,
In thousands, except per share data	2019	2018	2017
Net income (loss) available to common shareholders	$49,006	$(99,250)	$57,298

Weighted average common shares outstanding - Basic	39,556	39,244	38,655
Dilutive effect of stock-based awards	424	—	732
Weighted average common shares outstanding - Diluted	39,980	39,244	39,387
Earnings (loss) per common share - Basic	$1.24	$(2.53)	$1.48
Earnings (loss) per common share - Diluted	$1.23	$(2.53)	$1.45

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase our common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise and future compensation cost associated with the stock award. Approximately 0.4 million, 1.1 million, and 0.2 million shares related to stock-based awards were excluded from the calculation of diluted EPS for the years ended December 31, 2019, 2018, and 2017, respectively, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.
Note 3:    Certain Balance Sheet Components

A summary of accounts receivable from contracts with customers is as follows:

Accounts receivable, net
In thousands	December 31, 2019	December 31, 2018
Trade receivables (net of allowance of $3,064 and $6,331)	$415,887	$416,503
Unbilled receivables	57,038	20,658
Total accounts receivable, net	$472,925	$437,161

Allowance for doubtful account activity	Year Ended December 31,
In thousands	2019	2018	2017
Beginning balance	$6,331	$3,957	$3,320
Provision for (release of) doubtful accounts, net	(1,511)	3,874	1,656
Accounts written-off	(1,749)	(1,281)	(1,351)
Effect of change in exchange rates	(7)	(219)	332
Ending balance	$3,064	$6,331	$3,957

Inventories
In thousands	December 31, 2019	December 31, 2018
Raw materials	$120,861	$133,398
Work in process	11,105	9,744
Finished goods	95,930	77,532
Total inventories	$227,896	$220,674

Property, plant, and equipment, net
In thousands	December 31, 2019	December 31, 2018
Machinery and equipment	$323,003	$315,974
Computers and software	109,924	104,290
Buildings, furniture, and improvements	149,471	146,071
Land	14,988	14,980
Construction in progress, including purchased equipment	54,490	49,682
Total cost	651,876	630,997
Accumulated depreciation	(418,648)	(404,446)
Property, plant, and equipment, net	$233,228	$226,551

Depreciation expense	Year Ended December 31,
In thousands	2019	2018	2017
Depreciation expense	$50,114	$50,784	$42,430

Note 4:    Intangible Assets and Liabilities

The gross carrying amount and accumulated amortization (accretion) of our intangible assets and liabilities, other than goodwill, are as follows:

	December 31, 2019			December 31, 2018
In thousands	Gross Assets	Accumulated (Amortization) Accretion	Net	Gross Assets	Accumulated (Amortization) Accretion	Net
Intangible Assets
Core-developed technology	$507,669	$(458,109)	$49,560	$507,100	$(429,955)	$77,145
Customer contracts and relationships	381,288	(251,509)	129,779	379,614	(212,538)	167,076
Trademarks and trade names	78,837	(73,732)	5,105	78,746	(69,879)	8,867
Other	12,020	(11,367)	653	12,600	(11,205)	1,395
Total intangible assets subject to amortization	979,814	(794,717)	185,097	978,060	(723,577)	254,483
In-process research and development	—		—	3,100		3,100
Total intangible assets	$979,814	$(794,717)	$185,097	$981,160	$(723,577)	$257,583

Intangible Liabilities
Customer contracts and relationships	$(23,900)	$13,450	$(10,450)	$(23,900)	$5,217	$(18,683)

A summary of the intangible assets and liabilities account activity is as follows:

	Year Ended December 31,
In thousands	2019	2018
Beginning balance, intangible assets, gross	$981,160	$769,851
Intangible assets acquired	—	242,039
Effect of change in exchange rates	(1,346)	(30,730)
Ending balance, intangible assets, gross	$979,814	$981,160

Beginning balance, intangible liabilities, gross	$(23,900)	$—
Intangible liabilities acquired	—	(23,900)
Effect of change in exchange rates	—	—
Ending balance, intangible liabilities, gross	$(23,900)	$(23,900)

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

Estimated future annual amortization (accretion) is as follows:

Year Ending December 31,	Amortization	Accretion	Estimated Annual Amortization, net
In thousands
2020	$53,028	$(8,028)	$45,000
2021	37,705	(1,963)	35,742
2022	27,346	(459)	26,887
2023	19,785	—	19,785
2024	15,612	—	15,612
Thereafter	31,621	—	31,621
Total intangible assets subject to amortization	$185,097	$(10,450)	$174,647

Amortization Expense	Year Ended December 31,
In thousands	2019	2018	2017
Amortization expense	$64,286	$71,713	$20,785

We have recognized amortization expense within operating expenses in the Consolidated Statements of Operations. These expenses relate to intangible assets acquired and liabilities assumed as part of business combinations.

Note 5:    Goodwill

The following table reflects changes in the carrying amount of goodwill for the years ended December 31, 2019 and 2018:

In thousands	Device Solutions	Networked Solutions	Outcomes	Total Company

Goodwill balance at January 1, 2018	$56,195	$455,382	$44,185	$555,762

Goodwill acquired	—	475,570	100,180	575,750
Effect of change in exchange rates	(936)	(12,457)	(1,586)	(14,979)

Goodwill balance at December 31, 2018	55,259	918,495	142,779	1,116,533

Goodwill acquired	—	(4,938)	(1,040)	(5,978)
Effect of change in exchange rates	(329)	(5,469)	(850)	(6,648)

Goodwill balance at December 31, 2019	$54,930	$908,088	$140,889	$1,103,907

The accumulated goodwill impairment losses at December 31, 2019 and 2018 were $676.5 million. The goodwill impairment losses were originally recognized in 2011 and 2013.

Note 6:    Debt

The components of our borrowings are as follows:

In thousands	December 31, 2019	December 31, 2018
Credit facility
USD denominated term loan	$550,156	$637,813
Multicurrency revolving line of credit	—	—
Senior notes	400,000	400,000
Total debt	950,156	1,037,813
Less: current portion of debt (1)	—	28,438
Less: unamortized prepaid debt fees - term loan	3,661	4,859
Less: unamortized prepaid debt fees - senior notes	14,013	16,331
Long-term debt, net	$932,482	$988,185
(1)During 2019 we made debt prepayments on the term loan in excess of required principal payments, reducing the current portion of debt to zero at December 31, 2019.

Credit Facility
On October 18, 2019 we amended our credit facility that was initially entered on January 5, 2018 (together with the amendment, the "2018 credit facility"). The 2018 credit facility provides for committed credit facilities in the amount of $1.2 billion U.S. dollars. The 2018 credit facility consists of a $650 million U.S. dollar term loan (the term loan) and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million standby letter of credit sub-facility and a $50 million swingline sub-facility. The October 18, 2019, amendment extended the maturity date to October 18, 2024 and re-amortized the term loan based on the new balance as of the amendment date. The amendment also modified the required interest payments and made it based on total net leverage instead of total leverage. Amounts not borrowed under the revolver are subject to a commitment fee, which is paid in arrears on the last day of each fiscal quarter, ranging from 0.15% to 0.25% and drawn amounts are subject to a margin ranging from 1.00% to 1.75%. Both the term loan and the revolver can be repaid without penalty. Amounts repaid on the term loan may not be reborrowed and amounts borrowed under the revolver may be repaid and reborrowed until the revolver's maturity, at which time all outstanding loans together with all accrued and unpaid interest must be repaid.

The 2018 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, British pounds, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2018 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries, including a pledge of their related assets. This includes a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2018 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2018 credit facility includes debt covenants, which contain certain financial thresholds and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the 2018 credit facility at December 31, 2019.

Under the 2018 credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total leverage ratio as defined in the credit agreement. The applicable rates per annum may be based on either: (1) the LIBOR rate or EURIBOR rate (subject to a floor of 0%), plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 0.50%, or (iii) one month LIBOR plus 1%. At December 31, 2019, the interest rates for both the term loan and the revolver was 3.30%, which includes the LIBOR rate plus a margin of 1.50%.

At December 31, 2019, no amount was outstanding under the 2018 credit facility revolver, and $41.1 million was utilized by outstanding standby letters of credit, resulting in $458.9 million available for additional borrowings or standby letters of credit. At December 31, 2019, $258.9 million was available for additional standby letters of credit under the letter of credit sub-facility and no amounts were outstanding under the swingline sub-facility.

Senior Notes
On December 22, 2017 and January 19, 2018, we issued $300 million and $100 million, respectively, of aggregate principal amount of 5.00% senior notes maturing January 15, 2026 (Senior Notes). The proceeds were used to refinance existing indebtedness related to the acquisition of SSNI, pay related fees and expenses, and for general corporate purposes. Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our subsidiaries that guarantee the senior credit facilities.

Prior to maturity we may redeem some or all of the Senior Notes, together with accrued and unpaid interest, if any, plus a "make-whole" premium. On or after January 15, 2021, we may redeem some or all of the Senior Notes at any time at declining redemption prices equal to 102.50% beginning on January 15, 2021, 101.25% beginning on January 15, 2022 and 100.00% beginning on January 15, 2023 and thereafter to the applicable redemption date. In addition, before January 15, 2021, and subject to certain conditions, we may redeem up to 35% of the aggregate principal amount of Senior Notes with the net proceeds of certain equity offerings at 105.00% thereof to the date of redemption; provided that (i) at least 65% of the aggregate principal amount of Senior Notes remains outstanding after such redemption and (ii) the redemption occurs within 60 days of the closing of any such equity offering.

Debt Maturities
The amount of required minimum principal payments on our long-term debt in aggregate over the next five years, are as follows:

Year Ending December 31,	Minimum Payments
In thousands
2020	$—
2021	32,422
2022	44,063
2023	44,063
2024	429,608
Thereafter	400,000
Total minimum payments on debt	$950,156

Note 7:    Derivative Financial Instruments

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Refer to "Note 1: Summary of Significant Accounting Policies", "Note 14: Shareholders' Equity", and "Note 15: Fair Values of Financial Instruments" for additional disclosures on our derivative instruments.

The fair values of our derivative instruments are determined using the income approach and significant other observable inputs (are classified as "Level 2" in the fair value hierarchy). We have used observable market inputs based on the type of derivative and the nature of the underlying instrument. The key inputs include interest rate yield curves (swap rates and futures) and foreign exchange spot and forward rates, all of which are available in an active market. We have utilized the mid-market pricing convention for these inputs. We include, as a discount to the derivative asset, the effect of our counterparty credit risk based on current published credit default swap rates when the net fair value of our derivative instruments is in a net asset position. We consider our own nonperformance risk when the net fair value of our derivative instruments is in a net liability position by discounting our derivative liabilities to reflect the potential credit risk to our counterparty through applying a current market indicative credit spread to all cash flows.

The fair values of our derivative instruments are as follows:

Derivatives Assets	Balance Sheet Location	December 31, 2019	December 31, 2018
Derivatives designated as hedging instruments under Subtopic ASC 815-20		In thousands
Interest rate swap contracts	Other current assets	$174	$1,866
Interest rate cap contracts	Other current assets	1	535
Cross currency swap contract	Other current assets	1,156	1,631
Interest rate swap contracts	Other long-term assets	—	746
Interest rate cap contracts	Other long-term assets	—	251
Cross currency swap contract	Other long-term assets	2,870	1,339
Derivatives not designated as hedging instruments under Subtopic ASC 815-20
Foreign exchange forward contracts	Other current assets	96	157
Total asset derivatives		$4,297	$6,525

Derivatives Liabilities
Derivatives not designated as hedging instruments under Subtopic ASC 815-20
Foreign exchange forward contracts	Other current liabilities	$162	$337

The changes in AOCI, net of tax, for our derivative and nonderivative instruments designated as hedging instruments, net of tax, were as follows:

In thousands	2019	2018	2017
Net unrealized loss on hedging instruments at January 1,	$(13,179)	$(13,414)	$(14,337)
Unrealized gain (loss) on derivative instruments	4,061	2,586	360
Realized (gains) losses reclassified into net income (loss)	(5,985)	(2,351)	563
Net unrealized loss on hedging instruments at December 31,	$(15,103)	$(13,179)	$(13,414)

Reclassification of amounts related to hedging instruments are included in interest expense in the Consolidated Statements of Operations. Included in the net unrealized gain (loss) on hedging instruments at December 31, 2019 and 2018 is a loss of $14.4 million, net of tax, related to our nonderivative net investment hedge, which terminated in 2011. This loss on our net investment hedge will remain in AOCI until such time as earnings are impacted by a sale or liquidation of the associated foreign operation.

A summary of the potential effect of netting arrangements on our financial position related to the offsetting of our recognized derivative assets and liabilities under master netting arrangements or similar agreements is as follows:

Offsetting of Derivative Assets	Gross Amounts of Recognized Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
In thousands		Derivative Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2019	$4,297	$(56)	$—	$4,241
December 31, 2018	6,525	(103)	—	6,422

Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
In thousands		Derivative Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2019	$162	$(56)	$—	$106
December 31, 2018	337	(103)	—	234

Our derivative assets and liabilities subject to netting arrangements consist of foreign exchange forward and interest rate contracts with five counterparties at December 31, 2019 and 2018. No derivative asset or liability balance with any of our counterparties was individually significant at December 31, 2019 or 2018. Our derivative contracts with each of these counterparties exist under agreements that provide for the net settlement of all contracts through a single payment in a single currency in the event of default. We have no pledges of cash collateral against our obligations, and we have not received pledges of cash collateral from our counterparties under the associated derivative contracts.

Cash Flow Hedges
As a result of our floating rate debt, we are exposed to variability in our cash flows from changes in the applicable interest rate index. We enter into interest rate caps and swaps to reduce the variability of cash flows from increases in the LIBOR based borrowing rates on our floating rate credit facility. These instruments do not protect us from changes to the applicable margin under our credit facility. At December 31, 2019, our LIBOR-based debt balance was $550.2 million.

In October 2015, we entered into an interest rate swap, which is effective from August 31, 2016 to June 23, 2020, and converts $214 million of our LIBOR based debt from a floating LIBOR interest rate to a fixed interest rate of 1.42% (excluding the applicable margin on the debt). The notional balance will amortize to maturity at the same rate as required minimum payments on our term loan. Changes in the fair value of the interest rate swap are recognized as a component of other comprehensive income (OCI) and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as an adjustment to interest expense along with the earnings effect of the hedged item. The amount of net gains (loss) expected to be reclassified into earnings in the next 12 months is $0.2 million.

In November 2015, we entered into three interest rate cap contracts with a total notional amount of $100 million at a cost of $1.7 million. The interest rate cap contracts expire on June 23, 2020 and were entered into in order to limit our interest rate exposure on $100 million of our variable LIBOR based debt up to 2.00%. In the event LIBOR is higher than 2.00%, we will pay interest at the capped rate of 2.00% with respect to the $100 million notional amount of such agreements. The interest rate cap contracts do not include the effect of the applicable margin. As of December 31, 2016, due to the accelerated revolver payments from surplus cash, we elected to de-designate two of the interest rate cap contracts as cash flow hedges and discontinued the use of cash flow hedge accounting. The amounts recognized in AOCI from de-designated interest rate cap contracts were maintained in AOCI as the forecasted transactions were still probable to occur, and subsequent changes in fair value were recognized within interest expense. In April 2018, due to increases in our total LIBOR-based debt, we elected to re-designate the two interest rate cap contracts as cash flow hedges. Future changes in the fair value of these instruments will be recognized as a component of OCI, and these changes together with amounts previously maintained in AOCI will be recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as an adjustment to interest expense along with the earnings effect of the hedged item. The amount of net losses expected to be reclassified into earnings for all interest rate cap contracts in the next 12 months is $0.4 million.

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

As a result of our forecasted inventory purchases in a non-functional currency, we are exposed to foreign exchange risk. We hedge portions of these purchases. During January 2019, we entered into foreign exchange option contracts for a total notional amount of $72 million at a cost of $1.3 million. The contracts matured ratably throughout the year with final maturity in October 2019. Changes in the fair value of the option contracts were recognized as a component of OCI and were recognized in product cost of revenues when the hedged item affected earnings. As of December 31, 2019, there are no more outstanding foreign exchange option contracts.

The before-tax effects of our accounting for derivative instruments designated as hedges on the Consolidated Balance Sheets and the Consolidated Statements of Operations for the year ended December 31, were as follows:

Derivatives in Subtopic ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative			Gain (Loss) Reclassified from AOCI into Income
				Location	Amount
In thousands	2019	2018	2017	In thousands	2019	2018	2017
Interest rate swap contracts	$(987)	$1,306	$768	Interest expense	$1,451	$1,065	$(706)
Interest rate cap contracts	995	18	(183)	Interest expense	1,046	(439)	(210)
Foreign exchange options	1,141	—	—	Product cost of revenues	1,141	—	—
Cross currency swap contract	3,022	1,584	—	Interest expense	1,632	949	—
Cross currency swap contract	—	—	—	Other income (expense), net	1,335	932	—

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized in other income and expense. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of December 31, 2019, a total of 48 contracts were offsetting our exposures from the euro, Canadian dollar, Chinese yuan, Indonesian rupiah, Pound sterling, Brazilian real, and various other currencies, with notional amounts ranging from $109,000 to $26.4 million.

The effects of our derivative instruments not designated as hedges on the Consolidated Statements of Operations for the year ended December 31, were as follows:

Derivatives Not Designated as Hedging Instrument under Subtopic ASC 815-20	Location	Gain (Loss) Recognized in Income on Derivatives
In thousands		2019	2018	2017
Foreign exchange forward contracts	Other income (expense), net	$(2,425)	$3,448	$(6,281)
Interest rate cap contracts	Interest expense	—	377	(274)

We will continue to monitor and assess our interest rate and foreign exchange risk and may institute additional derivative instruments to manage such risk in the future.

Note 8:    Defined Benefit Pension Plans

We sponsor both funded and unfunded defined benefit pension plans offering death and disability, retirement, and special termination benefits for certain of our international employees, primarily in Germany, France, India, Indonesia, and Italy. The defined benefit obligation is calculated annually by using the projected unit credit method. The measurement date for the pension plans was December 31, 2019.

The following tables set forth the components of the changes in benefit obligations and fair value of plan assets:

	Year Ended December 31,
In thousands	2019	2018
Change in benefit obligation:
Benefit obligation at January 1,	$105,570	$110,820
Service cost	3,711	4,034
Interest cost	2,278	2,324
Actuarial (gain) loss	8,798	(2,497)
Benefits paid	(2,970)	(3,018)
Foreign currency exchange rate changes	(1,984)	(5,110)
Curtailment	(36)	(694)
Settlement	(234)	(413)
Other	(915)	124
Benefit obligation at December 31,	$114,218	$105,570

Change in plan assets:
Fair value of plan assets at January 1,	$11,890	$12,834
Actual return on plan assets	1,134	(54)
Company contributions	289	465
Benefits paid	(411)	(392)
Foreign currency exchange rate changes	(237)	(963)
Fair value of plan assets at December 31,	12,665	11,890
Net pension benefit obligation at fair value	$101,553	$93,680

Amounts recognized on the Consolidated Balance Sheets consist of:

	December 31,
In thousands	2019	2018
Assets
Plan assets in other long-term assets	$44	$572

Liabilities
Current portion of pension benefit obligation in wages and benefits payable	2,885	2,730
Long-term portion of pension benefit obligation	98,712	91,522

Pension benefit obligation, net	$101,553	$93,680

Amounts recognized in OCI (pre-tax) are as follows:

	Year Ended December 31,
In thousands	2019	2018	2017
Net actuarial (gain) loss	$8,762	$(3,191)	$(3,209)
Settlement (gain) loss	(250)	(1)	2
Curtailment (gain) loss	—	(1)	586
Plan asset (gain) loss	(526)	724	(192)
Amortization of net actuarial loss	(1,648)	(1,533)	(2,308)
Amortization of prior service cost	(68)	(61)	(62)
Other	(160)	124	—
Other comprehensive (income) loss	$6,110	$(3,939)	$(5,183)

If actuarial gains and losses exceed ten percent of the greater of plan assets or plan liabilities, we amortize them over the employees' average future service period. The estimated net actuarial loss and prior service cost that will be amortized from AOCI into net periodic benefit cost during 2020 is $1.9 million.

Net periodic pension benefit cost for our plans include the following components:

	Year Ended December 31,
In thousands	2019	2018	2017
Service cost	$3,711	$4,034	$3,968
Interest cost	2,278	2,324	2,264
Expected return on plan assets	(608)	(670)	(594)
Amortization of prior service costs	68	61	62
Amortization of actuarial net loss	1,648	1,533	2,308
Settlement	250	1	(2)
Curtailment	—	1	(586)
Net periodic benefit cost	$7,347	$7,284	$7,420

The components of net periodic benefit cost, other than the service cost component, are included in total other income (expense) on the Consolidated Statements of Operations.

The significant actuarial weighted average assumptions used in determining the benefit obligations and net periodic benefit cost for our benefit plans are as follows:

	Year Ended December 31,
	2019	2018	2017
Actuarial assumptions used to determine benefit obligations at end of period:
Discount rate	1.76%	2.24%	2.21%
Expected annual rate of compensation increase	3.76%	3.60%	3.64%
Actuarial assumptions used to determine net periodic benefit cost for the period:
Discount rate	2.24%	2.21%	2.18%
Expected rate of return on plan assets	5.19%	5.58%	5.58%
Expected annual rate of compensation increase	3.60%	3.64%	3.65%

We determine a discount rate for our plans based on the estimated duration of each plan's liabilities. For euro denominated defined benefit pension plans, which represent 93% of our benefit obligation, we use discount rates with consideration of the duration of each of the plans, using a hypothetical yield curve developed from euro-denominated AA-rated corporate bond issues. These bonds are assigned different weights to adjust their relative influence on the yield curve, and the highest and lowest yielding 10% of bonds are excluded within each maturity group. The discount rates used, depending on the duration of the plans, were between 0.25% and 2.00%.

Our expected rate of return on plan assets is derived from a study of actual historic returns achieved and anticipated future long-term performance of plan assets, specific to plan investment asset category. While the study primarily gives consideration to recent insurers' performance and historical returns, the assumption represents a long-term prospective return.

The total accumulated benefit obligation for our defined benefit pension plans was $105.1 million and $97.3 million at December 31, 2019 and 2018, respectively.

The total obligations and fair value of plan assets for plans with projected benefit obligations and accumulated benefit obligations exceeding the fair value of plan assets are as follows:

In thousands	December 31,
	2019	2018
Projected benefit obligation	$110,656	$103,059
Accumulated benefit obligation	101,611	94,831
Fair value of plan assets	9,059	8,807

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

The fair values of our plan investments by asset category are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)
In thousands	December 31, 2019
Cash	$926	$926	$—
Insurance funds	8,133	—	8,133
Other securities	3,606	—	3,606
Total fair value of plan assets	$12,665	$926	$11,739

In thousands	December 31, 2018
Cash	$787	$787	$—
Insurance funds	8,020	—	8,020
Other securities	3,083	—	3,083
Total fair value of plan assets	$11,890	$787	$11,103

The following tables present a reconciliation of Level 3 assets held during the years ended December 31, 2019 and 2018.

In thousands	Balance at January 1, 2019	Net Realized and Unrealized Gains	Net Purchases, Issuances, Settlements, and Other	Effect of Foreign Currency	Balance at December 31, 2019
Insurance funds	$8,020	$282	$(27)	$(142)	$8,133
Other securities	3,083	814	(160)	(131)	3,606
Total	$11,103	$1,096	$(187)	$(273)	$11,739

In thousands	Balance at January 1, 2018	Net Realized and Unrealized Gains	Net Purchases, Issuances, Settlements, and Other	Effect of Foreign Currency	Balance at December 31, 2018
Insurance funds	$8,384	$(158)	$141	$(347)	$8,020
Other securities	3,661	123	(141)	(560)	3,083
Total	$12,045	$(35)	$—	$(907)	$11,103

As the plan assets and contributions are not significant to our total company assets, no further disclosures are considered material.

Annual benefit payments for the next 10 years, including amounts to be paid from our assets for unfunded plans and reflecting expected future service, as appropriate, are expected to be paid as follows:

Year Ending December 31,	Estimated Annual Benefit Payments
In thousands
2020	$3,828
2021	3,463
2022	3,861
2023	4,176
2024	5,141
2025-2029	27,701

Note 9:    Stock-Based Compensation

We grant stock-based compensation awards under the Second Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan), including stock options, restricted stock units, phantom stock, and unrestricted stock units. In the Stock Incentive Plan, we have 12,623,538 shares of common stock reserved and authorized for issuance subject to stock splits, dividends, and other similar events. At December 31, 2019, 5,977,990 shares were available for grant under the Stock Incentive Plan. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied. These shares are subject to a fungible share provision such that the authorized share reserve is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

As part of the acquisition of SSNI, we reserved and authorized 2,299,591 shares, collectively, of Itron common stock to be issued under the Stock Incentive Plan for certain SSNI common stock awards that were converted to Itron common stock awards on January 5, 2018 (Acquisition Date) pursuant to the Agreement and Plan of Merger or were available for issuance pursuant to future awards under the Silver Spring Networks, Inc. 2012 Equity Incentive Plan (SSNI Plan). New stock-based compensation awards originally from the SSNI Plan may only be made to individuals who were not employees of Itron as of the Acquisition Date. Notwithstanding the foregoing, there is no fungible share provision for shares originally from the SSNI Plan.

We also periodically award phantom stock units, which are settled in cash upon vesting and accounted for as liability-based awards with no impact to the shares available for grant.

In addition, we maintain the ESPP, for which 232,563 shares of common stock were available for future issuance at December 31, 2019.

Unrestricted stock and ESPP activity for the years ended December 31, 2019, 2018, and 2017 was not significant.

Stock-Based Compensation Expense
Total stock-based compensation expense and the related tax benefit were as follows:

	Year Ended December 31,
In thousands	2019	2018	2017
Stock options	$1,770	$3,675	$2,695
Restricted stock units	24,560	26,859	17,738
Unrestricted stock awards	630	729	974
Phantom stock units	3,301	2,165	1,747
Total stock-based compensation	$30,261	$33,428	$23,154

Related tax benefit	$5,390	$6,019	$5,034

Stock Options
A summary of our stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	In thousands		Years	In thousands
Outstanding, January 1, 2017	959	$45.64	6.6	$19,125
Granted	135	65.94			$21.99
Exercised	(41)	39.92		$1,071
Forfeited	(35)	47.38
Expired	(62)	70.12
Outstanding, December 31, 2017	956	$47.10	6.3	$21,965

Converted upon acquisition	42	$51.86			$14.86
Granted	122	68.21			$24.29
Exercised	(152)	38.99		$4,520
Forfeited	(7)	60.03
Expired	(66)	95.31
Outstanding, December 31, 2018	895	$47.93	6.2	$4,806

Granted	76	$76.55			$26.20
Exercised	(489)	43.55		$15,759
Forfeited	(13)	67.34
Expired	(11)	66.24
Outstanding, December 31, 2019	458	$56.38	7.0	$12,641

Exercisable, December 31, 2019	272	$46.37	5.8	$10,223

At December 31, 2019, total unrecognized stock-based compensation expense related to unvested stock options was $2.5 million, which is expected to be recognized over a weighted average period of approximately 2.3 years.

The weighted-average assumptions used to estimate the fair value of stock options granted and the resulting weighted average fair value are as follows:

	Year Ended December 31,
	2019	2018	2017
Expected volatility	31.7%	30.5%	32.5%
Risk-free interest rate	1.7%	2.8%	2.0%
Expected term (years)	6.1	6.1	5.5

Restricted Stock Units
The following table summarizes restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	In thousands		In thousands
Outstanding, January 1, 2017	701
Granted	273	$50.95
Released	(372)		$14,219
Forfeited	(46)
Outstanding, December 31, 2017	556	$47.68

Converted upon acquisition	579	$69.40
Granted	387	$57.48
Released	(593)		$32,567
Forfeited	(112)
Outstanding, December 31, 2018	817	$59.70

Granted	404	$62.97
Released	(471)	$62.28	$29,304
Forfeited	(66)	$66.12
Outstanding, December 31, 2019	684	$64.38

Vested but not released, December 31, 2019	72		$6,037

At December 31, 2019, total unrecognized compensation expense on restricted stock units was $32.1 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

The weighted-average assumptions used to estimate the fair value of performance-based restricted stock units granted with a service and market condition and the resulting weighted average fair value are as follows:

	Year Ended December 31,
	2019	2018	2017
Expected volatility	31.4%	28.0%	28.0%
Risk-free interest rate	2.5%	2.2%	1.0%
Expected term (years)	1.6	2.1	1.7

Weighted average grant date fair value	$61.25	$78.56	$77.75

Phantom Stock Units
The following table summarizes phantom stock unit activity:

	Number of Phantom Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	In thousands		In thousands
Outstanding, January 1, 2017	62
Granted	32	$65.55
Released	(20)		$1,310
Forfeited	(11)
Outstanding, December 31, 2017	63

Outstanding, January 1, 2018	63
Converted upon acquisition	21
Granted	41	$66.67
Released	(35)		$2,409
Forfeited	(7)
Outstanding, December 31, 2018	83

Outstanding, January 1, 2019	83	$61.80
Granted	55	$60.49
Released	(42)	$57.13	$2,625
Forfeited	(7)	$66.09
Outstanding, December 31, 2019	89	$62.85

At December 31, 2019, total unrecognized compensation expense on phantom stock units was $5.3 million, which is expected to be recognized over a weighted average period of approximately 2.1 years. As of December 31, 2019 and 2018, we have recognized a phantom stock liability of $2.3 million and $1.5 million, respectively, within wages and benefits payable in the Consolidated Balance Sheets.
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

	Year Ended December 31,
In thousands	2019	2018	2017
Defined contribution plans expense	$17,882	$11,593	$11,709

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

	Year Ended December 31,
In thousands	2019	2018	2017
Bonus and profit sharing plans expense	$48,435	$15,466	$40,005

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

On December 22, 2017, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company's accounting for certain income tax effects of the Tax Act is incomplete but is able to determine a reasonable estimate, it must recognize a provisional estimate in the financial statements. Pursuant to SAB 118, we recognized provisional estimates for the impact of the Tax Act in 2017. This included a one-time tax charge of $30.4 million to remeasure our deferred tax assets as a result of these legislative changes. We have completed our accounting for the Tax Act, and we did not make any material adjustments to these provisional amounts for the year ended December 31, 2018.

The following table summarizes the provision (benefit) for U.S. federal, state, and foreign taxes on income from continuing operations:

	Year Ended December 31,
In thousands	2019	2018	2017
Current:
Federal	$4,859	$(7,695)	$7,679
State and local	2,179	(362)	3,841
Foreign	13,771	14,618	12,139
Total current	20,809	6,561	23,659

Deferred:
Federal	2,334	(17,463)	40,340
State and local	(1,846)	(4,492)	(1,144)
Foreign	(6,033)	(22,906)	3,480
Total deferred	(5,545)	(44,861)	42,676

Change in valuation allowance	5,353	25,730	7,991
Total provision (benefit) for income taxes	$20,617	$(12,570)	$74,326

The change in the valuation allowance does not include the impacts of currency translation adjustments, acquisitions, or significant intercompany transactions.

Our tax provision (benefit) as a percentage of income before tax was 28%, 12%, and 55% for 2019, 2018, and 2017, respectively. Our actual tax rate differed from the 21% or 35% U.S. federal statutory tax rate due to various items. A reconciliation of income taxes at the U.S. federal statutory rate of 21% for 2019 and 2018 and 35% for 2017 to the consolidated actual tax rate is as follows:

	Year Ended December 31,
In thousands	2019	2018	2017
Income (loss) before income taxes
Domestic	$57,261	$(50,463)	$220,342
Foreign	15,771	(58,688)	(85,767)
Total income before income taxes	$73,032	$(109,151)	$134,575

Expected federal income tax provision	$15,337	$(22,922)	$47,101
Change in valuation allowance	5,353	25,730	7,991
Stock-based compensation	(2,130)	(104)	(1,225)
Foreign earnings	(15,610)	(15,799)	(22,045)
Tax credits	(8,794)	(10,502)	(777)
Uncertain tax positions, including interest and penalties	13,060	7,727	(7,637)
Change in tax rates	4,999	335	41,125
State income tax provision (benefit), net of federal effect	2,805	(4,524)	4,986
U.S. tax provision on foreign earnings	129	25	33
Domestic production activities deduction	—	—	(2,534)
Local foreign taxes	1,471	2,540	2,324
Transaction costs	—	974	2,643
Other, net	3,997	3,950	2,341
Total provision (benefit) from income taxes	$20,617	$(12,570)	$74,326

Change in tax rates line above includes the deferred tax impact of rate changes in 2017 to the U.S., France, and Luxembourg, among others. The rate change in 2019 related primarily to Luxembourg.

Deferred tax assets and liabilities consist of the following:

	December 31,
In thousands	2019	2018
Deferred tax assets
Loss carryforwards(1)	$343,614	$370,120
Tax credits(2)	98,098	94,359
Accrued expenses	46,846	43,213
Pension plan benefits expense	17,310	18,086
Warranty reserves	12,961	13,470
Depreciation and amortization	6,112	5,709
Equity compensation	4,685	5,390
Inventory valuation	1,069	1,415
Deferred revenue	8,951	9,062
Leases	13,876	—
Other deferred tax assets, net	9,777	11,319
Total deferred tax assets	563,299	572,143
Valuation allowance	(320,649)	(323,822)
Total deferred tax assets, net of valuation allowance	242,650	248,321

Deferred tax liabilities
Depreciation and amortization	(161,044)	(178,358)
Leases	(12,976)	—
Other deferred tax liabilities, net	(6,540)	(6,676)
Total deferred tax liabilities	(180,560)	(185,034)
Net deferred tax assets	$62,090	$63,287

(1)For tax return purposes at December 31, 2019, we had U.S. federal loss carryforwards of $187.5 million, which begin to expire in the year 2020. At December 31, 2019, we have net operating loss carryforwards in Luxembourg of $992.7 million, the majority of which can be carried forward indefinitely, offset by a full valuation allowance. The remaining portion of the loss carryforwards are composed primarily of losses in various other state and foreign jurisdictions. The majority of these losses can be carried forward indefinitely. At December 31, 2019, there was a valuation allowance of $320.6 million primarily associated with foreign loss carryforwards and foreign tax credit carryforwards (discussed below).
(2)For tax return purposes at December 31, 2019, we had: (1) U.S. general business credits of $39.0 million, which begin to expire in 2022; (2) U.S. alternative minimum tax credits of $0.8 million that can be carried forward indefinitely; (3) U.S. foreign tax credits of $50.5 million, which begin to expire in 2024; and (4) state tax credits of $34.4 million, which begin to expire in 2020.

Changes in the valuation allowance for deferred tax assets are summarized as follows:

	Year Ended December 31,
In thousands	2019	2018	2017
Balance at beginning of period	$323,822	$285,784	$249,560
Other adjustments	(8,526)	12,308	28,233
Additions charged to costs and expenses	5,353	25,730	7,991
Balance at end of period, noncurrent	$320,649	$323,822	$285,784

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

We do not provide U.S. deferred taxes on temporary differences related to our foreign investments that are considered permanent in duration. These temporary differences include undistributed foreign earnings of $13.7 million and $5.1 million at December 31, 2019 and 2018, respectively. Foreign taxes have been provided on these undistributed foreign earnings. As a result of recent changes in U.S. tax legislation, any repatriation of these earnings would not result in additional U.S. federal income tax.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In thousands	Total
Unrecognized tax benefits at January 1, 2017	$57,626
Gross increase to positions in prior years	3,367
Gross decrease to positions in prior years	(5,559)
Gross increases to current period tax positions	6,453
Audit settlements	(5,169)
Decrease related to lapsing of statute of limitations	(3,445)
Effect of change in exchange rates	3,429
Unrecognized tax benefits at December 31, 2017	$56,702

Gross increase to positions in prior years	22,943
Gross decrease to positions in prior years	(24,949)
Gross increases to current period tax positions	63,869
Audit settlements	(2,977)
Decrease related to lapsing of statute of limitations	(1,368)
Effect of change in exchange rates	(1,662)
Unrecognized tax benefits at December 31, 2018	$112,558

Gross increase to positions in prior years	1,067
Gross decrease to positions in prior years	(3,296)
Gross increases to current period tax positions	13,762
Audit settlements	—
Decrease related to lapsing of statute of limitations	(1,574)
Effect of change in exchange rates	(802)
Unrecognized tax benefits at December 31, 2019	$121,715

	At December 31,
In thousands	2019	2018	2017
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	$120,410	$111,224	$55,312

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

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense recognized is as follows:

	Year Ended December 31,
In thousands	2019	2018	2017
Net interest and penalties expense (benefit)	$708	$(990)	$(543)

	At December 31,
In thousands	2019	2018
Accrued interest	$2,849	$2,127
Accrued penalties	1,681	1,758

At December 31, 2019, we are under examination by certain tax authorities. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or cash flows.

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

We file income tax returns in various jurisdictions. We are subject to income tax examination by tax authorities in our major tax jurisdictions as follows:

Tax Jurisdiction	Years Subject to Audit
U.S. federal	Subsequent to 2001
France	Subsequent to 2012
Germany	Subsequent to 2013
Brazil	Subsequent to 2013
United Kingdom	Subsequent to 2015
Italy	Subsequent to 2014

Note 12:    Commitments and Contingencies

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

Our available lines of credit, outstanding standby LOCs, and bonds are as follows:

	At December 31,
In thousands	2019	2018
2018 credit facility
Multicurrency revolving line of credit	$500,000	$500,000
Long-term borrowings	—	—
Standby LOCs issued and outstanding	(41,072)	(40,983)
Net available for additional borrowings under the multi-currency revolving line of credit	$458,928	$459,017

Net available for additional standby LOCs under sub-facility	$258,928	$259,017

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving line of credit	$107,206	$108,039
Standby LOCs issued and outstanding	(25,100)	(19,386)
Short-term borrowings	(173)	(2,232)
Net available for additional borrowings and LOCs	$81,933	$86,421

Unsecured surety bonds in force	$136,004	$94,365

In the event any such standby LOC or bond is called, we would be obligated to reimburse the issuer of the standby LOC or bond; however, as of February 26, 2020, we do not believe that any outstanding LOC or bond will be called.

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

Warranty
A summary of the warranty accrual account activity is as follows:

	Year Ended December 31,
In thousands	2019	2018	2017
Beginning balance	$60,443	$34,862	$43,302
Assumed liabilities from acquisition	—	12,946	—
New product warranties	5,202	3,772	7,849
Other adjustments and expirations, net	15,695	22,741	(393)
Claims activity	(27,916)	(12,753)	(18,094)
Effect of change in exchange rates	(183)	(1,125)	2,198
Ending balance	53,241	60,443	34,862
Less: current portion of warranty	38,509	47,205	21,150
Long-term warranty	$14,732	$13,238	$13,712

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to insurance and supplier recoveries, other changes and adjustments to warranties, and customer claims. Warranty expense was as follows:

	Year Ended December 31,
In thousands	2019	2018	2017
Total warranty expense (benefit)	$17,975	$26,513	$(2,054)

Warranty expense decreased during the year ended December 31, 2019 compared with the same period in 2018. This decrease is primarily driven by a warranty reserve of $11.4 million for replacement of certain gas meters in our Device Solutions segment recognized in 2018.

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

Plan costs were as follows:

	Year Ended December 31,
In thousands	2019	2018	2017
Plan costs	$33,611	$41,543	$30,521

IBNR accrual, which is included in wages and benefits payable, was as follows:

	At December 31,
In thousands	2019	2018
IBNR accrual	$3,171	$3,643

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

The total expected restructuring costs, the recognized restructuring costs, and the remaining expected restructuring costs related to the 2018 Projects are as follows:

In thousands	Total Expected Costs at December 31, 2019	Costs Recognized in Prior Periods	Costs Recognized During the Year Ended December 31, 2019	Expected Remaining Costs to be Recognized at December 31, 2019
Employee severance costs	$72,133	$73,778	$(1,645)	$—
Asset impairments & net loss on sale or disposal	3,842	117	3,725	—
Other restructuring costs	24,910	4,228	7,192	13,490
Total	$100,885	$78,123	$9,272	$13,490

2016 Projects
On September 1, 2016, we announced projects (2016 Projects) to restructure various company activities in order to improve operational efficiencies, reduce expenses and improve competitiveness. We closed or consolidated several facilities and reduce our global workforce as a result of the restructuring. The 2016 Projects were initiated during the third quarter of 2016 and were substantially complete as of December 31, 2018.

In April 2019, we completed the sale of our property in Stretford, United Kingdom. A gain on sale of $5.4 million was included in restructuring expense in the Consolidated Statements of Operations.

The total expected restructuring costs, the recognized restructuring costs, and the remaining expected restructuring costs related to the 2016 Projects are as follows:

In thousands	Total Expected Costs at December 31, 2019	Costs Recognized in Prior Periods	Costs Recognized During the Year Ended December 31, 2019	Expected Remaining Costs to be Recognized at December 31, 2019
Employee severance costs	$36,882	$35,845	$1,037	$—
Asset impairments & net loss (gain) on sale or disposal	154	5,664	(5,510)	—
Other restructuring costs	13,942	11,763	1,479	700
Total	$50,978	$53,272	$(2,994)	$700

The following table summarizes the activity within the restructuring related balance sheet accounts for the 2018 and 2016 Projects during the year ended December 31, 2019:

In thousands	Accrued Employee Severance	Asset Impairments & Net Gain on Sale or Disposal	Other Accrued Costs	Total
Beginning balance, January 1, 2019	$72,152	$—	$3,416	$75,568
Costs charged to expense	(608)	(1,785)	8,671	6,278
Cash (payments) receipts	(16,482)	5,500	(9,733)	(20,715)
Net assets disposed and impaired	—	(3,715)	—	(3,715)
Effect of change in exchange rates	(1,321)	—	12	(1,309)
Ending balance, December 31, 2019	$53,741	$—	$2,366	$56,107

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

The current portion of restructuring liabilities were $18.9 million and $36.0 million as of December 31, 2019 and 2018, respectively. The current portion of restructuring liabilities is classified within other current liabilities on the Consolidated Balance Sheets. The long-term portion of restructuring liabilities balances were $37.2 million and $39.6 million as of

December 31, 2019 and 2018, respectively. The long-term portion of restructuring liabilities is classified within other long-term obligations on the Consolidated Balance Sheets and include severance accruals and facility exit costs.

All restructuring costs are recognized within the Corporate unallocated reporting segment.

Note 14:     Shareholders' Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock will be entitled to be paid a preferential amount per share to be determined by our Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at December 31, 2019 or 2018.

Stock Repurchase Authorization
On March 14, 2019, Itron's Board of Directors authorized the Company to repurchase up to $50 million of our common stock over a 12-month period (the 2019 Stock Repurchase Program). Following the announcement of the program and through December 31, 2019, we repurchased 529,396 shares at an average share price of $47.22 (including commissions) for a total of $25 million. The remaining amount authorized for repurchase under the 2019 Stock Repurchase Program is $25 million. In accordance with the terms of our 5% senior notes indenture maturing January 15, 2026, we were limited to a total of $25 million in stock repurchases in 2019.

Other Comprehensive Income (Loss)
The changes in the components of AOCI, net of tax, were as follows:

In thousands	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Benefit Obligation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2017	$(182,986)	$43	$(14,380)	$(32,004)	$(229,327)
OCI before reclassifications	53,854	360	—	2,354	56,568
Amounts reclassified from AOCI	484	563	—	1,234	2,281
Total other comprehensive income (loss)	54,338	923	—	3,588	58,849
Balances at December 31, 2017	$(128,648)	$966	$(14,380)	$(28,416)	$(170,478)
OCI before reclassifications	(28,841)	2,586	—	1,653	(24,602)
Amounts reclassified from AOCI	—	(2,351)	—	1,126	(1,225)
Total other comprehensive income (loss)	(28,841)	235	—	2,779	(25,827)
Balances at December 31, 2018	$(157,489)	$1,201	$(14,380)	$(25,637)	$(196,305)
OCI before reclassifications	(2,953)	4,061	—	1,909	3,017
Amounts reclassified from AOCI	2,443	(5,985)	—	(7,842)	(11,384)
Total other comprehensive income (loss)	(510)	(1,924)	—	(5,933)	(8,367)
Balances at December 31, 2019	$(157,999)	$(723)	$(14,380)	$(31,570)	$(204,672)

The before-tax, income tax (provision) benefit, and net-of-tax amounts related to each component of OCI during the reporting periods were as follows:

	Year Ended December 31,
In thousands	2019	2018	2017
Before-tax amount
Foreign currency translation adjustment	$(2,581)	$(29,130)	$54,218
Foreign currency translation adjustment reclassified to net income on disposal	2,443	—	484
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	4,063	2,908	585
Net hedging (gain) loss reclassified to net income	(6,605)	(2,507)	916
Net unrealized gain (loss) on defined benefit plans	1,966	2,343	3,401
Net defined benefit plan loss reclassified to net income	(8,076)	1,596	1,782
Total other comprehensive income (loss), before tax	(8,790)	(24,790)	61,386

Tax (provision) benefit
Foreign currency translation adjustment	(372)	289	(364)
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	(2)	(322)	(225)
Net hedging (gain) loss reclassified to net income	620	156	(353)
Net unrealized gain (loss) on defined benefit plans	(57)	(690)	(1,047)
Net defined benefit plan loss reclassified to net income	234	(470)	(548)
Total other comprehensive income (loss) tax (provision) benefit	423	(1,037)	(2,537)

Net-of-tax amount
Foreign currency translation adjustment	(2,953)	(28,841)	53,854
Foreign currency translation adjustment reclassified to net income on disposal	2,443	—	484
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	4,061	2,586	360
Net hedging (gain) loss reclassified to net income	(5,985)	(2,351)	563
Net unrealized gain (loss) on defined benefit plans	1,909	1,653	2,354
Net defined benefit plan loss reclassified to net income	(7,842)	1,126	1,234
Total other comprehensive income (loss), net of tax	$(8,367)	$(25,827)	$58,849

Note 15:    Fair Values of Financial Instruments

The fair values at December 31, 2019 and 2018 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	December 31, 2019		December 31, 2018
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$149,904	$149,904	$120,221	$120,221
Restricted cash	—	—	2,107	2,107
Foreign exchange forwards	96	96	157	157
Interest rate swaps	174	174	2,612	2,612
Interest rate caps	1	1	786	786
Cross currency swaps	4,026	4,026	2,970	2,970
Liabilities
Credit facility
USD denominated term loan	$546,495	$550,135	$632,954	$630,971
Multicurrency revolving line of credit	—	—	—	—
Senior notes	385,987	416,500	383,669	368,000
Foreign exchange forwards	162	162	337	337

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
Senior Notes: The Senior Notes are not registered securities nor listed on any securities exchange, but may be actively traded by qualified institutional buyers. The fair value is estimated using Level 1 inputs, as it is based on quoted prices for these instruments in active markets.
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

Segment Products

Device Solutions – This segment primarily includes hardware products used for measurement, control, or sensing that do not have communications capability embedded for use with our broader Itron systems, i.e., hardware-based products not part of a complete "end-to-end" solution. Examples from the Device Solutions portfolio include: standard endpoints that are shipped without Itron communications, such as our standard gas meters, electricity IEC meters, and water meters, in addition to our heat and allocation products; communicating meters that are not a part of an Itron solution such as Smart Spec meters; and the implementation and installation of non-communicating devices, such as gas regulators.

Networked Solutions – This segment primarily includes a combination of communicating devices (smart meters, modules, endpoints, and sensors), network infrastructure, and associated application software designed and sold as a complete solution for acquiring and transporting robust application-specific data. Networked Solutions combines the majority of the assets from the recently acquired SSNI organization with our legacy Itron networking products and software and the implementation and installation of communicating devices into one operating segment. Examples from the Networked Solutions portfolio include: communicating measurement, control, or sensing endpoints such as our Itron® and OpenWay® Riva meters, Itron traditional ERT® technology, Intelis smart gas or water meters, 500G gas communication modules, 500W water communication modules; GenX networking products, network modules and interface cards; and specific network control and management software applications. The IIoT solutions supported by this segment include automated meter reading (AMR), advanced metering infrastructure (AMI), smart grid and distribution automation (DA), and smart street lighting and smart city solutions.

Outcomes – This segment primarily includes our value-added, enhanced software and services in which we manage, organize, analyze, and interpret data to improve decision making, maximize operational profitability, drive resource efficiency, and deliver results for consumers, utilities, and smart cities. Outcomes places an emphasis on delivering to Itron customers high-value, turn-key, digital experiences by leveraging the footprint of our Device Solutions and Networked Solutions segments. The revenues from these offerings are primarily recurring in nature and would include any direct management of Device Solutions, Networked Solutions, and other products on behalf of our end customers. Examples from the Outcomes portfolio include: our meter data management and analytics offerings; our managed service solutions including network-as-a-service and platform-as-a-service, forecasting software and services; and any consulting-based engagement. Within the Outcomes segment, we also identify new business models, including performance-based contracting, to drive broader portfolio offerings across utilities and cities.

Revenues, gross profit, and operating income associated with our segments were as follows:

	Year Ended December 31,
In thousands	2019	2018	2017
Product revenues
Device Solutions	$847,580	$916,809	$866,028
Networked Solutions	1,322,382	1,133,919	881,042
Outcomes	50,433	44,730	66,855
Total Company	$2,220,395	$2,095,458	$1,813,925

Service revenues
Device Solutions	$11,301	$16,556	$16,868
Networked Solutions	94,872	90,225	66,342
Outcomes	175,902	173,878	121,062
Total Company	$282,075	$280,659	$204,272

Total revenues
Device Solutions	$858,881	$933,365	$882,896
Networked Solutions	1,417,254	1,224,144	947,384
Outcomes	226,335	218,608	187,917
Total Company	$2,502,470	$2,376,117	$2,018,197

Gross profit
Device Solutions	$152,562	$187,254	$216,631
Networked Solutions	518,749	482,471	412,375
Outcomes	81,008	60,594	47,745
Total Company	$752,319	$730,319	$676,751

Operating income
Device Solutions	$97,753	$130,988	$159,641
Networked Solutions	397,325	360,779	322,367
Outcomes	43,803	16,634	4,915
Corporate unallocated	(406,198)	(558,093)	(332,046)
Total Company	132,683	(49,692)	154,877
Total other income (expense)	(59,651)	(59,459)	(20,302)
Income (loss) before income taxes	$73,032	$(109,151)	$134,575

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

Revenues by region were as follows:

	Year Ended December 31,
In thousands	2019	2018	2017
United States and Canada	$1,629,742	$1,442,792	$1,137,508
Europe, Middle East, and Africa (EMEA)	663,851	733,732	672,942
Latin America and Asia Pacific	208,877	199,593	207,747
Total Company	$2,502,470	$2,376,117	$2,018,197

Property, plant, and equipment, net, by geographic area were as follows:

	At December 31,
In thousands	2019	2018
United States	$99,615	$93,034
Outside United States	133,613	133,517
Total Company	$233,228	$226,551

Depreciation expense is allocated to the operating segments based upon each segments use of the assets. All amortization expense is included in Corporate unallocated. Depreciation and amortization of intangible assets expense associated with our operating segments was as follows:

	Year Ended December 31,
In thousands	2019	2018	2017
Device Solutions	$25,542	$25,022	$25,757
Networked Solutions	13,004	12,671	7,758
Outcomes	5,363	6,572	3,826
Corporate unallocated	70,491	78,232	25,874
Total Company	$114,400	$122,497	$63,215

Note 17:    Business Combinations

Silver Spring Networks, Inc.
On January 5, 2018, we completed the acquisition of SSNI by purchasing 100% of SSNI's outstanding stock. The acquisition was financed through incremental borrowings and cash on hand. Refer to "Note 6: Debt" for further discussion of our debt.

SSNI provided smart network and data platform solutions for electricity, gas, water and smart cities including advanced metering, distribution automation, demand-side management, and street lights. Solutions include one or several of the following: communications modules, access points, relays and bridges; network operating software, grid management, security and grid analytics managed services and SaaS; installation; implementation; and professional services including consulting and analysis. Upon acquisition, SSNI changed its name to Itron Networked Solutions, Inc. (INS) and initially operated separately as our Networks operating segment. Subsequent to the October 1, 2018 reorganization, the prior Networks operating segment was integrated into the new Networked Solutions and Outcomes operating segments.

The purchase price of SSNI was $809.2 million, which is net of $97.8 million of acquired cash and cash equivalents. Of the total consideration $802.5 million was paid in cash. The remaining $6.7 million relates to the fair value of pre-acquisition service for replacement awards of unvested SSNI options and restricted stock unit awards with an Itron equivalent award. We allocated the purchase price to the assets acquired and liabilities assumed based on estimated fair value assessments. During the year ended December 31, 2019, we completed the measurement period for the acquisition of SSNI and any further adjustments to assets acquired or liabilities assumed will be recognized through the Consolidated Statements of Operations.

The following reflects our allocation of purchase price:

	Fair Value	Weighted Average Useful Life
	In thousands	Years
Current Assets	$88,395
Property, plant, and equipment	27,670	6
Other long-term assets	1,873

Identifiable intangible assets
Core-developed technology	81,900	5
Customer contracts and relationships	134,000	10
Trademark and trade names	10,800	3
Total identified intangible assets subject to amortization	226,700	8
In-process research and development (IPR&D)	14,400
Total identified intangible assets	241,100

Goodwill	569,772
Current liabilities	(93,129)
Customer contracts and relationships	(23,900)	5
Long-term liabilities	(2,565)
Total net assets acquired	$809,216

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

The fair value of IPR&D was valued utilizing the replacement cost method, which measures the value of an asset based on the cost to replace the existing asset. We estimated it would take approximately one year to complete the in-process technology. A profit mark-up was used to account for the return that a third-party developer would require on development efforts for the asset based on expected earnings before interest and taxes, and a return of ten percent was used based on the risk of the asset relative to the overall business. IPR&D will be amortized using the straight-line method after the technology is fully developed and is considered a product offering. Incremental costs to be incurred for these projects are recognized as research and development expense as incurred within the Consolidated Statements of Operations.

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

Goodwill of $569.8 million arising from the acquisition consists largely of the synergies expected from combining the operations of Itron and SSNI, as well as certain intangible assets that do not qualify for separate recognition. All of the goodwill balance was assigned to the prior Networks reporting unit and operating segment. Refer to "Note 5: Goodwill". We will not be able to deduct any of the goodwill balance for income tax purposes.

As a part of the business combination, we incurred $26.6 million and $91.9 million of acquisition and integration related expenses for the year ended December 31, 2019 and 2018, respectively. Acquisition related expenses includes such activities as success fees, certain consulting and advisory costs, and incremental legal and accounting costs. Integration costs are expenses related to integrating SSNI into Itron, and include expenses such as accounting and process integration and the related consulting fees, severance, site closure costs, system integration, and travel associated with knowledge transfers as we consolidate redundant positions. All acquisition and integration related expenses are included within sales, general and administrative expenses in the Consolidated Statements of Operations.

The following table presents the revenues and net loss from SSNI operations that are included in our Consolidated Statements of Operations:

In thousands	January 5, 2018 - December 31, 2018
Revenues	$352,996
Net income (loss)	(54,409)

The following supplemental pro forma results (unaudited) are based on the individual historical results of Itron and SSNI, with adjustments to give effect to the combined operations as if the acquisition had been consummated on January 1, 2017.

	Year Ended December 31,
In thousands	2018	2017
Revenues	$2,376,117	$2,591,211
Net income (loss)	(84,602)	27,289

The significant nonrecurring adjustments reflected in the proforma schedule above are considered material and include the following:
•Elimination of transaction costs incurred by SSNI and Itron prior to the acquisition completion
•Reclassification of certain expenses incurred after the acquisition to the appropriate periods assuming the acquisition closed on January 1, 2017

The supplemental pro forma results are intended for information purposes only and do not purport to represent what the combined companies' results of operations would actually have been had the transaction in fact occurred at an earlier date or project the results for any future date or period.

Note 18: Revenues

A summary of significant net changes in the contract assets and the contract liabilities balances during the period is as follows:

In thousands	Contract liabilities, less contract assets
Beginning balance, January 1, 2019	$102,130
Revenues recognized from beginning contract liability	(57,371)
Increases due to amounts collected or due	328,557
Revenues recognized from current period increases	(282,322)
Other	(2,779)
Ending balance, December 31, 2019	$88,215

On January 1, 2019, total contract assets were $34.3 million and total contract liabilities were $136.5 million. On December 31, 2019, total contract assets were $50.7 million and total contract liabilities were $138.9 million. The contract assets primarily relate to contracts that include a retention clause and allocations related to contracts with multiple performance obligations. The contract liabilities primarily relate to deferred revenue, such as extended warranty and maintenance cost.

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

Total transaction price allocated to remaining performance obligations related to contracts is approximately $1.4 billion for the next twelve months and approximately $931 million for periods longer than 12 months. The total remaining performance obligations consists of product and service components. The service component relates primarily to maintenance agreements for which customers pay a full year's maintenance in advance, and service revenues are generally recognized over the service period. Total transaction price allocated to remaining performance obligations also includes our extended warranty contracts, for which revenue is recognized over the warranty period, and hardware, which is recognized as units are delivered. The estimate of when remaining performance obligations will be recognized requires significant judgment.

Cost to obtain a contract and cost to fulfill a contract with a customer
Cost to obtain a contract and costs to fulfill a contract were capitalized and amortized using a systematic rational approach to align with the transfer of control of underlying contracts with customers. While amounts were capitalized, they are not material.

Disaggregation of revenue
Refer to "Note 16: Segment Information" and the Consolidated Statements of Operations for disclosure regarding the disaggregation of revenue into categories, which depict how revenue and cash flows are affected by economic factors. Specifically, our operating segments and geographical regions as disclosed, and categories for products, which include hardware and software and services, are presented.
Note 19: Leases
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

The components of operating lease expense are as follows:

In thousands	Year Ended December 31, 2019
Operating lease cost	$23,221
Variable lease cost	2,103
Total operating lease cost	$25,324

Supplemental cash flow information related to operating leases is as follows:

In thousands	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$19,899
Right-of-use assets obtained in exchange for operating lease liabilities	23,511

Supplemental balance sheet information related to operating leases is as follows:

In thousands	December 31, 2019
Operating lease right-of-use assets, net	$79,773

Other current liabilities	17,049
Operating lease liabilities	68,919
Total operating lease liability	$85,968
Weighted average remaining lease term - Operating leases	5.9 years
Weighted average discount rate - Operating leases	4.9%

Remaining maturities of operating lease liabilities as of December 31, 2019 are as follows:

In thousands	December 31, 2019
2020	$19,747
2021	16,740
2022	14,351
2023	13,700
2024	12,170
Thereafter	22,572
Total lease payments	99,280
Less: imputed interest	(13,312)
Total operating lease liability	$85,968

Operating lease rental expense for factories, service and distribution locations, office, and equipment prior to adoption of ASC 842 was as follows:

In thousands	Year Ended December 31,
	2018	2017
Rental expense	$24,453	$14,824

The future obligations under operating leases in effect as of December 31, 2018 as determined prior to adoption of ASC 842 were as follows:

In thousands	December 31, 2018
Less than 1 year	$17,456
1-3 years	26,241
3-5 years	19,659
Beyond 5 years	26,703
Total operating lease liability	$90,059

Note 20: Quarterly Results (Unaudited)

In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2019
Consolidated Statements of Operations data:
Revenues	$614,576	$635,037	$624,474	$628,383	$2,502,470
Gross profit	187,263	191,214	196,404	177,438	752,319
Net income (loss) attributable to Itron, Inc.	(1,907)	19,446	16,847	14,620	49,006

Earnings (loss) per common share - Basic(1)	$(0.05)	$0.49	$0.43	$0.37	$1.24
Earnings (loss) per common share - Diluted(1)	$(0.05)	$0.49	$0.42	$0.36	$1.23

In thousands, except per share data	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2018
Consolidated Statements of Operations data:
Revenues	$607,221	$585,890	$595,962	$587,044	$2,376,117
Gross profit	179,855	176,577	197,097	176,790	730,319
Net income (loss) attributable to Itron, Inc.	(145,666)	2,657	19,882	23,877	(99,250)

Earnings (loss) per common share - Basic(1)	$(3.74)	$0.07	$0.51	$0.61	$(2.53)
Earnings (loss) per common share - Diluted(1)	$(3.74)	$0.07	$0.50	$0.60	$(2.53)
(1)The sum of the quarterly EPS data presented in the table may not equal the annual results due to rounding and the impact of dilutive securities on the annual versus the quarterly EPS calculations.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There were no disagreements with our independent accountants on accounting and financial disclosure matters within the three year period ended December 31, 2019, or in any period subsequent to such date, through the date of this report.

ITEM 9A: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2019, the Company's disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included in this Annual Report.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2019 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Itron, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Itron, Inc. and subsidiaries (the "Company") as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB) the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 26, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the Company's adoption of ASC 606 - Revenue from Contracts with Customers.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
/s/ DELOITTE & TOUCHE LLP
Seattle, Washington
February 26, 2020

ITEM 9B: OTHER INFORMATION

No information was required to be disclosed in a report on Form 8-K during the fourth quarter of 2019 that was not reported.

PART III
ITEM 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The section entitled "Proposal 1 – Election of Directors" appearing in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2020 (the 2020 Proxy Statement) sets forth certain information with regard to our directors as required by Item 401 of Regulation S-K and is incorporated herein by reference.

Certain information with respect to persons who are or may be deemed to be executive officers of Itron, Inc. as required by Item 401 of Regulation S-K is set forth under the caption "Information about our Executive Officers" in Part I of this Annual Report.

The section entitled "Delinquent Section 16(a) Reports" appearing in the 2020 Proxy Statement sets forth certain information as required by Item 405 of Regulation S-K and is incorporated herein by reference.

The section entitled "Corporate Governance" appearing in the 2020 Proxy Statement sets forth certain information with respect to the Registrant's code of conduct and ethics as required by Item 406 of Regulation S-K and is incorporated herein by reference. Our code of conduct and ethics can be accessed on our website, at www.itron.com under the Investors section.

There were no material changes to the procedures by which security holders may recommend nominees to Itron's board of directors during 2020, as set forth by Item 407(c)(3) of Regulation S-K.

The section entitled "Corporate Governance" appearing in the 2020 Proxy Statement sets forth certain information regarding the Audit/Finance Committee, including the members of the Committee and the Audit/Finance Committee financial experts, as set forth by Item 407(d)(4) and (d)(5) of Regulation S-K and is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

The sections entitled "Compensation of Directors" and "Executive Compensation" appearing in the 2020 Proxy Statement set forth certain information with respect to the compensation of directors and management of Itron as required by Item 402 of Regulation S-K and are incorporated herein by reference.

The section entitled "Corporate Governance" appearing in the 2020 Proxy Statement sets forth certain information regarding members of the Compensation Committee required by Item 407(e)(4) of Regulation S-K and is incorporated herein by reference.

The section entitled "Compensation Committee Report" appearing in the 2020 Proxy Statement sets forth certain information required by Item 407(e)(5) of Regulation S-K and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The section entitled "Equity Compensation Plan Information" appearing in the 2020 Proxy Statement sets forth certain information required by Item 201(d) of Regulation S-K and is incorporated herein by reference.

The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the 2020 Proxy Statement sets forth certain information with respect to the ownership of our common stock as required by Item 403 of Regulation S-K and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The section entitled "Corporate Governance" appearing in the 2020 Proxy Statement sets forth certain information required by Item 404 of Regulation S-K and is incorporated herein by reference.

The section entitled "Corporate Governance" appearing in the 2020 Proxy Statement sets forth certain information with respect to director independence as required by Item 407(a) of Regulation S-K and is incorporated herein by reference.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The section entitled "Independent Registered Public Accounting Firm's Audit Fees and Services" appearing in the 2020 Proxy Statement sets forth certain information with respect to the principal accounting fees and services and the Audit/Finance Committee's policy on pre-approval of audit and permissible non-audit services performed by our independent auditors as required by Item 9(e) of Schedule 14A and is incorporated herein by reference.

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

4.2
First Amendment to Security Agreement dated June 23, 2015 among Itron, Inc. and Wells Fargo Bank, National Association. (Filed as Exhibit 4.2 to Itron, Inc.’s Current Report on Form 8-K, filed on June 23, 2015)

4.3
Indenture, dated as of December 22, 2017 among Itron, Inc., the guarantors from time to time party thereto and U.S. Bank National Association, as trustee. (Filed as Exhibit 4.1 to Itron, Inc.'s Current Report on Form 8-K, filed on December 22, 2017)

4.4
Second Amended and Restated Credit Agreement dated January 5, 2018 among Itron, Inc. and a syndicate of banks led by Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, J.P. Morgan Securities PLC, BNP Paribas, and Silicon Valley Bank (Filed as Exhibit 4.1 to Itron, Inc.'s Current Report on Form 8-K, filed on January 11, 2018)

4.5
Amendment No. 1 dated October 18, 2019, to the Second Amended and Restated Credit Agreement dated January 5, 2018 among Itron, Inc., certain foreign borrowers, guarantors, lenders and issuing parties thereto, and Wells Fargo Bank, National Association, as administrative agent. (Filed as Exhibit 4.1 to Itron, Inc.'s Current Report on Form 8-K, filed on October 24, 2019)

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

10.26
Cooperation Agreement by and among Itron, Inc., Coppersmith Capital Management LLC, Scopia Management, Inc. and certain of their specified affiliates, Jerome J. Lande and Peter Mainz, dated as of December 9, 2015. (Filed as Exhibit 10.1 to Itron, Inc.'s Current Report on Form 8-K, filed on December 11, 2015)

10.27
Amendment to Cooperation Agreement by and among Itron, Inc., Coppersmith Capital Management LLC, Scopia Management, Inc. and certain of their specified affiliates, Jerome J. Lande and Peter Mainz. (Filed as Exhibit 10.2 to Itron, Inc.’s Quarterly Report on Form 10-Q, filed on November 3, 2016)

10.28
First Amendment to Cooperation Agreement, dated November 1, 2017, by and among Itron, Inc., Scopia Management, Inc. and certain of their specified affiliates, Jerome J. Lande and certain other individuals. (Filed as Exhibit 10.1 to Itron, Inc.'s Current Report on Form 8-K, filed on November 2, 2017)

10.29*
Form of Stock Option Grant Notice and Agreement for use in connection with both incentive and non-qualified stock options granted under Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.1 to Itron, Inc.'s Quarterly Report on Form 10-Q, filed on May 4, 2017)

10.30*
Form of Long-Term Performance RSU Award Notice and Agreement for U.S. Participants for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.2 to Itron, Inc.'s Quarterly Report on Form 10-Q, filed on May 4, 2017)

10.31*
Form of RSU Award Notice and Agreement for all Participants for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.3 to Itron, Inc.'s Quarterly Report on Form 10-Q, filed on May 4, 2017)

10.32*
Form of Stock Option Grant Notice and Agreement for use in connection with both incentive and non-qualified stock options granted under Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.32 to Itron, Inc.'s Annual Report on Form 10-K, filed on February 28, 2019)

10.33*
Form of Long-Term Performance RSU Award Notice and Agreement for U.S. Participants for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.33 to Itron, Inc.'s Annual Report on Form 10-K, filed on February 28, 2019)

10.34*
Form of RSU Award Notice for awards with 1 year vesting and Agreement for all Participants for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.34 to Itron, Inc.'s Annual Report on Form 10-K, filed on February 28, 2019)

10.35*
Form of RSU Award Notice for awards with 2 year vesting and Agreement for all Participants for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.35 to Itron, Inc.'s Annual Report on Form 10-K, filed on February 28, 2019)

Exhibit Number	Description of Exhibits
10.36*
Form of RSU Award Notice for awards with 3 year vesting and Agreement for all Participants for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.36 to Itron, Inc.'s Annual Report on Form 10-K, filed on February 28, 2019)

10.37*
Transition and Retirement Agreement, dated as of January 21, 2019, by and between Itron, Inc. and Philip C. Mezey. (Filed as Exhibit 10.1 to Itron, Inc.'s Current Report on Form 8-K, filed on January 22, 2019)

10.38*	Employment agreement between Itron, Inc. and Thomas L. Deitrich, dated July 16, 2019. (Filed as Exhibit 10.1 to Itron, Inc.'s Current Report on Form 8-K, filed on July 22, 2019)

10.39*
Form of Long-Term Performance RSU Award Notice and Agreement for U.S Participants for use in connection with Itron, Inc.'s Second Amended and Restated 2010 Stock Incentive Plan. (filed with this report)

10.40*	Employment agreement between Itron, Inc. and Sarah Hlavinka, dated June 28, 2018 (filed with this report)

10.41*	Employment agreement between Itron, Inc. and Donald Reeves, dated July 3, 2018 (filed with this report)

21.1	Subsidiaries of Itron, Inc. (filed with this report)

23.1	Consent of Deloitte & Touche LLP Independent Registered Public Accounting Firm. (filed with this report)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed with this report)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed with this report)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished with this report)

101	The following financial information from Itron, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Liberty Lake, State of Washington, on the 26th day of February, 2020.

ITRON, INC.

By:	/s/ JOAN S. HOOPER
Joan S. Hooper
Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of February, 2020.

Signatures	Title

/s/ THOMAS L. DEITRICH
Thomas L. Deitrich	President and Chief Executive Officer (Principal Executive Officer), Director

/s/ JOAN S. HOOPER
Joan S. Hooper	Senior Vice President and Chief Financial Officer

/s/ THOMAS S. GLANVILLE
Thomas S. Glanville	Director

/s/ FRANK M. JAEHNERT
Frank M. Jaehnert	Director

/s/ JEROME J. LANDE
Jerome J. Lande	Director

/s/ TIMOTHY M. LEYDEN
Timothy M. Leyden	Director

/s/ DANIEL S. PELINO
Daniel S. Pelino	Director

/s/ GARY E. PRUITT
Gary E. Pruitt	Director

/s/ DIANA D. TREMBLAY
Diana D. Tremblay	Director

/s/ LYNDA L. ZIEGLER
Lynda L. Ziegler	Chair of the Board