Form 10-Q
period 2020-06-30
ITRON, INC.
filed 2020-08-04
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2020, there were outstanding 40,332,428 shares of the registrant's common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2020	2019	2020	2019
Revenues
Product revenues	$438,985	$566,047	$967,122	$1,110,897
Service revenues	70,609	68,990	140,887	138,716
Total revenues	509,594	635,037	1,108,009	1,249,613
Cost of revenues
Product cost of revenues	329,293	401,033	713,974	787,135
Service cost of revenues	41,784	42,790	83,952	84,001
Total cost of revenues	371,077	443,823	797,926	871,136
Gross profit	138,517	191,214	310,083	378,477

Operating expenses
Sales, general and administrative	69,538	88,259	150,036	180,974
Research and development	48,994	49,449	102,775	99,939
Amortization of intangible assets	11,140	16,117	22,305	32,090
Restructuring	(2,683)	(6,169)	(2,931)	1,093
Loss on sale of business	56,915	—	56,915	—
Total operating expenses	183,904	147,656	329,100	314,096

Operating income (loss)	(45,387)	43,558	(19,017)	64,381
Other income (expense)
Interest income	1,258	534	1,811	862
Interest expense	(11,684)	(13,496)	(22,961)	(27,031)
Other income (expense), net	(1,873)	(2,060)	(807)	(3,704)
Total other income (expense)	(12,299)	(15,022)	(21,957)	(29,873)

Income (loss) before income taxes	(57,686)	28,536	(40,974)	34,508
Income tax provision	(4,801)	(8,419)	(12,351)	(14,540)
Net income (loss)	(62,487)	20,117	(53,325)	19,968
Net income attributable to noncontrolling interests	315	671	793	2,429
Net income (loss) attributable to Itron, Inc.	$(62,802)	$19,446	$(54,118)	$17,539

Net income (loss) per common share - Basic	$(1.56)	$0.49	$(1.35)	$0.44
Net income (loss) per common share - Diluted	$(1.56)	$0.49	$(1.35)	$0.44

Weighted average common shares outstanding - Basic	40,216	39,389	40,130	39,523
Weighted average common shares outstanding - Diluted	40,216	39,686	40,130	39,875
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2020	2019	2020	2019
Net income (loss)	$(62,487)	$20,117	$(53,325)	$19,968

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	11,310	5,187	(14,135)	2,801
Foreign currency translation adjustment reclassified to net income on sale of business	52,088	—	52,088	—
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	(1,389)	(1,634)	(2,156)	(1,499)
Pension benefit obligation adjustment	47	183	1,048	654
Total other comprehensive income (loss), net of tax	62,056	3,736	36,845	1,956

Total comprehensive income (loss), net of tax	(431)	23,853	(16,480)	21,924

Comprehensive income attributable to noncontrolling interests, net of tax	315	671	793	2,429
Comprehensive income (loss) attributable to Itron, Inc.	$(746)	$23,182	$(17,273)	$19,495
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

In thousands	June 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$544,823	$149,904
Accounts receivable, net	411,200	472,925
Inventories	226,564	227,896
Other current assets	172,241	146,526
Total current assets	1,354,828	997,251

Property, plant, and equipment, net	216,319	233,228
Deferred tax assets, net	57,835	63,899
Other long-term assets	45,610	44,686
Operating lease right-of-use assets, net	78,777	79,773
Intangible assets, net	157,125	185,097
Goodwill	1,101,648	1,103,907
Total assets	$3,012,142	$2,707,841

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$240,221	$328,128
Other current liabilities	63,429	63,785
Wages and benefits payable	106,215	119,220
Taxes payable	19,878	22,193
Current portion of debt	14,063	—
Current portion of warranty	33,039	38,509
Unearned revenue	124,834	99,556
Total current liabilities	601,679	671,391

Long-term debt, net	1,320,004	932,482
Long-term warranty	11,718	14,732
Pension benefit obligation	99,184	98,712
Deferred tax liabilities, net	1,794	1,809
Operating lease liabilities	69,337	68,919
Other long-term obligations	105,557	118,981
Total liabilities	2,209,273	1,907,026

Equity
Preferred stock, no par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75,000 shares authorized, 40,234 and 39,941 shares issued and outstanding	1,376,134	1,357,600
Accumulated other comprehensive loss, net	(167,827)	(204,672)
Accumulated deficit	(430,508)	(376,390)
Total Itron, Inc. shareholders' equity	777,799	776,538
Noncontrolling interests	25,070	24,277
Total equity	802,869	800,815
Total liabilities and equity	$3,012,142	$2,707,841
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2020	39,941	$1,357,600	$(204,672)	$(376,390)	$776,538	$24,277	$800,815
Net income				8,684	8,684	478	9,162
Other comprehensive income (loss), net of tax			(25,211)		(25,211)		(25,211)
Net stock issues and repurchases	235	2,247			2,247		2,247
Stock-based compensation expense		8,482			8,482		8,482
Balances at March 31, 2020	40,176	$1,368,329	$(229,883)	$(367,706)	$770,740	$24,755	$795,495
Net income (loss)				(62,802)	(62,802)	315	(62,487)
Other comprehensive income (loss), net of tax			62,056		62,056		62,056
Net stock issues and repurchases	58	706			706		706
Stock-based compensation expense		7,099			7,099		7,099
Balances at June 30, 2020	40,234	$1,376,134	$(167,827)	$(430,508)	$777,799	$25,070	$802,869

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2019	39,498	$1,334,364	$(196,305)	$(425,396)	$712,663	$21,385	$734,048
Net income (loss)				(1,907)	(1,907)	1,758	(149)
Other comprehensive income (loss), net of tax			(1,780)		(1,780)		(1,780)
Distributions to noncontrolling interests						(517)	(517)
Net stock issues and repurchases	360	1,195			1,195		1,195
Stock-based compensation expense		7,048			7,048		7,048
Stock repurchased	(165)	(7,814)			(7,814)		(7,814)
Balances at March 31, 2019	39,693	$1,334,793	$(198,085)	$(427,303)	$709,405	$22,626	$732,031
Net income (loss)				19,446	19,446	671	20,117
Other comprehensive income (loss), net of tax			3,736		3,736		3,736
Net stock issues and repurchases	66	1,481			1,481		1,481
Stock-based compensation expense		6,420			6,420		6,420
Stock repurchased	(364)	(17,186)			(17,186)		(17,186)
Balances at June 30, 2019	39,395	$1,325,508	$(194,349)	$(407,857)	$723,302	$23,297	$746,599
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
In thousands	2020	2019
Operating activities
Net income (loss)	$(53,325)	$19,968
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	48,230	57,068
Non-cash operating lease expense	9,909	9,481
Stock-based compensation	15,581	13,783
Amortization of prepaid debt fees	2,013	2,402
Deferred taxes, net	5,904	2,076
Loss on sale of business	56,915	—
Restructuring, non-cash	(1,146)	(5,295)
Other adjustments, net	287	(3,471)
Changes in operating assets and liabilities
Accounts receivable	52,031	(29,121)
Inventories	(16,529)	(9,202)
Other current assets	(7,861)	(14,413)
Other long-term assets	(3,919)	6,616
Accounts payable, other current liabilities, and taxes payable	(76,144)	(2,801)
Wages and benefits payable	(11,145)	13,484
Unearned revenue	23,099	14,961
Warranty	(8,417)	(3,270)
Other operating, net	(9,697)	5,797
Net cash provided by operating activities	25,786	78,063

Investing activities
Net payments related to the sale of business	(3,630)	—
Acquisitions of property, plant, and equipment	(29,049)	(26,511)
Other investing, net	3,520	9,773
Net cash used in investing activities	(29,159)	(16,738)

Financing activities
Proceeds from borrowings	400,000	50,000
Payments on debt	—	(72,188)
Issuance of common stock	4,183	4,001
Repurchase of common stock	—	(25,000)
Prepaid debt fees	(184)	(175)
Other financing, net	(2,036)	(3,165)
Net cash provided by (used in) financing activities	401,963	(46,527)

Effect of foreign exchange rate changes on cash, cash equivalents, and restricted cash	(3,671)	727
Increase in cash, cash equivalents, and restricted cash	394,919	15,525
Cash, cash equivalents, and restricted cash at beginning of period	149,904	122,328
Cash, cash equivalents, and restricted cash at end of period	$544,823	$137,853

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes, net	$(2,994)	$6,571
Interest	32,149	23,333
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms "we," "us," "our," "Itron," and the "Company" refer to Itron, Inc. and its subsidiaries.

Note 1:    Summary of Significant Accounting Policies

Financial Statement Preparation
The consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), and Consolidated Statements of Equity for the three and six months ended June 30, 2020 and 2019, the Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019, and the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected for the full year or for any other period.

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

Risks and Uncertainties
The COVID-19 pandemic has had global economic impacts including disrupting global supply chains and creating market volatility. The extent of the recent pandemic and its ongoing impact on our operations is volatile, but is being monitored closely by our management. We expect that certain of our customers’ projects and deployments may shift to later in 2020 and 2021. At this time, we have not identified any significant decrease in long-term customer demand for our products and services. Nonetheless, a prolonged pandemic could adversely impact the efficiency and effectiveness of our organization, further impact our global supply chain network, result in delays or decreases in customer collections, reduce demand for our products and services, and inhibit our sales efforts, any of which could further materially impact our revenues, results of operations, cash flows and financial condition.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Consolidated Statements of Cash Flows:

In thousands	June 30, 2020	December 31, 2019	June 30, 2019
Cash and cash equivalents	$544,823	$149,904	$135,736
Current restricted cash included in other current assets	—	—	51
Long-term restricted cash	—	—	2,066
Total cash, cash equivalents, and restricted cash	$544,823	$149,904	$137,853

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

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Subsequent to 2016-13 the FASB also issued codification improvements and transition relief in ASU 2019-04, ASU 2019-05, ASU 2019-11, ASU 2020-02, and ASU 2020-03, hereafter collectively referred to as Accounting Standards Codification (ASC) 326. ASC 326 replaces the incurred loss impairment methodology in previous GAAP with a methodology based on expected credit losses, which results in losses being recognized earlier. The estimate of expected credit losses uses a broader range of reasonable and supportable information. We adopted ASC 326 on January 1, 2020, and the impacts on our consolidated financial position, results of operations, and cash flows were immaterial.

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

Note 2:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2020	2019	2020	2019
Net income (loss) available to common shareholders	$(62,802)	$19,446	$(54,118)	$17,539

Weighted average common shares outstanding - Basic	40,216	39,389	40,130	39,523
Dilutive effect of stock-based awards	—	297	—	352
Weighted average common shares outstanding - Diluted	40,216	39,686	40,130	39,875
Net income (loss) per common share - Basic	$(1.56)	$0.49	$(1.35)	$0.44
Net income (loss) per common share - Diluted	$(1.56)	$0.49	$(1.35)	$0.44

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase our common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise and the future compensation cost associated with the stock award. Approximately 0.9 million and 0.8 million stock-based awards were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2020 because they were anti-dilutive. Approximately 0.5 million and 0.6 million stock-based awards were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2019 because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Note 3:    Certain Balance Sheet Components

A summary of accounts receivable from contracts with customers is as follows:

Accounts receivable, net
In thousands	June 30, 2020	December 31, 2019
Trade receivables (net of allowance of $2,102 and $3,064)	$330,283	$415,887
Unbilled receivables	80,917	57,038
Total accounts receivable, net	$411,200	$472,925

Allowance for doubtful accounts activity	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2020	2019	2020	2019
Beginning balance	$3,046	$4,046	$3,064	$6,331
Provision for (release of) doubtful accounts, net	(171)	365	339	(1,738)
Accounts written-off	(796)	(80)	(1,211)	(272)
Effect of change in exchange rates	23	29	(90)	39
Ending balance	$2,102	$4,360	$2,102	$4,360

Inventories
In thousands	June 30, 2020	December 31, 2019
Raw materials	$139,035	$120,861
Work in process	10,454	11,105
Finished goods	77,075	95,930
Total inventories	$226,564	$227,896

Property, plant, and equipment, net
In thousands	June 30, 2020	December 31, 2019
Machinery and equipment	$302,385	$323,003
Computers and software	111,774	109,924
Buildings, furniture, and improvements	151,440	149,471
Land	13,771	14,988
Construction in progress, including purchased equipment	43,125	54,490
Total cost	622,495	651,876
Accumulated depreciation	(406,176)	(418,648)
Property, plant, and equipment, net	$216,319	$233,228

Depreciation expense	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2020	2019	2020	2019
Depreciation expense	$13,059	$12,594	$25,925	$24,978

Note 4:    Intangible Assets and Liabilities

The gross carrying amount and accumulated amortization (accretion) of our intangible assets and liabilities, other than goodwill, were as follows:

	June 30, 2020			December 31, 2019
In thousands	Gross	Accumulated (Amortization) Accretion	Net	Gross	Accumulated (Amortization) Accretion	Net
Intangible Assets
Core-developed technology	$498,006	$(459,876)	$38,130	$507,669	$(458,109)	$49,560
Customer contracts and relationships	365,567	(251,085)	114,482	381,288	(251,509)	129,779
Trademarks and trade names	76,631	(72,677)	3,954	78,837	(73,732)	5,105
Other	12,021	(11,462)	559	12,020	(11,367)	653
Total intangible assets	$952,225	$(795,100)	$157,125	$979,814	$(794,717)	$185,097

Intangible Liabilities
Customer contracts and relationships	$(23,900)	$17,465	$(6,435)	$(23,900)	$13,450	$(10,450)

A summary of intangible assets and liabilities activity is as follows:

	Six Months Ended June 30,
In thousands	2020	2019
Intangible Assets, gross beginning balance	$979,814	$981,160
Intangibles disposed in sale of business	(18,140)	—
Effect of change in exchange rates	(9,449)	4,349
Intangible Assets, gross ending balance	$952,225	$985,509

Intangible Liabilities, gross beginning balance	$(23,900)	$(23,900)
Effect of change in exchange rates	—	—
Intangible Liabilities, gross ending balance	$(23,900)	$(23,900)

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

The disposal of intangible assets was related to the sale of our Latin America business. The net book value of these assets was $0.8 million at the disposal date. Refer to "Note 17: Sale of Business" for additional information on the transaction.

Estimated future annual amortization (accretion) is as follows:

Year Ending December 31,	Amortization	Accretion	Estimated Annual Amortization, net
In thousands
2020 (amount remaining at June 30, 2020)	$26,345	$(4,013)	$22,332
2021	37,479	(1,963)	35,516
2022	27,138	(459)	26,679
2023	19,605	—	19,605
2024	15,469	—	15,469
Thereafter	31,089	—	31,089
Total intangible assets subject to amortization (accretion)	$157,125	$(6,435)	$150,690

Note 5:    Goodwill

The following table reflects changes in the carrying amount of goodwill for the six months ended June 30, 2020:

In thousands	Device Solutions	Networked Solutions	Outcomes	Total Company
Goodwill balance at January 1, 2020	$54,930	$908,088	$140,889	$1,103,907
Goodwill allocated to business sold	(3,000)	—	—	(3,000)
Effect of change in exchange rates	37	610	94	741
Goodwill balance at June 30, 2020	$51,967	$908,698	$140,983	$1,101,648

We recognized a $3.0 million reduction in Device Solutions goodwill as part of our loss on sale of business. Refer to "Note 17: Sale of Business" for additional information on the transaction.

Note 6:    Debt

The components of our borrowings were as follows:

In thousands	June 30, 2020	December 31, 2019
Credit facility
USD denominated term loan	$550,156	$550,156
Multicurrency revolving line of credit	400,000	—
Senior notes	400,000	400,000
Total debt	1,350,156	950,156
Less: current portion of debt	14,063	—
Less: unamortized prepaid debt fees - term loan	3,232	3,661
Less: unamortized prepaid debt fees - senior notes	12,857	14,013
Long-term debt, net	$1,320,004	$932,482

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

The 2018 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, British pounds, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2018 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries. This includes a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2018 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2018 credit facility includes debt covenants, which contain certain financial thresholds and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the 2018 credit facility at June 30, 2020.

Under the 2018 credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total net leverage ratio as defined in the credit agreement. The applicable rates per annum may be based on either: (1) the LIBOR rate or EURIBOR rate (subject to a floor of 0%), plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 0.50%, or (iii) one-month LIBOR plus 1.00%. At June 30, 2020, the interest rate for both the term loan and revolver was 1.68%, which includes the LIBOR rate plus a margin of 1.50%.

On March 25, 2020, we drew $400 million in U.S. dollars under the revolving line of credit within the 2018 credit facility to increase our cash position and preserve future financial flexibility. At June 30, 2020, $400 million was outstanding under the revolver, and $45.5 million was utilized by outstanding standby letters of credit, resulting in $54.5 million available for additional borrowings or standby letters of credit. At June 30, 2020, no amounts were outstanding under the swingline sub-facility.

Senior Notes
On December 22, 2017 and January 19, 2018, we issued $300 million and $100 million of aggregate principal amount of 5.00% senior notes maturing January 15, 2026 (Senior Notes). The proceeds were used to refinance existing indebtedness related to the acquisition of SSNI, pay related fees and expenses, and for general corporate purposes. Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15. The $10 million interest payment due on July 15, 2020 was paid as of June 30, 2020. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our subsidiaries that guarantee the senior credit facilities.

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

Debt Maturities
The amount of required minimum principal payments on our long-term debt in aggregate over the next five years is as follows:

Year Ending December 31,	Minimum Payments
In thousands
2020 (amount remaining at June 30, 2020)	$—
2021	32,422
2022	44,063
2023	44,063
2024	829,608
Thereafter	400,000
Total minimum payments on debt	$1,350,156

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

The fair values of our derivative instruments were as follows:

		Fair Value
Derivative Assets	Balance Sheet Location	June 30, 2020	December 31, 2019
Derivatives designated as hedging instruments under ASC 815-20		In thousands
Interest rate swap contract	Other current assets	$—	$174
Interest rate cap contracts	Other current assets	—	1
Foreign exchange options	Other current assets	213	—
Cross currency swap contract	Other current assets	3,954	1,156
Cross currency swap contract	Other long-term assets	—	2,870
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	112	96
Total asset derivatives		$4,279	$4,297

Derivative Liabilities
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other current liabilities	$979	$—
Interest rate swap contracts	Other long-term obligations	1,171	—
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	166	162
Total liability derivatives		$2,316	$162
The changes in accumulated other comprehensive income (loss) (AOCI), net of tax, for our derivative and nonderivative hedging instruments designated as hedging instruments, net of tax, were as follows:

In thousands	2020	2019
Net unrealized loss on hedging instruments at January 1,	$(15,103)	$(13,179)
Unrealized gain (loss) on hedging instruments	(1,914)	998
Realized (gains) losses reclassified into net income (loss)	(242)	(2,497)
Net unrealized loss on hedging instruments at June 30,	$(17,259)	$(14,678)

Reclassification of amounts related to hedging instruments are included in interest expense in the Consolidated Statements of Operations for the periods ended June 30, 2020 and 2019. Included in the net unrealized gain (loss) on hedging instruments at June 30, 2020 and 2019 is a loss of $14.4 million, net of tax, related to our nonderivative net investment hedge, which terminated in 2011. This loss on our net investment hedge will remain in AOCI until earnings are impacted by a sale or liquidation of the associated foreign operation.

A summary of the effect of netting arrangements on our financial position related to the offsetting of our recognized derivative assets and liabilities under master netting arrangements or similar agreements is as follows:

Offsetting of Derivative Assets	Gross Amounts of Recognized Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
In thousands		Derivative Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2020	$4,279	$(204)	$—	$4,075
December 31, 2019	4,297	(56)	—	4,241

Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
In thousands		Derivative Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2020	$2,316	$(204)	$—	$2,112
December 31, 2019	162	(56)	—	106

Our derivative assets and liabilities subject to netting arrangements consist of foreign exchange forwards and options and interest rate contracts with six counterparties at June 30, 2020 and five counterparties at December 31, 2019. No derivative asset or liability balance with any of our counterparties was individually significant at June 30, 2020 or December 31, 2019. Our derivative contracts with each of these counterparties exist under agreements that provide for the net settlement of all contracts through a single payment in a single currency in the event of default. We have no pledges of cash collateral against our obligations, and we have not received pledges of cash collateral from our counterparties under the associated derivative contracts.

Cash Flow Hedges
As a result of our floating rate debt, we are exposed to variability in our cash flows from changes in the applicable interest rate index. We enter into interest rate caps and swaps to reduce the variability of cash flows from increases in the LIBOR based borrowing rates on our floating rate credit facility. These instruments do not protect us from changes to the applicable margin under our credit facility. At June 30, 2020, our LIBOR-based debt balance was $950.2 million.

In October 2015, we entered into one interest rate swap, which was effective August 31, 2016 and expired on June 23, 2020, to convert $214 million of our LIBOR-based debt from a floating LIBOR interest rate to a fixed interest rate of 1.42% (excluding the applicable margin on the debt). The notional balance amortized to maturity at the same rate as required minimum payments on our term loan. The cash flow hedge was expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swap were recorded as a component of other comprehensive income (loss) (OCI) and recognized in earnings when the hedged item affected earnings. The amounts paid or received on the hedge were recognized as adjustment to interest expense.

In March 2020, we entered into an interest rate swap, which is effective from June 30, 2020 to June 30, 2023, and converts $240 million of our LIBOR-based debt from a floating LIBOR interest rate to a fixed interest rate of 0.617% (excluding the applicable margin). The notional balance will amortize to maturity at the same rate of originally required amortizations on our term loan. Changes in the fair value of the interest rate swap are recognized as a component of OCI and recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as adjustment to interest expense along with the earnings effect of the hedged item. The amount of net losses expected to be reclassified into earnings in the next 12 months is $1.0 million.

In November 2015, we entered into three interest rate cap contracts with a total notional amount of $100 million at a cost of $1.7 million. The interest rate cap contracts expired on June 23, 2020 and were entered into in order to limit our interest rate exposure on $100 million of our variable LIBOR based debt up to 2.00%. The interest rate cap contracts did not include the effect of the applicable margin. Changes in the fair value of these instruments were recognized as a component of OCI and recognized in earnings when the hedged item affected earnings. The amounts received on the hedge were recognized as an adjustment to interest expense along with the earnings effect of the hedged item.

In April 2018, we entered into one cross-currency swap, which converts $56.0 million of floating LIBOR-based U.S. dollar denominated debt into 1.38% fixed rate euro denominated debt. This cross-currency swap matures on April 30, 2021 and mitigates the risk associated with fluctuations in currency rates impacting cash flows related to U.S. dollar denominated debt in a euro functional currency entity. Changes in the fair value of the cross-currency swap are recognized as a component of OCI and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as an adjustment to interest expense along with the earnings effect of the hedged item. The amount of net gains expected to be reclassified into earnings in the next 12 months is $3.9 million.

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

The before-tax effects of our accounting for derivative instruments designated as hedges on AOCI were as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative		Gain (Loss) Reclassified from AOCI into Income
			Location	Amount
In thousands	2020	2019		2020	2019
Three Months Ended June 30,
Interest rate swap contracts	$(937)	$(683)	Interest expense	$(296)	$453
Interest rate cap contracts	389	134	Interest expense	194	305
Foreign exchange options	(880)	(89)	Product cost of revenues	(161)	162
Cross currency swap contract	(898)	(585)	Interest expense	145	416
Cross currency swap contract	—	—	Other income/(expense), net	(714)	(607)

Six Months Ended June 30,
Interest rate swap contract	$(2,516)	$(1,001)	Interest expense	$(193)	$919
Interest rate cap contracts	782	290	Interest expense	392	597
Foreign exchange options	(969)	218	Product cost of revenues	(161)	162
Cross currency swap contract	357	1,423	Interest expense	450	910
Cross currency swap contract	—	—	Other income/(expense), net	(197)	285

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income and expense. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of June 30, 2020, a total of 50 contracts were offsetting our exposures from the euro, Canadian dollar, Chinese yuan, Mexican peso, Pound Sterling and various other currencies, with notional amounts ranging from $111,000 to $26.4 million.

The effect of our derivative instruments not designated as hedges on the Consolidated Statements of Operations was as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Location	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
In thousands		2020	2019
Three Months Ended June 30,
Foreign exchange forward contracts	Other income (expense), net	$(904)	$(121)

Six Months Ended June 30,
Foreign exchange forward contracts	Other income (expense), net	$589	$(912)

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

Amounts recognized on the Consolidated Balance Sheets consist of:

In thousands	June 30, 2020	December 31, 2019
Assets
Plan assets in other long-term assets	$—	$44
Liabilities
Current portion of pension benefit obligation in wages and benefits payable	3,716	2,885
Long-term portion of pension benefit obligation	99,184	98,712
Pension benefit obligation, net	$102,900	$101,553

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

Net periodic pension benefit cost for our plans include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2020	2019	2020	2019
Service cost	$1,017	$892	$1,993	$1,971
Interest cost	457	573	930	1,155
Expected return on plan assets	(134)	(153)	(280)	(309)
Amortization of prior service costs	16	16	32	33
Amortization of actuarial net loss	453	342	908	687
Net periodic benefit cost	$1,809	$1,670	$3,583	$3,537

The components of net periodic benefit cost, other than the service cost component, are included in total other income (expense) on the Consolidated Statements of Operations.

Note 9:    Stock-Based Compensation

We grant stock-based compensation awards under the Second Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan), including stock options, restricted stock units, phantom stock, and unrestricted stock units. In the Stock Incentive Plan, we have 12,623,538 shares of common stock reserved and authorized for issuance subject to stock splits, dividends, and other similar events and at June 30, 2020, 5,611,617 shares were available for grant. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied. These shares are subject to a fungible share provision such that the authorized share reserve is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

We also periodically award phantom stock units, which are settled in cash upon vesting and accounted for as liability-based awards with no impact to the shares available for grant.

In addition, we maintain the Employee Stock Purchase Plan (ESPP), for which 204,451 shares of common stock were available for future issuance at June 30, 2020.

All other forms of stock grants, including Unrestricted stock, ESPP, and Phantom stock units were not significant for the three and six months ended June 30, 2020 and 2019.

Stock-Based Compensation Expense
Total stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2020	2019	2020	2019
Stock options	$526	$443	$993	$1,024
Restricted stock units	6,367	5,977	14,176	12,444
Unrestricted stock awards	206	158	412	315
Phantom stock units	1,060	525	1,493	1,443
Total stock-based compensation	$8,159	$7,103	$17,074	$15,226

Related tax benefit	$1,420	$1,275	$3,187	$2,718

Stock Options
A summary of our stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2019	895	$47.93	6.2	$4,806
Exercised	(59)	40.57		1,057
Forfeited	(8)	67.38
Expired	(9)	66.36
Outstanding, June 30, 2019	819	$48.06	5.8	$12,958

Outstanding, January 1, 2020	458	$56.38	7.0	$12,641
Granted	73	87.27			$26.72
Exercised	(47)	51.52		1,131
Outstanding, June 30, 2020	484	$61.48	7.3	$4,871

Exercisable, June 30, 2020	292	$50.30	6.1	$4,823

At June 30, 2020, total unrecognized stock-based compensation expense related to nonvested stock options was $3.4 million, which is expected to be recognized over a weighted average period of approximately 2.2 years.

The weighted average assumptions used to estimate the fair value of stock options granted and the resulting weighted average fair value are as follows:

	Six Months Ended June 30,
	2020	2019
Expected volatility	31.0%	—%
Risk-free interest rate	1.4%	—%
Expected term (years)	5.3	N/A
There were no employee stock options granted for the three months ended June 30, 2020, and the three and six months ended June 30, 2019.

Restricted Stock Units
The following table summarizes restricted stock unit activity:

In thousands, except fair value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, January 1, 2019	817
Granted	118	$56.40
Released (1)	(363)		$22,304
Forfeited	(36)
Outstanding, June 30, 2019	536

Outstanding, January 1, 2020	684	$64.38
Granted	189	85.97
Released (1)	(230)	65.14	$2,506
Forfeited	(13)	66.91
Outstanding, June 30, 2020	630	70.74

Vested but not released, June 30, 2020	8		$534
(1)  Shares released is presented gross of shares netted for employee payroll tax obligations.

At June 30, 2020, total unrecognized compensation expense on restricted stock units was $38.0 million, which is expected to be recognized over a weighted average period of approximately 2.0 years.

The weighted average assumptions used to estimate the fair value of performance-based restricted stock units granted with a service and market condition and the resulting weighted average fair value are as follows:

	Six Months Ended June 30,
	2020	2019
Expected volatility	37.6%	31.3%
Risk-free interest rate	1.5%	2.5%
Expected term (years)	1.8	1.6

Weighted average fair value	$94.28	$60.91
There were no performance-based restricted stock units granted for the three months ended June 30, 2020 and 2019.

Note 10: Income Taxes

We determine the interim tax benefit (provision) by applying an estimate of the annual effective tax rate to the year-to-date pretax book income (loss) and adjusting for discrete items during the reporting period, if any. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded.

Our tax rate for the three and six months ended June 30, 2020 of (8)% and (30)%, respectively, differed from the federal statutory rate of 21% primarily due to a significant loss recognized in the second quarter for the divestiture of the majority of our Latin American business activities. Refer to "Note 17: Sale of Business" for additional information on the transaction. This loss was recognized for tax as a discrete item and resulted in no tax benefit. Other rate drivers include losses in jurisdictions for which no benefit is recognized because of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, a benefit related to excess stock-based compensation, and uncertain tax positions.

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

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense amounts recognized were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2020	2019	2020	2019
Net interest and penalties expense	$312	$(42)	$620	$259

Accrued interest and penalties recognized were as follows:

In thousands	June 30, 2020	December 31, 2019
Accrued interest	$3,203	$2,849
Accrued penalties	1,746	1,681

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate were as follows:

In thousands	June 30, 2020	December 31, 2019
Unrecognized tax benefits related to uncertain tax positions	$122,621	$121,715
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	121,311	120,410

At June 30, 2020, we are under examination by certain tax authorities. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or cash flows.

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

We file income tax returns in various jurisdictions. The material jurisdictions where we are subject to examination include, among others, the United States, France, Germany, Italy, and the United Kingdom.

On March 27, 2020, the U.S. Federal government passed the Coronavirus Aid, Relief, and Economic Security (CARES) Act to provide economic relief from COVID-19. The CARES Act contains significant business tax provisions, which the Company has evaluated and determined will not have a material impact on the Company's financial statements or related disclosures.

The CARES Act also provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 outbreak and options to defer payroll tax payments. The Company has elected to defer remittances of payroll and other taxes into the future as provided for under the Act, and may assess in subsequent quarters the impact and availability of payroll tax credits from the U.S. and similar programs provided for by foreign governments, as applicable.

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

Our available lines of credit, outstanding standby LOCs, and bonds were as follows:

In thousands	June 30, 2020	December 31, 2019
Credit facility
Multicurrency revolving line of credit	$500,000	$500,000
Long-term borrowings	(400,000)	—
Standby LOCs issued and outstanding	(45,458)	(41,072)
Net available for additional borrowings under the multi-currency revolving line of credit	$54,542	$458,928

Net available for additional standby LOCs under sub-facility	$54,542	$258,928

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$99,782	$107,206
Standby LOCs issued and outstanding	(23,440)	(25,100)
Short-term borrowings	(134)	(173)
Net available for additional borrowings and LOCs	$76,208	$81,933

Unsecured surety bonds in force	$160,860	$136,004

In the event any such standby LOC or bond is called, we would be obligated to reimburse the issuer of the standby LOC or bond; however, as of August 3, 2020, we do not believe that any outstanding LOC or bond will be called.

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

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2020	2019	2020	2019
Beginning balance	$48,719	$57,532	$53,242	$60,443
New product warranties	1,000	538	2,070	2,257
Other adjustments and expirations, net	3,100	6,070	3,793	7,931
Claims activity	(8,365)	(7,434)	(14,305)	(13,517)
Effect of change in exchange rates	303	406	(43)	(2)
Ending balance	44,757	57,112	44,757	57,112
Less: current portion of warranty	33,039	38,987	33,039	38,987
Long-term warranty	$11,718	$18,125	$11,718	$18,125

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to insurance and supplier recoveries, other changes and adjustments to warranties, and customer claims. Warranty expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2020	2019	2020	2019
Total warranty expense	$4,130	$6,187	$5,893	$7,966

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

During the three months ended June 30, 2020 we reversed expense for employee severance costs and asset impairments we will no longer incur as a result of selling our business in Latin America.

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2018 Projects were as follows:

In thousands	Total Expected Costs at June 30, 2020	Costs Recognized in Prior Periods	Costs Recognized During the Six Months Ended June 30, 2020	Expected Remaining Costs to be Recognized at June 30, 2020
Employee severance costs	$67,833	$72,133	$(4,300)	$—
Asset impairments & net loss (gain) on sale or disposal	2,696	3,842	(1,146)	—
Other restructuring costs	21,381	11,420	2,515	7,446
Total	$91,910	$87,395	$(2,931)	$7,446

The following table summarizes the activity within the restructuring related balance sheet accounts for the 2018 Projects during the six months ended June 30, 2020:

In thousands	Accrued Employee Severance	Asset Impairments & Net Loss (Gain) on Sale or Disposal	Other Accrued Costs	Total
Beginning balance, January 1, 2020	$53,741	$—	$2,366	$56,107
Costs charged to expense	(4,300)	(1,146)	2,515	(2,931)
Cash (payments) receipts	(7,511)	2,312	(2,225)	(7,424)
Net assets disposed and impaired	—	(1,166)	—	(1,166)
Effect of change in exchange rates	96	—	(1)	95
Ending balance, June 30, 2020	$42,026	$—	$2,655	$44,681

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

The current portion of restructuring liabilities was $15.6 million and $18.9 million as of June 30, 2020 and December 31, 2019. The current portion of restructuring liabilities is classified within other current liabilities on the Consolidated Balance Sheets.

The long-term portion of restructuring liabilities balances was $29.1 million and $37.2 million as of June 30, 2020 and December 31, 2019. The long-term portion of restructuring liabilities is classified within other long-term obligations on the Consolidated Balance Sheets and includes severance accruals and facility exit costs.

Note 13:    Shareholders' Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at June 30, 2020 or December 31, 2019.

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

Other Comprehensive Income (Loss)
The changes in the components of AOCI, net of tax, were as follows:

In thousands	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Benefit Obligation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2019	$(157,489)	$1,201	$(14,380)	$(25,637)	$(196,305)
OCI before reclassifications	2,801	998	—	663	4,462
Amounts reclassified from AOCI	—	(2,497)	—	(9)	(2,506)
Total other comprehensive income (loss)	2,801	(1,499)	—	654	1,956
Balances at June 30, 2019	$(154,688)	$(298)	$(14,380)	$(24,983)	$(194,349)

Balances at January 1, 2020	$(157,999)	$(723)	$(14,380)	$(31,570)	$(204,672)
OCI before reclassifications	(14,135)	(1,914)	—	83	(15,966)
Amounts reclassified from AOCI	52,088	(242)	—	965	52,811
Total other comprehensive income (loss)	37,953	(2,156)	—	1,048	36,845
Balances at June 30, 2020	$(120,046)	$(2,879)	$(14,380)	$(30,522)	$(167,827)

The before-tax, income tax (provision) benefit, and net-of-tax amounts related to each component of OCI were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2020	2019	2020	2019
Before-tax amount
Foreign currency translation adjustment	$10,685	$5,352	$(15,908)	$3,098
Foreign currency translation adjustment reclassified to net income on sale of business	52,088	—	52,088	—
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	(2,331)	651	(2,341)	822
Net hedging (gain) loss reclassified to net income	832	(2,610)	(291)	(2,874)
Net unrealized gain (loss) on defined benefit plans	(457)	378	81	720
Net defined benefit plan (gain) loss reclassified to net income	469	(189)	940	(10)
Total other comprehensive income (loss), before tax	$61,286	$3,582	$34,569	$1,756

Tax (provision) benefit
Foreign currency translation adjustment	$625	$(165)	$1,773	$(297)
Foreign currency translation adjustment reclassified to net income on sale of business	—	—	—	—
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	135	136	427	176
Net hedging (gain) loss reclassified to net income	(25)	189	49	377
Net unrealized gain (loss) on defined benefit plans	6	(42)	2	(57)
Net defined benefit plan (gain) loss reclassified to net income	29	36	25	1
Total other comprehensive income (loss) tax benefit	$770	$154	$2,276	$200

Net-of-tax amount
Foreign currency translation adjustment	$11,310	$5,187	$(14,135)	$2,801
Foreign currency translation adjustment reclassified to net income on sale of business	52,088	—	52,088	—
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	(2,196)	787	(1,914)	998
Net hedging (gain) loss reclassified to net income	807	(2,421)	(242)	(2,497)
Net unrealized gain (loss) on defined benefit plans	(451)	336	83	663
Net defined benefit plan (gain) loss reclassified to net income	498	(153)	965	(9)
Total other comprehensive income (loss), net of tax	$62,056	$3,736	$36,845	$1,956

Note 14:    Fair Values of Financial Instruments

The fair values at June 30, 2020 and December 31, 2019 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	June 30, 2020		December 31, 2019
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit facility
USD denominated term loan	$546,924	$532,090	$546,495	$550,135
Multicurrency revolving line of credit	400,000	385,272	—	—
Senior notes	387,143	398,500	385,987	416,500

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

Revenues, gross profit, and operating income associated with our operating segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2020	2019	2020	2019
Product revenues
Device Solutions	$126,950	$214,589	$327,118	$433,158
Networked Solutions	300,351	333,422	615,788	647,772
Outcomes	11,684	18,036	24,216	29,967
Total Company	$438,985	$566,047	$967,122	$1,110,897

Service revenues
Device Solutions	$2,215	$3,134	$4,326	$6,320
Networked Solutions	24,129	22,494	49,537	44,571
Outcomes	44,265	43,362	87,024	87,825
Total Company	$70,609	$68,990	$140,887	$138,716

Total revenues
Device Solutions	$129,165	$217,723	$331,444	$439,478
Networked Solutions	324,480	355,916	665,325	692,343
Outcomes	55,949	61,398	111,240	117,792
Total Company	$509,594	$635,037	$1,108,009	$1,249,613

Gross profit
Device Solutions	$11,948	$41,590	$44,315	$81,506
Networked Solutions	108,323	126,243	230,073	253,311
Outcomes	18,246	23,381	35,695	43,660
Total Company	$138,517	$191,214	$310,083	$378,477

Operating income (loss)
Device Solutions	$(1,120)	$28,355	$17,078	$53,812
Networked Solutions	77,382	98,035	166,062	193,357
Outcomes	9,226	14,367	17,424	24,777
Corporate unallocated	(130,875)	(97,199)	(219,581)	(207,565)
Total Company	(45,387)	43,558	(19,017)	64,381
Total other income (expense)	(12,299)	(15,022)	(21,957)	(29,873)
Income (loss) before income taxes	$(57,686)	$28,536	$(40,974)	$34,508

Our corporate unallocated operating loss for the three and six months ended June 30, 2020 includes a $56.9 million loss from the sale of our Latin American business. Refer to "Note 17: Sale of Business" for additional information on the transaction.

For the three months ended June 30, 2020 and 2019, one customer represented 13% and 11% of total company revenues. For the six months ended June 30, 2020 and 2019, one customer represented 12% and 11% of total company revenues.

We currently buy a majority of our integrated circuit board assemblies from three suppliers. Management believes that other suppliers could provide similar products, but a change in suppliers, disputes with our suppliers, or unexpected constraints on the suppliers' production capacity could adversely affect operating results.

Revenues by region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2020	2019	2020	2019
United States and Canada	$369,862	$417,909	$755,187	$815,475
Europe, Middle East, and Africa (EMEA)	107,799	167,314	274,783	338,556
Latin America and Asia Pacific(1)	31,933	49,814	78,039	95,582
Total Company	$509,594	$635,037	$1,108,009	$1,249,613
(1) On June 25, 2020, Itron closed on the sale of its Latin American operations. We will continue to sell into the region through an exclusive distributor.

Depreciation expense is allocated to the operating segments based upon each segment's use of the assets. All amortization expense is recognized within Corporate unallocated. Depreciation and amortization of intangible assets expense associated with our operating segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2020	2019	2020	2019
Device Solutions	$6,062	$6,346	$12,497	$12,782
Networked Solutions	4,333	3,205	8,070	6,453
Outcomes	1,412	1,285	2,805	2,587
Corporate unallocated	12,392	17,805	24,858	35,246
Total Company	$24,199	$28,641	$48,230	$57,068

Note 16: Revenues

A summary of significant net changes in the contract assets and the contract liabilities balances during the period is as follows:

In thousands	Contract liabilities, less contract assets
Beginning balance, January 1, 2020	$88,215
Revenues recognized from beginning contract liability	(71,859)
Increases due to amounts collected or due	181,878
Revenues recognized from current period increases	(75,447)
Other	(5,629)
Ending balance, June 30, 2020	$117,158

On January 1, 2020, total contract assets were $50.7 million and total contract liabilities were $138.9 million. On June 30, 2020, total contract assets were $49.6 million and total contract liabilities were $166.8 million. The contract assets primarily relate to contracts that include a retention clause and allocations related to contracts with multiple performance obligations. The contract liabilities primarily relate to deferred revenue, such as extended warranty and maintenance cost.

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

Note 17: Sale of Business

Latin America Divestiture
On June 25, 2020, we closed on the sale of five subsidiaries comprising our manufacturing and sales operations in Latin America to buyers led by Instalación Profesional y Tecnologías del Centro S.A. de C.V., a Mexican company doing business as Accell in Brazil (Accell), through the execution of various definitive stock purchase agreements. The sale of these Latin America-based operations is part of our continued strategy to improve profitability and focus on growing our Networked Solutions and Outcomes businesses in Latin America and throughout the world. We retained the intellectual property rights to our products sold in Latin America. As part of the transaction, we entered into an intellectual property license agreement whereby Accell will pay a royalty on certain products manufactured by Accell using licensed Company intellectual property. In addition, Accell will serve as an exclusive distributor for our Device Solutions, Networked Solutions, and Outcomes products and services offerings in Latin America.

Based on the sales price and the net assets of the five subsidiaries sold, we recognized an impairment loss of $56.9 million in the second quarter of 2020. The impairment was primarily due to the recognition of $52.1 million in foreign currency translation losses accumulated since the acquisition of these subsidiaries in 2006 and 2007, and allocated goodwill of $3.0 million. Accell assumed all recognized liabilities, as well as all future liabilities, of the subsidiaries. We have provided no indemnification for any future losses that may be incurred. The terms of the agreement allow for adjustments to the working capital amounts used in the calculation of the sales price and net assets written off for a period of 60 days following the close of the transaction.

Of the total sales price, $2.5 million was received at closing, and the majority of the remaining portion is due by December 31, 2020. Included in the net assets sold was $6.1 million in cash. This resulted in net outflow of cash at closing of $3.6 million.

The loss on sale of business was calculated as follows:

In thousands	Loss on sale of business
Sales price	$35,008
Net assets sold (including working capital)	(36,002)
Currency translation adjustment loss	(52,088)
Goodwill allocated	(3,000)
Legal fees	(833)
Total loss on sale of business	$(56,915)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes included in this report and with the consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission (SEC) in our Annual Report on Form 10-K on February 27, 2020 (2019 Annual Report).

Documents we provide to the SEC are available free of charge under the Investors section of our website at www.itron.com as soon as practicable after they are filed with or furnished to the SEC. In addition, these documents are available at the SEC's website (http://www.sec.gov).

Certain Forward-Looking Statements

This report contains, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical factors nor assurances of future performance. These statements are based on our expectations about, among others, revenues, operations, financial performance, earnings, liquidity, earnings per share, cash flows and restructuring activities including headcount reductions and other cost savings initiatives. This document reflects our current strategy, plans and expectations and is based on information currently available as of the date of this Quarterly Report on Form 10-Q. When we use words such as "expect," "intend," "anticipate," "believe," "plan," “goal,” “seek,” "project," "estimate," "future," “strategy,” "objective," "may," “likely,” “should,” "will," "will continue," and similar expressions, including related to future periods, they are intended to identify forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. Although we believe the estimates and assumptions upon which these forward-looking statements are based are reasonable, any of these estimates or assumptions could prove to be inaccurate and the forward-looking statements based on these estimates and assumptions could be incorrect. Our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a variety of factors. Therefore, you should not rely on any of these forward-looking statements. Some of the factors that we believe could affect our results include our ability to execute on our restructuring plan, our ability to achieve estimated cost savings, the rate and timing of customer demand for our products, rescheduling of current customer orders, changes in estimated liabilities for product warranties, adverse impacts of litigation, changes in laws and regulations, our dependence on new product development and intellectual property, future acquisitions, changes in estimates for stock-based and bonus compensation, increasing volatility in foreign exchange rates, international business risks, uncertainties caused by adverse economic conditions, including, without limitation those resulting from extraordinary events or circumstances such as the COVID-19 pandemic and other factors that are more fully described in Item 1A: “Risk Factors” included in our 2019 Annual Report, Part II - Item 1A of this document, and other reports on file with the SEC. We do not undertake any obligation to publicly update or revise any forward-looking statement, whether written or oral.

The impact caused by the ongoing COVID-19 pandemic includes uncertainty as to the duration, spread, severity, and any recurrence of the COVID-19 pandemic, the duration and scope of related government orders and restrictions, impact on overall demand, impact on our customers’ businesses and workforce levels, disruptions of our business and operations, including the impact on our employees, limitations on, or closures of, our facilities, or the business and operations of our customers or suppliers. Our estimates and statements regarding the impact of COVID-19 are made in good faith to provide insight to our current and future operating and financial environment and any of these may materially change due to factors outside our control. For more information on risks associated with the COVID-19 pandemic, please see our updated risk in Part II, Item 1A, “Risk Factors” of this document.

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

Non-GAAP Measures
To supplement our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States (GAAP), we use certain adjusted or non-GAAP financial measures, including non-GAAP operating expense, non-GAAP operating income, non-GAAP net income, non-GAAP diluted earnings per share (EPS), adjusted EBITDA, adjusted EBITDA margin, constant currency, and free cash flow. We provide these non-GAAP financial measures because we believe they provide greater transparency and represent supplemental information used by management in its financial and operational decision making. We exclude certain costs in our non-GAAP financial measures as we believe the net result is a measure of our core business. We believe these measures facilitate operating performance comparisons from period to period by eliminating potential differences caused by the existence and timing of certain expense items that would not otherwise be apparent on a GAAP basis. Non-GAAP performance measures should be considered in addition to, and not as a substitute for, results prepared in accordance with GAAP. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Our non-GAAP financial measures may be different from those reported by other companies.

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

Refer to the Non-GAAP Measures section below on pages 41-43 for information about these non-GAAP measures and the detailed reconciliation of items that impacted free cash flow, non-GAAP operating expense, non-GAAP operating income, non-GAAP net income, adjusted EBITDA, and non-GAAP diluted EPS in the presented periods.

Total Company Highlights

Highlights and significant developments for the three months ended June 30, 2020 compared with the three months ended June 30, 2019
•Revenues were $509.6 million compared with $635.0 million in 2019, a decrease of $125.4 million, or 20%
•Gross margin was 27.2%, compared with 30.1% in the same period last year
•Operating expenses increased $36.2 million, or 25%, compared with 2019, and included a $56.9 million loss on sale of business
•Net loss attributable to Itron, Inc. was $62.8 million compared with net income of $19.4 million in 2019
•GAAP diluted EPS decreased by $2.05 to a diluted loss per share of $1.56 compared with 2019
•Non-GAAP net income attributable to Itron, Inc. was $1.3 million compared with $34.6 million in 2019
•Non-GAAP diluted EPS was $0.03, a decrease of $0.84 compared with 2019
•Adjusted EBITDA was $31.2 million compared with $73.0 million in 2019
•Total backlog was $2.9 billion and twelve-month backlog was $1.3 billion at June 30, 2020

Highlights and significant developments for the six months ended June 30, 2020 compared with the six months ended June 30, 2019
•Revenues were $1.11 billion compared with $1.25 billion in 2019, a decrease of $141.6 million, or 11%
•Gross margin was 28.0% compared with 30.3% in 2019
•Operating expenses increased $15.0 million, or 5%, compared with 2019, and included a $56.9 million loss on sale of business
•Net loss attributable to Itron, Inc. was $54.1 million, compared with net income of $17.5 million in 2019
•GAAP diluted EPS decreased by $1.79 to a diluted loss per share of $1.35 as compared with 2019
•Non-GAAP net income attributable to Itron, Inc. was $24.3 million compared with $62.5 million in 2019
•Non-GAAP diluted EPS was $0.60, a decrease of $0.97 compared with 2019
•Adjusted EBITDA was $83.2 million compared with $138.7 million in 2019

Outlook for 2020 due to COVID-19
The COVID-19 pandemic has had global economic impacts including disrupting global supply chains and creating market volatility. The extent of the recent pandemic and its ongoing impact on our operations is volatile but is being monitored closely by management. Certain of our European factories were closed during portions of the first half of 2020 due to government actions and local conditions, and all had reopened as of the end of the second quarter. These closures as well as any further closures that may be imposed on us could impact our results for the remainder of 2020. We expect that certain of our customers’ projects and deployments may shift to later in 2020 and 2021. At this time, we expect that these Q2 2020 financial results of operations will be the most impacted by the pandemic. Incremental costs to us related to COVID-19, such as personal protective equipment, increased cleaning and sanitizing of our facilities, and other such items, have not been material to date. At this time, we have not identified any significant decrease in long-term customer demand for our products and services. For more information on risks associated with the COVID-19 pandemic, please see our updated risk in Part II, Item 1A, "Risk Factors".

The COVID 19 pandemic remains a rapidly evolving situation. Changes in the mix of earnings or losses from our different geographical operations, as well as any future enactment of tax legislation and other factors, may result in more volatile quarterly and annual effective tax rates. The detrimental impacts to financial results may be partially offset by financial assistance from the U.S. and foreign governments, including employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 outbreak. Other benefits, including options to defer payroll tax payments and additional deductions, has resulted in reduced future cash outlays in the near term.

Sale of Business
On June 25, 2020, we closed on the sale of five subsidiaries comprising our manufacturing and sales operations in Latin America to buyers led by Instalación Profesional y Tecnologías del Centro S.A. de C.V., a Mexican company doing business as Accell in Brazil (Accell), through the execution of various definitive stock purchase agreements. The sale of these Latin America-based operations is part of our continued strategy to improve profitability and focus on growing our Networked Solutions and Outcomes businesses in Latin America and throughout the world. We retained the intellectual property rights to our products sold in Latin America. As part of the transaction, we entered into an intellectual property license agreement whereby Accell will pay a royalty on certain products manufactured by Accell using licensed Company intellectual property. In addition, Accell will serve as an exclusive distributor for our Device Solutions, Networked Solutions, and Outcomes products and services offerings in Latin America. We recognized a loss on sale of business of $56.9 million in the second quarter of 2020, primarily due to foreign currency translation losses and allocated goodwill. Refer to Item 1: "Financial Statements (Unaudited), Note 17: Sale of Business" for more information.

Credit Facility
We drew $400 million U.S. dollars under the revolving line of credit within the 2018 credit facility on March 25, 2020. In light of the current uncertain environment, we deemed it prudent to increase our cash position and preserve future financial flexibility. The Total Net Leverage Ratio, as defined in the amended 2018 credit facility agreement, was unchanged by this drawing.

Total Company GAAP and Non-GAAP Highlights and Unit Shipments:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands, except margin and per share data	2020	2019	% Change	2020	2019	% Change
GAAP
Revenues
Product revenues	$438,985	$566,047	(22)%	$967,122	$1,110,897	(13)%
Service revenues	70,609	68,990	2%	140,887	138,716	2%
Total revenues	509,594	635,037	(20)%	1,108,009	1,249,613	(11)%

Gross profit	$138,517	$191,214	(28)%	$310,083	$378,477	(18)%
Operating expenses	183,904	147,656	25%	329,100	314,096	5%
Operating income (loss)	(45,387)	43,558	NM	(19,017)	64,381	NM
Other income (expense)	(12,299)	(15,022)	(18)%	(21,957)	(29,873)	(26)%
Income tax provision	(4,801)	(8,419)	(43)%	(12,351)	(14,540)	(15)%
Net income (loss) attributable to Itron, Inc.	(62,802)	19,446	NM	(54,118)	17,539	NM

Non-GAAP(1)
Non-GAAP operating expenses	$118,187	$128,041	(8)%	$251,234	$258,598	(3)%
Non-GAAP operating income	20,330	63,173	(68)%	58,849	119,879	(51)%
Non-GAAP net income attributable to Itron, Inc.	1,326	34,600	(96)%	24,295	62,490	(61)%
Adjusted EBITDA	31,201	72,966	(57)%	83,174	138,724	(40)%

GAAP Margins and Earnings Per Share
Gross margin
Product gross margin	25.0%	29.2%		26.2%	29.1%
Service gross margin	40.8%	38.0%		40.4%	39.4%
Total gross margin	27.2%	30.1%		28.0%	30.3%

Operating margin	(8.9)%	6.9%		(1.7)%	5.2%
Net income (loss) per common share - Basic	$(1.56)	$0.49		$(1.35)	$0.44
Net income (loss) per common share - Diluted	$(1.56)	$0.49		$(1.35)	$0.44

Non-GAAP Earnings Per Share(1)
Non-GAAP diluted EPS	$0.03	$0.87		$0.60	$1.57
(1)These measures exclude certain expenses that we do not believe are indicative of our core operating results. See pages 41-43 for information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

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

A summary of our endpoints shipped is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Units in thousands	2020	2019	2020	2019
Itron Endpoints
Standard endpoints	3,130	5,570	8,520	11,040
Networked endpoints	4,190	4,260	8,090	8,240
Total endpoints	7,320	9,830	16,610	19,280

Results of Operations

Revenues and Gross Margin

The actual results of and effects of changes in foreign currency exchange rates on revenues and gross profit were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended June 30,
In thousands	2020	2019
Total Company
Revenues	$509,594	$635,037	$(10,766)	$(114,677)	$(125,443)
Gross profit	138,517	191,214	(2,623)	(50,074)	(52,697)

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Six Months Ended June 30,
In thousands	2020	2019
Total Company
Revenues	$1,108,009	$1,249,613	$(19,180)	$(122,424)	$(141,604)
Gross profit	310,083	378,477	(4,489)	(63,905)	(68,394)

Revenues - Three months ended June 30, 2020 vs. Three months ended June 30, 2019
Total revenues decreased $125.4 million, or 20%, in the 2020 quarter, compared with the same period in 2019. We were negatively impacted by COVID-19, which played a significant role in lower year-over-year results. Product revenues decreased by $127.1 million, and service revenues increased slightly. Device Solutions decreased by $88.6 million; Networked Solution decreased by $31.4 million; and Outcomes decreased by $5.4 million when compared with the same period last year. Changes in exchange rates unfavorably impacted total revenues in the 2020 period by $10.8 million, of which $9.1 million unfavorably impacted Device Solutions.

Revenues - Six months ended June 30, 2020 vs. Six months ended June 30, 2019
Total revenues decreased $141.6 million, or 11%, for the first half of 2020, compared with the same period in 2019. We were negatively impacted by COVID-19, which played a significant role in lower year-over-year results. Product revenues decreased by $143.8 million, and service revenues increased slightly. Device Solutions decreased by $108.0 million; Networked Solutions decreased by $27.0 million; and Outcomes decreased by $6.6 million when compared with the same period last year. Changes in exchange rates unfavorably impacted total revenues by $19.2 million, of which $16.7 million unfavorably impacted Device Solutions.

Gross Margin - Three months ended June 30, 2020 vs. Three months ended June 30, 2019
Gross margin in the 2020 period was 27.2%, compared with 30.1% in 2019. We were negatively impacted by unfavorable product mix and manufacturing inefficiencies. Product sales gross margin decreased to 25.0% for the quarter in 2020, compared with 29.2% in 2019. Gross margin on service revenues increased to 40.8% in 2020, compared with 38.0% in 2019.

Gross Margin - Six months ended June 30, 2020 vs. Six months ended June 30, 2019
Gross margin for the current year was 28.0%, compared with 30.3% in 2019. Unfavorable product mix and manufacturing inefficiencies negatively impacted our results. Product sales gross margin decreased to 26.2% in the 2020 period, compared with 29.1% in 2019 and gross margin on service revenues increased to 40.4%, compared with 39.4% in 2019.

Refer to Operating Segment Results section below for further detail on total company revenues and gross margin.

Operating Expenses

The actual results of and effects of changes in foreign currency exchange rates on operating expenses were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended June 30,
In thousands	2020	2019
Total Company
Sales, general and administrative	$69,538	$88,259	$(1,048)	$(17,673)	$(18,721)
Research and development	48,994	49,449	(212)	(243)	(455)
Amortization of intangible assets	11,140	16,117	(87)	(4,890)	(4,977)
Restructuring	(2,683)	(6,169)	(22)	3,508	3,486
Loss on sale of business	56,915	—	—	56,915	56,915
Total Operating expenses	$183,904	$147,656	$(1,369)	$37,617	$36,248

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Six Months Ended June 30,
In thousands	2020	2019
Total Company
Sales, general and administrative	$150,036	$180,974	$(2,277)	$(28,661)	$(30,938)
Research and development	102,775	99,939	(343)	3,179	2,836
Amortization of intangible assets	22,305	32,090	(151)	(9,634)	(9,785)
Restructuring	(2,931)	1,093	(181)	(3,843)	(4,024)
Loss on sale of business	56,915	—	—	56,915	56,915
Total Operating expenses	$329,100	$314,096	$(2,952)	$17,956	$15,004

Operating expenses increased $36.2 million for the second quarter of 2020 as compared with the same period in 2019. This was primarily the result of the $56.9 million loss on sale of business due to the recent Latin America divestiture. The increase was partially offset by decreases of $18.7 million in sales, general and administrative expenses due to lower medical and travel expenses, and $5.0 million in amortization of intangible assets compared with the 2019 period. Acquisition and integration costs, which are classified within sales, general and administrative expenses, decreased by $8.9 million compared with the same period in 2019.

Operating expenses increased $15.0 million for the six months ended June 30, 2020 as compared with the same period in 2019. This was primarily the result of the $56.9 million loss on sale of business due to the recent Latin America divestiture. The increase was partially offset by decreases of $30.9 million in sales, general and administrative expenses due to lower medical and travel expenses, and $9.8 million in amortization of intangible assets. Acquisition and integration costs, which are classified within sales, general and administrative expenses, decreased by $19.1 million compared with the same period in 2019.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
In thousands	2020	2019		2020	2019
Interest income	$1,258	$534	136%	$1,811	$862	110%
Interest expense	(10,678)	(12,294)	(13)%	(20,948)	(24,629)	(15)%
Amortization of prepaid debt fees	(1,006)	(1,202)	(16)%	(2,013)	(2,402)	(16)%
Other income (expense), net	(1,873)	(2,060)	(9)%	(807)	(3,704)	(78)%
Total other income (expense)	$(12,299)	$(15,022)	(18)%	$(21,957)	$(29,873)	(26)%

Total other income (expense) for the three and six months ended June 30, 2020 was a net expense of $12.3 million and $22.0 million, compared with net expense of $15.0 million and $29.9 million in the same periods in 2019.

The lower total expense for the three months ended June 30, 2020, as compared with the same period in 2019, was driven primarily by $2.3 million in lower interest expense for the credit facility.

The decrease in other income (expense) for the six months ended June 30, 2020, as compared with the same period in 2019, was primarily driven by $4.8 million in lower interest expense for the credit facility and lower foreign currency exchange losses resulting from transactions denominated in a currency other than the reporting entity's functional currency.

Income Tax Provision

For the three and six months ended June 30, 2020, our income tax expense was $4.8 million and $12.4 million compared with income tax expense of $8.4 million and $14.5 million for the same periods in 2019. Our tax rate for the three and six months ended June 30, 2020 of (8)% and (30)%, respectively, differed from the federal statutory rate of 21% primarily due to a significant loss recognized in the second quarter for the divestiture of the majority of our Latin American business activities. This loss was recognized for tax as a discrete item and resulted in no tax benefit. Other rate drivers include losses experienced in jurisdictions with valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, a benefit related to excess stock-based compensation, and uncertain tax positions. Our tax rate for the three and six months ended June 30, 2019 of 30% and 42%, respectively, differed from the federal statutory rate of 21% primarily due to losses in jurisdictions for which no benefit is recognized because of valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions, a benefit related to excess stock-based compensation, and uncertain tax positions.

For additional discussion related to income taxes, see Item 1: "Financial Statements (Unaudited), Note 10: Income Taxes".

Operating Segment Results

For a description of our operating segments, refer to Item 1: "Financial Statements (Unaudited), Note 15: Segment Information". The following tables and discussion highlight significant changes in trends or components of each operating segment:

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands	2020	2019	% Change		2020	2019	% Change
Segment Revenues
Device Solutions	$129,165	$217,723	(41)%		$331,444	$439,478	(25)%
Networked Solutions	324,480	355,916	(9)%		665,325	692,343	(4)%
Outcomes	55,949	61,398	(9)%		111,240	117,792	(6)%
Total revenues	$509,594	$635,037	(20)%		$1,108,009	$1,249,613	(11)%

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
In thousands	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment Gross Profit and Margin
Device Solutions	$11,948	9.3%	$41,590	19.1%	$44,315	13.4%	$81,506	18.5%
Networked Solutions	108,323	33.4%	126,243	35.5%	230,073	34.6%	253,311	36.6%
Outcomes	18,246	32.6%	23,381	38.1%	35,695	32.1%	43,660	37.1%
Total gross profit and margin	$138,517	27.2%	$191,214	30.1%	$310,083	28.0%	$378,477	30.3%

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands	2020	2019	% Change		2020	2019	% Change
Segment Operating Expenses
Device Solutions	$13,068	$13,235	(1)%		$27,237	$27,694	(2)%
Networked Solutions	30,941	28,208	10%		64,011	59,954	7%
Outcomes	9,020	9,014	—%		18,271	18,883	(3)%
Corporate unallocated	130,875	97,199	35%		219,581	207,565	6%
Total operating expenses	$183,904	$147,656	25%		$329,100	$314,096	5%

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
In thousands	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment Operating Income (Loss) and Operating Margin
Device Solutions	$(1,120)	(0.9)%	$28,355	13.0%	$17,078	5.2%	$53,812	12.2%
Networked Solutions	77,382	23.8%	98,035	27.5%	166,062	25.0%	193,357	27.9%
Outcomes	9,226	16.5%	14,367	23.4%	17,424	15.7%	24,777	21.0%
Corporate unallocated	(130,875)	(25.7)%	(97,199)	(15.3)%	(219,581)	(19.8)%	(207,565)	(16.6)%
Total operating income (loss) and operating margin	$(45,387)	(8.9)%	$43,558	6.9%	$(19,017)	(1.7)%	$64,381	5.2%

Device Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Device Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended June 30,
In thousands	2020	2019
Device Solutions Segment
Revenues	$129,165	$217,723	$(9,078)	$(79,480)	$(88,558)
Gross profit	11,948	41,590	(1,961)	(27,681)	(29,642)
Operating expenses	13,068	13,235	(95)	(72)	(167)

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Six Months Ended June 30,
In thousands	2020	2019
Device Solutions Segment
Revenues	$331,444	$439,478	$(16,711)	$(91,323)	$(108,034)
Gross profit	44,315	81,506	(3,466)	(33,725)	(37,191)
Operating expenses	27,237	27,694	(206)	(251)	(457)

Revenues - Three months ended June 30, 2020 vs. Three months ended June 30, 2019
Revenues decreased $88.6 million, or 41%. Changes in foreign currency exchange rates unfavorably impacted revenues by $9.1 million, and we had lower shipments due to COVID-19 related factory closures in Europe, Middle East, and Africa (EMEA).

Revenues - Six months ended June 30, 2020 vs. Six months ended June 30, 2019
Revenues decreased $108.0 million, or 25%. Changes in foreign currency exchange rates unfavorably impacted revenues by $16.7 million, and we had lower shipments due to COVID-19.

Gross Margin - Three months ended June 30, 2020 vs. Three months ended June 30, 2019
For the three months ended June 30, 2020, gross margin was 9.3%, compared with 19.1% for the same period in 2019. The 980 basis point reduction over the prior year was primarily due to manufacturing inefficiencies.

Gross Margin - Six months ended June 30, 2020 vs. Six months ended June 30, 2019
For the six months ended June 30, 2020, gross margin was 13.4%, compared with 18.5% for the same period in 2019. The 510 basis point reduction over the prior year was primarily due to $10.1 million of unfavorable product mix and manufacturing inefficiencies, partially offset by lower warranty expense of $0.8 million.

Operating Expenses - Three months ended June 30, 2020 vs. Three months ended June 30, 2019
Operating expenses decreased $0.2 million, or 1%, compared with 2019. The decrease was primarily related to lower sales and marketing expense of $0.4 million, partially offset by an increase of $0.2 million in research and development expense.

Operating Expenses - Six months ended June 30, 2020 vs. Six months ended June 30, 2019
Operating expenses decreased $0.5 million, or 2%, for the first half of 2020, compared with the same period in 2019. The decrease was primarily a result of $0.3 million lower sales and marketing expense and $0.2 million lower research and development expense.

Networked Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Networked Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended June 30,
In thousands	2020	2019
Networked Solutions Segment
Revenues	$324,480	$355,916	$(1,102)	$(30,334)	$(31,436)
Gross profit	108,323	126,243	(380)	(17,540)	(17,920)
Operating expenses	30,941	28,208	(16)	2,749	2,733

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Six Months Ended June 30,
In thousands	2020	2019
Networked Solutions Segment
Revenues	$665,325	$692,343	$(1,491)	$(25,527)	$(27,018)
Gross profit	230,073	253,311	(537)	(22,701)	(23,238)
Operating expenses	64,011	59,954	(38)	4,095	4,057

Revenues - Three months ended June 30, 2020 vs. Three months ended June 30, 2019
Revenues decreased $31.4 million, or 9%, in 2020 compared with 2019. The change was primarily due to delayed deployments driven by COVID-19, with lower product revenue of $33.1 million partially offset by higher maintenance service revenue of $1.6 million.

Revenues - Six months ended June 30, 2020 vs. Six months ended June 30, 2019
Revenues decreased $27.0 million, or 4%, for the first half of 2020 compared with the same period in 2019. The change was primarily due to delayed deployments driven by COVID-19, with lower product revenue of $32.0 million partially offset by higher maintenance service revenue of $5.0 million.

Gross Margin - Three months ended June 30, 2020 vs. Three months ended June 30, 2019
Gross margin was 33.4% for the period ending June 30, 2020, compared with 35.5% in 2019. The 210 basis point decrease was primarily related to higher supply chain costs.

Gross Margin - Six months ended June 30, 2020 vs. Six months ended June 30, 2019
Gross margin was 34.6% for the 2020 period, compared with 36.6% in 2019. The 200 basis point decrease was primarily related to higher supply chain costs.

Operating Expenses - Three months ended June 30, 2020 vs. Three months ended June 30, 2019
Operating expenses increased $2.7 million, or 10%, for the quarter in 2020, compared with the same period in 2019. The increase was primarily related to higher research and development expenses of $3.1 million, partially offset by a decrease of $0.4 million in sales and marketing expenses.

Operating Expenses - Six months ended June 30, 2020 vs. Six months ended June 30, 2019
Operating expenses increased $4.1 million, or 7%, for the first half of 2020, compared with the same period in 2019. The increase was primarily related to higher research and development expenses of $4.9 million, partially offset by a decrease of $0.8 million in sales and marketing expenses.

Outcomes

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Outcomes segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended June 30,
In thousands	2020	2019
Outcomes Segment
Revenues	$55,949	$61,398	$(587)	$(4,862)	$(5,449)
Gross profit	18,246	23,381	(283)	(4,852)	(5,135)
Operating expenses	9,020	9,014	(12)	18	6

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Six Months Ended June 30,
In thousands	2020	2019
Outcomes Segment
Revenues	$111,240	$117,792	$(979)	$(5,573)	$(6,552)
Gross profit	35,695	43,660	(486)	(7,479)	(7,965)
Operating expenses	18,271	18,883	(33)	(579)	(612)

Revenues - Three months ended June 30, 2020 vs. Three months ended June 30, 2019
For the 2020 period, revenues decreased $5.4 million, or 9%, compared with the 2019 period. This decline was driven by a decrease in software license sales.

Revenues - Six months ended June 30, 2020 vs. Six months ended June 30, 2019
Revenues decreased $6.6 million, or 6%, for the first half of 2020, compared with 2019. This decline was driven by a decrease in hardware and software license sales and professional services.

Gross Margin - Three months ended June 30, 2020 vs. Three months ended June 30, 2019
Gross margin decreased to 32.6% for the second quarter of 2020, compared with 38.1% for the same period last year. The 550 basis point decrease was driven by a less favorable product mix.

Gross Margin - Six months ended June 30, 2020 vs. Six months ended June 30, 2019
Gross margin decreased to 32.1% for the period ending in 2020, compared with 37.1% for last year. The 500 basis point decrease was driven by product mix and infrastructure investments.

Operating Expenses - Three months ended June 30, 2020 vs. Three months ended June 30, 2019
Operating expenses for the 2020 period were substantially flat, compared with the same period last year, with a $0.1 million increase in research and development expense offset by lower product marketing expense.

Operating Expenses - Six months ended June 30, 2020 vs. Six months ended June 30, 2019
Operating expenses for the first half of 2020 decreased $0.6 million, or 3%, compared with the same period last year. This was primarily related to lower product marketing expenses of $0.5 million and lower research and development expenses of $0.1 million.

Corporate Unallocated

Corporate Unallocated Expenses - Three months ended June 30, 2020 vs. Three months ended June 30, 2019
Operating expenses not directly associated with an operating segment are classified as "Corporate unallocated". These expenses increased $33.7 million, or 35%, for the three months ended June 30, 2020 compared with the same period in 2019. This was primarily the result of a $56.9 million loss on sale of business due to the Latin America divestiture. Partially offsetting the increase were $17.8 million in reduced sales, general and administrative expenses due to lower medical and travel expenses, and a $5 million reduction in amortization of intangible assets. Acquisition and integration costs, which are classified within sales, general and administrative expenses, decreased by $8.9 million compared with the same period in 2019.

Corporate Unallocated Expenses - Six months ended June 30, 2020 vs. Six months ended June 30, 2019
For the first half of 2020, corporate unallocated expenses increased $12.0 million, or 6%, compared with the 2019 period. This was primarily the result of a $56.9 million loss on sale of business due to the Latin America divestiture. The increase was offset by $29.3 million in reduced sales, general and administrative expenses due to lower medical and travel expenses, and $9.8 million in lower amortization of intangible assets. Acquisition and integration costs, which are classified within sales, general and administrative expenses, decreased by $19.1 million compared with the same period in 2019.

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

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
In millions
June 30, 2020	$390	$2,895	$1,291
March 31, 2020	418	3,020	1,319
December 31, 2019	767	3,207	1,499
September 30, 2019	609	3,063	1,361
June 30, 2019	702	3,090	1,403

Financial Condition

Cash Flow Information

	Six Months Ended June 30,
In thousands	2020	2019
Cash provided by operating activities	$25,786	$78,063
Cash used in investing activities	(29,159)	(16,738)
Cash provided by (used in) financing activities	401,963	(46,527)
Effect of exchange rates on cash, cash equivalents, and restricted cash	(3,671)	727
Increase in cash, cash equivalents, and restricted cash	$394,919	$15,525

Cash, cash equivalents, and restricted cash was $544.8 million at June 30, 2020, compared with $149.9 million at December 31, 2019. The $394.9 million increase in cash, cash equivalents, and restricted cash in the 2020 period was primarily the result of a $400 million draw from our credit facility in March 2020, along with cash flows from operating activities, partially offset by acquisitions of property, plant, and equipment.

Operating activities
Cash provided by operating activities during the six months in 2020 was $25.8 million compared with $78.1 million during the same period in 2019. The decrease was primarily due to lower net income and increased cash used for working capital, including increased variable compensation payouts.

Investing activities
Cash used in investing activities during 2020 was $12.4 million higher than in 2019. This increase in use of cash was primarily related to the net cash outflow for the sale of our Latin America operations, and a $2.5 million greater investment in property, plant, and equipment.

Financing activities
Net cash provided by financing activities during the six months in 2020 was $402.0 million, compared with net cash used of $46.5 million for the same period in 2019. In March 2020, we drew on our revolver in the amount of $400 million to increase our cash position and preserve future financial flexibility. In 2019, we repurchased $25 million in shares of our common stock and had net repayments of debt of $22.2 million.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations at June 30, 2020 was a decrease of $3.7 million, compared with an increase of $0.7 million for the same period in 2019. Our foreign currency exposure relates to non-U.S. dollar denominated balances in our international subsidiary operations.

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

	Six Months Ended June 30,
In thousands	2020	2019
Cash provided by operating activities	$25,786	$78,063
Acquisitions of property, plant, and equipment	(29,049)	(26,511)
Free cash flow	$(3,263)	$51,552

Free cash flow fluctuated primarily as a result of changes in cash provided by operating activities. See the cash flow discussion of operating activities above.

Off-balance sheet arrangements

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at June 30, 2020 and December 31, 2019 that we believe could reasonably likely have a current or future effect on our financial condition, results of operations, or cash flows.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations, borrowings, and the sale of our common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments of debt. Working capital, which represents current assets less current liabilities, continues to be in a net favorable position.

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

We drew $400 million in U.S. dollars under the revolving line of credit within the 2018 credit facility in March 2020. In light of the current uncertain environment, we deemed it prudent to increase our cash position and preserve future financial flexibility. The Total Net Leverage Ratio, as defined in the amended 2018 credit facility agreement, is unchanged by this drawing.

In December 2017 and January 2018, we issued a combined $400 million in aggregate principal amount of 5.00% senior notes maturing January 15, 2026 (Senior Notes). The proceeds were used to refinance existing indebtedness related to the acquisition of SSNI, pay related fees and expenses, and for general corporate purposes. Interest on the Senior Notes is payable semi-annually in arrears on January 15 and July 15, commencing on July 15, 2018. The $10 million interest payment due on July 15, 2020 was paid as of June 30, 2020. The Senior Notes are fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our subsidiaries that guarantee the 2018 credit facility.

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

Silver Spring Networks, Inc. Acquisition
As part of the acquisition of SSNI, we announced an integration plan to obtain approximately $50 million of annualized savings by the end of 2020. For the six months ended June 30, 2020, we paid out $9.8 million and we have approximately $5 million to $10 million of estimated cash payments remaining on the integration plan, the majority of which is expected to be paid out in the next 12 months. We have recognized $0.3 million of acquisition and integration related expenses during the second quarter of 2020.

Restructuring
For the six months ended June 30, 2020, we paid out a net $7.4 million related to the restructuring projects. As of June 30, 2020, $44.7 million was accrued for restructuring projects, of which $15.6 million is expected to be paid over the next 12 months.

For further details regarding our restructuring activities, refer to Item 1: "Financial Statements (Unaudited), Note 12: Restructuring".

Other Liquidity Considerations
We have tax credits and net operating loss carryforwards in various jurisdictions that are available to reduce cash taxes. However, utilization of tax credits and net operating losses are limited in certain jurisdictions. Based on current projections, we expect to pay, net of refunds, approximately $1 million in state taxes and approximately $7 million in local and foreign taxes during 2020. We expect to receive approximately $7 million in U.S. federal tax refunds. For a discussion of our tax provision and unrecognized tax benefits, see Item 1: "Financial Statements (Unaudited), Note 10: Income Taxes".

At June 30, 2020, we are under examination by certain tax authorities. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

As of June 30, 2020, there was $38.4 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. As a result of recent changes in U.S. tax legislation, any repatriation in the future would not result in U.S. federal income tax. Accordingly, there is no provision for U.S. deferred taxes on this cash. If this cash were repatriated to fund U.S. operations, additional withholding tax costs may be incurred. Tax is only one of the many factors that we consider in the management of global cash. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

In several of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc., we consolidate them because we have a greater than 50% ownership interest and/or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. At June 30, 2020, $3.0 million of our consolidated cash balance is held in our joint venture entities. As a result, the minority shareholders of these entities have rights to their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from these entities.

General Liquidity Overview
Notwithstanding the expected short to mid-term impacts of the COVID-19 pandemic, we expect to grow through a combination of internal new research and development, licensing technology from and to others, distribution agreements, partnering arrangements, and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings, or the sale of our common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the next 12 months and into the foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the electricity, gas, and water industries, competitive pressures, our dependence on certain key vendors and components, changes in estimated liabilities for product warranties and/or litigation, duration of the COVID-19 pandemic, future business combinations, capital market fluctuations, international risks, and other factors described under "Risk Factors" within Item 1A of Part I of our 2019 Annual Report, as well as "Quantitative and Qualitative Disclosures About Market Risk" within Item 3 of Part I included in this Quarterly Report on Form 10-Q.

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

Non-GAAP operating expenses and non-GAAP operating income – We define non-GAAP operating expenses as operating expenses excluding certain expenses related to the amortization of intangible assets, restructuring, loss on sale of business, corporate transition cost, acquisition and integration, and goodwill impairment. We define non-GAAP operating income as operating income excluding the expenses related to the amortization of intangible assets, restructuring, loss on sale of business, corporate transition cost, acquisition and integration, and goodwill impairment. Acquisition and integration related expenses include costs, which are incurred to affect and integrate business combinations, such as professional fees, certain employee retention and salaries related to integration, severances, contract terminations, travel costs related to knowledge transfer, system conversion costs, and asset impairment charges. We consider these non-GAAP financial measures to be useful metrics for management and investors because they exclude the effect of expenses that are related to acquisitions and restructuring projects. By excluding these expenses, we believe that it is easier for management and investors to compare our financial results over multiple periods and analyze trends in our operations. For example, in certain periods, expenses related to amortization of intangible assets may decrease, which would improve GAAP operating margins, yet the improvement in GAAP operating margins due to this lower expense is not necessarily reflective of an improvement in our core business. There are some limitations related to the use of non-GAAP operating expenses and non-GAAP operating income versus operating expenses and operating income calculated in accordance with GAAP. We compensate for these limitations by providing specific information about the GAAP amounts excluded from non-GAAP operating expense and non-GAAP operating income and evaluating non-GAAP operating expense and non-GAAP operating income together with GAAP operating expense and operating income.

Non-GAAP net income and non-GAAP diluted EPS – We define non-GAAP net income as net income attributable to Itron, Inc. excluding the expenses associated with amortization of intangible assets, amortization of debt placement fees, restructuring, loss on sale of business, corporate transition cost, acquisition and integration, goodwill impairment, and the tax effect of excluding these expenses. We define non-GAAP diluted EPS as non-GAAP net income divided by the weighted average shares, on a diluted basis, outstanding during each period. We consider these financial measures to be useful metrics for management and investors for the same reasons that we use non-GAAP operating income. The same limitations described above regarding our use of non-GAAP operating income apply to our use of non-GAAP net income and non-GAAP diluted EPS. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from these non-GAAP measures and evaluating non-GAAP net income and non-GAAP diluted EPS together with GAAP net income attributable to Itron, Inc. and GAAP diluted EPS.

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

Adjusted EBITDA – We define adjusted EBITDA as net income (a) minus interest income, (b) plus interest expense, depreciation and amortization of intangible assets, restructuring, loss on sale of business, corporate transition cost, acquisition and integration related expense, goodwill impairment and (c) excluding income tax provision or benefit. Management uses adjusted EBITDA as a performance measure for executive compensation. A limitation to using adjusted EBITDA is that it does not represent the total increase or decrease in the cash balance for the period and the measure includes some non-cash items and excludes other non-cash items. Additionally, the items that we exclude in our calculation of adjusted EBITDA may differ from the items that our peer companies exclude when they report their results. We compensate for these limitations by providing a reconciliation of this measure to GAAP net income (loss).

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

TOTAL COMPANY RECONCILIATIONS	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2020	2019	2020	2019
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$183,904	$147,656	$329,100	$314,096
Amortization of intangible assets	(11,140)	(16,117)	(22,305)	(32,090)
Restructuring	2,683	6,169	2,931	(1,093)
Loss on sale of business	(56,915)	—	(56,915)	—
Corporate transition cost	(7)	(473)	33	(1,556)
Acquisition and integration related expense	(338)	(9,194)	(1,610)	(20,759)
Non-GAAP operating expenses	$118,187	$128,041	$251,234	$258,598

NON-GAAP OPERATING INCOME
GAAP operating income (loss)	$(45,387)	$43,558	$(19,017)	$64,381
Amortization of intangible assets	11,140	16,117	22,305	32,090
Restructuring	(2,683)	(6,169)	(2,931)	1,093
Loss on sale of business	56,915	—	56,915	—
Corporate transition cost	7	473	(33)	1,556
Acquisition and integration related expense	338	9,194	1,610	20,759
Non-GAAP operating income	$20,330	$63,173	$58,849	$119,879

NON-GAAP NET INCOME & DILUTED EPS
GAAP net income (loss) attributable to Itron, Inc.	$(62,802)	$19,446	$(54,118)	$17,539
Amortization of intangible assets	11,140	16,117	22,305	32,090
Amortization of debt placement fees	963	1,159	1,926	2,315
Restructuring	(2,683)	(6,169)	(2,931)	1,093
Loss on sale of business	56,915	—	56,915	—
Corporate transition cost	7	473	(33)	1,556
Acquisition and integration related expense	338	9,194	1,610	20,759
Income tax effect of non-GAAP adjustments	(2,552)	(5,620)	(1,379)	(12,862)
Non-GAAP net income attributable to Itron, Inc.	$1,326	$34,600	$24,295	$62,490

Non-GAAP diluted EPS	$0.03	$0.87	$0.60	$1.57

Non-GAAP weighted average common shares outstanding - Diluted	40,488	39,686	40,481	39,875

ADJUSTED EBITDA
GAAP net income (loss) attributable to Itron, Inc.	$(62,802)	$19,446	$(54,118)	$17,539
Interest income	(1,258)	(534)	(1,811)	(862)
Interest expense	11,684	13,496	22,961	27,031
Income tax provision	4,801	8,419	12,351	14,540
Depreciation and amortization	24,199	28,641	48,230	57,068
Restructuring	(2,683)	(6,169)	(2,931)	1,093
Loss on sale of business	56,915	—	56,915	—
Corporate transition cost	7	473	(33)	1,556
Acquisition and integration related expense	338	9,194	1,610	20,759
Adjusted EBITDA	$31,201	$72,966	$83,174	$138,724

FREE CASH FLOW
Net cash provided by operating activities	$6,892	$53,139	$25,786	$78,063
Acquisitions of property, plant, and equipment	(16,447)	(15,096)	(29,049)	(26,511)
Free Cash Flow	$(9,555)	$38,043	$(3,263)	$51,552

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

Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt instruments. In March 2020, we entered into an interest rate swap, which is effective from June 30, 2020 to June 30, 2023, and converts $240 million of our LIBOR-based debt from a floating LIBOR interest rate to a fixed interest rate of 0.617% (excluding the applicable margin). The notional balance will amortize to maturity at the same rate of originally required amortizations on our term loan. At June 30, 2020, our LIBOR-based debt balance was $950.2 million.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and the weighted average interest rates at June 30, 2020. Weighted average variable rates in the table are based on implied forward rates in the Reuters U.S. dollar yield curve as of June 30, 2020 and our estimated leverage ratio, which determines our additional interest rate margin at June 30, 2020.

Dollars in thousands	2020	2021	2022	2023	2024	Total	Fair Value
Variable Rate Debt
Principal: U.S. dollar term loan	$—	$32,422	$44,063	$44,063	$429,608	$550,156	$532,090
Weighted average interest rate	1.67%	1.63%	1.62%	1.69%	1.82%

Principal: Multicurrency revolving line of credit	$—	$—	$—	$—	$400,000	$400,000	$385,272
Weighted average interest rate	1.67%	1.63%	1.62%	1.69%	1.82%

Interest rate swap
Weighted average interest rate (pay) Fixed	0.62%	0.62%	0.62%	0.62%
Weighted average interest rate (receive) Floating LIBOR	0.17%	0.13%	0.12%	0.15%

Cross currency swap
Weighted average interest rate (pay) Fixed - EURIBOR	1.38%	1.38%
Weighted average interest rate (receive) Floating - LIBOR	0.17%	0.17%

Based on a sensitivity analysis as of June 30, 2020, we estimate that, if market interest rates average one percentage point higher in 2020 than in the table above, our financial results in 2020 would not be materially impacted.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. As a result, approximately half of our revenues and operating expenses are denominated in foreign currencies, which expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro. Revenues denominated in functional currencies other than the U.S. dollar were 31% and 35% of total revenues for the three and six months ended June 30, 2020 compared with 36% and 37% for the same respective periods in 2019.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized to other income and expense. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of June 30, 2020, a total of 50 contracts were offsetting our exposures from the euro, Canadian dollar, Chinese yuan, Mexican peso, Pound Sterling and various other currencies, with notional amounts ranging from $111,000 to $26.4 million. Based on a sensitivity analysis as of June 30, 2020, we estimate that, if foreign currency exchange rates average ten percentage points higher in 2020 for these financial instruments, our financial results in 2020 would not be materially impacted.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4: Controls and Procedures

Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2020, the Company's disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal controls over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Our company is also taking measures, both voluntary and as a result of government directives and guidance, to mitigate the effects of the COVID-19 pandemic on us and others. These measures include, among others, restrictions on our employees' access to our physical work locations and the purchase of personal protective equipment. Additionally, we may implement the temporary closure or reduction in operations of certain of our manufacturing facilities, which is disruptive to our operations. We have also implemented measures to allow certain employees to work remotely, which may place a burden on our IT systems and may expose us to increased vulnerability to cyber-attack and other cyber-disruption. Many of these measures may result in incremental costs to us, and such costs may not be recoverable or adequately covered by our insurance. Further, any focus by our management on mitigating COVID-19 effects has required, and will continue to require, a large investment of time and resources, which may delay other value-add initiatives.

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

The full extent to which the COVID-19 pandemic impacts us depends on numerous evolving factors and future developments that we are not able to predict at this time, including: medical advancements to treat or stop the virus, governmental, business, and other actions (which could include limitations on our operations to provide products or services); the duration of the outbreak and the related limitations on our ability to conduct business; or the length of time and velocity at which we will return to more normalized operations. In addition, we cannot predict the impact that COVID-19 will have on our customers, vendors, strategic partners, and other business partners, and each of their financial conditions; however, any material effect on these parties could materially and adversely impact us. The impact of COVID-19 may also include possible impairment or other charges and may exacerbate other risks discussed in Item 1A: Risk Factors in our Annual Report on Form 10-K, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable.

(b)Not applicable.

(c)Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				In thousands
April 1, 2020 through April 30, 2020	—	$—	—	$—
May 1, 2020 through May 31, 2020	9,045	62.63	—	—
June 1, 2020 through June 30, 2020	—	—	—	—
Total	9,045		—

(1)Shares repurchased represent shares transferred to us by certain employees who vested in restricted stock units and used shares to pay all, or a portion of, the related taxes.
(2)Includes commissions.

Item 5: Other Information

(a)No information was required to be disclosed in a report on Form 8-K during the second quarter of 2020 that was not reported.

(b)Not applicable.

Item 6: Exhibits

Exhibit Number	Description of Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Itron, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITRON, INC.

August 3, 2020	By:	/s/ JOAN S. HOOPER
Date		Joan S. Hooper
Senior Vice President and Chief Financial Officer