Form 10-Q
period 2021-03-31
ITRON, INC.
filed 2021-05-03
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission file number 000-22418
ITRON, INC.
(Exact name of registrant as specified in its charter)

Washington	91-1011792
(State of Incorporation)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2021, there were outstanding 45,132,612 shares of the registrant's common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1:    Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
In thousands, except per share data	2021	2020
Revenues
Product revenues	$442,804	$528,137
Service revenues	76,770	70,278
Total revenues	519,574	598,415
Cost of revenues
Product cost of revenues	307,691	384,681
Service cost of revenues	44,839	42,168
Total cost of revenues	352,530	426,849
Gross profit	167,044	171,566

Operating expenses
Sales, general and administrative	75,992	80,498
Research and development	51,727	53,781
Amortization of intangible assets	8,973	11,165
Restructuring	(1,980)	(248)
Loss on sale of business	1,392	—
Total operating expenses	136,104	145,196

Operating income	30,940	26,370
Other income (expense)
Interest income	542	553
Interest expense	(10,475)	(11,277)
Other income (expense), net	(2,766)	1,066
Total other income (expense)	(12,699)	(9,658)

Income before income taxes	18,241	16,712
Income tax provision	(4,661)	(7,550)
Net income	13,580	9,162
Net income attributable to noncontrolling interests	977	478
Net income attributable to Itron, Inc.	$12,603	$8,684

Net income per common share - Basic	$0.30	$0.22
Net income per common share - Diluted	$0.30	$0.21

Weighted average common shares outstanding - Basic	41,526	40,043
Weighted average common shares outstanding - Diluted	41,964	40,474
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
In thousands	2021	2020
Net income	$13,580	$9,162

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(15,012)	(25,445)
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	2,528	(767)
Pension benefit obligation adjustment	701	1,001
Total other comprehensive income (loss), net of tax	(11,783)	(25,211)

Total comprehensive income (loss), net of tax	1,797	(16,049)

Comprehensive income attributable to noncontrolling interests, net of tax	977	478
Comprehensive income (loss) attributable to Itron, Inc.	$820	$(16,527)
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

In thousands	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$574,592	$206,933
Accounts receivable, net	365,826	369,828
Inventories	169,412	182,377
Other current assets	150,271	171,124
Total current assets	1,260,101	930,262

Property, plant, and equipment, net	199,650	207,816
Deferred tax assets, net	94,620	76,142
Other long-term assets	57,599	51,656
Operating lease right-of-use assets, net	74,815	76,276
Intangible assets, net	122,861	132,955
Goodwill	1,118,322	1,131,916
Total assets	$2,927,968	$2,607,023

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$181,606	$215,639
Other current liabilities	70,890	72,591
Wages and benefits payable	90,383	86,249
Taxes payable	14,256	15,804
Current portion of debt	400,000	18,359
Current portion of warranty	22,024	28,329
Unearned revenue	130,403	112,928
Total current liabilities	909,562	549,899

Long-term debt, net	496,531	902,577
Long-term warranty	17,310	13,061
Pension benefit obligation	115,257	119,457
Deferred tax liabilities, net	1,806	1,921
Operating lease liabilities	65,822	66,823
Other long-term obligations	100,512	113,012
Total liabilities	1,706,800	1,766,750

Equity
Preferred stock, no par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75,000 shares authorized, 45,122 and 40,444 shares issued and outstanding	1,768,517	1,389,419
Accumulated other comprehensive loss, net	(150,309)	(138,526)
Accumulated deficit	(421,742)	(434,345)
Total Itron, Inc. shareholders' equity	1,196,466	816,548
Noncontrolling interests	24,702	23,725
Total equity	1,221,168	840,273
Total liabilities and equity	$2,927,968	$2,607,023
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2021	40,444	$1,389,419	$(138,526)	$(434,345)	$816,548	$23,725	$840,273
Net income				12,603	12,603	977	13,580
Other comprehensive income (loss), net of tax			(11,783)		(11,783)		(11,783)
Net stock issued and repurchased	206	2,009			2,009		2,009
Stock-based compensation expense		6,270			6,270		6,270
Stock issued related to equity offering	4,472	389,419			389,419		389,419
Proceeds from sale of warrants		45,349			45,349		45,349
Purchases of convertible note hedge contracts, net of tax		(63,576)			(63,576)		(63,576)
Registration fee		(373)			(373)		(373)
Balances at March 31, 2021	45,122	$1,768,517	$(150,309)	$(421,742)	$1,196,466	$24,702	$1,221,168

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2020	39,941	$1,357,600	$(204,672)	$(376,390)	$776,538	$24,277	$800,815
Net income				8,684	8,684	478	9,162
Other comprehensive income (loss), net of tax			(25,211)		(25,211)		(25,211)
Net stock issued and repurchased	235	2,247			2,247		2,247
Stock-based compensation expense		8,482			8,482		8,482
Balances at March 31, 2020	40,176	$1,368,329	$(229,883)	$(367,706)	$770,740	$24,755	$795,495
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
In thousands	2021	2020
Operating activities
Net income	$13,580	$9,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,810	24,031
Non-cash operating lease expense	4,330	5,496
Stock-based compensation	6,498	8,482
Amortization of prepaid debt fees	2,695	1,007
Deferred taxes, net	2,109	4,062
Loss on sale of business	1,392	—
Restructuring, non-cash	(45)	(955)
Other adjustments, net	391	(874)
Changes in operating assets and liabilities, net of sale of business:
Accounts receivable	(2,078)	1,185
Inventories	9,008	(543)
Other current assets	15,692	(4,526)
Other long-term assets	(7,627)	(6,501)
Accounts payable, other current liabilities, and taxes payable	(26,978)	135
Wages and benefits payable	5,458	(19,977)
Unearned revenue	18,050	17,395
Warranty	(1,382)	(4,250)
Other operating, net	(12,948)	(14,435)
Net cash provided by operating activities	49,955	18,894

Investing activities
Net proceeds related to the sale of business	2,842	—
Acquisitions of property, plant, and equipment	(11,412)	(12,602)
Other investing, net	2,764	3,345
Net cash used in investing activities	(5,806)	(9,257)

Financing activities
Proceeds from borrowings	460,000	400,000
Payments on debt	(475,000)	—
Issuance of common stock	2,238	2,911
Proceeds from common stock offering	389,419	—
Proceeds from sale of warrants	45,349	—
Purchases of convertible note hedge contracts	(84,139)	—
Repurchase of common stock	—	(664)
Prepaid debt fees	(11,722)	(175)
Other financing, net	(1,564)	(335)
Net cash provided by financing activities	324,581	401,737

Effect of foreign exchange rate changes on cash and cash equivalents	(1,071)	(6,758)
Increase in cash and cash equivalents	367,659	404,616
Cash and cash equivalents at beginning of period	206,933	149,904
Cash and cash equivalents at end of period	$574,592	$554,520

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes, net	$2,147	$(5,370)
Interest	3,193	14,804
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms "we", "us", "our", "Itron", and the "Company" refer to Itron, Inc. and its subsidiaries.

Note 1:    Summary of Significant Accounting Policies

Financial Statement Preparation
The consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2021 and 2020, Consolidated Statements of Equity for the three months ended March 31, 2021 and 2020, the Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020, and the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full year or for any other period.

Certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been partially or completely omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) regarding interim results. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2020 filed with the SEC in our Annual Report on Form 10-K on February 24, 2021 (2020 Annual Report). There have been no significant changes in financial statement preparation or significant accounting policies since December 31, 2020.

Risks and Uncertainties
The COVID-19 pandemic has had global economic impacts including disrupting global supply chains and creating market volatility. The extent of the recent pandemic and its ongoing impact on our operations is volatile, but is being monitored closely by our management. During portions of the first half of 2020 certain of our European factories were closed due to government actions and local conditions, and any further closures that may be imposed on us could impact our results for 2021. Incremental costs we have incurred related to COVID-19, such as personal protective equipment, increased cleaning and sanitizing of our facilities, and other such items, have not been material to date. At this time, we have not identified any significant decrease in long-term customer demand for our products and services. Certain of our customers' projects and deployments have continued to shift later into 2021 and beyond.

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies certain provisions of Accounting Standards Codification (ASC) 740, to reduce the complexity of accounting for income taxes. ASU 2019-12 is effective for us beginning with our interim financial reports for the first quarter of 2021. The adoption of this standard had no impact to our Q1 consolidated financial position, results of operations, or cash flows and is not expected to have a material impact on full year 2021 financial results.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (ASU 2020-06). This amendment simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. We have chosen to early adopt ASU 2020-06 beginning January 1, 2021, due to the issuance of our convertible debt on March 9, 2021. This amendment will have no retrospective changes but will impact how our newly issued convertible debt is both recognized and disclosed. ASU 2020-06 also amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available.

Recent Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. ASU 2020-04 applies to contracts that reference LIBOR or another reference rate expected to be terminated because of reference rate reform. An entity may elect certain optional expedients for hedging relationships that exist as of December 31, 2022 and maintain those optional expedients through the end of the hedging relationship. ASU 2020-04 can be adopted as of March 12, 2020 or thereafter. In January 2021, the FASB issued ASU 2021-01, which further updates the scope of Topic 848. We do not currently have any contracts that have been changed to a new reference rate, but we will continue to evaluate our contracts and the effects of this standard on our consolidated financial position, results of operations, and cash flows prior to adoption.

Note 2:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended March 31,
In thousands, except per share data	2021	2020
Net income available to common shareholders	$12,603	$8,684

Weighted average common shares outstanding - Basic	41,526	40,043
Dilutive effect of stock-based awards	438	431
Dilutive effect of convertible notes	—	—
Weighted average common shares outstanding - Diluted	41,964	40,474
Net income per common share - Basic	$0.30	$0.22
Net income per common share - Diluted	$0.30	$0.21

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase our common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise and the future compensation cost associated with the stock award. Approximately 0.1 million and 0.3 million stock-based awards were excluded from the calculation of diluted EPS for the three months ended March 31, 2021 and 2020 because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Convertible Notes and Warrants
For our Convertible Notes issued in March 2021, the dilutive effect is calculated using the if-converted method in accordance with ASU 2020-06. We are required, pursuant to the indenture governing our Convertible Notes, to settle the principal amount of the Convertible Notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the conversion obligation, assuming all the Convertible Notes are converted. The average closing price of our common stock for the quarter ended March 31, 2021 is used as the basis for determining the dilutive effect on EPS. The average price of our common stock for the quarter ended March 31, 2021 was less than the conversion price of $126.00, and all associated shares were anti-dilutive.

In conjunction with the issuance of the Convertible Notes, we sold warrants to purchase 3.7 million shares of Itron stock. The warrants have a strike price of $180.00 per share. For calculating the dilutive effect of the warrants, we use the treasury stock method. With this method, we assume exercise of the warrants at the beginning of the period, or at time of issuance if later, and issuance of common shares upon exercise. Proceeds from the exercise of the warrants are assumed to be used to repurchase shares of our stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be exercised with the warrants less the number of shares repurchased, are included in diluted shares. For periods where the warrants strike price of $180.00 per share is greater than the average share price of Itron stock for the period, the warrants would be anti-dilutive. For the quarter ended March 31, 2021, the average share price was below the warrant strike price, and therefore 3.7 million shares were considered anti-dilutive.

Convertible Note Hedge Transactions
In connection with the issuance of the Convertible Notes, we entered into privately negotiated call option contracts on our common stock (the Convertible Note Hedge Transactions) with certain commercial banks (the Counterparties). We paid an aggregate amount of $84.1 million for the Convertible Note Hedge Transactions. The Convertible Note Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those in the Convertible Notes, approximately 3.7 million shares of our common stock, the same number of shares initially underlying the Convertible Notes, at a strike price of approximately $126.00, subject to customary adjustments. The Convertible Note Hedge Transactions will expire upon the maturity of the Convertible Notes, subject to earlier exercise or termination. Exercise of the Convertible Note Hedge Transactions would reduce the number of shares of our common stock outstanding, and therefore would be anti-dilutive.

Note 3:    Certain Balance Sheet Components

A summary of accounts receivable from contracts with customers is as follows:

Accounts receivable, net
In thousands	March 31, 2021	December 31, 2020
Trade receivables (net of allowance of $1,136 and $1,312)	$319,052	$318,269
Unbilled receivables	46,774	51,559
Total accounts receivable, net	$365,826	$369,828

Allowance for credit losses account activity	Three Months Ended March 31,
In thousands	2021	2020
Beginning balance	$1,312	$3,064
Provision for (release of) doubtful accounts, net	(67)	510
Accounts written-off	(79)	(415)
Effect of change in exchange rates	(30)	(113)
Ending balance	$1,136	$3,046

Inventories
In thousands	March 31, 2021	December 31, 2020
Raw materials	$109,314	$114,058
Work in process	9,287	8,094
Finished goods	50,811	60,225
Total inventories	$169,412	$182,377

Property, plant, and equipment, net
In thousands	March 31, 2021	December 31, 2020
Machinery and equipment	$333,973	$334,050
Computers and software	116,121	115,776
Buildings, furniture, and improvements	153,246	155,676
Land	13,900	14,303
Construction in progress, including purchased equipment	30,207	31,425
Total cost	647,447	651,230
Accumulated depreciation	(447,797)	(443,414)
Property, plant, and equipment, net	$199,650	$207,816

Depreciation expense	Three Months Ended March 31,
In thousands	2021	2020
Depreciation expense	$12,837	$12,866

Note 4:    Intangible Assets and Liabilities

The gross carrying amount and accumulated amortization (accretion) of our intangible assets and liabilities, other than goodwill, were as follows:

	March 31, 2021			December 31, 2020
In thousands	Gross	Accumulated (Amortization) Accretion	Net	Gross	Accumulated (Amortization) Accretion	Net
Intangible Assets
Core-developed technology	$514,416	$(491,146)	$23,270	$525,051	$(498,113)	$26,938
Customer contracts and relationships	378,430	(281,965)	96,465	383,245	(280,497)	102,748
Trademarks and trade names	78,763	(76,055)	2,708	79,716	(76,912)	2,804
Other	12,024	(11,606)	418	12,025	(11,560)	465
Total intangible assets	$983,633	$(860,772)	$122,861	$1,000,037	$(867,082)	$132,955

Intangible Liabilities
Customer contracts and relationships	$(23,900)	$21,969	$(1,931)	$(23,900)	$21,479	$(2,421)

A summary of intangible assets and liabilities activity is as follows:

	Three Months Ended March 31,
In thousands	2021	2020
Intangible assets, gross beginning balance	$1,000,037	$979,814
Effect of change in exchange rates	(16,404)	(16,075)
Intangible assets, gross ending balance	$983,633	$963,739

Intangible liabilities, gross beginning balance	$(23,900)	$(23,900)
Effect of change in exchange rates	—	—
Intangible liabilities, gross ending balance	$(23,900)	$(23,900)

Assumed intangible liabilities reflect the present value of the projected cash outflows for an existing contract where remaining costs are expected to exceed projected revenues.

Estimated future annual amortization (accretion) is as follows:

Year Ending December 31,	Amortization	Accretion	Estimated Annual Amortization, net
In thousands
2021 (amount remaining at March 31, 2021)	$28,447	$(1,472)	$26,975
2022	27,516	(459)	27,057
2023	19,898	—	19,898
2024	15,700	—	15,700
2025	14,706	—	14,706
Thereafter	16,594	—	16,594
Total intangible assets subject to amortization (accretion)	$122,861	$(1,931)	$120,930

Note 5:    Goodwill

The following table reflects changes in the carrying amount of goodwill for the three months ended March 31, 2021:

In thousands	Device Solutions	Networked Solutions	Outcomes	Total Company
Goodwill balance at January 1, 2021	$53,214	$933,814	$144,888	$1,131,916
Effect of change in exchange rates	(551)	(11,288)	(1,755)	(13,594)
Goodwill balance at March 31, 2021	$52,663	$922,526	$143,133	$1,118,322

Note 6:    Debt

The components of our borrowings were as follows:

In thousands	March 31, 2021	December 31, 2020
Credit facility
USD denominated term loan	$61,094	$536,094
Multicurrency revolving line of credit	—	—
Senior notes	400,000	400,000
Convertible notes	460,000	—
Total debt	921,094	936,094
Less: current portion of debt	400,000	18,359
Less: unamortized prepaid debt fees - term loan	1,798	3,469
Less: unamortized prepaid debt fees - senior notes	11,118	11,689
Less: unamortized prepaid debt fees - convertible notes	11,647	—
Long-term debt, net	$496,531	$902,577

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

On March 8, 2021, we entered into a third amendment to our 2018 credit facility, which modified provisions to permit cash settlement upon the conversion of the Convertible Notes, the Convertible Senior Note Hedge Transactions and Warrant Transactions and also to adjust certain settlement provisions for convertible indebtedness. See Note 7: Derivative Financial Instruments for further details of the Convertible Note Hedge Transactions and Warrant Transactions.

The 2018 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, British pounds, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2018 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries. This includes a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2018 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2018 credit facility includes debt covenants, which contain certain financial thresholds and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the 2018 credit facility at March 31, 2021.

Under the 2018 credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total net leverage ratio as defined in the credit agreement. The applicable rates per annum may be based on either: (1) the LIBOR rate or EURIBOR rate (subject to a floor of 0%), plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 0.50%, or (iii) one-month LIBOR plus 1.00%. At March 31, 2021, the interest rate for both the term loan and revolver was 1.86%, which includes the LIBOR rate plus a margin of 1.75%.

In March 2020, we drew $400 million in U.S. dollars under the revolving line of credit within the 2018 credit facility to increase our cash position and preserve future financial flexibility, which was fully repaid as of December 31, 2020. At March 31, 2021, there was no amount outstanding under the revolver, and $64.3 million was utilized by outstanding standby letters of credit, resulting in $435.7 million available for additional borrowings or standby letters of credit. At March 31, 2021, $235.7 million was available for additional standby letters of credit under the letter of credit sub-facility, and no amounts were outstanding under the swingline sub-facility.

Senior Notes
In December 2017 and January 2018, we issued $300 million and $100 million of aggregate principal amount of 5.00% senior notes maturing January 15, 2026 (Senior Notes). The proceeds were used to refinance existing indebtedness related to the acquisition of Silver Spring Networks, Inc., pay related fees and expenses, and for general corporate purposes. Interest on the Senior Notes was payable semi-annually in arrears on January 15 and July 15. The Senior Notes were fully and unconditionally guaranteed, jointly and severally, on a senior unsecured basis by each of our subsidiaries that guarantee the senior credit facilities.

On March 9, 2021, we submitted a Notice of Redemption to the trustee to redeem all outstanding Senior Notes at a redemption price of 102.50%, in accordance with the indenture governing the Senior Notes, totaling $410 million. As of April 8, 2021 the Senior Notes have been fully discharged, and no principal or unpaid interest remains outstanding. The 2.5%, or $10 million, early redemption premium and write off of $11.1 million prepaid debt fees will be recognized in the second quarter of 2021.

Convertible Notes
On March 12, 2021, we closed the sale of the Convertible Notes in a private placement to qualified institutional buyers, resulting in net proceeds to us of approximately $448.5 million after deducting initial purchasers’ discounts of the offering (the Convertible Notes). The Convertible Notes do not bear regular interest, and the principal amount does not accrete. The Convertible Notes will mature on March 15, 2026, unless earlier repurchased, redeemed, or converted in accordance with their terms. No sinking fund is provided for the Convertible Notes.

The initial conversion rate of the Convertible Notes is 7.9365 shares of our common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $126.00 per share. The conversion rate of the Convertible Notes is subject to adjustment upon the occurrence of certain specified events. In addition, upon the occurrence of a make-whole fundamental change (as defined in the indenture governing the Convertible Notes) or upon a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder that elects to convert its Convertible Notes in connection with such make-whole fundamental change or notice of redemption, as the case may be.

Prior to the close of business on the business day immediately preceding December 15, 2025, the Convertible Notes are convertible at the option of the holders only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business-day period after any five consecutive trading-day period (the measurement period) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; (3) upon the occurrence of specified corporate events; or (4) upon redemption by us. On or after

December 15, 2025, until the close of business on the second scheduled trading day immediately preceding March 15, 2026, holders of the Convertible Notes may convert all or a portion of their notes at any time. Upon conversion, we will pay cash up to the aggregate principal amount of Convertible Notes to be converted and pay and/or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted.

On or after March 20, 2024 and prior to December 15, 2025, we may redeem for cash all or part of the Convertible Notes, at our option, if the last reported sales price of common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related notice of the redemption. The redemption price of each Convertible Notes to be redeemed will be the principal amount of such note, plus accrued and unpaid special interest, if any. Upon the occurrence of a fundamental change (as defined in the indenture governing the Convertible Notes), subject to a limited exception described in the indenture governing the Convertible Notes, holders may require us to repurchase all or a portion of their notes for cash at a price equal to plus accrued and unpaid special interest to, but not including, the fundamental change repurchase date (as defined in the indenture governing the Convertible Notes).

The Convertible Notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future unsubordinated debt and senior in right of payment to any future debt that is expressly subordinated in right of payment to the Convertible Notes. The Convertible Notes will be effectively subordinated to any of our existing and future secured debt to the extent of the assets securing such indebtedness. The Convertible Notes will be structurally subordinated to all existing debt and any future debt and any other liabilities of our subsidiaries.

Debt Maturities
The amount of required minimum principal payments on our debt in aggregate over the next five years is as follows:

Year Ending December 31,	Minimum Payments
In thousands
2021 (amount remaining at March 31, 2021)	$400,000
2022	—
2023	—
2024	61,094
2025	—
Thereafter	460,000
Total minimum payments on debt	$921,094

Note 7:    Derivative Financial Instruments

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Refer to Note 13: Shareholders' Equity and Note 14: Fair Value of Financial Instruments for additional disclosures on our derivative instruments.

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

The fair values of our derivative instruments were as follows:

		Fair Value
Derivatives Assets	Balance Sheet Location	March 31, 2021	December 31, 2020
Derivatives designated as hedging instruments under ASC 815-20		In thousands
Foreign exchange options	Other current assets	$1,851	$—
Cross currency swap contract	Other current assets	1,768	—
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	39	52
Total asset derivatives		$3,658	$52

Derivatives Liabilities
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other current liabilities	$—	$1,025
Interest rate swap contracts	Other long-term obligations	—	957
Cross currency swap contract	Other current liabilities	—	526
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	84	128
Total liability derivatives		$84	$2,636
The changes in accumulated other comprehensive income (loss) (AOCI), net of tax, for our derivative and nonderivative hedging instruments designated as hedging instruments, net of tax, were as follows:

In thousands	2021	2020
Net unrealized loss on hedging instruments at January 1,	$(16,001)	$(15,103)
Unrealized gain (loss) on derivative instruments	3,409	282
Realized (gains) losses reclassified into net income (loss)	(881)	(1,049)
Net unrealized loss on hedging instruments at March 31,	$(13,473)	$(15,870)

Reclassification of amounts related to hedging instruments are included in interest expense in the Consolidated Statements of Operations. Included in the net unrealized gain (loss) on hedging instruments at March 31, 2021 and 2020 is a loss of $14.4 million, net of tax, related to our nonderivative net investment hedge, which terminated in 2011. This loss on our net investment hedge will remain in AOCI until earnings are impacted by a sale or liquidation of the associated foreign operation.

A summary of the effect of netting arrangements on our financial position related to the offsetting of our recognized derivative assets and liabilities under master netting arrangements or similar agreements is as follows:

Offsetting of Derivative Assets	Gross Amounts of Recognized Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
In thousands		Derivative Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2021	$3,658	$(82)	$—	$3,576
December 31, 2020	52	(52)	—	—

Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
In thousands		Derivative Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2021	$84	$(82)	$—	$2
December 31, 2020	2,636	(52)	—	2,584

Our derivative assets and liabilities subject to netting arrangements consist of foreign exchange forward and interest rate contracts with six counterparties at March 31, 2021 and six counterparties at December 31, 2020. No derivative asset or liability balance with any of our counterparties was individually significant at March 31, 2021 or December 31, 2020. Our derivative contracts with each of these counterparties exist under agreements that provide for the net settlement of all contracts through a single payment in a single currency in the event of default. We have no pledges of cash collateral against our obligations, and we have not received pledges of cash collateral from our counterparties under the associated derivative contracts.

Cash Flow Hedges
As a result of our floating rate debt under our Credit Facility, we are exposed to variability in our cash flows from changes in the applicable interest rate index. We enter into interest rate caps and swaps to reduce the variability of cash flows from increases in the LIBOR based borrowing rates on our floating rate credit facility. These instruments do not protect us from changes to the applicable margin under our credit facility. At March 31, 2021, our LIBOR-based debt balance was $61.1 million.

In October 2015, we entered into one interest rate swap, which was effective from August 31, 2016 and expired on June 23, 2020, to convert $214 million of our LIBOR-based debt from a floating LIBOR interest rate to a fixed interest rate of 1.42% (excluding the applicable margin on the debt). The notional balance amortized to maturity at the same rate as required minimum payments on the term loan. This cash flow hedge was expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swap were recognized as a component of other comprehensive income (loss) (OCI) and recognized in earnings when the hedged item affected earnings. The amounts paid or received on the hedge were recognized as adjustment to interest expense.

In March 2020, we entered into one interest rate swap, which was effective from June 30, 2020 to June 30, 2023, and converted $240 million of our LIBOR-based debt from a floating LIBOR interest rate to a fixed interest rate of 0.617% (excluding the applicable margin). The notional balance amortized to maturity at the same rate of originally required amortizations on our term loan. Changes in the fair value of the interest rate swap were recognized as a component of OCI and recognized in earnings when the hedged item affected earnings. The amounts paid or received on the hedge was recognized as an adjustment to interest expense along with the earnings effect of the hedged item. On March 17, 2021 following the paydown of the term loan within the 2018 credit facility, we terminated the interest rate swap, and paid a fee of $1.7 million to settle it, since the likelihood of LIBOR-based interest payments was no longer probable of occurring.

In April 2018, we entered into one cross-currency swap, which converts $56.0 million of floating LIBOR-based U.S. dollar denominated debt into 1.38% fixed rate euro denominated debt. This cross-currency swap matures on April 30, 2021 and mitigates the risk associated with fluctuations in currency rates impacting cash flows related to U.S. dollar denominated debt in a euro functional currency entity. Changes in the fair value of the cross-currency swap are recognized as a component of OCI and are recognized in earnings when the hedged item affects earnings. The amounts paid or received on the hedge are recognized as an adjustment to interest expense along with the earnings effect of the hedged item. The amount of net gains expected to be reclassified into earnings in the next 12 months is $1.8 million.

As a result of our forecasted inventory purchases in a non-functional currency, we are exposed to foreign exchange risk. We hedge portions of these purchases. During February 2021, we entered into foreign exchange option contracts for a total notional amount of $77 million at a cost of $1.1 million. The contracts will mature ratably through the year with final maturity in October 2021. Changes in the fair value of the option contracts are recognized as a component of OCI and will be recognized in product cost of revenues when the hedged item affects earnings.

The before-tax effects of our accounting for derivative instruments designated as hedges on AOCI were as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative		Gain (Loss) Reclassified from AOCI into Income
			Location	Amount
In thousands	2021	2020		2021	2020
Three Months Ended March 31,
Interest rate swap contracts	$73	$(1,579)	Interest expense	$(229)	$104
Interest rate swap contracts	—	—	Other income/(expense), net	(1,681)	—
Interest rate cap contracts	—	393	Interest expense	—	197
Foreign exchange options	947	(89)	Product cost of revenues	—	—
Cross currency swap contract	2,413	1,255	Interest expense	70	305
Cross currency swap contract	—	—	Other income/(expense), net	2,254	517

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of March 31, 2021, a total of 40 contracts were offsetting our exposures from the euro, Pound sterling, Canadian dollar, Chinese Yuan, Australian dollar and various other currencies, with notional amounts ranging from $93,300 to $26.4 million.

The effect of our derivative instruments not designated as hedges on the Consolidated Statements of Operations was as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Location	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
In thousands		2021	2020
Three Months Ended March 31,
Foreign exchange forward contracts	Other income (expense), net	$31	$1,493

We will continue to monitor and assess our interest rate and foreign exchange risk and may institute additional derivative instruments to manage such risk in the future.

Convertible Note Hedge Transactions
We paid an aggregate amount of $84.1 million for the Convertible Note Hedge Transactions. The Convertible Note Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those in the Convertible Notes, approximately 3.7 million shares of our common stock, the same number of shares initially underlying the Convertible Notes, at a strike price of approximately $126.00, subject to customary adjustments. The Convertible Note Hedge Transactions will expire upon the maturity of the Convertible Notes, subject to earlier exercise or termination. The Convertible Note Hedge Transactions are expected generally to reduce the potential dilutive effect of the conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted notes, as the case may be, in the event that the market price per share of our common stock, as measured under the terms of the Convertible Note Hedge Transactions, is greater than the strike price of those Convertible Note Hedge Transactions. The Convertible Note Hedge Transactions meet the criteria in ASC 815-40 to be classified within Stockholders' Equity, and therefore the transactions are not revalued after their issuance.

We made a tax election to integrate the convertible notes and the call options. We are retaining the identification statements in our books and records, together with a schedule providing the accruals on the synthetic debt instruments. The accounting impact of this tax election makes the call options deductible as original issue discount for tax purposes over the term of the note, and results in a $20.6 million deferred tax asset recognized through equity.

Warrant Transactions
In addition, concurrently with entering into the Convertible Note Hedge Transactions, we separately entered into privately-negotiated Warrant Transactions (the Warrant Transactions), whereby we sold to the Counterparties warrants to acquire, collectively, subject to anti-dilution adjustments, 3.7 million shares of our common stock at an initial strike price of $180.00 per share, which represents a premium of 100% over the public offering price in the common stock issuance. We received aggregate proceeds of $45.3 million from the Warrant Transactions with the Counterparties, with such proceeds partially offsetting the costs of entering into the Convertible Note Hedge Transactions. The warrants expire in June 2026. If the market value per share of our common stock, as measured under the Warrants Transactions, exceeds the strike price of the warrants, the warrants will have a dilutive effect on our earnings per share, unless we elect, subject to certain conditions, to settle the warrants in cash. The warrants meet the criteria in ASC 815-40 to be classified within Stockholders' Equity, and therefore the warrants are not revalued after issuance.

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

Amounts recognized on the Consolidated Balance Sheets consist of:

In thousands	March 31, 2021	December 31, 2020
Liabilities
Current portion of pension benefit obligation in wages and benefits payable	$2,989	$3,069
Long-term portion of pension benefit obligation	115,257	119,457
Pension benefit obligation, net	$118,246	$122,526

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

Net periodic pension benefit cost for our plans include the following components:

	Three Months Ended March 31,
In thousands	2021	2020
Service cost	$1,149	$976
Interest cost	352	473
Expected return on plan assets	(89)	(146)
Amortization of prior service costs	17	16
Amortization of actuarial net loss	695	455
Net periodic benefit cost	$2,124	$1,774

The components of net periodic benefit cost, other than the service cost component, are included in total other income (expense) on the Consolidated Statements of Operations.

Note 9:    Stock-Based Compensation

We grant stock-based compensation awards including stock options, restricted stock units, phantom stock, and unrestricted stock units, under the Second Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan). In the Stock Incentive Plan, we have 12,623,538 shares of common stock reserved and authorized for issuance subject to stock splits, dividends, and other similar events, and at March 31, 2021, 5,334,496 shares were available for grant. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied. These shares are subject to a fungible share provision such that the authorized share available for grant is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

We also periodically award phantom stock units, which are settled in cash upon vesting and accounted for as liability-based awards, with no impact to the shares available for grant.

In addition, we maintain the Employee Stock Purchase Plan (ESPP), for which 169,194 shares of common stock were available for future issuance at March 31, 2021.

ESPP activity and stock-based grants other than stock options and restricted stock units were not significant for the three months ended March 31, 2021 and 2020.

Stock-Based Compensation Expense
Total stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended March 31,
In thousands	2021	2020
Stock options	$340	$467
Restricted stock units	5,931	7,809
Unrestricted stock awards	227	206
Phantom stock units	1,117	433
Total stock-based compensation	$7,615	$8,915

Related tax benefit	$1,363	$1,767

Stock Options
A summary of our stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2020	458	$56.38	7.0	$12,641
Granted	73	87.27			$26.72
Exercised	(40)	54.03		934
Forfeited	—
Expired	—
Outstanding, March 31, 2020	491	$61.13	7.5	$3,106

Outstanding, January 1, 2021	433	$61.95	6.9	$14,697
Granted	—
Exercised	(24)	67.04		926
Forfeited	(4)	80.90
Outstanding, March 31, 2021	405	$61.48	6.7	$11,012

Exercisable, March 31, 2021	295	$55.03	5.9	$9,930

At March 31, 2021, total unrecognized stock-based compensation expense related to nonvested stock options was $2.1 million, which is expected to be recognized over a weighted average period of approximately 1.7 years.

The weighted average assumptions used to estimate the fair value of stock options granted and the resulting weighted average fair value are as follows:

	Three Months Ended March 31,
	2021	2020
Expected volatility	—%	31.0%
Risk-free interest rate	—%	1.4%
Expected term (years)	N/A	5.3

There were no employee stock options granted for the three months ended March 31, 2021.

Restricted Stock Units
The following table summarizes restricted stock unit activity:

In thousands, except fair value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, January 1, 2020	684
Granted	182	$87.17
Released (1)	(192)		$12,454
Forfeited	(7)
Outstanding, March 31, 2020	667

Outstanding, January 1, 2021	544	$71.79
Granted	186	100.28
Released (1)	(177)	74.10	$18,007
Forfeited	(10)	74.41
Outstanding, March 31, 2021	543	81.03

Vested but not released, March 31, 2021	10		$845
(1)     Shares released is presented as gross shares and does not reflect shares withheld by us for employee payroll tax obligations.

At March 31, 2021, total unrecognized compensation expense on restricted stock units was $43.4 million, which is expected to be recognized over a weighted average period of approximately 2.0 years.

The weighted average assumptions used to estimate the fair value of performance-based restricted stock units granted with a service and market condition and the resulting weighted average fair value are as follows:

	Three Months Ended March 31,
	2021	2020
Expected volatility	50.5%	37.6%
Risk-free interest rate	0.2%	1.5%
Expected term (years)	2.9	1.8

Weighted average fair value	$113.75	$94.28

Note 10: Income Taxes

We determine the interim tax benefit (provision) by applying an estimate of the annual effective tax rate to the year-to-date pretax book income (loss) and adjusting for discrete items during the reporting period, if any. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded.

Our tax rate for the three months ended March 31, 2021 of 26% differed from the federal statutory rate of 21% primarily due to losses in jurisdictions for which no benefit is recognized because of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, a benefit related to stock-based compensation, and uncertain tax positions.

Our tax rate for the three months ended March 31, 2020 of 45% differed from the federal statutory rate of 21% primarily due to losses in jurisdictions for which no benefit is recognized because of valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions, a benefit related to stock-based compensation, and uncertain tax positions.

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense amounts recognized were as follows:

	Three Months Ended March 31,
In thousands	2021	2020
Net interest and penalties expense	$(231)	$308

Accrued interest and penalties recognized were as follows:

In thousands	March 31, 2021	December 31, 2020
Accrued interest	$3,336	$3,432
Accrued penalties	1,384	1,645

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate were as follows:

In thousands	March 31, 2021	December 31, 2020
Unrecognized tax benefits related to uncertain tax positions	$133,964	$135,910
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	132,836	134,473

At March 31, 2021, we are under examination by certain tax authorities. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or cash flows.

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

We file income tax returns in various jurisdictions. The material jurisdictions where we are subject to examination include, among others, the United States, France, Germany, Italy, Indonesia, and the United Kingdom.

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

Our available lines of credit, outstanding standby LOCs, and bonds were as follows:

In thousands	March 31, 2021	December 31, 2020
Credit facility
Multicurrency revolving line of credit	$500,000	$500,000
Long-term borrowings	—	—
Standby LOCs issued and outstanding	(64,307)	(64,948)
Net available for additional borrowings under the multicurrency revolving line of credit	$435,693	$435,052

Net available for additional standby LOCs under sub-facility	$235,693	$235,052

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$95,687	$99,201
Standby LOCs issued and outstanding	(24,478)	(24,966)
Short-term borrowings	—	—
Net available for additional borrowings and LOCs	$71,209	$74,235

Unsecured surety bonds in force	$146,532	$162,912

In the event any such standby LOC or bond is called, we would be obligated to reimburse the issuer of the standby LOC or bond; however, as of May 3, 2021, we do not believe that any outstanding LOC or bond will be called.

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

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended March 31,
In thousands	2021	2020
Beginning balance	$41,390	$53,241
New product warranties	786	1,070
Other adjustments and expirations, net	2,289	694
Claims activity	(4,369)	(5,940)
Effect of change in exchange rates	(762)	(346)
Ending balance	39,334	48,719
Less: current portion of warranty	22,024	36,409
Long-term warranty	$17,310	$12,310

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to insurance and supplier recoveries, other changes and adjustments to warranties, and customer claims. Warranty expense was as follows:

	Three Months Ended March 31,
In thousands	2021	2020
Total warranty expense	$3,075	$1,763

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

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2020 Projects were as follows:

In thousands	Total Expected Costs at March 31, 2021	Costs Recognized in Prior Periods	Costs Recognized During the Three Months Ended March 31, 2021	Expected Remaining Costs to be Recognized at March 31, 2021
Employee severance costs	$32,907	$36,225	$(3,318)	$—
Asset impairments & net loss (gain) on sale or disposal	6,861	6,944	(83)	—
Other restructuring costs	17,076	63	771	16,242
Total	$56,844	$43,232	$(2,630)	$16,242

2018 Projects
In February 2018, our Board of Directors approved a restructuring plan (the 2018 Projects) to continue our efforts to optimize our global supply chain and manufacturing operations, research and development, and sales and marketing organizations. Actions under the 2018 Projects were substantially completed as of the end of 2020.

During the first quarter of 2021, we incurred additional legal costs related to a facility closure, partially offset by reduced severance costs.

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2018 Projects were as follows:

In thousands	Total Expected Costs at March 31, 2021	Costs Recognized in Prior Periods	Costs Recognized During the Three Months Ended March 31, 2021	Expected Remaining Costs to be Recognized at March 31, 2021
Employee severance costs	$61,476	$63,173	$(1,697)	$—
Asset impairments & net loss (gain) on sale or disposal	2,824	2,786	38	—
Other restructuring costs	19,826	15,217	2,309	2,300
Total	$84,126	$81,176	$650	$2,300

The following table summarizes the activity within the restructuring related balance sheet accounts for the 2020 Projects and 2018 Projects during the three months ended March 31, 2021:

In thousands	Accrued Employee Severance	Asset Impairments & Net Loss (Gain) on Sale or Disposal	Other Accrued Costs	Total
Beginning balance, January 1, 2021	$70,005	$—	$2,621	$72,626
Costs charged to expense	(5,015)	(45)	3,080	(1,980)
Cash (payments) receipts	(6,269)	1,868	(1,498)	(5,899)
Net assets disposed and impaired	—	(1,823)	—	(1,823)
Effect of change in exchange rates	(2,250)	—	(33)	(2,283)
Ending balance, March 31, 2021	$56,471	$—	$4,170	$60,641

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

The current portion of restructuring liabilities were $30.2 million and $31.7 million as of March 31, 2021 and December 31, 2020. The current portion of restructuring liabilities is classified within other current liabilities on the Consolidated Balance Sheets. The long-term portion of restructuring liabilities balances were $30.4 million and $40.9 million as of March 31, 2021 and December 31, 2020. The long-term portion of restructuring liabilities is classified within other long-term obligations on the Consolidated Balance Sheets and includes severance accruals and facility exit costs.

Note 13:    Shareholders' Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock will be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at March 31, 2021 or December 31, 2020.

Issuance of Common Stock
On March 12, 2021, we closed the sale of 4,472,222 shares of our common stock in a public offering, resulting in net proceeds to us of approximately $389.4 million, after deducting underwriters’ discounts of the offering.

Convertible Note Hedge Transactions
We paid an aggregate amount of $84.1 million for the Convertible Note Hedge Transactions. The Convertible Note Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those in the Convertible Notes, approximately 3.7 million shares of our common stock, the same number of shares initially underlying the Convertible Notes, at a strike price of approximately $126.00, subject to customary adjustments. The Convertible Note Hedge Transactions will expire upon the maturity of the Convertible Notes, subject to earlier exercise or termination. The Convertible Note Hedge Transactions are expected generally to reduce the potential dilutive effect of the conversion of our Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted notes, as the case may be, in the event the price per share of our common stock, as measured under the terms of the Convertible Note Hedge Transactions, is greater than the strike price of the Convertible Note Hedge Transactions. The Convertible Note Hedge Transactions meet the criteria in ASC 815-40 to be classified within Stockholders' Equity, and therefore the Convertible Note Hedge Transactions are not revalued after their issuance.

We made a tax election to integrate the convertible notes and the call options. We are retaining the identification statements in our books and records, together with a schedule providing the accruals on the synthetic debt instruments. The accounting impact of this tax election makes the call options deductible as original issue discount for tax purposes over the term of the note, and results in a $20.6 million deferred tax asset recognized through equity.

Warrant Transactions
In addition, concurrently with entering into the Convertible Note Hedge Transactions, we separately entered into privately-negotiated Warrant Transactions, whereby we sold to the Counterparties warrants to acquire, collectively, subject to anti-dilution adjustments, 3.7 million shares of our common stock at an initial strike price of $180.00 per share, which represents a premium of 100% over the public offering price in the common stock issuance. We received aggregate proceeds of $45.3 million from the Warrant Transactions with the Counterparties, with such proceeds partially offsetting the costs of entering into the Convertible Note Hedge Transactions. The warrants expire in June 2026. If the market value per share of our common stock, as measured under the Warrant Transactions, exceeds the strike price of the warrants, the warrants will have a dilutive effect on our earnings per share, unless we elect, subject to certain conditions, to settle the warrants in cash. The warrants meet the criteria in ASC 815-40 to be classified within Stockholders' Equity, and therefore the warrants are not revalued after issuance.

Accumulated Other Comprehensive Income (Loss)
The changes in the components of AOCI, net of tax, were as follows:

In thousands	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Benefit Obligation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2020	$(157,999)	$(723)	$(14,380)	$(31,570)	$(204,672)
OCI before reclassifications	(25,445)	282	—	534	(24,629)
Amounts reclassified from AOCI	—	(1,049)	—	467	(582)
Total other comprehensive income (loss)	(25,445)	(767)	—	1,001	(25,211)
Balances at March 31, 2020	$(183,444)	$(1,490)	$(14,380)	$(30,569)	$(229,883)

Balances at January 1, 2021	$(84,843)	$(1,621)	$(14,380)	$(37,682)	$(138,526)
OCI before reclassifications	(15,012)	3,409	—	—	(11,603)
Amounts reclassified from AOCI	—	(881)	—	701	(180)
Total other comprehensive income (loss)	(15,012)	2,528	—	701	(11,783)
Balances at March 31, 2021	$(99,855)	$907	$(14,380)	$(36,981)	$(150,309)

The before-tax, income tax (provision) benefit, and net-of-tax amounts related to each component of OCI were as follows:

	Three Months Ended March 31,
In thousands	2021	2020
Before-tax amount
Foreign currency translation adjustment	$(14,925)	$(26,593)
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	3,427	(10)
Net hedging (gain) loss reclassified to net income	(414)	(1,123)
Net unrealized gain (loss) on defined benefit plans	—	538
Net defined benefit plan (gain) loss reclassified to net income	712	471
Total other comprehensive income (loss), before tax	$(11,200)	$(26,717)

Tax (provision) benefit
Foreign currency translation adjustment	$(87)	$1,148
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	(18)	292
Net hedging (gain) loss reclassified to net income	(467)	74
Net unrealized gain (loss) on defined benefit plans	—	(4)
Net defined benefit plan (gain) loss reclassified to net income	(11)	(4)
Total other comprehensive income (loss) tax (provision) benefit	$(583)	$1,506

Net-of-tax amount
Foreign currency translation adjustment	$(15,012)	$(25,445)
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	3,409	282
Net hedging (gain) loss reclassified to net income	(881)	(1,049)
Net unrealized gain (loss) on defined benefit plans	—	534
Net defined benefit plan (gain) loss reclassified to net income	701	467
Total other comprehensive income (loss), net of tax	$(11,783)	$(25,211)

Note 14:    Fair Value of Financial Instruments

The fair values at March 31, 2021 and December 31, 2020 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	March 31, 2021		December 31, 2020
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit facility
USD denominated term loan	$59,296	$59,749	$532,625	$520,347
Multicurrency revolving line of credit	—	—	—	—
Senior notes	388,882	410,000	388,311	410,000
Convertible notes	448,353	465,042	—	—

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

Senior Notes and Convertible Notes: The Senior Notes and Convertible Notes are not registered securities nor listed on any securities exchange but may be actively traded by qualified institutional buyers. The fair value is estimated using Level 1 inputs, as it is based on quoted prices for these instruments in active markets.

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

Outcomes – This segment primarily includes our value-added, enhanced software and services in which we manage, organize, analyze, and interpret data to improve decision making, maximize operational profitability, drive resource efficiency, and deliver results for consumers, utilities, and smart cities. Outcomes places an emphasis on delivering to Itron customers high-value, turn-key, digital experiences by leveraging the footprint of our Device Solutions and Networked Solutions segments. The revenues from these offerings are primarily recurring in nature and would include any direct management of Device Solutions, Networked Solutions, and other products on behalf of our end customers. Examples from the Outcomes portfolio include: our meter data management and analytics offerings; our managed service solutions including Network-as-a-Service (NaaS) and Platform-as-a-Service (PaaS), forecasting software and services; our Distributed Intelligence suite of applications and services; and any consulting-based engagement. Within the Outcomes segment, we also identify new business models, including performance-based contracting, to drive broader portfolio offerings across utilities and cities.

Revenues, gross profit, and operating income associated with our operating segments were as follows:

	Three Months Ended March 31,
In thousands	2021	2020
Product revenues
Device Solutions	$170,331	$200,168
Networked Solutions	258,703	315,437
Outcomes	13,770	12,532
Total Company	$442,804	$528,137

Service revenues
Device Solutions	$2,450	$2,111
Networked Solutions	29,611	25,408
Outcomes	44,709	42,759
Total Company	$76,770	$70,278

Total revenues
Device Solutions	$172,781	$202,279
Networked Solutions	288,314	340,845
Outcomes	58,479	55,291
Total Company	$519,574	$598,415

Gross profit
Device Solutions	$32,296	$32,367
Networked Solutions	112,759	121,750
Outcomes	21,989	17,449
Total Company	$167,044	$171,566

Operating income (loss)
Device Solutions	$21,701	$18,198
Networked Solutions	79,291	88,680
Outcomes	10,336	8,198
Corporate unallocated	(80,388)	(88,706)
Total Company	30,940	26,370
Total other income (expense)	(12,699)	(9,658)
Income (loss) before income taxes	$18,241	$16,712

For the three months ended March 31, 2021, no customer represented more than 10% of total company revenue. During the three months ended March 31, 2020, one customer represented 11% of total company revenues.

Revenues by region were as follows:

	Three Months Ended March 31,
In thousands	2021	2020
United States and Canada	$325,536	$385,325
Europe, Middle East, and Africa	160,369	166,984
Asia Pacific and Latin America(1)	33,669	46,106
Total Company	$519,574	$598,415
(1) On June 25, 2020, we sold our Latin American operations. We continue to sell into the region through an exclusive distributor.

Depreciation expense is allocated to the operating segments based upon each segment's use of the assets. All amortization expense is recognized within Corporate unallocated. Depreciation and amortization of intangible assets expense associated with our operating segments was as follows:

	Three Months Ended March 31,
In thousands	2021	2020
Device Solutions	$6,188	$6,435
Networked Solutions	4,275	3,737
Outcomes	1,234	1,393
Corporate unallocated	10,113	12,466
Total Company	$21,810	$24,031

Note 16: Revenues

A summary of significant net changes in the contract assets and the contract liabilities balances during the period is as follows:

In thousands	Contract Liabilities, Less Contract Assets
Beginning balance, January 1, 2021	$98,388
Revenues recognized from beginning contract liability	(58,754)
Cumulative catch-up adjustments	8,668
Increases due to amounts collected or due	91,347
Revenues recognized from current period increases	(7,434)
Other	(447)
Ending balance, March 31, 2021	$131,768

On January 1, 2021, total contract assets were $49.8 million and total contract liabilities were $148.2 million. On March 31, 2021, total contract assets were $35.3 million and total contract liabilities were $167.1 million. The contract assets primarily relate to contracts that include a retention clause and allocations related to contracts with multiple performance obligations. The contract liabilities primarily relate to deferred revenue, such as extended warranty and maintenance cost. The cumulative catch-up adjustments relate to contract modifications, measure-of-progress changes, and changes in the estimate of the transaction price.

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

Total transaction price allocated to remaining performance obligations related to contracts is approximately $1.1 billion for the next twelve months and approximately $1.5 billion for periods longer than 12 months. The total remaining performance obligations consist of product and service components. The service component relates primarily to maintenance agreements for which customers pay a full year's maintenance in advance, and service revenues are generally recognized over the service period. Total transaction price allocated to remaining performance obligations also includes our extended warranty contracts, for which revenue is recognized over the warranty period, and hardware, which is recognized as units are delivered. The estimate of when remaining performance obligations will be recognized requires significant judgment.

Cost to obtain a contract and cost to fulfill a contract with a customer
Cost to obtain a contract and costs to fulfill a contract were capitalized and amortized using a systematic rational approach to align with the transfer of control of underlying contracts with customers. While amounts were capitalized, they are not material.

Disaggregation of revenue
Refer to Note 15: Segment Information and the Consolidated Statements of Operations for disclosure regarding the disaggregation of revenue into categories, which depict how revenue and cash flows are affected by economic factors. Specifically, our operating segments and geographical regions as disclosed, and categories for products, which include hardware and software and services, are presented.

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

The total sales price of $35 million included payment of $21.1 million for working capital, which was to be paid in full by December 31, 2020, as evidenced by a promissory note. In January 2021, we agreed to extend the payment terms on the outstanding working capital balance of $18.4 million. Accell agreed to make monthly payments including interest through September 2022. During the quarter ended March 31, 2021, we received $3.5 million of payments on the working capital note, including $0.7 million in interest.

We recognized additional loss on sale of business for the quarter ended March 31, 2021 of $1.4 million driven primarily by $1.2 million in adjustment to the working capital note, resulting from a change to the currency denominations of the note.

Item 2:    Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes included in this report and with the consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission (SEC) in our Annual Report on Form 10-K on February 24, 2021 (2020 Annual Report).

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

Certain Forward-Looking Statements

This report contains, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical factors nor assurances of future performance. These statements are based on our expectations about, among others, revenues, operations, financial performance, earnings, liquidity, earnings per share, cash flows and restructuring activities including headcount reductions and other cost savings initiatives. This document reflects our current strategy, plans and expectations and is based on information currently available as of the date of this Quarterly Report on Form 10-Q. When we use words such as "expect", "intend", "anticipate", "believe", "plan", "goal", "seek", "project", "estimate", "future", "strategy", "objective", "may", "likely", "should", "will", "will continue", and similar expressions, including related to future periods, they are intended to identify forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. Although we believe the estimates and assumptions upon which these forward-looking statements are based are reasonable, any of these estimates or assumptions could prove to be inaccurate and the forward-looking statements based on these estimates and assumptions could be incorrect. Our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a variety of factors. Therefore, you should not rely on any of these forward-looking statements. Some of the factors that we believe could affect our results include our ability to execute on our restructuring plan, our ability to achieve estimated cost savings, the rate and timing of customer demand for our products, rescheduling of current customer orders, changes in estimated liabilities for product warranties, adverse impacts of litigation, changes in laws and regulations, our dependence on new product development and intellectual property, future acquisitions, changes in estimates for stock-based and bonus compensation, increasing volatility in foreign exchange rates, international business risks, uncertainties caused by adverse economic conditions, including, without limitation those resulting from extraordinary events or circumstances such as the COVID-19 pandemic and other factors that are more fully described in Part I, Item 1A: Risk Factors included in our 2020 Annual Report and other reports on file with the SEC. We undertake no obligation to update or revise any forward-looking statement, whether written or oral.

The impact caused by the ongoing COVID-19 pandemic includes uncertainty as to the duration, spread, severity, and any resurgence of the COVID-19 pandemic including other factors contributing to infection rates, such as reinfection or mutation of the virus, the effectiveness or widespread availability and application of vaccines, the duration and scope of related government orders and restrictions, impact on overall demand, impact on our customers’ businesses and workforce levels, disruptions of our business and operations, including the impact on our employees, limitations on, or closures of, our facilities, or the business and operations of our customers or suppliers. Our estimates and statements regarding the impact of COVID-19 are made in good faith to provide insight to our current and future operating and financial environment and any of these may materially change due to factors outside our control. For more information on risks associated with the COVID-19 pandemic, please see our risk in Part I, Item 1A: Risk Factors in our 2020 Annual Report.

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

Outcomes – This segment primarily includes our value-added, enhanced software and services in which we manage, organize, analyze, and interpret data to improve decision making, maximize operational profitability, drive resource efficiency, and deliver results for consumers, utilities, and smart cities. Outcomes places an emphasis on delivering to Itron customers high-value, turn-key, digital experiences by leveraging the footprint of our Device Solutions and Networked Solutions segments. The revenues from these offerings are primarily recurring in nature and would include any direct management of Device Solutions, Networked Solutions, and other products on behalf of our end customers. Examples from the Outcomes portfolio include: our meter data management and analytics offerings; our managed service solutions including Network-as-a-Service (NaaS) and Platform-as-a-Service (PaaS), forecasting software and services; our Distributed Intelligence suite of applications and services; and any consulting-based engagement. Within the Outcomes segment, we also identify new business models, including performance-based contracting, to drive broader portfolio offerings across utilities and cities.

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

Total Company Highlights

Highlights and significant developments for the three months ended March 31, 2021 compared with the three months ended March 31, 2020
•Revenues were $519.6 million compared with $598.4 million in 2020, a decrease of $78.8 million, or 13%
•Gross margin was 32.2% compared with 28.7% in 2020
•Operating expenses decreased $9.1 million, or 6%, compared with 2020
•Net income attributable to Itron, Inc. was $12.6 million, compared with $8.7 million in 2020
•GAAP diluted EPS increased by $0.09 to $0.30 as compared with 2020
•Non-GAAP net income attributable to Itron, Inc. was $21.9 million compared with $23.0 million in 2020
•Non-GAAP diluted EPS was $0.52, a decrease of $0.05 compared with 2020
•Adjusted EBITDA was $49.7 million compared with $52.0 million in 2020
•Total backlog was $3.4 billion, and twelve-month backlog was $1.3 billion at March 31, 2021, compared with $3.0 billion and $1.3 billion at March 31, 2020

Financing Activity
On March 12, 2021, we closed the sale of 4,472,222 shares of our common stock in a public offering, resulting in net proceeds to us of approximately $389.4 million, after deducting underwriters’ discounts of the offering, as well as the sale of the Convertible Notes in a private placement to qualified institutional buyers, resulting in net proceeds to us of approximately $448.5 million after deducting initial purchasers’ discounts of the offering. Concurrently with the issuance of the Convertible Notes, we entered into the Convertible Note Hedge Transactions and Warrant Transactions. For further description of these transactions, refer to Item 1: Financial Statements (Unaudited), Note 6: Debt and Item 1: Financial Statements (Unaudited), Note 7: Derivative Financial Instruments included in this Quarterly Report on Form 10-Q.

Credit Facility Amendment
On March 8, 2021, we entered into a third amendment to our 2018 credit facility, which modified provisions to permit cash settlement upon the conversion of the Convertible Notes, the Convertible Senior Note Hedge Transactions and Warrant Transactions and also to adjust certain settlement provisions for convertible indebtedness. See Item 1: Financial Statements (Unaudited), Note 7: Derivative Financial Instruments, included in this Quarterly Report on Form 10-Q, for further details of the Convertible Note Hedge Transactions and Warrant Transactions.

Outlook for 2021 due to COVID-19
The COVID-19 pandemic has had global economic impacts including disrupting global supply chains and creating market volatility. The extent of the recent pandemic and its ongoing impact on our operations is volatile, but is being monitored closely by our management. During portions of the first half of 2020 certain of our European factories were closed due to government actions and local conditions, and any further closures that may be imposed on us could impact our results for 2021. Incremental costs we have incurred related to COVID-19, such as personal protective equipment, increased cleaning and sanitizing of our facilities, and other such items, have not been material to date. At this time, we have not identified any significant decrease in long-term customer demand for our products and services. Certain of our customers' projects and deployments have continued to shift later into 2021 and beyond. For more information on risks associated with the COVID-19 pandemic, please see our risk in Part I, Item 1A, Risk Factors in our 2020 Annual Report.

The COVID-19 pandemic remains a rapidly evolving situation with varying impacts on the locations in which we do business. Changes in the mix of earnings or losses from our different geographical operations, as well as any future enactment of tax legislation and other factors, may result in more volatile quarterly and annual effective tax rates. The detrimental impacts to financial results may be partially offset by financial assistance from the U.S. or the municipalities in which we operate, including employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 pandemic. Other benefits, including options to defer payroll tax payments and additional deductions, have resulted in reduced cash costs in 2020, but will increase cash outlays during the fourth quarter of 2021 and into 2022.

Total Company GAAP and Non-GAAP Highlights and Unit Shipments:

	Three Months Ended March 31,
In thousands, except margin and per share data	2021	2020	% Change
GAAP
Revenues
Product revenues	$442,804	$528,137	(16)%
Service revenues	76,770	70,278	9%
Total revenues	519,574	598,415	(13)%

Gross profit	$167,044	$171,566	(3)%
Operating expenses	136,104	145,196	(6)%
Operating income	30,940	26,370	17%
Other income (expense)	(12,699)	(9,658)	31%
Income tax provision	(4,661)	(7,550)	(38)%
Net income attributable to Itron, Inc.	12,603	8,684	45%

Non-GAAP(1)
Non-GAAP operating expenses	$128,096	$133,047	(4)%
Non-GAAP operating income	38,948	38,519	1%
Non-GAAP net income attributable to Itron, Inc.	21,947	22,969	(4)%
Adjusted EBITDA	49,723	51,973	(4)%

GAAP Margins and Earnings Per Share
Gross margin
Product gross margin	30.5%	27.2%
Service gross margin	41.6%	40.0%
Total gross margin	32.2%	28.7%

Operating margin	6.0%	4.4%
Net income per common share - Basic	$0.30	$0.22
Net income per common share - Diluted	$0.30	$0.21

Non-GAAP Earnings Per Share(1)
Non-GAAP diluted EPS	$0.52	$0.57
(1)These measures exclude certain expenses that we do not believe are indicative of our core operating results. See pages 42-44 for information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Definition of an Endpoint Under Management
An "endpoint under management" is a unique endpoint, or data from that endpoint, which Itron manages via our networked platform or a third party's platform that is connected to one or multiple types of endpoints. Itron’s management of an endpoint occurs when on behalf of our client, we manage one or more of the physical endpoints, operating system, data, application, data analytics, and/or outcome deriving from this unique endpoint. Itron has the ability to monitor and/or manage endpoints or the data from the endpoints via NaaS, Software-as-a-Service, and/or a licensed offering at a remote location designated by our client. Our offerings typically, but not exclusively, provide an Itron product or Itron certified partner product to our clients that has the capability of one-way communication or two-way communication of data that may include remote product configuration and upgradability. Examples of these offerings include our Temetra, OpenWay®, OpenWay® Riva and Gen X.

This metric primarily includes Itron or third-party endpoints deployed within the electricity, water, and gas utility industries, as well as within cities and municipalities around the globe. Endpoints under management also include smart communication modules and network interface cards (NICs) within Itron’s platforms. At times, these NICs are communicating modules that were sold separately from an Itron product directly to our customers or to third party manufacturers for use in endpoints such as electric, water, and gas meters; streetlights and other types of IIoT sensors and actuators; sensors and other capabilities that the end customer would like Itron to connect and manage on their behalf.

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

While the one-time sale of the platform and endpoints are primarily delivered via our Networked Solutions segment, our enhanced solutions, on-going monitoring, maintenance, software, analytics, and distributed intelligent applications are predominantly recognized in our Outcomes segment. We would anticipate the opportunity to increase our penetration of Outcomes applications, software, and managed applications will increase as our Endpoints Under Management increases. Management believes using the Endpoints Under Management metric enhances insight to the strategic and operational direction of our Networked Solutions and Outcomes segments to serve clients for years after their one-time installation of an endpoint.

A summary of our endpoints under management is as follows:

	As of March 31,
Units in thousands	2021	2020
Endpoints Under Management	71,388	63,741

Results of Operations

Revenues and Gross Margin

The actual results of and effects of changes in foreign currency exchange rates on revenues and gross profit were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended March 31,
In thousands	2021	2020
Total Company
Revenues	$519,574	$598,415	$17,692	$(96,533)	$(78,841)
Gross profit	167,044	171,566	3,012	(7,534)	(4,522)

Revenues - Three months ended March 31, 2021 vs. Three Months Ended March 31, 2020
Total revenues decreased $78.8 million, or 13%, for the first three months of 2021, compared with the same period in 2020. We have been unfavorably impacted by timing of customer projects and shipments that continue to be impacted by COVD-19, which drove the lower year-over-year results. Product revenues decreased by $85.3 million, and service revenues increased by $6.5 million. Device Solutions decreased by $29.5 million; Networked Solutions decreased by $52.5 million; and Outcomes increased by $3.2 million when compared with the same period last year. Changes in exchange rates favorably impacted total revenues by $17.7 million, of which $13.4 million favorably impacted Device Solutions.

Gross Margin - Three months ended March 31, 2021 vs. Three Months Ended March 31, 2020
Gross margin for the current year was 32.2%, compared with 28.7% in 2020. We were impacted by favorable product and solution mix and operating efficiencies in 2021 compared with the first quarter of 2020, which was more negatively impacted by COVID-19. Product sales gross margin increased to 30.5% in the 2021 period, compared with 27.2% in 2020, and gross margin on service revenues increased to 41.6%, compared with 40.0% in 2020.

Refer to Operating Segment Results section below for further detail on total company revenues and gross margin.

Operating Expenses

The actual results of and effects of changes in foreign currency exchange rates on operating expenses were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended March 31,
In thousands	2021	2020
Total Company
Sales, general and administrative	$75,992	$80,498	$2,827	$(7,333)	$(4,506)
Research and development	51,727	53,781	949	(3,003)	(2,054)
Amortization of intangible assets	8,973	11,165	150	(2,342)	(2,192)
Restructuring	(1,980)	(248)	(27)	(1,705)	(1,732)
Loss on sale of business	1,392	—	—	1,392	1,392
Total Operating expenses	$136,104	$145,196	$3,899	$(12,991)	$(9,092)

Operating expenses decreased $9.1 million for the three months ended March 31, 2021 as compared with the same period in 2020. This was primarily the result of decreases of $4.3 million in travel expense, $1.4 million in facility costs, $2.2 million in amortization of intangible assets, $1.7 million in restructuring, and $1.6 million in acquisition and integration expenses classified within sales, general and administrative. The overall decrease was partially offset by a $3.0 million increase in information technology expenses.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended March 31,		% Change
In thousands	2021	2020
Interest income	$542	$553	(2)%
Interest expense	(7,780)	(10,270)	(24)%
Amortization of prepaid debt fees	(2,695)	(1,007)	168%
Other income (expense), net	(2,766)	1,066	(359)%
Total other income (expense)	$(12,699)	$(9,658)	31%

Total other income (expense) for the three months ended March 31, 2021 was a net expense of $12.7 million, compared with net expense of $9.7 million in the same period in 2020.

The higher total expense for the three months ended March 31, 2021, as compared with the same period in 2020, was primarily driven by $1.7 million in higher debt fee amortization, $1.7 million related to the extinguishment of debt in other income (expense), and $1.0 million due to higher foreign currency exchange losses resulting from transactions denominated in currency other than the reporting entity's functional currency. The increase was partially offset by a decrease of $2.4 million in interest expense for the term loan.

Income Tax Provision

For the three months ended March 31, 2021, our income tax expense was $4.7 million compared with income tax expense of $7.6 million for the same period in 2020. Our tax rate for the three months ended March 31, 2021 of 26%, differed from the federal statutory rate of 21% primarily due to losses in jurisdictions for which no benefit is recognized because of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, a benefit related to stock-based compensation, and uncertain tax positions. Our tax rate for the three months ended March 31, 2020 of 45% differed from the federal statutory rate of 21% primarily due to losses in jurisdictions for which no benefit is recognized because of valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions, a benefit related to stock-based compensation, and uncertain tax positions.

For additional discussion related to income taxes, see Item 1: Financial Statements (Unaudited), Note 10: Income Taxes included in this Quarterly Report on Form 10-Q.

Operating Segment Results

For a description of our operating segments, refer to Item 1: Financial Statements (Unaudited), Note 15: Segment Information included in this Quarterly Report on Form 10-Q. The following tables and discussion highlight significant changes in trends or components of each operating segment:

	Three Months Ended March 31,
In thousands	2021	2020	% Change
Segment revenues
Device Solutions	$172,781	$202,279	(15)%
Networked Solutions	288,314	340,845	(15)%
Outcomes	58,479	55,291	6%
Total revenues	$519,574	$598,415	(13)%

	Three Months Ended March 31,
	2021		2020
In thousands	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment gross profit and margin
Device Solutions	$32,296	18.7%	$32,367	16.0%
Networked Solutions	112,759	39.1%	121,750	35.7%
Outcomes	21,989	37.6%	17,449	31.6%
Total gross profit and margin	$167,044	32.2%	$171,566	28.7%

	Three Months Ended March 31,
In thousands	2021	2020	% Change
Segment operating expenses
Device Solutions	$10,595	$14,169	(25)%
Networked Solutions	33,468	33,070	1%
Outcomes	11,653	9,251	26%
Corporate unallocated	80,388	88,706	(9)%
Total operating expenses	$136,104	$145,196	(6)%

	Three Months Ended March 31,
	2021		2020
In thousands	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment operating income (loss) and operating margin
Device Solutions	$21,701	12.6%	$18,198	9.0%
Networked Solutions	79,291	27.5%	88,680	26.0%
Outcomes	10,336	17.7%	8,198	14.8%
Corporate unallocated	(80,388)	NM	(88,706)	NM
Total operating income (loss) and operating margin	$30,940	6.0%	$26,370	4.4%

Device Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Device Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended March 31,
In thousands	2021	2020
Device Solutions Segment
Revenues	$172,781	$202,279	$13,425	$(42,923)	$(29,498)
Gross profit	32,296	32,367	1,616	(1,687)	(71)
Operating expenses	10,595	14,169	358	(3,932)	(3,574)

Revenues - Three months ended March 31, 2021 vs. Three months ended March 31, 2020
Revenues decreased $29.5 million, or 15%, for the first three months of 2021 compared with the same period in 2020. Changes in foreign currency exchange rates favorably impacted revenues by $13.4 million. Revenue decreased due to lower shipments to Europe, Middle East and Africa, COVID related delays and a decrease of $9.0 million in the Latin America region primarily due to the sale of the business in June 2020.

Gross Margin - Three months ended March 31, 2021 vs. Three months ended March 31, 2020
For the three months ended March 31, 2021, gross margin was 18.7%, compared with 16.0% for the same period in 2020. The 270 basis point increase over the prior year was primarily due to favorable product mix and reduced operating inefficiencies related to COVID-19 compared with the first quarter of 2020.

Operating Expenses - Three months ended March 31, 2021 vs. Three months ended March 31, 2020
Operating expenses decreased $3.6 million, or 25%, for the first three months of 2021 compared with the same period in 2020. The decrease was primarily a result of lower research and development costs.

Networked Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Networked Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended March 31,
In thousands	2021	2020
Networked Solutions Segment
Revenues	$288,314	$340,845	$2,963	$(55,494)	$(52,531)
Gross profit	112,759	121,750	946	(9,937)	(8,991)
Operating expenses	33,468	33,070	84	314	398

Revenues - Three months ended March 31, 2021 vs. Three months ended March 31, 2020
Revenues decreased $52.5 million, or 15%, for the first three months of 2021 compared with the same period in 2020. The change was primarily due to the timing of project completion and the impact of COVID-19 on new deployments, Lower product revenue of $56.7 million was partially offset by higher maintenance service revenue of $4.2 million.

Gross Margin - Three months ended March 31, 2021 vs. Three months ended March 31, 2020
Gross margin was 39.1% for the 2021 period, compared with 35.7% in 2020. The 340 basis point increase was primarily related to favorable product mix and reduced operating inefficiencies related to COVID-19 compared with the first quarter of 2020.

Operating Expenses - Three months ended March 31, 2021 vs. Three months ended March 31, 2020
Operating expenses increased $0.4 million, or 1%, for the first three months of 2021, compared with the same period in 2020. The increase was primarily driven by increased investment in research and development.

Outcomes

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Outcomes segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended March 31,
In thousands	2021	2020
Outcomes Segment
Revenues	$58,479	$55,291	$1,303	$1,885	$3,188
Gross profit	21,989	17,449	451	4,089	4,540
Operating expenses	11,653	9,251	28	2,374	2,402

Revenues - Three months ended March 31, 2021 vs. Three months ended March 31, 2020
Revenues increased $3.2 million, or 6%, for the first three months of 2021 compared with the same period in 2020. This increase was driven by an increase in software license sales, professional services, and maintenance.

Gross Margin - Three months ended March 31, 2021 vs. Three months ended March 31, 2020
Gross margin increased to 37.6% for the period ending in 2021, compared with 31.6% for last year. The 600 basis point increase was driven by favorable mix, driven by higher one-time software license sales.

Operating Expenses - Three months ended March 31, 2021 vs. Three months ended March 31, 2020
Operating expenses for the first three months of 2021 increased $2.4 million, or 26%, compared with the same period last year. This increase was primarily related to increased research and development investment of $1.7 million and higher product marketing expenses of $0.7 million.

Corporate Unallocated

Corporate Unallocated Expenses - Three months ended March 31, 2021 vs. Three months ended March 31, 2020
Operating expenses not directly associated with an operating segment are classified as Corporate unallocated. For the first three months of 2021, Corporate unallocated expenses decreased $8.3 million, or 9%, as compared with the same period in 2020. This was primarily the result of decreases of $3.5 million in travel expense, $2.2 million in amortization of intangible assets, $1.7 million in restructuring, and $1.6 million in acquisition and integration expenses classified within sales, general and administrative. The overall decrease was partially offset by a $3.0 million increase in information technology expenses.

Bookings and Backlog of Orders

Bookings for a reported period represent customer contracts and purchase orders received during the period for hardware, software, and services that have met certain conditions, such as regulatory and/or contractual approval. Total backlog represents committed but undelivered products and services for contracts and purchase orders at period-end. Twelve-month backlog represents the portion of total backlog that we estimate will be recognized as revenue over the next 12 months. Backlog is not a complete measure of our future revenues as we also receive significant book-and-ship orders, as well as frame contracts. Bookings and backlog may fluctuate significantly due to the timing of large project awards. In addition, annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. Beginning total backlog, plus bookings, minus revenues, will not equal ending total backlog due to miscellaneous contract adjustments, foreign currency fluctuations, and other factors. Total bookings and backlog include certain contracts with termination for convenience clause, which will not agree to the total transaction price allocated to the remaining performance obligations disclosed in Item 1: Financial Statements (Unaudited), Note 16: Revenues included in this Quarterly Report on Form 10-Q.

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
In millions
March 31, 2021	$688	$3,421	$1,293
December 31, 2020	973	3,259	1,204
September 30, 2020	432	2,795	1,107
June 30, 2020	390	2,895	1,291
March 31, 2020	418	3,020	1,319

Financial Condition

Cash Flow Information

	Three Months Ended March 31,
In thousands	2021	2020
Cash provided by operating activities	$49,955	$18,894
Cash used in investing activities	(5,806)	(9,257)
Cash provided by financing activities	324,581	401,737
Effect of exchange rates on cash and cash equivalents	(1,071)	(6,758)
Increase in cash and cash equivalents	$367,659	$404,616

Cash and cash equivalents was $574.6 million at March 31, 2021, compared with $206.9 million at December 31, 2020. The $367.7 million increase in cash and cash equivalents in the 2021 period was primarily the result of proceeds from convertible senior note and equity offering in March 2021, along with cash flows from operating activities, partially offset by purchases of equity classified derivative contracts, repayment of term loan, and acquisitions of property, plant, and equipment.

Operating activities
Cash provided by operating activities during the three months in 2021 was $50.0 million compared with $18.9 million during the same period in 2020. The increase was primarily due to lower variable compensation payouts.

Investing activities
Cash used in investing activities during the three months in 2021 was $3.5 million lower than in 2020. This decrease in use of cash was primarily related to the net cash inflow related to the working capital note from the sale of our Latin America operation, and a decrease of $1.2 million in investment of property, plant, and equipment.

Financing activities
Net cash provided by financing activities during the three months in 2021 was $324.6 million, compared with net cash provided of $401.7 million for the same period in 2020. In March 2021, we entered into a convertible senior note with proceeds used to pay off a portion of the term loan, which resulted in net repayment of $15.0 million of debt. We also received $389.4 million from issuance of common stock related to our equity offering, after deducting underwriters’ discounts of the offering, and purchased $38.8 million of equity classified derivative contacts. Cash payments for prepaid debt fees was $11.7 million.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations at March 31, 2021 was a decrease of $1.1 million, compared with a decrease of $6.8 million for the same period in 2020. Our foreign currency exposure relates to non-U.S. dollar denominated balances in our international subsidiary operations.

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

	Three Months Ended March 31,
In thousands	2021	2020
Cash provided by operating activities	$49,955	$18,894
Acquisitions of property, plant, and equipment	(11,412)	(12,602)
Free cash flow	$38,543	$6,292

Free cash flow fluctuated primarily as a result of changes in cash provided by operating activities. See the cash flow discussion of operating activities above.

Off-balance sheet arrangements

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at March 31, 2021 and December 31, 2020 that we believe could reasonably likely have a current or future effect on our financial condition, results of operations, or cash flows.

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

Financing Activity
On March 12, 2021, we closed the sale of 4,472,222 shares of our common stock in a public offering, resulting in net proceeds to us of approximately $389.4 million, after deducting underwriters’ discounts of the offering, as well as the sale of the Convertible Notes in a private placement to qualified institutional buyers, resulting in net proceeds to us of approximately $448.5 million after deducting initial purchasers’ discounts of the offering. Concurrently with the issuance of the Convertible Notes, we entered into the Convertible Note Hedge Transactions and Warrant Transactions. For further description of these transactions, refer to Item 1: Financial Statements (Unaudited), Note 6: Debt and Item 1: Financial Statements (Unaudited), Note 7: Derivative Financial Instruments included in this Quarterly Report on Form 10-Q.

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

On March 8, 2021, we entered into a third amendment to our 2018 credit facility, which modified provisions to permit cash settlement upon the conversion of the Convertible Notes, the Convertible Senior Note Hedge Transactions and Warrant Transactions and also to adjust certain settlement provisions for convertible indebtedness. See Item 1: Financial Statements (Unaudited), Note 7: Derivative Financial Instruments for further details of the Convertible Note Hedge Transactions and Warrant Transactions.

On March 9, 2021, we submitted a Notice of Redemption to the trustee to redeem all outstanding Senior Notes at a redemption price of 102.50%, in accordance with the indenture governing the Senior Notes, totaling $410 million. As of April 8, 2021 the Senior Notes have been fully discharged, and no principal or unpaid interest remains outstanding. The 2.5%, or $10 million, early redemption premium and write off of $11.1 million prepaid debt fees will be recognized in the second quarter of 2021.

On March 12, 2021, we closed the sale of the Convertible Notes in a private placement to qualified institutional buyers, resulting in net proceeds to us of approximately $448.5 million after deducting initial purchasers’ discounts of the offering. The proceeds were used to enter into the Convertible Hedge Transactions (which was partially offset by the proceeds from the Warrant Transactions) and, together with cash on hand, to redeem the outstanding Senior Notes as described above.

For further description of our borrowings, refer to Item 1: Financial Statements (Unaudited), Note 6: Debt included in this Quarterly Report on Form 10-Q.

For a description of our letters of credit and performance bonds, and the amounts available for additional borrowings or letters of credit under our lines of credit, including the revolver that is part of our credit facility, refer to Item 1: Financial Statements (Unaudited), Note 11: Commitments and Contingencies included in this Quarterly Report on Form 10-Q.

Silver Spring Networks, Inc. Acquisition
As part of the acquisition of SSNI, we achieved approximately $50 million of annualized savings by the end of 2020. For the three months ended March 31, 2021, we paid out $0.8 million and we have approximately $4 million to $8 million of estimated cash payments remaining on the integration plan, the majority of which is expected to be paid out in the next 12 months.

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

For the three months ended March 31, 2021, we paid out a net $5.9 million related to all our restructuring projects. As of March 31, 2021, $60.6 million was accrued for these restructuring projects, of which $30.2 million is expected to be paid within the next 12 months.

For further details regarding our restructuring activities, refer to Item 1: Financial Statements (Unaudited), Note 12: Restructuring included in this Quarterly Report on Form 10-Q.

Other Liquidity Considerations
We have tax credits and net operating loss carryforwards in various jurisdictions that are available to reduce cash taxes. However, utilization of tax credits and net operating losses are limited in certain jurisdictions. Based on current projections, we expect to pay, net of refunds, approximately $1 million in U.S. federal taxes, $2 million in state taxes, and approximately $7 million in local and foreign taxes during 2021. For a discussion of our tax provision and unrecognized tax benefits, see Item 1: Financial Statements (Unaudited), Note 10: Income Taxes included in this Quarterly Report on Form 10-Q.

As of March 31, 2021, we are under examination by certain tax authorities. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

As of March 31, 2021, there was $56.7 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. As a result of recent changes in U.S. tax legislation, any repatriation in the future would not result in U.S. federal income tax. Accordingly, there is no provision for U.S. deferred taxes on this cash. If this cash were repatriated to fund U.S. operations, additional withholding tax costs may be incurred. Tax is only one of the many factors that we consider in the management of global cash. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

In several of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc., we consolidate them because we have a greater than 50% ownership interest and/or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. At March 31, 2021, $19.0 million of our consolidated cash balance was held in our joint venture entities. As a result, the minority shareholders of these entities have rights to their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from these entities.

General Liquidity Overview
Notwithstanding the expected short to mid-term impacts of the COVID-19 pandemic, we expect to grow through a combination of internal new research and development, licensing technology from and to others, distribution agreements, partnering arrangements, and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings, or the sale of our common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the next 12 months and into the foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the electricity, gas, and water utility industries, competitive pressures, our dependence on certain key vendors and components, changes in estimated liabilities for product warranties and/or litigation, duration of the COVID-19 pandemic, future business combinations, capital market fluctuations, international risks, and other factors described under Risk Factors within Item 1A of Part I of our 2020 Annual Report, as well as Quantitative and Qualitative Disclosures About Market Risk within Item 3 of Part I included in this Quarterly Report on Form 10-Q.

Contingencies

Refer to Item 1: Financial Statements (Unaudited), Note 11: Commitments and Contingencies included in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates and Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in the 2020 Annual Report and have not changed materially.

Refer to Item 1: Financial Statements (Unaudited), Note 1: Summary of Significant Accounting Policies included in this Quarterly Report on Form 10-Q for further disclosures regarding new accounting pronouncements.

Non-GAAP Measures

The accompanying schedule contains non-GAAP financial measures. To supplement our consolidated financial statements, which are prepared in accordance with GAAP, we use certain non-GAAP financial measures, including non-GAAP operating expense, non-GAAP operating income, non-GAAP net income, non-GAAP diluted EPS, adjusted EBITDA, free cash flow, and constant currency. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP, and other companies may define such measures differently. For more information on these non-GAAP financial measures, please see the table captioned Reconciliations of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures.

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

Non-GAAP net income and non-GAAP diluted EPS – We define non-GAAP net income as net income attributable to Itron, Inc. excluding the expenses associated with amortization of intangible assets, amortization of debt placement fees, debt extinguishment, restructuring, loss on sale of business, corporate transition cost, acquisition and integration, and the tax effect of excluding these expenses. We define non-GAAP diluted EPS as non-GAAP net income divided by diluted weighted-average shares outstanding during the period calculated on a GAAP basis and then reduced to reflect the anti-dilutive impact of the convertible note hedge transaction entered into in connection with the 0% Convertible Notes due 2026 issued in March 2021. We consider these financial measures to be useful metrics for management and investors for the same reasons that we use non-GAAP operating income. The same limitations described above regarding our use of non-GAAP operating income apply to our use of non-GAAP net income and non-GAAP diluted EPS. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from these non-GAAP measures and evaluating non-GAAP net income and non-GAAP diluted EPS together with GAAP net income attributable to Itron, Inc. and GAAP diluted EPS.

For interim periods the budgeted annual effective tax rate (AETR) is used, adjusted for any discrete items, as defined in Accounting Standards Codification (ASC) 740 - Income Taxes. The budgeted AETR is determined at the beginning of the fiscal year. The AETR is revised throughout the year based on changes to our full-year forecast. If the revised AETR increases or decreases by 200 basis points or more from the budgeted AETR due to changes in the full-year forecast during the year, the revised AETR is used in place of the budgeted AETR beginning with the quarter the 200 basis point threshold is exceeded and going forward for all subsequent interim quarters in the year. We continue to assess the AETR based on latest forecast throughout the year and use the most recent AETR anytime it increases or decreases by 200 basis points or more from the prior interim period.

Adjusted EBITDA – We define adjusted EBITDA as net income (a) minus interest income, (b) plus interest expense, depreciation and amortization of intangible assets, debt extinguishment, restructuring, loss on sale of business, corporate transition cost, acquisition and integration related expense, and (c) excluding income tax provision or benefit. Management uses adjusted EBITDA as a performance measure for executive compensation. A limitation to using adjusted EBITDA is that it does not represent the total increase or decrease in the cash balance for the period and the measure includes some non-cash items and excludes other non-cash items. Additionally, the items that we exclude in our calculation of adjusted EBITDA may differ from the items that our peer companies exclude when they report their results. We compensate for these limitations by providing a reconciliation of this measure to GAAP net income (loss).

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

TOTAL COMPANY RECONCILIATIONS	Three Months Ended March 31,
In thousands, except per share data	2021	2020
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$136,104	$145,196
Amortization of intangible assets	(8,973)	(11,165)
Restructuring	1,980	248
Loss on sale of business	(1,392)	—
Corporate transition cost	—	40
Acquisition and integration related expense	377	(1,272)
Non-GAAP operating expenses	$128,096	$133,047

NON-GAAP OPERATING INCOME
GAAP operating income	$30,940	$26,370
Amortization of intangible assets	8,973	11,165
Restructuring	(1,980)	(248)
Loss on sale of business	1,392	—
Corporate transition cost	—	(40)
Acquisition and integration related expense	(377)	1,272
Non-GAAP operating income	$38,948	$38,519

NON-GAAP NET INCOME & DILUTED EPS
GAAP net income attributable to Itron, Inc.	$12,603	$8,684
Amortization of intangible assets	8,973	11,165
Amortization of debt placement fees	2,652	963
Debt extinguishment	1,681	—
Restructuring	(1,980)	(248)
Loss on sale of business	1,392	—
Corporate transition cost	—	(40)
Acquisition and integration related expense	(377)	1,272
Income tax effect of non-GAAP adjustments	(2,997)	1,173
Non-GAAP net income attributable to Itron, Inc.	$21,947	$22,969

Non-GAAP diluted EPS	$0.52	$0.57

Non-GAAP weighted average common shares outstanding - Diluted	41,964	40,474

ADJUSTED EBITDA
GAAP net income attributable to Itron, Inc.	$12,603	$8,684
Interest income	(542)	(553)
Interest expense	10,475	11,277
Income tax provision	4,661	7,550
Debt extinguishment	1,681	—
Depreciation and amortization	21,810	24,031
Restructuring	(1,980)	(248)
Loss on sale of business	1,392	—
Corporate transition cost	—	(40)
Acquisition and integration related expense	(377)	1,272
Adjusted EBITDA	$49,723	$51,973

FREE CASH FLOW
Net cash provided by operating activities	$49,955	$18,894
Acquisitions of property, plant, and equipment	(11,412)	(12,602)
Free Cash Flow	$38,543	$6,292

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

Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt instruments. In March 2020, we entered into an interest rate swap, which is effective from June 30, 2020 to June 30, 2023, and converts $240 million of our LIBOR-based debt from a floating LIBOR interest rate to a fixed interest rate of 0.617% (excluding the applicable margin). The notional balance amortizes to maturity at the same rate of the originally required amortization on our term loan. On March 17, 2021, we paid a fee of $1.68 million to terminate the interest rate swap since the likelihood of LIBOR based interest payments were no longer probable of occurring. At March 31, 2021, our LIBOR-based debt balance was $61.1 million.

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

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and the weighted average interest rates at March 31, 2021. Weighted average variable rates in the table are based on implied forward rates in the Reuters U.S. dollar yield curve as of March 31, 2021 and our estimated leverage ratio, which determines our additional interest rate margin at March 31, 2021.

Dollars in thousands	2021	2022	2023	2024	Total	Fair Value
Variable Rate Debt
Principal: U.S. dollar term loan	$—	$—	$—	$61,094	$61,094	$59,749
Weighted average interest rate	1.88%	1.95%	2.33%	2.80%

Principal: Multicurrency revolving line of credit	$—	$—	$—	$—	$—	$—
Weighted average interest rate	1.88%	1.95%	2.33%	2.80%

Cross currency swap
Weighted average interest rate (pay) Fixed - EURIBOR	1.38%
Weighted average interest rate (receive) Floating - LIBOR	0.11%

Based on a sensitivity analysis as of March 31, 2021, we estimate that, if market interest rates average one percentage point higher in 2021 than in the table above, our financial results in 2021 would not be materially impacted.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. Revenues denominated in functional currencies other than the U.S. dollar were 40% of total revenues for the three months ended March 31, 2021 compared with 39% for the same respective periods in 2020. These transactions expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of March 31, 2021, a total of 40 contracts were offsetting our exposures from the euro, Pound sterling, Canadian dollar, Chinese Yuan, Australian dollar and various other currencies, with notional amounts ranging from $93,300 to $26.4 million. Based on a sensitivity analysis as of March 31, 2021, we estimate that, if foreign currency exchange rates average ten percentage points higher in 2021 for these financial instruments, our financial results in 2021 would not be materially impacted.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:    Controls and Procedures

Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2021, the Company's disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal controls over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:    Legal Proceedings
Refer to Item 1: Financial Statements (Unaudited), Note 11: Commitments and Contingencies included in this Quarterly Report on Form 10-Q.

Item 1A:    Risk Factors
For a complete list of Risk Factors, refer to Part I, Item 1A: Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the Securities and Exchange Commission on February 24, 2021.

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable.

(b)Not applicable.

(c)Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				In thousands
January 1, 2021 through January 31, 2021	—	$—	—	$—
February 1, 2021 through February 28, 2021	4,308	102.18	—	—
March 1, 2021 through March 31, 2021	150	110.92	—	—
Total	4,458		—

(1)Shares repurchased represent shares transferred to us by certain employees who vested in restricted stock units and used shares to pay all, or a portion of, the related taxes.
(2)Includes commissions.

Item 5:    Other Information

(a)No information was required to be disclosed in a report on Form 8-K during the first quarter of 2021 that was not reported.

(b)Not applicable.

Item 6:    Exhibits

Exhibit Number	Description of Exhibits

4.1
Indenture, dated as of March 12, 2021, by and between Itron, Inc. and U.S. Bank National Association, as trustee (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File 000-22418), filed on March 12, 2021).

4.2	Form of 0.00% Convertible Senior Note due 2026 (included in Exhibit 4.1) (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 000-22418), filed on March 12, 2021).

10.1	Form of Convertible Note Hedge (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 000-22418), filed on March 12, 2021).

10.2	Form of Warrant Confirmation (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 000-22418), filed on March 12, 2021).

10.3
Amendment No. 3, dated March 8, 2021, to the Credit Agreement, dated January 5, 2018 among Itron, Inc. and certain foreign borrowers, guarantors, lenders and issuing parties thereto, and Wells Fargo Bank, National Association, as administrative agent (Previously filed as an Exhibit to the Company’s Current Report on Form 8-K (File No. 000-22418), filed on March 12, 2021).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Itron, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ITRON, INC.

May 3, 2021	By:	/s/ JOAN S. HOOPER
Date		Joan S. Hooper
Senior Vice President and Chief Financial Officer