Form 10-Q
period 2021-06-30
ITRON, INC.
filed 2021-08-05
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2021, there were outstanding 45,235,686 shares of the registrant's common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1:    Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2021	2020	2021	2020
Revenues
Product revenues	$411,719	$438,985	$854,523	$967,122
Service revenues	77,693	70,609	154,463	140,887
Total revenues	489,412	509,594	1,008,986	1,108,009
Cost of revenues
Product cost of revenues	295,064	329,293	602,755	713,974
Service cost of revenues	44,473	41,784	89,312	83,952
Total cost of revenues	339,537	371,077	692,067	797,926
Gross profit	149,875	138,517	316,919	310,083

Operating expenses
Sales, general and administrative	74,144	69,538	150,136	150,036
Research and development	48,763	48,994	100,490	102,775
Amortization of intangible assets	8,997	11,140	17,970	22,305
Restructuring	192	(2,683)	(1,788)	(2,931)
Loss on sale of business	24,711	56,915	26,103	56,915
Total operating expenses	156,807	183,904	292,911	329,100

Operating income (loss)	(6,932)	(45,387)	24,008	(19,017)
Other income (expense)
Interest income	432	1,258	974	1,811
Interest expense	(14,004)	(11,684)	(24,479)	(22,961)
Other income (expense), net	(12,157)	(1,873)	(14,923)	(807)
Total other income (expense)	(25,729)	(12,299)	(38,428)	(21,957)

Loss before income taxes	(32,661)	(57,686)	(14,420)	(40,974)
Income tax benefit (provision)	216	(4,801)	(4,445)	(12,351)
Net loss	(32,445)	(62,487)	(18,865)	(53,325)
Net income attributable to noncontrolling interests	678	315	1,655	793
Net loss attributable to Itron, Inc.	$(33,123)	$(62,802)	$(20,520)	$(54,118)

Net loss per common share - Basic	$(0.73)	$(1.56)	$(0.47)	$(1.35)
Net loss per common share - Diluted	$(0.73)	$(1.56)	$(0.47)	$(1.35)

Weighted average common shares outstanding - Basic	45,142	40,216	43,344	40,130
Weighted average common shares outstanding - Diluted	45,142	40,216	43,344	40,130
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2021	2020	2021	2020
Net loss	$(32,445)	$(62,487)	$(18,865)	$(53,325)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	5,658	11,310	(9,354)	(14,135)
Foreign currency translation adjustment reclassified to net income (loss) on sale of business	—	52,088	—	52,088
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	(1,220)	(1,389)	1,308	(2,156)
Pension benefit obligation adjustment	699	47	1,400	1,048
Total other comprehensive income (loss), net of tax	5,137	62,056	(6,646)	36,845

Total comprehensive income (loss), net of tax	(27,308)	(431)	(25,511)	(16,480)

Comprehensive income attributable to noncontrolling interests, net of tax	678	315	1,655	793
Comprehensive income (loss) attributable to Itron, Inc.	$(27,986)	$(746)	$(27,166)	$(17,273)
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

In thousands	June 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$207,131	$206,933
Accounts receivable, net	336,071	369,828
Inventories	179,347	182,377
Other current assets	120,351	171,124
Total current assets	842,900	930,262

Property, plant, and equipment, net	196,209	207,816
Deferred tax assets, net	99,297	76,142
Other long-term assets	41,293	51,656
Operating lease right-of-use assets, net	72,059	76,276
Intangible assets, net	113,672	132,955
Goodwill	1,123,155	1,131,916
Total assets	$2,488,585	$2,607,023

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$175,546	$215,639
Other current liabilities	70,525	72,591
Wages and benefits payable	103,642	86,249
Taxes payable	14,235	15,804
Current portion of debt	—	18,359
Current portion of warranty	20,299	28,329
Unearned revenue	130,118	112,928
Total current liabilities	514,365	549,899

Long-term debt, net	479,034	902,577
Long-term warranty	15,911	13,061
Pension benefit obligation	116,666	119,457
Deferred tax liabilities, net	1,832	1,921
Operating lease liabilities	62,785	66,823
Other long-term obligations	97,334	113,012
Total liabilities	1,287,927	1,766,750

Equity
Preferred stock, no par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75,000 shares authorized, 45,150 and 40,444 shares issued and outstanding	1,775,315	1,389,419
Accumulated other comprehensive loss, net	(145,172)	(138,526)
Accumulated deficit	(454,865)	(434,345)
Total Itron, Inc. shareholders' equity	1,175,278	816,548
Noncontrolling interests	25,380	23,725
Total equity	1,200,658	840,273
Total liabilities and equity	$2,488,585	$2,607,023
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2021	40,444	$1,389,419	$(138,526)	$(434,345)	$816,548	$23,725	$840,273
Net income				12,603	12,603	977	13,580
Other comprehensive income (loss), net of tax			(11,783)		(11,783)		(11,783)
Net stock issued and repurchased	206	2,009			2,009		2,009
Stock-based compensation expense		6,270			6,270		6,270
Stock issued related to equity offering	4,472	389,419			389,419		389,419
Proceeds from sale of warrants		45,349			45,349		45,349
Purchases of convertible note hedge contracts, net of tax		(63,576)			(63,576)		(63,576)
Registration fee		(373)			(373)		(373)
Balances at March 31, 2021	45,122	1,768,517	(150,309)	(421,742)	1,196,466	24,702	1,221,168
Net income (loss)				(33,123)	(33,123)	678	(32,445)
Other comprehensive income (loss), net of tax			5,137		5,137		5,137
Net stock issued and repurchased	28	458			458		458
Stock-based compensation expense		6,316			6,316		6,316
Registration fee		24			24		24
Balances at June 30, 2021	45,150	$1,775,315	$(145,172)	$(454,865)	$1,175,278	$25,380	$1,200,658

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2020	39,941	$1,357,600	$(204,672)	$(376,390)	$776,538	$24,277	$800,815
Net income				8,684	8,684	478	9,162
Other comprehensive income (loss), net of tax			(25,211)		(25,211)		(25,211)
Net stock issued and repurchased	235	2,247			2,247		2,247
Stock-based compensation expense		8,482			8,482		8,482
Balances at March 31, 2020	40,176	1,368,329	(229,883)	(367,706)	770,740	24,755	795,495
Net income (loss)				(62,802)	(62,802)	315	(62,487)
Other comprehensive income (loss), net of tax			62,056		62,056		62,056
Net stock issued and repurchased	58	706			706		706
Stock-based compensation expense		7,099			7,099		7,099
Balances at June 30, 2020	40,234	$1,376,134	$(167,827)	$(430,508)	$777,799	$25,070	$802,869
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
In thousands	2021	2020
Operating activities
Net loss	$(18,865)	$(53,325)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	42,919	48,230
Non-cash operating lease expense	8,647	9,909
Stock-based compensation	12,586	15,581
Amortization of prepaid debt fees	4,315	2,013
Deferred taxes, net	(2,942)	5,904
Loss on sale of business	26,103	56,915
Loss on extinguishment of debt	10,000	—
Restructuring, non-cash	878	(1,146)
Other adjustments, net	13,913	287
Changes in operating assets and liabilities, net of sale of business:
Accounts receivable	29,549	52,031
Inventories	70	(16,529)
Other current assets	22,164	(7,861)
Other long-term assets	6,207	(3,919)
Accounts payable, other current liabilities, and taxes payable	(43,115)	(76,144)
Wages and benefits payable	17,815	(11,145)
Unearned revenue	17,106	23,099
Warranty	(4,744)	(8,417)
Other operating, net	(19,926)	(9,697)
Net cash provided by operating activities	122,680	25,786

Investing activities
Net proceeds (payments) related to the sale of business	3,142	(3,630)
Acquisitions of property, plant, and equipment	(20,476)	(29,049)
Other investing, net	2,819	3,520
Net cash used in investing activities	(14,515)	(29,159)

Financing activities
Proceeds from borrowings	460,000	400,000
Payments on debt	(915,000)	—
Issuance of common stock	3,255	4,183
Proceeds from common stock offering	389,419	—
Proceeds from sale of warrants	45,349	—
Purchases of convertible note hedge contracts	(84,139)	—
Prepaid debt fees	(12,021)	(184)
Other financing, net	4,993	(2,036)
Net cash (used in) provided by financing activities	(108,144)	401,963

Effect of foreign exchange rate changes on cash and cash equivalents	177	(3,671)
Increase in cash and cash equivalents	198	394,919
Cash and cash equivalents at beginning of period	206,933	149,904
Cash and cash equivalents at end of period	$207,131	$544,823

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes, net	$3,033	$(2,994)
Interest	7,845	32,149
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms "we", "us", "our", "Itron", and the "Company" refer to Itron, Inc. and its subsidiaries.

Note 1:    Summary of Significant Accounting Policies

Financial Statement Preparation
The consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2021 and 2020, Consolidated Statements of Equity for the three and six months ended June 30, 2021 and 2020, the Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020, and the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the full year or for any other period.

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

Risks and Uncertainties
The COVID-19 pandemic has had global economic impacts including disrupting customer demand and global supply chains, resulting in market volatility. The extent of the recent pandemic and its ongoing impact on our operations is volatile, but is being monitored closely by our management. During portions of the first half of 2020 certain of our European factories were closed due to government actions and local conditions, and any further closures that may be imposed on us could impact our results for 2021. New variants of the virus may cause previously lifted restrictions to be reinstated, which could result in more disruptions. Incremental costs we have incurred related to COVID-19, such as personal protective equipment, increased cleaning and sanitizing of our facilities, and other such items, have not been material to date. As economies have reopened, global supply chains have struggled to keep pace with rapidly changing demand. The resulting supply constraints could appear across a variety of areas including mechanical, electrical and logistics portions of the supply chain, which could impact our ability to ship products in a timely manner. At this time, we have not identified any significant decrease in long-term customer demand for our products and services. Certain of our customers' projects and deployments have continued to shift later into 2021 and beyond.

Recently Adopted Accounting Standards

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies certain provisions of Accounting Standards Codification (ASC) 740, to reduce the complexity of accounting for income taxes. ASU 2019-12 was effective for us beginning with our interim financial reports in 2021. The adoption of this standard had no impact to our year-to-date consolidated financial position, results of operations, or cash flows and is not expected to have a material impact on full year 2021 financial results.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (ASU 2020-06). This amendment simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. We chose to early adopt ASU 2020-06 beginning January 1, 2021, due to the issuance of our convertible debt on March 9, 2021. This amendment had no retrospective changes but impacts how our newly issued convertible debt is both recognized and disclosed. ASU 2020-06 also amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available.

Recent Accounting Standards Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. ASU 2020-04 applies to contracts that reference LIBOR or another reference rate expected to be terminated because of reference rate reform. An entity may elect certain optional expedients for hedging relationships that exist as of December 31, 2022 and maintain those optional expedients through the end of the hedging relationship. ASU 2020-04 could be adopted as of March 12, 2020 or thereafter. In January 2021, the FASB issued ASU 2021-01, which further updates the scope of Topic 848. We do not currently have any contracts that have been changed to a new reference rate, but we will continue to evaluate our contracts and the effects of this standard on our consolidated financial position, results of operations, and cash flows prior to adoption.

Note 2:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2021	2020	2021	2020
Net loss available to common shareholders	$(33,123)	$(62,802)	$(20,520)	$(54,118)

Weighted average common shares outstanding - Basic	45,142	40,216	43,344	40,130
Dilutive effect of stock-based awards	—	—	—	—
Dilutive effect of convertible notes	—	—	—	—
Weighted average common shares outstanding - Diluted	45,142	40,216	43,344	40,130
Net loss per common share - Basic	$(0.73)	$(1.56)	$(0.47)	$(1.35)
Net loss per common share - Diluted	$(0.73)	$(1.56)	$(0.47)	$(1.35)

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase our common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise and the future compensation cost associated with the stock award. Approximately 0.4 million and 0.5 million stock-based awards were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2021 because they were anti-dilutive. Approximately 0.9 million and 0.8 million stock-based awards were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2020 because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Convertible Notes and Warrants
For our Convertible Notes issued in March 2021, the dilutive effect is calculated using the if-converted method. We are required, pursuant to the indenture governing our Convertible Notes, to settle the principal amount of the Convertible Notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the Convertible Notes are converted. The average closing price of our common stock for the quarter ended March 31, 2021 is used as the basis for determining the dilutive effect on EPS. The average price of our common stock for the quarter ended March 31, 2021 was less than the conversion price of $126.00, and all associated shares were anti-dilutive.

In conjunction with the issuance of the Convertible Notes, we sold warrants to purchase 3.7 million shares of Itron common stock. The warrants have a strike price of $180.00 per share. For calculating the dilutive effect of the warrants, we use the treasury stock method. With this method, we assume exercise of the warrants at the beginning of the period, or at time of issuance if later, and the issuance of common stock upon exercise. Proceeds from the exercise of the warrants are assumed to be used to repurchase shares of our stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be exercised with the warrants less the number of shares repurchased, are included in diluted weighted average common shares outstanding. For periods where the warrants strike price of $180.00 per share is greater than the average share price of Itron stock for the period, the warrants would be anti-dilutive. For the three and six months ended

June 30, 2021, the average share price was below the warrant strike price and therefore 3.7 million shares were considered anti-dilutive.

Convertible Note Hedge Transactions
In connection with the issuance of the Convertible Notes, we entered into privately negotiated call option contracts on our common stock (the Convertible Note Hedge Transactions) with certain commercial banks (the Counterparties). We paid an aggregate amount of $84.1 million for the Convertible Note Hedge Transactions. The Convertible Note Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those in the Convertible Notes, approximately 3.7 million shares of our common stock, the same number of shares initially underlying the Convertible Notes, at a strike price of approximately $126.00, subject to customary adjustments. The Convertible Note Hedge Transactions will expire upon the maturity of the Convertible Notes, subject to earlier exercise or termination. Exercise of the Convertible Note Hedge Transactions would reduce the number of shares of our common stock outstanding and therefore would be anti-dilutive.

Note 3:    Certain Balance Sheet Components

A summary of accounts receivable from contracts with customers is as follows:

Accounts receivable, net
In thousands	June 30, 2021	December 31, 2020
Trade receivables (net of allowance of $1,107 and $1,312)	$286,539	$318,269
Unbilled receivables	49,532	51,559
Total accounts receivable, net	$336,071	$369,828

Allowance for credit losses account activity	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2021	2020	2021	2020
Beginning balance	$1,136	$3,046	$1,312	$3,064
Provision for (release of) doubtful accounts, net	25	(171)	(42)	339
Accounts written-off	(63)	(796)	(142)	(1,211)
Effect of change in exchange rates	9	23	(21)	(90)
Ending balance	$1,107	$2,102	$1,107	$2,102

Inventories
In thousands	June 30, 2021	December 31, 2020
Raw materials	$117,794	$114,058
Work in process	9,385	8,094
Finished goods	52,168	60,225
Total inventories	$179,347	$182,377

Property, plant, and equipment, net
In thousands	June 30, 2021	December 31, 2020
Machinery and equipment	$335,805	$334,050
Computers and software	117,060	115,776
Buildings, furniture, and improvements	147,764	155,676
Land	12,121	14,303
Construction in progress, including purchased equipment	36,555	31,425
Total cost	649,305	651,230
Accumulated depreciation	(453,096)	(443,414)
Property, plant, and equipment, net	$196,209	$207,816

Depreciation expense	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2021	2020	2021	2020
Depreciation expense	$12,112	$13,059	$24,949	$25,925

Note 4:    Intangible Assets and Liabilities

The gross carrying amount and accumulated amortization (accretion) of our intangible assets and liabilities, other than goodwill, were as follows:

	June 30, 2021			December 31, 2020
In thousands	Gross	Accumulated (Amortization) Accretion	Net	Gross	Accumulated (Amortization) Accretion	Net
Intangible Assets
Core-developed technology	$518,587	$(498,890)	$19,697	$525,051	$(498,113)	$26,938
Customer contracts and relationships	381,112	(290,144)	90,968	383,245	(280,497)	102,748
Trademarks and trade names	79,232	(76,620)	2,612	79,716	(76,912)	2,804
Other	12,024	(11,629)	395	12,025	(11,560)	465
Total intangible assets	$990,955	$(877,283)	$113,672	$1,000,037	$(867,082)	$132,955

Intangible Liabilities
Customer contracts and relationships	$(23,900)	$22,460	$(1,440)	$(23,900)	$21,479	$(2,421)

A summary of intangible assets and liabilities activity is as follows:

	Six Months Ended June 30,
In thousands	2021	2020
Intangible assets, gross beginning balance	$1,000,037	$979,814
Intangibles disposed in sale of business	—	(18,140)
Effect of change in exchange rates	(9,082)	(9,449)
Intangible assets, gross ending balance	$990,955	$952,225

Intangible liabilities, gross beginning balance	$(23,900)	$(23,900)
Effect of change in exchange rates	—	—
Intangible liabilities, gross ending balance	$(23,900)	$(23,900)

Assumed intangible liabilities reflect the present value of the projected cash outflows for an existing contract where remaining costs are expected to exceed projected revenues.

The disposal of intangible assets was related to the sale of our Latin America business in June 2020. The net book value of these assets was $0.8 million at the disposal date. Refer to Note 17: Sale of Business for additional information on the transaction.

Estimated future annual amortization (accretion) is as follows:

Year Ending December 31,	Amortization	Accretion	Estimated Annual Amortization, net
In thousands
2021 (amount remaining at June 30, 2021)	$18,976	$(981)	$17,995
2022	27,520	(459)	27,061
2023	19,908	—	19,908
2024	15,708	—	15,708
2025	14,713	—	14,713
Thereafter	16,847	—	16,847
Total intangible assets subject to amortization (accretion)	$113,672	$(1,440)	$112,232

Note 5:    Goodwill

The following table reflects changes in the carrying amount of goodwill for the six months ended June 30, 2021:

In thousands	Device Solutions	Networked Solutions	Outcomes	Total Company
Goodwill balance at January 1, 2021	$53,214	$933,814	$144,888	$1,131,916
Effect of change in exchange rates	(353)	(7,277)	(1,131)	(8,761)
Goodwill balance at June 30, 2021	$52,861	$926,537	$143,757	$1,123,155

Note 6:    Debt

The components of our borrowings were as follows:

In thousands	June 30, 2021	December 31, 2020
Credit facility
USD denominated term loan	$31,094	$536,094
Multicurrency revolving line of credit	—	—
Senior notes	—	400,000
Convertible notes	460,000	—
Total debt	491,094	936,094
Less: current portion of debt	—	18,359
Less: unamortized prepaid debt fees - term loan	1,080	3,469
Less: unamortized prepaid debt fees - senior notes	—	11,689
Less: unamortized prepaid debt fees - convertible notes	10,980	—
Long-term debt, net	$479,034	$902,577

Credit Facility
On October 18, 2019, we amended our credit facility that was initially entered on January 5, 2018 (as amended the 2018 credit facility). The 2018 credit facility provides for committed credit facilities in the amount of $1.2 billion U.S. dollars. The 2018 credit facility consists of a $650 million U.S. dollar term loan (the term loan) and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million standby letter of credit sub-facility and a $50 million swingline sub-facility. The October 18, 2019 amendment extended the maturity date to October 18, 2024 and re-amortized the term loan based on the new balance as of the amendment date. The amendment also modified the required interest payments and made it based on total net leverage instead of total leverage. Through the third quarter of 2020, amounts not borrowed under the revolver were subject to a commitment fee, which was paid in arrears on the last day of each fiscal quarter, ranging from 0.15% to 0.25% and drawn amounts were subject to a margin ranging from 1.00% to 1.75%.

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

The 2018 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, British pounds, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2018 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of

Itron, Inc. and material U.S. domestic subsidiaries. This includes a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2018 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2018 credit facility includes debt covenants, which contain certain financial thresholds and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the 2018 credit facility at June 30, 2021.

Under the 2018 credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total net leverage ratio as defined in the credit agreement. The applicable rates per annum may be based on either: (1) the LIBOR rate or EURIBOR rate (subject to a floor of 0%), plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 0.50%, or (iii) one-month LIBOR plus 1.00%. At June 30, 2021, the interest rate for both the term loan and the revolver was 1.11%, which includes the LIBOR rate plus a margin of 1.00%.

In March 2020, we drew $400 million in U.S. dollars under the revolving line of credit within the 2018 credit facility to increase our cash position and preserve future financial flexibility, which was fully repaid as of December 31, 2020. At June 30, 2021, there was no amount outstanding under the revolver, and $65.5 million was utilized by outstanding standby letters of credit, resulting in $434.5 million available for additional borrowings or standby letters of credit. At June 30, 2021, $234.5 million was available for additional standby letters of credit under the letter of credit sub-facility, and no amounts were outstanding under the swingline sub-facility.

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

On March 9, 2021, we submitted a Notice of Redemption to the trustee to redeem all outstanding Senior Notes at a redemption price of 102.50%, in accordance with the indenture governing the Senior Notes, totaling $410.0 million. As of April 8, 2021 the Senior Notes were fully discharged, and no principal or unpaid interest remains outstanding. The 2.5%, or $10.0 million, early redemption premium and write off of $11.1 million prepaid debt fees were recognized upon redemption in the second quarter of 2021.

Convertible Notes
On March 12, 2021, we closed the sale of the Convertible Notes in a private placement to qualified institutional buyers, resulting in net proceeds to us of $448.5 million after deducting initial purchasers’ discounts of the offering. The Convertible Notes do not bear regular interest, and the principal amount does not accrete. The Convertible Notes will mature on March 15, 2026, unless earlier repurchased, redeemed, or converted in accordance with their terms. No sinking fund is provided for the Convertible Notes.

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

Debt Maturities
The amount of required minimum principal payments on our debt in aggregate over the next five years is as follows:

Year Ending December 31,	Minimum Payments
In thousands
2021 (amount remaining at June 30, 2021)	$—
2022	—
2023	—
2024	31,094
2025	—
Thereafter	460,000
Total minimum payments on debt	$491,094

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

The fair values of our derivative instruments were as follows:

		Fair Value
Derivatives Assets	Balance Sheet Location	June 30, 2021	December 31, 2020
Derivatives designated as hedging instruments under ASC 815-20		In thousands
Foreign exchange options	Other current assets	$666	$—
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	25	52
Total asset derivatives		$691	$52

Derivatives Liabilities
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other current liabilities	$—	$1,025
Interest rate swap contracts	Other long-term obligations	—	957
Cross currency swap contract	Other current liabilities	—	526
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	106	128
Total liability derivatives		$106	$2,636
The changes in accumulated other comprehensive income (loss) (AOCI), net of tax, for our derivative and nonderivative hedging instruments designated as hedging instruments, net of tax, were as follows:

In thousands	2021	2020
Net unrealized loss on hedging instruments at January 1,	$(16,001)	$(15,103)
Unrealized gain (loss) on derivative instruments	607	(1,914)
Realized (gains) losses reclassified into net income (loss)	701	(242)
Net unrealized loss on hedging instruments at June 30,	$(14,693)	$(17,259)

Reclassification of amounts related to hedging instruments are included in interest expense in the Consolidated Statements of Operations. Included in the net unrealized gain (loss) on hedging instruments at June 30, 2021 and 2020 is a loss of $14.4 million, net of tax, related to our nonderivative net investment hedge, which terminated in 2011. This loss on our net investment hedge will remain in AOCI until earnings are impacted by a sale or liquidation of the associated foreign operation.

A summary of the effect of netting arrangements on our financial position related to the offsetting of our recognized derivative assets and liabilities under master netting arrangements or similar agreements is as follows:

Offsetting of Derivative Assets	Gross Amounts of Recognized Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
In thousands		Derivative Financial Instruments	Cash Collateral Received	Net Amount
June 30, 2021	$691	$(104)	$—	$587
December 31, 2020	52	(52)	—	—

Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
In thousands		Derivative Financial Instruments	Cash Collateral Pledged	Net Amount
June 30, 2021	$106	$(104)	$—	$2
December 31, 2020	2,636	(52)	—	2,584

Our derivative assets and liabilities subject to netting arrangements include foreign exchange forward and interest rate contracts with four counterparties at June 30, 2021 and six counterparties at December 31, 2020. No derivative asset or liability balance with any of our counterparties was individually significant at June 30, 2021 or December 31, 2020. Our derivative contracts with each of these counterparties exist under agreements that provide for the net settlement of all contracts through a single payment in a single currency in the event of default. We have no pledges of cash collateral against our obligations, and we have not received pledges of cash collateral from our counterparties under the associated derivative contracts.

Cash Flow Hedges
As a result of our floating rate debt under our current credit facility, we are exposed to variability in our cash flows from changes in the applicable interest rate index. We enter into interest rate caps and swaps to reduce the variability of cash flows from increases in the LIBOR-based borrowing rates on our floating rate credit facility. These instruments do not protect us from changes to the applicable margin under our credit facility. At June 30, 2021, our LIBOR-based debt balance was $31.1 million.

In October 2015, we entered into one interest rate swap, which was effective from August 31, 2016 and expired on June 23, 2020, to convert $214 million of our LIBOR-based debt from a floating LIBOR interest rate to a fixed interest rate of 1.42% (excluding the applicable margin on the debt). The notional balance amortized to maturity at the same rate as required minimum payments on the outstanding term loan. This cash flow hedge was expected to be highly effective in achieving offsetting cash flows attributable to the hedged risk through the term of the hedge. Consequently, effective changes in the fair value of the interest rate swap were recognized as a component of other comprehensive income (loss) (OCI) and recognized in earnings when the hedged item affected earnings. The amounts paid or received on the hedge were recognized as adjustment to interest expense.

In March 2020, we entered into one interest rate swap, which was effective from June 30, 2020 to June 30, 2023, and converted $240 million of our LIBOR-based debt from a floating LIBOR interest rate to a fixed interest rate of 0.617% (excluding the applicable margin). The notional balance amortized to maturity at the same rate of originally required amortizations on our outstanding term loan. Changes in the fair value of the interest rate swap were recognized as a component of OCI and recognized in earnings when the hedged item affected earnings. The amounts paid or received on the hedge was recognized as an adjustment to interest expense along with the earnings effect of the hedged item. On March 17, 2021 following the paydown of the term loan within the 2018 credit facility, we terminated the interest rate swap, and paid a fee of $1.7 million to settle it, since the likelihood of LIBOR-based interest payments was no longer probable of occurring.

In April 2018, we entered into one cross-currency swap, which converted $56.0 million of floating LIBOR-based U.S. dollar- denominated debt into 1.38% fixed rate euro-denominated debt. This cross-currency swap matured on April 30, 2021 and mitigated the risk associated with fluctuations in currency rates impacting cash flows related to U.S. dollar-denominated debt in a euro functional currency entity. Changes in the fair value of the cross-currency swap were recognized as a component of OCI and were recognized in earnings when the hedged item affected earnings. The amounts paid or received on the hedge were recognized as an adjustment to interest expense along with the earnings effect of the hedged item.

As a result of our forecasted inventory purchases in a non-functional currency, we are exposed to foreign exchange risk. We hedge portions of these purchases. During February 2021, we entered into foreign exchange option contracts for a total notional amount of $77 million at a cost of $1.1 million. The contracts mature ratably through the year with final maturity in October 2021. Changes in the fair values of the option contracts are recognized as a component of OCI and are recognized in product cost of revenues when the hedged item affects earnings.

The before-tax effects of our accounting for derivative instruments designated as hedges on AOCI were as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative		Gain (Loss) Reclassified from AOCI into Income
			Location	Amount
In thousands	2021	2020		2021	2020
Three Months Ended June 30,
Interest rate swap contracts	$—	$(937)	Interest expense	$—	$(296)
Interest rate cap contracts	—	389	Interest expense	—	194
Foreign exchange options	(1,058)	(880)	Product cost of revenues	(8)	(161)
Cross currency swap contract	(1,744)	(898)	Interest expense	24	145
Cross currency swap contract	—	—	Other income/(expense), net	(1,598)	(714)

Six Months Ended June 30,
Interest rate swap contract	$73	$(2,516)	Interest expense	$(229)	$(193)
Interest rate swap contract	—	—	Other income/(expense), net	(1,681)	—
Interest rate cap contracts	—	782	Interest expense	—	392
Foreign exchange options	(111)	(969)	Product cost of revenues	(8)	(161)
Cross currency swap contract	669	357	Interest expense	94	450
Cross currency swap contract	—	—	Other income/(expense), net	656	(197)

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of June 30, 2021, a total of 37 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar and various other currencies, with notional amounts ranging from $98,000 to $46.1 million.

The effect of our derivative instruments not designated as hedges on the Consolidated Statements of Operations was as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Location	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
In thousands		2021	2020
Three Months Ended June 30,
Foreign exchange forward contracts	Other income (expense), net	$(494)	$(904)
Interest rate cap contracts	Interest expense	—	—

Six Months Ended June 30,
Foreign exchange forward contracts	Other income (expense), net	$(463)	$589
Interest rate cap contracts	Interest expense	—	—

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

Amounts recognized on the Consolidated Balance Sheets consist of:

In thousands	June 30, 2021	December 31, 2020
Liabilities
Current portion of pension benefit obligation in wages and benefits payable	$3,569	$3,069
Long-term portion of pension benefit obligation	116,666	119,457
Pension benefit obligation, net	$120,235	$122,526

Our asset investment strategy focuses on maintaining a portfolio using primarily insurance funds, which are accounted for as investments and measured at fair value, in order to achieve our long-term investment objectives on a risk-adjusted basis. Our general funding policy for these qualified pension plans is to contribute amounts sufficient to satisfy regulatory funding standards of the respective countries for each plan.

Net periodic pension benefit cost for our plans include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2021	2020	2021	2020
Service cost	$1,102	$1,017	$2,251	$1,993
Interest cost	349	457	701	930
Expected return on plan assets	(88)	(134)	(177)	(280)
Amortization of prior service costs	17	16	34	32
Amortization of actuarial net loss	694	453	1,389	908
Net periodic benefit cost	$2,074	$1,809	$4,198	$3,583

The components of net periodic benefit cost, other than the service cost component, are included in total other income (expense) on the Consolidated Statements of Operations.

Note 9:    Stock-Based Compensation

We grant stock-based compensation awards, including stock options, restricted stock units, phantom stock, and unrestricted stock units, under the Second Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan). In the Stock Incentive Plan, we have 12,623,538 shares of common stock reserved and authorized for issuance subject to stock splits, dividends, and other similar events, and, at June 30, 2021, 5,345,201 shares were available for grant. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied. These shares are subject to a fungible share provision such that the authorized share available for grant is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

We also periodically award phantom stock units, which are settled in cash upon vesting and accounted for as liability-based awards, with no impact to the shares available for grant.

In addition, we maintain the Employee Stock Purchase Plan (ESPP), for which 160,181 shares of common stock were available for future issuance at June 30, 2021.

ESPP activity and stock-based grants other than stock options and restricted stock units were not significant for the three and six months ended June 30, 2021 and 2020.

Stock-Based Compensation Expense
Total stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2021	2020	2021	2020
Stock options	$371	$526	$711	$993
Restricted stock units	5,511	6,367	11,442	14,176
Unrestricted stock awards	206	206	433	412
Phantom stock units	1,225	1,060	2,342	1,493
Total stock-based compensation	$7,313	$8,159	$14,928	$17,074

Related tax benefit	$1,318	$1,420	$2,681	$3,187

Stock Options
A summary of our stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2020	458	$56.38	7.0	$12,641
Granted	73	87.27			$26.72
Exercised	(47)	51.52		1,131
Outstanding, June 30, 2020	484	$61.48	7.3	$4,871

Outstanding, January 1, 2021	433	$61.95	6.9	$14,697
Granted	—				$—
Exercised	(31)	66.97		1,121
Forfeited	(6)	83.33
Outstanding, June 30, 2021	396	$61.25	6.4	$15,349

Exercisable, June 30, 2021	288	$54.75	5.6	$13,048

At June 30, 2021, total unrecognized stock-based compensation expense related to nonvested stock options was $1.7 million, which is expected to be recognized over a weighted average period of approximately 1.5 years.

The weighted average assumptions used to estimate the fair value of stock options granted and the resulting weighted average fair value are as follows:

	Six Months Ended June 30,
	2021	2020
Expected volatility	—%	31.0%
Risk-free interest rate	—%	1.4%
Expected term (years)	N/A	5.3

There were no employee stock options granted for the three and six months ended June 30, 2021, and the three months ended June 30, 2020.

Restricted Stock Units
The following table summarizes restricted stock unit activity:

In thousands, except fair value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, January 1, 2020	684
Granted	189	$85.97
Released (1)	(230)		$2,506
Forfeited	(13)
Outstanding, June 30, 2020	630

Outstanding, January 1, 2021	544	$71.79
Granted	203	98.94
Released (1)	(194)	73.35	$19,474
Forfeited	(33)	73.65
Outstanding, June 30, 2021	520	81.98

Vested but not released, June 30, 2021	10		$989
(1)     Shares released is presented as gross shares and does not reflect shares withheld by us for employee payroll tax obligations.

At June 30, 2021, total unrecognized compensation expense on restricted stock units was $36.4 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

The weighted average assumptions used to estimate the fair value of performance-based restricted stock units granted with a service and market condition and the resulting weighted average fair value are as follows:

	Six Months Ended June 30,
	2021	2020
Expected volatility	50.5%	37.6%
Risk-free interest rate	0.2%	1.5%
Expected term (years)	2.9	1.8

Weighted average fair value	$113.75	$94.28

There were no performance-based restricted stock units granted for the three months ended June 30, 2021 and 2020.

Note 10: Income Taxes

We determine the interim tax benefit (provision) by applying an estimate of the annual effective tax rate to the year-to-date pretax book income (loss) and adjusting for discrete items during the reporting period, if any. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded.

Our tax rate for the three and six months ended June 30, 2021 of 1% and (31)%, respectively, differed from the federal statutory rate of 21% primarily due to reserves recognized on deferred purchase price receivables in the second quarter related to the 2020 divestiture of the majority of our Latin American business activities. This item was recognized for tax as a discrete and resulted in no tax benefit. Other rate drivers include losses in jurisdictions for which no benefit is recognized because of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, a benefit related to stock-based compensation, and uncertain tax positions.

Our tax rate for the three and six months ended June 30, 2020 of (8)% and (30)%, respectively, differed from the federal statutory rate of 21% primarily due to a significant loss recognized in the second quarter for the divestiture of the majority of our Latin American business activities. This loss was recognized for tax as a discrete item and resulted in no tax benefit. Other rate drivers included losses in jurisdictions for which no benefit is recognized because of valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions, a benefit related to stock-based compensation, and uncertain tax positions.

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense amounts recognized were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2021	2020	2021	2020
Net interest and penalties expense	$188	$312	$(42)	$620

Accrued interest and penalties recognized were as follows:

In thousands	June 30, 2021	December 31, 2020
Accrued interest	$3,541	$3,432
Accrued penalties	1,408	1,645

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate were as follows:

In thousands	June 30, 2021	December 31, 2020
Unrecognized tax benefits related to uncertain tax positions	$135,400	$135,910
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	134,257	134,473

At June 30, 2021, we are under examination by certain tax authorities. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or cash flows.

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

The CARES Act also provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 outbreak and options to defer payroll tax payments. The Company has elected to defer remittances of payroll and other taxes into the future as provided for under the Act.

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

Our available lines of credit, outstanding standby LOCs, and bonds were as follows:

In thousands	June 30, 2021	December 31, 2020
Credit facility
Multicurrency revolving line of credit	$500,000	$500,000
Standby LOCs issued and outstanding	(65,471)	(64,948)
Net available for additional borrowings under the multicurrency revolving line of credit	$434,529	$435,052

Net available for additional standby LOCs under sub-facility	$234,529	$235,052

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$97,013	$99,201
Standby LOCs issued and outstanding	(24,660)	(24,966)
Short-term borrowings	(7,354)	—
Net available for additional borrowings and LOCs	$64,999	$74,235

Unsecured surety bonds in force	$146,525	$162,912

In the event any such standby LOC or bond is called, we would be obligated to reimburse the issuer of the standby LOC or bond; however, as of August 5, 2021, we do not believe that any outstanding LOC or bond will be called.

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

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2021	2020	2021	2020
Beginning balance	$39,334	$48,719	$41,390	$53,242
New product warranties	900	1,000	1,686	2,070
Other adjustments and expirations, net	(683)	3,100	1,606	3,793
Claims activity	(3,515)	(8,365)	(7,884)	(14,305)
Effect of change in exchange rates	174	303	(588)	(43)
Ending balance	36,210	44,757	36,210	44,757
Less: current portion of warranty	20,299	33,039	20,299	33,039
Long-term warranty	$15,911	$11,718	$15,911	$11,718

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to insurance and supplier recoveries, other changes and adjustments to warranties, and customer claims. Warranty expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2021	2020	2021	2020
Total warranty expense	$217	$4,130	$3,292	$5,893

Warranty expense decreased during the quarter ended June 30, 2021 compared with the same period in 2020. The lower costs in 2021 are primarily the result of incremental specific reserves recognized in 2020, including $2.0 million for electric and water products in Europe, Middle East, and Africa (EMEA) Device Solutions and $0.7 million for electric products in North America (NAM) Networked Solutions.

Note 12:    Restructuring

2020 Projects
In September 2020, our Board of Directors approved a restructuring plan (the 2020 Projects), which includes activities that continue our efforts to optimize our global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects are scheduled to be substantially complete by the end of 2022. The largest component of expected remaining costs to be recognized is related to a non-cash cumulative translation adjustment charge. Many of the affected employees are represented by unions or works councils, which require consultation, and potential restructuring projects may be subject to regulatory approval, both of which could impact the timing of charges, total expected charges, cost recognized, and planned savings in certain jurisdictions.

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2020 Projects were as follows:

In thousands	Total Expected Costs at June 30, 2021	Costs Recognized in Prior Periods	Costs Recognized During the Six Months Ended June 30, 2021	Expected Remaining Costs to be Recognized at June 30, 2021
Employee severance costs	$31,260	$36,225	$(4,965)	$—
Asset impairments & net loss (gain) on sale or disposal	6,861	6,944	(83)	—
Other restructuring costs	17,505	63	1,568	15,874
Total	$55,626	$43,232	$(3,480)	$15,874

2018 Projects
In February 2018, our Board of Directors approved a restructuring plan (the 2018 Projects) to continue our efforts to optimize our global supply chain and manufacturing operations, research and development, and sales and marketing organizations. Actions under the 2018 Projects were substantially completed as of the end of 2020.

During the second quarter of 2021, we incurred additional legal costs related to a facility closure, partially offset by reduced severance costs.

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2018 Projects were as follows:

In thousands	Total Expected Costs at June 30, 2021	Costs Recognized in Prior Periods	Costs Recognized During the Six Months Ended June 30, 2021	Expected Remaining Costs to be Recognized at June 30, 2021
Employee severance costs	$60,732	$63,173	$(2,441)	$—
Asset impairments & net loss (gain) on sale or disposal	3,747	2,786	961	—
Other restructuring costs	19,889	15,217	3,172	1,500
Total	$84,368	$81,176	$1,692	$1,500

The following table summarizes the activity within the restructuring-related balance sheet accounts for the 2020 Projects and 2018 Projects during the six months ended June 30, 2021:

In thousands	Accrued Employee Severance	Asset Impairments & Net Loss (Gain) on Sale or Disposal	Other Accrued Costs	Total
Beginning balance, January 1, 2021	$70,005	$—	$2,621	$72,626
Costs charged to expense	(7,406)	878	4,740	(1,788)
Cash payments	(11,569)	—	(3,088)	(14,657)
Cash receipts	—	2,007	—	2,007
Net assets disposed and impaired	—	(2,885)	—	(2,885)
Effect of change in exchange rates	(1,465)	—	(12)	(1,477)
Ending balance, June 30, 2021	$49,565	$—	$4,261	$53,826

Asset impairments are determined at the asset group level. Revenues and net operating income from the activities we have exited or will exit under the restructuring projects are not material to our operating segments or consolidated results.

Other restructuring costs include expenses for employee relocation, professional fees associated with employee severance, costs to exit the facilities once the operations in those facilities have ceased, and other costs associated with the liquidation of any affected legal entities. Costs associated with restructuring activities are generally presented in the Consolidated Statements of Operations as restructuring, except for certain costs associated with inventory write-downs, which are classified within cost of revenues, and accelerated depreciation expense, which is recognized according to the use of the asset. Restructuring expense is part of the Corporate unallocated segment and does not impact the results of our operating segments.

The current portions of restructuring liabilities were $26.5 million and $31.7 million as of June 30, 2021 and December 31, 2020 and are classified within other current liabilities on the Consolidated Balance Sheets. The long-term portions of restructuring liabilities were $27.3 million and $40.9 million as of June 30, 2021 and December 31, 2020. The long-term portions of restructuring liabilities are classified within other long-term obligations on the Consolidated Balance Sheet and includes severance accruals and facility exit costs.

Note 13:    Shareholders' Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock would be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at June 30, 2021 or December 31, 2020.

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

Accumulated Other Comprehensive Income (Loss)
The changes in the components of AOCI, net of tax, were as follows:

In thousands	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Benefit Obligation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2020	$(157,999)	$(723)	$(14,380)	$(31,570)	$(204,672)
OCI before reclassifications	(14,135)	(1,914)	—	83	(15,966)
Amounts reclassified from AOCI	52,088	(242)	—	965	52,811
Total other comprehensive income (loss)	37,953	(2,156)	—	1,048	36,845
Balances at June 30, 2020	$(120,046)	$(2,879)	$(14,380)	$(30,522)	$(167,827)

Balances at January 1, 2021	$(84,843)	$(1,621)	$(14,380)	$(37,682)	$(138,526)
OCI before reclassifications	(9,354)	607	—	—	(8,747)
Amounts reclassified from AOCI	—	701	—	1,400	2,101
Total other comprehensive income (loss)	(9,354)	1,308	—	1,400	(6,646)
Balances at June 30, 2021	$(94,197)	$(313)	$(14,380)	$(36,282)	$(145,172)

The before-tax, income tax (provision) benefit, and net-of-tax amounts related to each component of OCI were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2021	2020	2021	2020
Before-tax amount
Foreign currency translation adjustment	$5,811	$10,685	$(9,114)	$(15,908)
Foreign currency translation adjustment reclassified to net income (loss) on sale of business	—	52,088	—	52,088
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	(2,802)	(2,331)	625	(2,341)
Net hedging (gain) loss reclassified to net income (loss)	1,582	832	1,168	(291)
Net unrealized gain (loss) on defined benefit plans	—	(457)	—	81
Net defined benefit plan (gain) loss reclassified to net income (loss)	711	469	1,423	940
Total other comprehensive income (loss), before tax	$5,302	$61,286	$(5,898)	$34,569

Tax (provision) benefit
Foreign currency translation adjustment	$(153)	$625	$(240)	$1,773
Foreign currency translation adjustment reclassified to net income (loss) on sale of business	—	—	—	—
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	—	135	(18)	427
Net hedging (gain) loss reclassified to net income (loss)	—	(25)	(467)	49
Net unrealized gain (loss) on defined benefit plans	—	6	—	2
Net defined benefit plan (gain) loss reclassified to net income (loss)	(12)	29	(23)	25
Total other comprehensive income (loss) tax (provision) benefit	$(165)	$770	$(748)	$2,276

Net-of-tax amount
Foreign currency translation adjustment	$5,658	$11,310	$(9,354)	$(14,135)
Foreign currency translation adjustment reclassified to net income (loss) on sale of business	—	52,088	—	52,088
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	(2,802)	(2,196)	607	(1,914)
Net hedging (gain) loss reclassified to net income (loss)	1,582	807	701	(242)
Net unrealized gain (loss) on defined benefit plans	—	(451)	—	83
Net defined benefit plan (gain) loss reclassified to net income (loss)	699	498	1,400	965
Total other comprehensive income (loss), net of tax	$5,137	$62,056	$(6,646)	$36,845

Note 14:    Fair Value of Financial Instruments

The fair values at June 30, 2021 and December 31, 2020 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	June 30, 2021		December 31, 2020
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit facility
USD denominated term loan	$30,014	$30,195	$532,625	$520,347
Multicurrency revolving line of credit	—	—	—	—
Senior notes	—	—	388,311	410,000
Convertible notes	449,020	476,698	—	—

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

Revenues, gross profit, and operating income associated with our operating segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2021	2020	2021	2020
Product revenues
Device Solutions	$160,647	$126,950	$330,978	$327,118
Networked Solutions	235,167	300,351	493,870	615,788
Outcomes	15,905	11,684	29,675	24,216
Total Company	$411,719	$438,985	$854,523	$967,122

Service revenues
Device Solutions	$2,320	$2,215	$4,770	$4,326
Networked Solutions	29,891	24,129	59,502	49,537
Outcomes	45,482	44,265	90,191	87,024
Total Company	$77,693	$70,609	$154,463	$140,887

Total revenues
Device Solutions	$162,967	$129,165	$335,748	$331,444
Networked Solutions	265,058	324,480	553,372	665,325
Outcomes	61,387	55,949	119,866	111,240
Total Company	$489,412	$509,594	$1,008,986	$1,108,009

Gross profit
Device Solutions	$30,452	$11,948	$62,748	$44,315
Networked Solutions	95,953	108,323	208,712	230,073
Outcomes	23,470	18,246	45,459	35,695
Total Company	$149,875	$138,517	$316,919	$310,083

Operating income (loss)
Device Solutions	$19,988	$(1,120)	$41,689	$17,078
Networked Solutions	64,630	77,382	143,921	166,062
Outcomes	12,537	9,226	22,873	17,424
Corporate unallocated	(104,087)	(130,875)	(184,475)	(219,581)
Total Company	(6,932)	(45,387)	24,008	(19,017)
Total other income (expense)	(25,729)	(12,299)	(38,428)	(21,957)
Loss before income taxes	$(32,661)	$(57,686)	$(14,420)	$(40,974)

For the three and six months ended June 30, 2021, no customer represented more than 10% of total company revenue. During the three and six months ended June 30, 2020, one customer represented 13% and 12% of total company revenues.

Revenues by region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2021	2020	2021	2020
United States and Canada	$308,673	$369,862	$634,209	$755,187
Europe, Middle East, and Africa	150,851	107,799	311,220	274,783
Asia Pacific and Latin America(1)	29,888	31,933	63,557	78,039
Total Company	$489,412	$509,594	$1,008,986	$1,108,009
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

Depreciation expense is allocated to the operating segments based upon each segment's use of the assets. All amortization expense is recognized within Corporate unallocated. Depreciation and amortization of intangible assets expense associated with our operating segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2021	2020	2021	2020
Device Solutions	$5,609	$6,062	$11,797	$12,497
Networked Solutions	4,252	4,333	8,527	8,070
Outcomes	1,129	1,412	2,363	2,805
Corporate unallocated	10,119	12,392	20,232	24,858
Total Company	$21,109	$24,199	$42,919	$48,230

Note 16: Revenues

A summary of significant net changes in the contract assets and the contract liabilities balances during the period is as follows:

In thousands	Contract Liabilities, Less Contract Assets
Beginning balance, January 1, 2021	$98,388
Revenues recognized from beginning contract liability	(78,600)
Cumulative catch-up adjustments	10,169
Increases due to amounts collected or due	161,728
Revenues recognized from current period increases	(59,962)
Other	(141)
Ending balance, June 30, 2021	$131,582

On January 1, 2021, total contract assets were $49.8 million and total contract liabilities were $148.2 million. On June 30, 2021, total contract assets were $33.2 million and total contract liabilities were $164.8 million. The contract assets primarily relate to contracts that include a retention clause and allocations related to contracts with multiple performance obligations. The contract liabilities primarily relate to deferred revenue, such as extended warranty and maintenance cost. The cumulative catch-up adjustments relate to contract modifications, measure-of-progress changes, and changes in the estimate of the transaction price.

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

Total transaction price allocated to remaining performance obligations related to contracts is approximately $1.2 billion for the next twelve months and approximately $1.6 billion for periods longer than 12 months. The total remaining performance obligations consist of product and service components. The service component relates primarily to maintenance agreements for which customers pay a full year's maintenance in advance, and service revenues are generally recognized over the service period. Total transaction price allocated to remaining performance obligations also includes our extended warranty contracts, for which revenue is recognized over the warranty period, and hardware, which is recognized as units are delivered. The estimate of when remaining performance obligations will be recognized requires significant judgment.

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

The total sales price of $35.0 million included deferred payments of $21.1 million for working capital, which was to be paid in full by December 31, 2020, as evidenced by a promissory note, and the remainder in cash ($4.5 million) and other deferred consideration.

In January 2021, we agreed to extend the payment terms on the remaining outstanding working capital balance of $18.4 million. Accell had agreed to make monthly payments, including interest, through September 2022, under which we received full payments for January through March and partial payments in April and May (totaling $3.8 million including $0.7 million in interest). In July 2021, we received a revised payment plan for the remaining working capital note receivable, as well as the other deferred transaction receivables. Based on Accell's failure to make timely payments, continued requests to defer payments significantly beyond the original maturity of the working capital note, and the negative impact of the COVID-19 pandemic on the Latin American markets, we determined to fully reserve the working capital and other deferred receivables, recognizing an additional loss on sale of business for the three and six months ended June 30, 2021 of $24.7 million and $26.1 million.

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

Refer to the Non-GAAP Measures section below on pages 47-49 for information about these non-GAAP measures and the detailed reconciliation of items that impacted free cash flow, non-GAAP operating expense, non-GAAP operating income, non-GAAP net income, adjusted EBITDA, and non-GAAP diluted EPS in the presented periods.

Total Company Highlights

Highlights and significant developments for the three months ended June 30, 2021 compared with the three months ended June 30, 2020
•Revenues were $489.4 million compared with $509.6 million in 2020, a decrease of $20.2 million, or 4%
•Gross margin was 30.6%, compared with 27.2% in 2020
•Operating expenses decreased $27.1 million, or 15%, compared with 2020
•Net loss attributable to Itron, Inc. was $33.1 million compared with net loss of $62.8 million in 2020
•GAAP diluted EPS increased by $0.83 to a diluted loss per share of $0.73 in 2021
•Non-GAAP net income attributable to Itron, Inc. was $12.6 million compared with $1.3 million in 2020
•Non-GAAP diluted EPS was $0.28, an increase of $0.25 compared with 2020
•Adjusted EBITDA was $36.1 million compared with $31.2 million in 2020
•Total backlog was $3.5 billion and twelve-month backlog was $1.4 billion at June 30, 2021, compared with $2.9 billion and $1.3 billion at June 30, 2020

Highlights and significant developments for the six months ended June 30, 2021 compared with the six months ended June 30, 2020
•Revenues were $1.0 billion compared with $1.1 billion in 2020, a decrease of $99.0 million, or 9%
•Gross margin was 31.4% compared with 28.0% in 2020
•Operating expenses decreased $36.2 million, or 11%, compared with 2020
•Net loss attributable to Itron, Inc. was $20.5 million, compared with net loss of $54.1 million in 2020
•GAAP diluted EPS increased by $0.88 to a diluted loss per share of $0.47 in 2021
•Non-GAAP net income attributable to Itron, Inc. was $34.6 million compared with $24.3 million in 2020
•Non-GAAP diluted EPS was $0.79, an increase of $0.19 compared with 2020
•Adjusted EBITDA was $85.9 million compared with $83.2 million in 2020

Senior Notes Redemption
On March 9, 2021, we submitted a Notice of Redemption to the trustee to redeem all outstanding Senior Notes at a redemption price of 102.50%, in accordance with the indenture governing the Senior Notes, totaling $410.0 million. As of April 8, 2021 the Senior Notes were fully discharged, and no principal or unpaid interest remains outstanding. The 2.5%, or $10.0 million, early redemption premium and write off of $11.1 million prepaid debt fees were recognized upon redemption in the second quarter of 2021. See Item 1: Financial Statements (Unaudited), Note 6: Debt, included in this Quarterly Report on Form 10-Q, for further details of the redemption.

Reserve on Receivables from Sale of Business
On June 25, 2020, we closed on the sale of five subsidiaries comprising our manufacturing and sales operations in Latin America to buyers led by Instalación Profesional y Tecnologías del Centro S.A. de C.V., a Mexican company doing business as Accell in Brazil (Accell), through the execution of various definitive stock purchase agreements. The sale of these Latin America-based operations is part of our continued strategy to improve profitability and focus on growing our Networked Solutions and Outcomes businesses in Latin America and throughout the world. We retained the intellectual property rights to our products sold in Latin America. As part of the transaction, we entered into an intellectual property license agreement whereby Accell pays a royalty on certain products manufactured by Accell using licensed Company intellectual property. In addition, Accell serves as the exclusive distributor for our Device Solutions, Networked Solutions, and Outcomes product and service offerings in Latin America. The total sales price of $35.0 million included deferred payments of $21.1 million for working capital, which was to be paid in full by December 31, 2020, as evidenced by a promissory note, and the remainder in cash ($4.5 million) and other deferred consideration.

In January 2021, we agreed to extend the payment terms on the remaining outstanding working capital balance of $18.4 million. Accell had agreed to make monthly payments, including interest, through September 2022, under which we received full payments for January through March and partial payments in April and May (totaling $3.8 million including $0.7 million in interest). In July 2021, we received a revised payment plan for the remaining working capital note receivable, as well as the other deferred transaction receivables. Based on Accell's failure to make timely payments, continued requests to defer payments significantly beyond the original maturity of the working capital note, and the negative impact of the COVID-19 pandemic on the Latin American markets, we determined to fully reserve the working capital and other deferred receivables, recognizing an additional loss on sale of business for the three and six months ended June 30, 2021 of $24.7 million and $26.1 million.

Outlook for 2021 due to COVID-19
The COVID-19 pandemic has had global economic impacts including disrupting customer demand and global supply chains, resulting in market volatility. The extent of the recent pandemic and its ongoing impact on our operations is volatile, but is being monitored closely by our management. During portions of the first half of 2020 certain of our European factories were closed due to government actions and local conditions, and any further closures that may be imposed on us could impact our results for 2021. New variants of the virus may cause previously lifted restrictions to be reinstated, which could result in more disruptions. Incremental costs we have incurred related to COVID-19, such as personal protective equipment, increased cleaning and sanitizing of our facilities, and other such items, have not been material to date. As economies have reopened, global supply chains have struggled to keep pace with rapidly changing demand. The resulting supply constraints could appear across a variety of areas including mechanical, electrical and logistics portions of the supply chain, which could impact our ability to ship products in a timely manner. At this time, we have not identified any significant decrease in long-term customer demand for our products and services. Certain of our customers' projects and deployments have continued to shift later into 2021 and beyond. For more information on risks associated with the COVID-19 pandemic, please see our risk in Part I, Item 1A, Risk Factors in our 2020 Annual Report.

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

Total Company GAAP and Non-GAAP Highlights and Unit Shipments:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands, except margin and per share data	2021	2020	% Change	2021	2020	% Change
GAAP
Revenues
Product revenues	$411,719	$438,985	(6)%	$854,523	$967,122	(12)%
Service revenues	77,693	70,609	10%	154,463	140,887	10%
Total revenues	489,412	509,594	(4)%	1,008,986	1,108,009	(9)%

Gross profit	149,875	138,517	8%	316,919	310,083	2%
Operating expenses	156,807	183,904	(15)%	292,911	329,100	(11)%
Operating income (loss)	(6,932)	(45,387)	(85)%	24,008	(19,017)	NM
Other income (expense)	(25,729)	(12,299)	109%	(38,428)	(21,957)	75%
Income tax benefit (provision)	216	(4,801)	NM	(4,445)	(12,351)	(64)%
Net loss attributable to Itron, Inc.	(33,123)	(62,802)	(47)%	(20,520)	(54,118)	(62)%

Non-GAAP(1)
Non-GAAP operating expenses	$123,016	$118,187	4%	$251,112	$251,234	—%
Non-GAAP operating income	26,859	20,330	32%	65,807	58,849	12%
Non-GAAP net income attributable to Itron, Inc.	12,644	1,326	NM	34,591	24,295	42%
Adjusted EBITDA	36,136	31,201	16%	85,859	83,174	3%

GAAP Margins and Earnings Per Share
Gross margin
Product gross margin	28.3%	25.0%		29.5%	26.2%
Service gross margin	42.8%	40.8%		42.2%	40.4%
Total gross margin	30.6%	27.2%		31.4%	28.0%

Operating margin	(1.4)%	(8.9)%		2.4%	(1.7)%
Net loss per common share - Basic	$(0.73)	$(1.56)		$(0.47)	$(1.35)
Net loss per common share - Diluted	$(0.73)	$(1.56)		$(0.47)	$(1.35)

Non-GAAP Earnings Per Share(1)
Non-GAAP diluted EPS	$0.28	$0.03		$0.79	$0.60
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

A summary of our endpoints under management is as follows:

	June 30,
Units in thousands	2021	2020
Endpoints under management	78,208	70,501

Results of Operations

Revenues and Gross Margin

The actual results of and effects of changes in foreign currency exchange rates on revenues and gross profit were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended June 30,
In thousands	2021	2020
Total Company
Revenues	$489,412	$509,594	$15,606	$(35,788)	$(20,182)
Gross profit	149,875	138,517	1,115	10,243	11,358

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Six Months Ended June 30,
In thousands	2021	2020
Total Company
Revenues	$1,008,986	$1,108,009	$33,298	$(132,321)	$(99,023)
Gross profit	316,919	310,083	4,127	2,709	6,836

Revenues - Three months ended June 30, 2021 vs. Three months ended June 30, 2020
Total revenues decreased $20.2 million, or 4%, in the current 2021 quarter, compared with the same period in 2020. We have been unfavorably impacted by global component constraints, which limited our ability to fulfill customer demand. Component constraints and COVID-19 driven customer project timing played significant roles in the lower year-over-year results. Product revenues decreased by $27.3 million, while service revenues increased $7.1 million. Device Solutions increased by $33.8 million; Networked Solution decreased by $59.4 million; and Outcomes increased by $5.4 million when compared with the same period last year. Changes in exchange rates favorably impacted total revenues in the 2020 period by $15.6 million, of which $9.8 million favorably impacted Device Solutions.

Revenues - Six months ended June 30, 2021 vs. Six Months Ended June 30, 2020
Total revenues decreased $99.0 million, or 9%, for the first six months of 2021, compared with the same period in 2020. We have been unfavorably impacted by timing of customer projects and shipments that continue to be impacted by COVD-19. Lower year-over-year results reflected continued COVID-19 impacts in addition to global component constraints, which limited our ability to fulfill customer demand. Product revenues decreased by $112.6 million, while service revenues increased by $13.6 million. Device Solutions increased by $4.3 million; Networked Solutions decreased by $112.0 million; and Outcomes increased by $8.6 million when compared with the same period last year. Changes in exchange rates favorably impacted total revenues by $33.3 million, of which $23.2 million favorably impacted Device Solutions.

Gross Margin - Three months ended June 30, 2021 vs. Three months ended June 30, 2020
Gross margin in the current 2021 quarter was 30.6%, compared with 27.2% in 2020. We were favorably impacted by product and solution mix and manufacturing efficiencies in 2021 compared with 2020, which was more unfavorably impacted by COVID-19. Product sales gross margin increased to 28.3% for the quarter in 2021, compared with 25.0% in 2020. Gross margin on service revenues increased to 42.8% in 2021, compared with 40.8% in 2020.

Gross Margin - Six months ended June 30, 2021 vs. Six Months Ended June 30, 2020
Gross margin for the current year was 31.4%, compared with 28.0% in 2020. We were favorably impacted by product and solution mix and operating efficiencies in 2021 compared with 2020, which was more unfavorably impacted by COVID-19. Product sales gross margin increased to 29.5% in the 2021 period, compared with 26.2% in 2020, and gross margin on service revenues increased to 42.2%, compared with 40.4% in 2020.

Refer to Operating Segment Results section below for further detail on total company revenues and gross margin.

Operating Expenses

The actual results of and effects of changes in foreign currency exchange rates on operating expenses were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended June 30,
In thousands	2021	2020
Total Company
Sales, general and administrative	$74,144	$69,538	$2,871	$1,735	$4,606
Research and development	48,763	48,994	825	(1,056)	(231)
Amortization of intangible assets	8,997	11,140	188	(2,331)	(2,143)
Restructuring	192	(2,683)	(220)	3,095	2,875
Loss on sale of business	24,711	56,915	3,661	(35,865)	(32,204)
Total operating expenses	$156,807	$183,904	$7,325	$(34,422)	$(27,097)

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Six Months Ended June 30,
In thousands	2021	2020
Total Company
Sales, general and administrative	$150,136	$150,036	$5,698	$(5,598)	$100
Research and development	100,490	102,775	1,774	(4,059)	(2,285)
Amortization of intangible assets	17,970	22,305	338	(4,673)	(4,335)
Restructuring	(1,788)	(2,931)	(247)	1,390	1,143
Loss on sale of business	26,103	56,915	3,661	(34,473)	(30,812)
Total operating expenses	$292,911	$329,100	$11,224	$(47,413)	$(36,189)

Operating expenses decreased $27.1 million for the second quarter of 2021 as compared with the same period in 2020. This was primarily the result of a reduction of $32.2 million in the charges related to the loss on sale of business and a decrease of $2.1 million in amortization of intangible assets. The overall decrease was partially offset by a $4.4 million increase in labor costs and $2.9 million increase in restructuring.

Operating expenses decreased $36.2 million for the six months ended June 30, 2021 as compared with the same period in 2020. This was primarily the result of decreases of $30.8 million related to the sale of business, $3.9 million in travel expense, $1.8 million in facility costs, $4.3 million in amortization of intangible assets, and $2.1 million in acquisition and integration expenses classified within sales, general and administrative. The overall decrease was partially offset by increases of $1.1 million in restructuring, $5.0 million in labor costs, and $3.3 million in information technology expense.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
In thousands	2021	2020		2021	2020
Interest income	$432	$1,258	(66)%	$974	$1,811	(46)%
Interest expense	(1,265)	(10,678)	(88)%	(9,045)	(20,948)	(57)%
Amortization of prepaid debt fees	(12,739)	(1,006)	NM	(15,434)	(2,013)	NM
Other income (expense), net	(12,157)	(1,873)	NM	(14,923)	(807)	NM
Total other income (expense)	$(25,729)	$(12,299)	109%	$(38,428)	$(21,957)	75%

Total other income (expense) for the three and six months ended June 30, 2021 was a net expense of $25.7 million and $38.4 million, compared with net expense of $12.3 million and $22.0 million in the same period in 2020.

The higher total expense for the three months ended June 30, 2021, as compared with the same period in 2020, was primarily driven by $11.1 million write-off of prepaid debt fees associated with the repayment of senior subordinated notes during the second quarter of 2021 and $10.0 million related to the extinguishment of debt in other income (expense), net. The increase was partially offset by a decrease of $4.6 million in interest expense for the senior subordinated notes, $2.6 million in interest expense for the term loan, and $1.9 million in interest expense for the revolving credit.

The higher total expense for the six months ended June 30, 2021, as compared with the same period in 2020, was primarily driven by $11.1 million write-off of prepaid debt fees associated with the repayment of senior subordinated notes during the second quarter of 2021, $2.3 million in higher debt fee amortization, and $11.7 million related to the extinguishment of debt in other income (expense), net. The increase was partially offset by a decrease of $5.1 million in interest expense for the term loan, $4.6 million in interest expense for the senior subordinated notes, and $2.1 million in interest expense for the revolving credit.

Income Tax Provision

For the three and six months ended June 30, 2021, our income tax expense (benefit) was $(0.2) million and $4.4 million, respectively, compared with income tax expense of $4.8 million and $12.4 million for the same period in 2020. Our tax rate for the three and six months ended June 30, 2021 of 1% and (31)%, differed from the federal statutory rate of 21% primarily due to reserves on deferred sales price receivables recognized in the second quarter related to the 2020 divestiture of the majority of our Latin American business activities. This item was recognized for tax as a discrete and resulted in no tax benefit. Other rate drivers include losses in jurisdictions for which no benefit is recognized because of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, a benefit related to stock-based compensation, and uncertain tax positions. Our tax rate for the three and six months ended June 30, 2020 of (8)% and (30)% differed from the federal statutory rate of 21% primarily due to a significant loss recognized in the second quarter for the divestiture of the majority of our Latin American business activities. This loss was recognized for tax as a discrete item and resulted in no tax benefit. Other rate drivers include losses in jurisdictions for which no benefit is recognized because of valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions, a benefit related to stock-based compensation, and uncertain tax positions.

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

Operating Segment Results

For a description of our operating segments, refer to Item 1: Financial Statements (Unaudited), Note 15: Segment Information included in this Quarterly Report on Form 10-Q. The following tables and discussion highlight significant changes in trends or components of each operating segment:

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands	2021	2020	% Change		2021	2020	% Change
Segment revenues
Device Solutions	$162,967	$129,165	26%		$335,748	$331,444	1%
Networked Solutions	265,058	324,480	(18)%		553,372	665,325	(17)%
Outcomes	61,387	55,949	10%		119,866	111,240	8%
Total revenues	$489,412	$509,594	(4)%		$1,008,986	$1,108,009	(9)%

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
In thousands	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment gross profit and margin
Device Solutions	$30,452	18.7%	$11,948	9.3%	$62,748	18.7%	$44,315	13.4%
Networked Solutions	95,953	36.2%	108,323	33.4%	208,712	37.7%	230,073	34.6%
Outcomes	23,470	38.2%	18,246	32.6%	45,459	37.9%	35,695	32.1%
Total gross profit and margin	$149,875	30.6%	$138,517	27.2%	$316,919	31.4%	$310,083	28.0%

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands	2021	2020	% Change		2021	2020	% Change
Segment operating expenses
Device Solutions	$10,464	$13,068	(20)%		$21,059	$27,237	(23)%
Networked Solutions	31,323	30,941	1%		64,791	64,011	1%
Outcomes	10,933	9,020	21%		22,586	18,271	24%
Corporate unallocated	104,087	130,875	(20)%		184,475	219,581	(16)%
Total operating expenses	$156,807	$183,904	(15)%		$292,911	$329,100	(11)%

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
In thousands	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment operating income (loss) and operating margin
Device Solutions	$19,988	12.3%	$(1,120)	(0.9)%	$41,689	12.4%	$17,078	5.2%
Networked Solutions	64,630	24.4%	77,382	23.8%	143,921	26.0%	166,062	25.0%
Outcomes	12,537	20.4%	9,226	16.5%	22,873	19.1%	17,424	15.7%
Corporate unallocated	(104,087)	NM	(130,875)	NM	(184,475)	NM	(219,581)	NM
Total operating income (loss) and operating margin	$(6,932)	(1.4)%	$(45,387)	(8.9)%	$24,008	2.4%	$(19,017)	(1.7)%

Device Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Device Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended June 30,
In thousands	2021	2020
Device Solutions Segment
Revenues	$162,967	$129,165	$9,801	$24,001	$33,802
Gross profit	30,452	11,948	226	18,278	18,504
Operating expenses	10,464	13,068	321	(2,925)	(2,604)

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Six Months Ended June 30,
In thousands	2021	2020
Device Solutions Segment
Revenues	$335,748	$331,444	$23,226	$(18,922)	$4,304
Gross profit	62,748	44,315	1,842	16,591	18,433
Operating expenses	21,059	27,237	679	(6,857)	(6,178)

Revenues - Three months ended June 30, 2021 vs. Three months ended June 30, 2020
Revenues increased $33.8 million, or 26%. Changes in foreign currency exchange rates favorably impacted revenues by $9.8 million. Revenue was favorably impacted by increased shipments in Europe, Middle East, and Africa (EMEA) in 2021 compared with 2020 primarily due to the COVID-19 related impacts in 2020. The three months ended June 30, 2021 was impacted by global component shortages, which limited our ability to ship all of our customer demand. Revenue also decreased $7.8 million due to lower shipments to the Latin America region.

Revenues - Six months ended June 30, 2021 vs. Six months ended June 30, 2020
Revenues increased $4.3 million, or 1%, for the first six months of 2021 compared with the same period in 2020. Changes in foreign currency exchange rates favorably impacted revenues by $23.2 million. The first six months of 2021 was impacted by global component shortages, which limited our ability to ship all of our customer demand. Revenue decreased $17.0 million due to lower shipments to the Latin America region.

Gross Margin - Three months ended June 30, 2021 vs. Three months ended June 30, 2020
For the three months ended June 30, 2021, gross margin was 18.7%, compared with 9.3% for the same period in 2020. The 940 basis point increase over the prior year was primarily due to favorable product mix and reduced manufacturing inefficiencies related to COVID-19 compared with the second quarter of 2020.

Gross Margin - Six months ended June 30, 2021 vs. Six months ended June 30, 2020
For the six months ended June 30, 2021, gross margin was 18.7%, compared with 13.4% for the same period in 2020. The 530 basis point increase over the prior year was primarily due to favorable product mix and reduced manufacturing inefficiencies related to COVID-19 compared with the same period in 2020.

Operating Expenses - Three months ended June 30, 2021 vs. Three months ended June 30, 2020
Operating expenses decreased $2.6 million, or 20%, compared with 2020. The decrease was primarily related to $2.7 million decrease in research and development costs.

Operating Expenses - Six months ended June 30, 2021 vs. Six months ended June 30, 2020
Operating expenses decreased $6.2 million, or 23%, for the first six months of 2021 compared with the same period in 2020. The decrease was primarily a result of lower research and development costs.

Networked Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Networked Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended June 30,
In thousands	2021	2020
Networked Solutions Segment
Revenues	$265,058	$324,480	$3,848	$(63,270)	$(59,422)
Gross profit	95,953	108,323	108	(12,478)	(12,370)
Operating expenses	31,323	30,941	120	262	382

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Six Months Ended June 30,
In thousands	2021	2020
Networked Solutions Segment
Revenues	$553,372	$665,325	$6,811	$(118,764)	$(111,953)
Gross profit	208,712	230,073	1,054	(22,415)	(21,361)
Operating expenses	64,791	64,011	204	576	780

Revenues - Three months ended June 30, 2021 vs. Three months ended June 30, 2020
Revenues decreased $59.4 million, or 18%, in 2021 compared with 2020. The change was primarily due to the timing of customer projects and global component shortages, which limited our ability to ship all of our customer demand. Lower product revenue of $65.2 million was partially offset by higher maintenance service revenue of $5.7 million.

Revenues - Six months ended June 30, 2021 vs. Six months ended June 30, 2020
Revenues decreased $112.0 million, or 17%, for the first six months of 2021 compared with the same period in 2020. The change was primarily due to the timing of customer projects, global component shortages, which limited our ability to ship all of our customer demand and the impact of COVID-19 on new deployments. Lower product revenue of $121.9 million was partially offset by higher maintenance service revenue of $9.9 million.

Gross Margin - Three months ended June 30, 2021 vs. Three months ended June 30, 2020
Gross margin increased to 36.2% for the period ending June 30, 2021, compared with 33.4% in 2020. The 280 basis point increase was primarily driven by favorable product mix and reduced manufacturing inefficiencies related to COVID-19.

Gross Margin - Six months ended June 30, 2021 vs. Six months ended June 30, 2020
Gross margin increased to 37.7% for the 2021 period, compared with 34.6% in 2020. The 310 basis point increase was primarily driven by favorable product mix and reduced manufacturing inefficiencies related to COVID-19.

Operating Expenses - Three months ended June 30, 2021 vs. Three months ended June 30, 2020
Operating expenses increased $0.4 million, or 1%, for the quarter in 2021, compared with the same period in 2020. The increase was primarily related to increased investment in research and development.

Operating Expenses - Six months ended June 30, 2021 vs. Six months ended June 30, 2020
Operating expenses increased $0.8 million, or 1%, for the first six months of 2021, compared with the same period in 2020. The increase was primarily driven by increased investment in research and development.

Outcomes

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Outcomes segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended June 30,
In thousands	2021	2020
Outcomes Segment
Revenues	$61,387	$55,949	$1,958	$3,480	$5,438
Gross profit	23,470	18,246	779	4,445	5,224
Operating expenses	10,933	9,020	38	1,875	1,913

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Six Months Ended June 30,
In thousands	2021	2020
Outcomes Segment
Revenues	$119,866	$111,240	$3,261	$5,365	$8,626
Gross profit	45,459	35,695	1,230	8,534	9,764
Operating expenses	22,586	18,271	66	4,249	4,315

Revenues - Three months ended June 30, 2021 vs. Three months ended June 30, 2020
For the 2021 period, revenues increased $5.4 million, or 10%, compared with the 2020 period. This increase was driven by an increase in managed and professional services.

Revenues - Six months ended June 30, 2021 vs. Six months ended June 30, 2020
Revenues increased $8.6 million, or 8%, for the first six months of 2021 compared with the same period in 2020. This increase was driven by an increase in software license sales, professional and managed services.

Gross Margin - Three months ended June 30, 2021 vs. Three months ended June 30, 2020
Gross margin increased to 38.2% for the second quarter of 2021, compared with 32.6% for the same period last year. The 560 basis point increase was driven by favorable product and services mix and other cost containment initiatives.

Gross Margin - Six months ended June 30, 2021 vs. Six months ended June 30, 2020
Gross margin increased to 37.9% for the period ending in 2021, compared with 32.1% for last year. The 580 basis point increase was driven by favorable product and services mix and other cost containment initiatives.

Operating Expenses - Three months ended June 30, 2021 vs. Three months ended June 30, 2020
Operating expenses for the 2021 period increased $1.9 million, compared with the same period last year, with higher research and development expense of $1.5 million and product marketing expenses of $0.4 million.

Operating Expenses - Six months ended June 30, 2021 vs. Six months ended June 30, 2020
Operating expenses for the first six months of 2021 increased $4.3 million, or 24%, compared with the same period last year. This increase was primarily related to increased research and development investment of $3.2 million and higher product marketing expenses of $1.1 million.

Corporate Unallocated

Corporate Unallocated Expenses - Three months ended June 30, 2021 vs. Three months ended June 30, 2020
Operating expenses not directly associated with an operating segment are classified as Corporate unallocated. These expenses decreased $26.8 million, or 20%, for the three months ended June 30, 2021 compared with the same period in 2020. This was primarily the result of a $32.2 million decrease in the charge related to the loss on sale of business and a $2.1 million decrease in amortization of intangible assets. The decrease was partially offset by a $4.0 million increase in labor costs and a $2.9 million increase in restructuring.

Corporate Unallocated Expenses - Six months ended June 30, 2021 vs. Six months ended June 30, 2020
For the first six months of 2021, Corporate unallocated expenses decreased $35.1 million, or 16%, as compared with the same period in 2020. This was primarily the result of decreases of $30.8 million in the charge related to the loss on sale of business, $1.8 million in facility costs, $3.2 million in travel, $4.3 million in amortization of intangible assets, and $2.1 million in acquisition and integration expenses classified within sales, general and administrative. The overall decrease was partially offset by a $3.4 million increase in labor costs, $3.2 million increase in information technology expenses, and a $1.1 million increase in restructuring.

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

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
In millions
June 30, 2021	$596	$3,530	$1,378
March 31, 2021	688	3,421	1,293
December 31, 2020	973	3,259	1,204
September 30, 2020	432	2,795	1,107
June 30, 2020	390	2,895	1,291

Financial Condition

Cash Flow Information

	Six Months Ended June 30,
In thousands	2021	2020
Cash provided by operating activities	$122,680	$25,786
Cash used in investing activities	(14,515)	(29,159)
Cash (used in) provided by financing activities	(108,144)	401,963
Effect of exchange rates on cash and cash equivalents	177	(3,671)
Increase in cash and cash equivalents	$198	$394,919

Cash and cash equivalents were $207.1 million at June 30, 2021, compared with $206.9 million at December 31, 2020. The $0.2 million increase in cash and cash equivalents in the 2021 period was primarily the result of proceeds from convertible senior note and equity offering in March 2021, along with cash flows from operating activities, partially offset by purchases of equity classified derivative contracts, repayment of the term loan and the senior subordinated notes, and the acquisitions of property, plant, and equipment.

Operating activities
Cash provided by operating activities during the six months in 2021 was $122.7 million compared with $25.8 million during the same period in 2020. The increase was primarily due to lower variable compensation payouts and a decrease in cash used for working capital as well as lower interest payments.

Investing activities
Cash used in investing activities during the six months in 2021 was $14.6 million lower than in 2020. This decrease in use of cash was primarily related to the net cash inflow related to the working capital note from the sale of our Latin America operation in 2021, and a decrease of $8.6 million in purchases of property, plant, and equipment.

Financing activities
Net cash provided by financing activities during the six months in 2021 was $108.1 million, compared with net cash provided of $402.0 million for the same period in 2020. In March 2021, we received $389.4 million from issuance of common stock related to our equity offering, after deducting underwriters’ discounts of the offering, purchased $84.1 million of convertible note hedge contracts, and proceeds of $45.3 million from sale of warrants. Also in March, we entered into convertible senior notes with gross proceeds of $460 million, which was used to pay off the majority of the outstanding term loan balance. In April, we repaid the senior subordinated notes totaling $410 million (including $10 million early repayment premium) with proceeds from the equity offering and cash on hand. For the six months ended June 30, 2021, we had net repayments of $455.0 million of debt. Cash payments for prepaid debt fees was $12.0 million.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations at June 30, 2021 was an increase of $0.2 million, compared with a decrease of $3.7 million for the same period in 2020. Our foreign currency exposure relates to non-U.S. dollar denominated balances in our international subsidiary operations.

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

	Six Months Ended June 30,
In thousands	2021	2020
Cash provided by operating activities	$122,680	$25,786
Acquisitions of property, plant, and equipment	(20,476)	(29,049)
Free cash flow	$102,204	$(3,263)

Free cash flow fluctuated primarily as a result of changes in cash provided by operating activities. See the cash flow discussion of operating activities above.

Off-balance sheet arrangements

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at June 30, 2021 and December 31, 2020 that we believe could reasonably likely have a current or future affect on our financial condition, results of operations, or cash flows.

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

On March 9, 2021, we submitted a Notice of Redemption to the trustee to redeem all outstanding Senior Notes at a redemption price of 102.50%, in accordance with the indenture governing the Senior Notes, totaling $410 million. As of April 8, 2021 the Senior Notes were fully discharged, and no principal or unpaid interest remains outstanding.

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

Silver Spring Networks, Inc. Acquisition
As part of the acquisition of SSNI, we achieved approximately $50 million of annualized savings by the end of 2020. For the six months ended June 30, 2021, we paid out $1.1 million and we have approximately $4 million to $8 million of estimated cash payments remaining on the integration plan, the majority of which is expected to be paid out in the next 12 months.

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

For the six months ended June 30, 2021, we paid $14.7 million related to all our restructuring projects. As of June 30, 2021, $53.8 million was accrued for these restructuring projects, of which $26.5 million is expected to be paid within the next 12 months.

For further details regarding our restructuring activities, refer to Item 1: Financial Statements (Unaudited), Note 12: Restructuring included in this Quarterly Report on Form 10-Q.

Reserve of Receivables from Sale of Business
On June 25, 2020, we closed on the sale of five subsidiaries comprising our manufacturing and sales operations in Latin America to buyers led by Instalación Profesional y Tecnologías del Centro S.A. de C.V., a Mexican company doing business as Accell in Brazil (Accell), through the execution of various definitive stock purchase agreements. The total sales price of $35.0 million included deferred payments of $21.1 million for working capital, which was to be paid in full by December 31, 2020, as evidenced by a promissory note, and the remainder in cash ($4.5 million) and other deferred consideration. In January 2021, we agreed to extend the payment terms on the remaining outstanding working capital balance of $18.4 million. Accell had agreed to make monthly payments, including interest, through September 2022, under which we received full payments for January through March and partial payments in April and May (totaling $3.8 million including $0.7 million in interest). In July 2021, we received a revised payment plan for the remaining working capital note receivable, as well as the other deferred transaction receivables. Based on Accell's failure to make timely payments, continued requests to defer payments significantly beyond the original maturity of the working capital note, and the negative impact of the COVID-19 pandemic on the Latin American markets, we determined to fully reserve the working capital and other deferred consideration.

Other Liquidity Considerations
We have tax credits and net operating loss carryforwards in various jurisdictions that are available to reduce cash taxes. However, utilization of tax credits and net operating losses are limited in certain jurisdictions. Based on current projections, we expect to pay, net of refunds, approximately $2 million in state taxes, and $8 million in local and foreign taxes during 2021. We do not expect to pay any U.S. federal taxes. For a discussion of our tax provision and unrecognized tax benefits, see Item 1: Financial Statements (Unaudited), Note 10: Income Taxes included in this Quarterly Report on Form 10-Q.

As of June 30, 2021, we are under examination by certain tax authorities. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

As of June 30, 2021, there was $54.3 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. As a result of recent changes in U.S. tax legislation, any repatriation in the future would not result in U.S. federal income tax. Accordingly, there is no provision for U.S. deferred taxes on this cash. If this cash were repatriated to fund U.S. operations, additional withholding tax costs may be incurred. Tax is only one of the many factors that we consider in the management of global cash. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

In several of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc., we consolidate them because we have a greater than 50% ownership interest and/or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. At June 30, 2021, $20.4 million of our consolidated cash balance was held in our joint venture entities. As a result, the minority shareholders of these entities have rights to their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from these entities.

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

Non-GAAP operating expenses and non-GAAP operating income – We define non-GAAP operating expenses as operating expenses excluding certain expenses related to the amortization of intangible assets, restructuring, loss on sale of business, corporate transition cost, and acquisition and integration. We define non-GAAP operating income as operating income (loss) excluding the expenses related to the amortization of intangible assets, restructuring, loss on sale of business, corporate transition cost, and acquisition and integration. Acquisition and integration related expenses include costs, which are incurred to affect and integrate business combinations, such as professional fees, certain employee retention and salaries related to integration, severances, contract terminations, travel costs related to knowledge transfer, system conversion costs, and asset impairment charges. We consider these non-GAAP financial measures to be useful metrics for management and investors because they exclude the effect of expenses that are related to acquisitions and restructuring projects. By excluding these expenses, we believe that it is easier for management and investors to compare our financial results over multiple periods and analyze trends in our operations. For example, in certain periods, expenses related to amortization of intangible assets may decrease, which would improve GAAP operating margins, yet the improvement in GAAP operating margins due to this lower expense is not necessarily reflective of an improvement in our core business. There are some limitations related to the use of non-GAAP operating expenses and non-GAAP operating income versus operating expenses and operating income calculated in accordance with GAAP. We compensate for these limitations by providing specific information about the GAAP amounts excluded from non-GAAP operating expense and non-GAAP operating income and evaluating non-GAAP operating expense and non-GAAP operating income together with GAAP operating expense and operating income.

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

Adjusted EBITDA – We define adjusted EBITDA as net income (loss) (a) minus interest income, (b) plus interest expense, depreciation and amortization, debt extinguishment, restructuring, loss on sale of business, corporate transition cost, acquisition and integration related expense, and (c) excluding income tax provision or benefit. Management uses adjusted EBITDA as a performance measure for executive compensation. A limitation to using adjusted EBITDA is that it does not represent the total increase or decrease in the cash balance for the period and the measure includes some non-cash items and excludes other non-cash items. Additionally, the items that we exclude in our calculation of adjusted EBITDA may differ from the items that our peer companies exclude when they report their results. We compensate for these limitations by providing a reconciliation of this measure to GAAP net income (loss).

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

TOTAL COMPANY RECONCILIATIONS	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2021	2020	2021	2020
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$156,807	$183,904	$292,911	$329,100
Amortization of intangible assets	(8,997)	(11,140)	(17,970)	(22,305)
Restructuring	(192)	2,683	1,788	2,931
Loss on sale of business	(24,711)	(56,915)	(26,103)	(56,915)
Corporate transition cost	—	(7)	—	33
Acquisition and integration related expense	109	(338)	486	(1,610)
Non-GAAP operating expenses	$123,016	$118,187	$251,112	$251,234

NON-GAAP OPERATING INCOME
GAAP operating income (loss)	$(6,932)	$(45,387)	$24,008	$(19,017)
Amortization of intangible assets	8,997	11,140	17,970	22,305
Restructuring	192	(2,683)	(1,788)	(2,931)
Loss on sale of business	24,711	56,915	26,103	56,915
Corporate transition cost	—	7	—	(33)
Acquisition and integration related expense	(109)	338	(486)	1,610
Non-GAAP operating income	$26,859	$20,330	$65,807	$58,849

NON-GAAP NET INCOME & DILUTED EPS
GAAP net loss attributable to Itron, Inc.	$(33,123)	$(62,802)	$(20,520)	$(54,118)
Amortization of intangible assets	8,997	11,140	17,970	22,305
Amortization of debt placement fees	12,695	963	15,347	1,926
Debt extinguishment	10,000	—	11,681	—
Restructuring	192	(2,683)	(1,788)	(2,931)
Loss on sale of business	24,711	56,915	26,103	56,915
Corporate transition cost	—	7	—	(33)
Acquisition and integration related expense	(109)	338	(486)	1,610
Income tax effect of non-GAAP adjustments	(10,719)	(2,552)	(13,716)	(1,379)
Non-GAAP net income attributable to Itron, Inc.	$12,644	$1,326	$34,591	$24,295

Non-GAAP diluted EPS	$0.28	$0.03	$0.79	$0.60

Non-GAAP weighted average common shares outstanding - Diluted	45,478	40,488	43,731	40,481

ADJUSTED EBITDA
GAAP net loss attributable to Itron, Inc.	$(33,123)	$(62,802)	$(20,520)	$(54,118)
Interest income	(432)	(1,258)	(974)	(1,811)
Interest expense	14,004	11,684	24,479	22,961
Income tax provision (benefit)	(216)	4,801	4,445	12,351
Debt extinguishment	10,000	—	11,681	—
Depreciation and amortization	21,109	24,199	42,919	48,230
Restructuring	192	(2,683)	(1,788)	(2,931)
Loss on sale of business	24,711	56,915	26,103	56,915
Corporate transition cost	—	7	—	(33)
Acquisition and integration related expense	(109)	338	(486)	1,610
Adjusted EBITDA	$36,136	$31,201	$85,859	$83,174

FREE CASH FLOW
Net cash provided by operating activities	$72,725	$6,892	$122,680	$25,786
Acquisitions of property, plant, and equipment	(9,064)	(16,447)	(20,476)	(29,049)
Free Cash Flow	$63,661	$(9,555)	$102,204	$(3,263)

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

Interest Rate Risk
We are exposed to interest rate risk through our variable rate debt instruments. In March 2020, we entered into an interest rate swap, which is effective from June 30, 2020 to June 30, 2023, and converts $240 million of our LIBOR-based debt from a floating LIBOR interest rate to a fixed interest rate of 0.617% (excluding the applicable margin). The notional balance amortizes to maturity at the same rate of the originally required amortization on our term loan. On March 17, 2021, we paid a fee of $1.7 million to terminate the interest rate swap since the likelihood of LIBOR based interest payments were no longer probable of occurring. At June 30, 2021, our LIBOR-based debt balance was $31.1 million.

In April 2018, we entered into a cross-currency swap, which converts $56.0 million of floating rate LIBOR-based U.S. dollar denominated debt into 1.38% fixed rate euro denominated debt. This cross-currency swap matured on April 30, 2021 and mitigates the risk associated with fluctuations in interest and currency rates impacting cash flows related to a U.S. dollar denominated debt in a euro functional currency entity.

The table below provides information about our financial instruments that are sensitive to changes in interest rates and the scheduled minimum repayment of principal and the weighted average interest rates at June 30, 2021. Weighted average variable rates in the table are based on implied forward rates in the Reuters U.S. dollar yield curve as of June 30, 2021 and our estimated leverage ratio, which determines our additional interest rate margin at June 30, 2021.

Dollars in thousands	2021	2022	2023	2024	Total	Fair Value
Variable Rate Debt
Principal: U.S. dollar term loan	$—	$—	$—	$31,094	$31,094	$30,195
Weighted average interest rate	1.10%	1.19%	1.60%	1.96%

Principal: Multicurrency revolving line of credit	$—	$—	$—	$—	$—	$—
Weighted average interest rate	1.10%	1.19%	1.60%	1.96%

Based on a sensitivity analysis as of June 30, 2021, we estimate that, if market interest rates average one percentage point higher in 2021 than in the table above, our financial results in 2021 would not be materially impacted.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. Revenues denominated in functional currencies other than the U.S. dollar were 40% of total revenues for the three and six months ended June 30, 2021 compared with 31% and 35% for the same respective periods in 2020. These transactions expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of June 30, 2021, a total of 37 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar and various other currencies, with notional amounts ranging from $98,000 to $46.1 million. Based on a sensitivity analysis as of June 30, 2021, we estimate that, if foreign currency exchange rates average ten percentage points higher in 2021 for these financial instruments, our financial results in 2021 would not be materially impacted.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:    Controls and Procedures

Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2021, the Company's disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal controls over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable.

(b)Not applicable.

(c)Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				In thousands
April 1, 2021 through April 30, 2021	—	$—	—	$—
May 1, 2021 through May 31, 2021	3,806	87.39	—	—
June 1, 2021 through June 30, 2021	—	—	—	—
Total	3,806		—

(1)Shares repurchased represent shares transferred to us by certain employees who vested in restricted stock units and used shares to pay all, or a portion of, the related taxes.
(2)Includes commissions.

Item 5:    Other Information

(a)No information was required to be disclosed in a report on Form 8-K during the second quarter of 2021 that was not reported.

(b)Not applicable.

Item 6:    Exhibits

Exhibit Number	Description of Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Itron, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITRON, INC.

August 5, 2021	By:	/s/ JOAN S. HOOPER
Date		Joan S. Hooper
Senior Vice President and Chief Financial Officer