Form 10-Q
period 2021-09-30
ITRON, INC.
filed 2021-11-04
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2021, there were outstanding 45,272,251 shares of the registrant's common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1:    Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2021	2020	2021	2020
Revenues
Product revenues	$410,947	$470,658	$1,265,470	$1,437,780
Service revenues	76,002	69,526	230,465	210,413
Total revenues	486,949	540,184	1,495,935	1,648,193
Cost of revenues
Product cost of revenues	306,168	358,297	908,923	1,072,271
Service cost of revenues	45,818	38,636	135,130	122,588
Total cost of revenues	351,986	396,933	1,044,053	1,194,859
Gross profit	134,963	143,251	451,882	453,334

Operating expenses
Sales, general and administrative	71,838	64,982	221,974	215,018
Research and development	46,889	46,224	147,379	148,999
Amortization of intangible assets	8,944	11,183	26,914	33,488
Restructuring	958	44,462	(830)	41,531
Loss on sale of business	2,171	380	28,274	57,295
Total operating expenses	130,800	167,231	423,711	496,331

Operating income (loss)	4,163	(23,980)	28,171	(42,997)
Other income (expense)
Interest income	352	354	1,326	2,165
Interest expense	(2,628)	(10,810)	(27,107)	(33,771)
Other income (expense), net	(1,761)	(2,607)	(16,684)	(3,414)
Total other income (expense)	(4,037)	(13,063)	(42,465)	(35,020)

Income (loss) before income taxes	126	(37,043)	(14,294)	(78,017)
Income tax benefit (provision)	(1,136)	11,985	(5,581)	(366)
Net loss	(1,010)	(25,058)	(19,875)	(78,383)
Net income attributable to noncontrolling interests	859	299	2,514	1,092
Net loss attributable to Itron, Inc.	$(1,869)	$(25,357)	$(22,389)	$(79,475)

Net loss per common share - Basic	$(0.04)	$(0.63)	$(0.51)	$(1.98)
Net loss per common share - Diluted	$(0.04)	$(0.63)	$(0.51)	$(1.98)

Weighted average common shares outstanding - Basic	45,240	40,337	43,983	40,199
Weighted average common shares outstanding - Diluted	45,240	40,337	43,983	40,199
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2021	2020	2021	2020
Net loss	$(1,010)	$(25,058)	$(19,875)	$(78,383)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(7,764)	13,988	(17,118)	(147)
Foreign currency translation adjustment reclassified to net income (loss) on sale of business	—	(14)	—	52,074
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	510	(1)	1,818	(2,157)
Pension benefit obligation adjustment	687	(159)	2,087	889
Total other comprehensive income (loss), net of tax	(6,567)	13,814	(13,213)	50,659

Total comprehensive income (loss), net of tax	(7,577)	(11,244)	(33,088)	(27,724)

Comprehensive income attributable to noncontrolling interests, net of tax	859	299	2,514	1,092
Comprehensive income (loss) attributable to Itron, Inc.	$(8,436)	$(11,543)	$(35,602)	$(28,816)
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

In thousands	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$188,691	$206,933
Accounts receivable, net	320,994	369,828
Inventories	175,432	182,377
Other current assets	117,270	171,124
Total current assets	802,387	930,262

Property, plant, and equipment, net	189,748	207,816
Deferred tax assets, net	101,907	76,142
Other long-term assets	41,666	51,656
Operating lease right-of-use assets, net	67,599	76,276
Intangible assets, net	103,763	132,955
Goodwill	1,115,697	1,131,916
Total assets	$2,422,767	$2,607,023

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$188,663	$215,639
Other current liabilities	74,718	72,591
Wages and benefits payable	99,347	86,249
Taxes payable	13,674	15,804
Current portion of debt	—	18,359
Current portion of warranty	18,089	28,329
Unearned revenue	101,263	112,928
Total current liabilities	495,754	549,899

Long-term debt, net	449,629	902,577
Long-term warranty	16,598	13,061
Pension benefit obligation	114,771	119,457
Deferred tax liabilities, net	1,792	1,921
Operating lease liabilities	59,149	66,823
Other long-term obligations	85,248	113,012
Total liabilities	1,222,941	1,766,750

Equity
Preferred stock, no par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75,000 shares authorized, 45,260 and 40,444 shares issued and outstanding	1,782,060	1,389,419
Accumulated other comprehensive loss, net	(151,739)	(138,526)
Accumulated deficit	(456,734)	(434,345)
Total Itron, Inc. shareholders' equity	1,173,587	816,548
Noncontrolling interests	26,239	23,725
Total equity	1,199,826	840,273
Total liabilities and equity	$2,422,767	$2,607,023
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2021	40,444	$1,389,419	$(138,526)	$(434,345)	$816,548	$23,725	$840,273
Net income				12,603	12,603	977	13,580
Other comprehensive income (loss), net of tax			(11,783)		(11,783)		(11,783)
Net stock issued and repurchased	206	2,009			2,009		2,009
Stock-based compensation expense		6,270			6,270		6,270
Stock issued related to equity offering	4,472	389,419			389,419		389,419
Proceeds from sale of warrants		45,349			45,349		45,349
Purchases of convertible note hedge contracts, net of tax		(63,576)			(63,576)		(63,576)
Registration fee		(373)			(373)		(373)
Balances at March 31, 2021	45,122	1,768,517	(150,309)	(421,742)	1,196,466	24,702	1,221,168
Net income (loss)				(33,123)	(33,123)	678	(32,445)
Other comprehensive income (loss), net of tax			5,137		5,137		5,137
Net stock issued and repurchased	28	458			458		458
Stock-based compensation expense		6,316			6,316		6,316
Registration fee		24			24		24
Balances at June 30, 2021	45,150	1,775,315	(145,172)	(454,865)	1,175,278	25,380	1,200,658
Net income (loss)				(1,869)	(1,869)	859	(1,010)
Other comprehensive income (loss), net of tax			(6,567)		(6,567)		(6,567)
Net stock issued and repurchased	110	1,080			1,080		1,080
Stock-based compensation expense		5,665			5,665		5,665
Balances at September 30, 2021	45,260	$1,782,060	$(151,739)	$(456,734)	$1,173,587	$26,239	$1,199,826

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2020	39,941	$1,357,600	$(204,672)	$(376,390)	$776,538	$24,277	$800,815
Net income				8,684	8,684	478	9,162
Other comprehensive income (loss), net of tax			(25,211)		(25,211)		(25,211)
Net stock issued and repurchased	235	2,247			2,247		2,247
Stock-based compensation expense		8,482			8,482		8,482
Balances at March 31, 2020	40,176	1,368,329	(229,883)	(367,706)	770,740	24,755	795,495
Net income (loss)				(62,802)	(62,802)	315	(62,487)
Other comprehensive income (loss), net of tax			62,056		62,056		62,056
Net stock issued and repurchased	58	706			706		706
Stock-based compensation expense		7,099			7,099		7,099
Balances at June 30, 2020	40,234	1,376,134	(167,827)	(430,508)	777,799	25,070	802,869
Net income (loss)				(25,357)	(25,357)	299	(25,058)
Other comprehensive income (loss), net of tax			13,814		13,814		13,814
Net stock issued and repurchased	122	583			583		583
Stock-based compensation expense		5,057			5,057		5,057
Balances at September 30, 2020	40,356	$1,381,774	$(154,013)	$(455,865)	$771,896	$25,369	$797,265
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
In thousands	2021	2020
Operating activities
Net loss	$(19,875)	$(78,383)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	64,252	72,306
Non-cash operating lease expense	12,962	15,252
Stock-based compensation	18,251	20,638
Amortization of prepaid debt fees	17,383	3,029
Deferred taxes, net	(5,170)	(9,439)
Loss on sale of business	28,274	57,295
Loss on extinguishment of debt	10,000	—
Restructuring, non-cash	951	6,518
Other adjustments, net	3,720	3,856
Changes in operating assets and liabilities, net of sale of business:
Accounts receivable	40,624	82,087
Inventories	2,150	8,978
Other current assets	26,072	(12,862)
Other long-term assets	5,058	(2,547)
Accounts payable, other current liabilities, and taxes payable	(27,124)	(82,775)
Wages and benefits payable	14,110	(28,446)
Unearned revenue	(13,158)	15,098
Warranty	(5,969)	(10,894)
Other operating, net	(31,364)	10,860
Net cash provided by operating activities	141,147	70,571

Investing activities
Net proceeds (payments) related to the sale of business	3,142	(748)
Acquisitions of property, plant, and equipment	(27,781)	(36,297)
Other investing, net	2,820	3,573
Net cash used in investing activities	(21,819)	(33,472)

Financing activities
Proceeds from borrowings	460,000	400,000
Payments on debt	(946,094)	—
Issuance of common stock	4,351	5,059
Proceeds from common stock offering	389,419	—
Proceeds from sale of warrants	45,349	—
Purchases of convertible note hedge contracts	(84,139)	—
Prepaid debt fees	(12,021)	(184)
Other financing, net	6,327	(2,285)
Net cash (used in) provided by financing activities	(136,808)	402,590

Effect of foreign exchange rate changes on cash and cash equivalents	(762)	(3,426)
Increase (decrease) in cash and cash equivalents	(18,242)	436,263
Cash and cash equivalents at beginning of period	206,933	149,904
Cash and cash equivalents at end of period	$188,691	$586,167

Supplemental disclosure of cash flow information:
Cash paid (received) during the period for:
Income taxes, net	$5,989	$(349)
Interest	8,655	34,327
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms "we", "us", "our", "Itron", and the "Company" refer to Itron, Inc. and its subsidiaries.

Note 1:    Summary of Significant Accounting Policies

Financial Statement Preparation
The consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2021 and 2020, Consolidated Statements of Equity for the three months ended September 30, 2021 and 2020, June 30, 2021 and 2020, and March 31, 2021 and 2020, the Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, and the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full year or for any other period.

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

Risks and Uncertainties
The COVID-19 pandemic has had global economic impacts including disrupting customer demand and global supply chains, resulting in market volatility. The extent of the recent pandemic and its ongoing impact on our operations is volatile, but is being monitored closely by our management. During portions of the first half of 2020 certain of our European factories were closed due to government actions and local conditions, and any further closures that may be imposed on us could impact our results for 2021. New variants of the virus may cause previously lifted restrictions to be reinstated, which could result in more disruptions. Incremental costs we have incurred related to COVID-19, such as personal protective equipment, increased cleaning and sanitizing of our facilities, and other such items, have not been material to date. As economies have reopened, global supply chains have struggled to keep pace with rapidly changing demand. The resulting supply constraints have manifested across a variety of areas including mechanical, electrical and logistics portions of the supply chain, which has impacted our ability to ship products in a timely manner. In particular, our ability to obtain adequate supply of semiconductor components has impacted our ability to service recovering customer demand. While the current imbalance in supply and demand is temporal, the timeline to recovery is uncertain. Efforts are ongoing with suppliers to increase supply, including the approval of alternate sources. At this time, we have not identified any significant decrease in long-term customer demand for our products and services. However, certain of our customer projects have experienced delay in deliveries, with originally forecasted 2021 revenue pushed to future periods.

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

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842): Lessors-Certain Leases with Variable Lease Payments. The amendments in this update modify the lease classification requirements for lessors to align them with practice under Topic 840, particularly in the area of day-one loss accounting. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if certain criteria are met. The effective date for this amendment is January 1, 2022 and all interim periods thereafter. We have determined under existing leases where we are the lessor, this amendment will not have a material impact on our financial statements.

Note 2:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2021	2020	2021	2020
Net loss available to common shareholders	$(1,869)	$(25,357)	$(22,389)	$(79,475)

Weighted average common shares outstanding - Basic	45,240	40,337	43,983	40,199
Dilutive effect of stock-based awards	—	—	—	—
Dilutive effect of convertible notes	—	—	—	—
Weighted average common shares outstanding - Diluted	45,240	40,337	43,983	40,199
Net loss per common share - Basic	$(0.04)	$(0.63)	$(0.51)	$(1.98)
Net loss per common share - Diluted	$(0.04)	$(0.63)	$(0.51)	$(1.98)

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase our common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise and the future compensation cost associated with the stock award. Approximately 0.4 million and 0.5 million stock-based awards were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2021 because they were anti-dilutive. Approximately 0.8 million stock-based awards were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2020 because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Convertible Notes and Warrants
For our Convertible Notes issued in March 2021, the dilutive effect is calculated using the if-converted method. We are required, pursuant to the indenture governing our Convertible Notes, to settle the principal amount of the Convertible Notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the Convertible Notes were converted. The average closing price of our common stock for the quarter ended September 30, 2021 is used as the basis for determining the dilutive effect on EPS. The average price of our common stock for the quarter ended September 30, 2021 was less than the conversion price of $126.00, and all associated shares were anti-dilutive.

In conjunction with the issuance of the Convertible Notes, we sold warrants to purchase 3.7 million shares of Itron common stock. The warrants have a strike price of $180.00 per share. For calculating the dilutive effect of the warrants, we use the treasury stock method. With this method, we assume exercise of the warrants at the beginning of the period, or at time of issuance if later, and the issuance of common stock upon exercise. Proceeds from the exercise of the warrants are assumed to be used to repurchase shares of our stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be exercised with the warrants less the number of shares repurchased, are included in diluted weighted average common shares outstanding. For periods where the warrants strike price of $180.00 per share is greater than the average share price of Itron stock for the period, the warrants would be anti-dilutive. For the three and nine months ended September 30, 2021, the average share price was below the warrant strike price and therefore 3.7 million shares were considered anti-dilutive.

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

Note 3:    Certain Balance Sheet Components

A summary of accounts receivable from contracts with customers is as follows:

Accounts receivable, net
In thousands	September 30, 2021	December 31, 2020
Trade receivables (net of allowance of $2,798 and $1,312)	$274,385	$318,269
Unbilled receivables	46,609	51,559
Total accounts receivable, net	$320,994	$369,828

Allowance for credit losses account activity	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2021	2020	2021	2020
Beginning balance	$1,107	$2,102	$1,312	$3,064
Provision for (release of) doubtful accounts, net	2,164	(21)	2,122	318
Accounts written-off	(440)	(278)	(582)	(1,489)
Effect of change in exchange rates	(33)	43	(54)	(47)
Ending balance	$2,798	$1,846	$2,798	$1,846

Inventories
In thousands	September 30, 2021	December 31, 2020
Raw materials	$117,549	$114,058
Work in process	8,539	8,094
Finished goods	49,344	60,225
Total inventories	$175,432	$182,377

Property, plant, and equipment, net
In thousands	September 30, 2021	December 31, 2020
Machinery and equipment	$333,584	$334,050
Computers and software	117,067	115,776
Buildings, furniture, and improvements	146,052	155,676
Land	11,976	14,303
Construction in progress, including purchased equipment	40,082	31,425
Total cost	648,761	651,230
Accumulated depreciation	(459,013)	(443,414)
Property, plant, and equipment, net	$189,748	$207,816

Depreciation expense	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2021	2020	2021	2020
Depreciation expense	$12,389	$12,893	$37,338	$38,818

Note 4:    Intangible Assets and Liabilities

The gross carrying amount and accumulated amortization (accretion) of our intangible assets and liabilities, other than goodwill, were as follows:

	September 30, 2021			December 31, 2020
In thousands	Gross	Accumulated (Amortization) Accretion	Net	Gross	Accumulated (Amortization) Accretion	Net
Intangible Assets
Core-developed technology	$511,885	$(495,799)	$16,086	$525,051	$(498,113)	$26,938
Customer contracts and relationships	376,572	(291,783)	84,789	383,245	(280,497)	102,748
Trademarks and trade names	78,448	(75,933)	2,515	79,716	(76,912)	2,804
Other	12,023	(11,650)	373	12,025	(11,560)	465
Total intangible assets	$978,928	$(875,165)	$103,763	$1,000,037	$(867,082)	$132,955

Intangible Liabilities
Customer contracts and relationships	$(23,900)	$22,950	$(950)	$(23,900)	$21,479	$(2,421)

A summary of intangible assets and liabilities activity is as follows:

	Nine Months Ended September 30,
In thousands	2021	2020
Intangible assets, gross beginning balance	$1,000,037	$979,814
Intangibles disposed in sale of business	—	(18,140)
Effect of change in exchange rates	(21,109)	9,974
Intangible assets, gross ending balance	$978,928	$971,648

Intangible liabilities, gross beginning balance	$(23,900)	$(23,900)
Effect of change in exchange rates	—	—
Intangible liabilities, gross ending balance	$(23,900)	$(23,900)

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

Estimated future annual amortization (accretion) is as follows:

Year Ending December 31,	Amortization	Accretion	Estimated Annual Amortization, net
In thousands
2021 (amount remaining at September 30, 2021)	$9,450	$(491)	$8,959
2022	27,393	(459)	26,934
2023	19,811	—	19,811
2024	15,631	—	15,631
2025	14,655	—	14,655
Thereafter	16,823	—	16,823
Total intangible assets subject to amortization (accretion)	$103,763	$(950)	$102,813

Note 5:    Goodwill

The following table reflects changes in the carrying amount of goodwill for the nine months ended September 30, 2021:

In thousands	Device Solutions	Networked Solutions	Outcomes	Total Company
Goodwill balance at January 1, 2021	$53,214	$933,814	$144,888	$1,131,916
Effect of change in exchange rates	(658)	(13,467)	(2,094)	(16,219)
Goodwill balance at September 30, 2021	$52,556	$920,347	$142,794	$1,115,697

Note 6:    Debt

The components of our borrowings were as follows:

In thousands	September 30, 2021	December 31, 2020
Credit facility
USD denominated term loan	$—	$536,094
Multicurrency revolving line of credit	—	—
Senior notes	—	400,000
Convertible notes	460,000	—
Total debt	460,000	936,094
Less: current portion of debt	—	18,359
Less: unamortized prepaid debt fees - term loan	—	3,469
Less: unamortized prepaid debt fees - senior notes	—	11,689
Less: unamortized prepaid debt fees - convertible notes	10,371	—
Long-term debt, net	$449,629	$902,577

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

domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2018 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2018 credit facility includes debt covenants, which contain certain financial thresholds and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the 2018 credit facility at September 30, 2021.

Under the 2018 credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total net leverage ratio as defined in the credit agreement. The applicable rates per annum may be based on either: (1) the LIBOR rate or EURIBOR rate (subject to a floor of 0%), plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 0.50%, or (iii) one-month LIBOR plus 1.00%. On August 12, 2021, the term loan was fully paid. At September 30, 2021, there were no outstanding loan balances under the Credit Facility.

In March 2020, we drew $400 million in U.S. dollars under the revolving line of credit within the 2018 credit facility to increase our cash position and preserve future financial flexibility, which was fully repaid as of December 31, 2020. At September 30, 2021, there was no amount outstanding under the revolver, and $64.4 million was utilized by outstanding standby letters of credit, resulting in $435.6 million available for additional borrowings or standby letters of credit. At September 30, 2021, $235.6 million was available for additional standby letters of credit under the letter of credit sub-facility, and no amounts were outstanding under the swingline sub-facility.

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

Debt Maturities
The amount of required minimum principal payments on our debt in aggregate over the next five years is as follows:

Year Ending December 31,	Minimum Payments
In thousands
2021 (amount remaining at September 30, 2021)	$—
2022	—
2023	—
2024	—
2025	—
Thereafter	460,000
Total minimum payments on debt	$460,000

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

The fair values of our derivative instruments were as follows:

		Fair Value
Derivatives Assets	Balance Sheet Location	September 30, 2021	December 31, 2020
Derivatives designated as hedging instruments under ASC 815-20		In thousands
Foreign exchange options	Other current assets	$329	$—
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current assets	49	52
Total asset derivatives		$378	$52

Derivatives Liabilities
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other current liabilities	$—	$1,025
Interest rate swap contracts	Other long-term obligations	—	957
Cross currency swap contract	Other current liabilities	—	526
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	166	128
Total liability derivatives		$166	$2,636
The changes in accumulated other comprehensive income (loss) (AOCI), net of tax, for our derivative and nonderivative hedging instruments designated as hedging instruments, net of tax, were as follows:

In thousands	2021	2020
Net unrealized loss on hedging instruments at January 1,	$(16,001)	$(15,103)
Unrealized gain (loss) on derivative instruments	1,085	(4,727)
Realized (gains) losses reclassified into net income (loss)	733	2,570
Net unrealized loss on hedging instruments at September 30,	$(14,183)	$(17,260)

Reclassification of amounts related to hedging instruments are included in interest expense in the Consolidated Statements of Operations. Included in the net unrealized gain (loss) on hedging instruments at September 30, 2021 and 2020 is a loss of $14.4 million, net of tax, related to our nonderivative net investment hedge, which terminated in 2011. This loss on our net investment hedge will remain in AOCI until earnings are impacted by a sale or liquidation of the associated foreign operation.

A summary of the effect of netting arrangements on our financial position related to the offsetting of our recognized derivative assets and liabilities under master netting arrangements or similar agreements is as follows:

Offsetting of Derivative Assets	Gross Amounts of Recognized Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
In thousands		Derivative Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2021	$378	$(28)	$—	$350
December 31, 2020	52	(52)	—	—

Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
In thousands		Derivative Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2021	$166	$(28)	$—	$138
December 31, 2020	2,636	(52)	—	2,584

Our derivative assets and liabilities subject to netting arrangements include foreign exchange forward and interest rate contracts with four counterparties at September 30, 2021 and six counterparties at December 31, 2020. No derivative asset or liability balance with any of our counterparties was individually significant at September 30, 2021 or December 31, 2020. Our derivative contracts with each of these counterparties exist under agreements that provide for the net settlement of all contracts through a single payment in a single currency in the event of default. We have no pledges of cash collateral against our obligations, and we have not received pledges of cash collateral from our counterparties under the associated derivative contracts.

Cash Flow Hedges
As a result of our floating rate debt under our current credit facility, we are exposed to variability in our cash flows from changes in the applicable interest rate index. We enter into interest rate caps and swaps to reduce the variability of cash flows from increases in the LIBOR-based borrowing rates on our floating rate credit facility. These instruments do not protect us from changes to the applicable margin under our credit facility. On August 12, 2021, the term loan under the credit facility was fully repaid. At September 30, 2021, we have no LIBOR-based debt.

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

The before-tax effects of our accounting for derivative instruments designated as hedges on AOCI were as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative		Gain (Loss) Reclassified from AOCI into Income
			Location	Amount
In thousands	2021	2020		2021	2020
Three Months Ended September 30,
Interest rate swap contracts	$—	$(302)	Interest expense	$—	$(274)
Foreign exchange options	478	(252)	Product cost of revenues	(32)	(450)
Cross currency swap contract	—	(2,326)	Interest expense	—	88
Cross currency swap contract	—	—	Other income (expense), net	—	(2,242)

Nine Months Ended September 30,
Interest rate swap contract	$73	$(2,818)	Interest expense	$(229)	$(467)
Interest rate swap contract	—	—	Other income (expense), net	(1,681)	—
Interest rate cap contracts	—	782	Interest expense	—	392
Foreign exchange options	367	(1,221)	Product cost of revenues	(40)	(612)
Cross currency swap contract	669	(1,969)	Interest expense	94	537
Cross currency swap contract	—	—	Other income (expense), net	656	(2,438)

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of September 30, 2021, a total of 37 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar and various other currencies, with notional amounts ranging from $150,000 to $56.4 million.

The effect of our derivative instruments not designated as hedges on the Consolidated Statements of Operations was as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Location	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
In thousands		2021	2020
Three Months Ended September 30,
Foreign exchange forward contracts	Other income (expense), net	$673	$(1,646)

Nine Months Ended September 30,
Foreign exchange forward contracts	Other income (expense), net	$210	$(1,056)

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

We made a tax election to integrate the Convertible Notes and the call options. We are retaining the identification statements in our books and records, together with a schedule providing the accruals on the synthetic debt instruments. The accounting impact of this tax election makes the call options deductible as original issue discount for tax purposes over the term of the Convertible Note, and results in a $20.6 million deferred tax asset recognized through equity.

Warrant Transactions
In addition, concurrently with entering into the Convertible Note Hedge Transactions, we separately entered into privately-negotiated Warrant Transactions (the Warrant Transactions), whereby we sold to the Counterparties warrants to acquire, collectively, subject to anti-dilution adjustments, 3.7 million shares of our common stock at an initial strike price of $180.00 per share, which represents a premium of 100% over the public offering price in the common stock issuance. We received aggregate proceeds of $45.3 million from the Warrant Transactions with the Counterparties, with such proceeds partially offsetting the costs of entering into the Convertible Note Hedge Transactions. The warrants expire in June 2026. If the market value per share of our common stock, as measured under the Warrants Transactions, exceeds the strike price of the warrants, the warrants will have a dilutive effect on our earnings per share, unless we elect, subject to certain conditions, to settle the warrants in cash. The warrants meet the criteria in ASC 815-40 to be classified within Stockholders' Equity, therefore the warrants are not revalued after issuance.

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

Amounts recognized on the Consolidated Balance Sheets consist of:

In thousands	September 30, 2021	December 31, 2020
Liabilities
Current portion of pension benefit obligation in wages and benefits payable	$3,822	$3,069
Long-term portion of pension benefit obligation	114,771	119,457
Pension benefit obligation, net	$118,593	$122,526

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

Net periodic pension benefit cost for our plans include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2021	2020	2021	2020
Service cost	$1,125	$1,007	$3,376	$3,000
Interest cost	345	434	1,046	1,364
Expected return on plan assets	(87)	(85)	(264)	(365)
Amortization of prior service costs	17	17	51	49
Amortization of actuarial net loss	681	482	2,070	1,390
Settlement	—	286	—	286
Net periodic benefit cost	$2,081	$2,141	$6,279	$5,724

The components of net periodic benefit cost, other than the service cost component, are included in total other income (expense) on the Consolidated Statements of Operations.

Note 9:    Stock-Based Compensation

We grant stock-based compensation awards, including stock options, restricted stock units, phantom stock, and unrestricted stock units, under the Second Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan). In the Stock Incentive Plan, we have 12,623,538 shares of common stock reserved and authorized for issuance subject to stock splits, dividends, and other similar events. At September 30, 2021, 5,346,245 shares were available for grant. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied. These shares are subject to a fungible share provision such that the authorized share available for grant is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

We also periodically award phantom stock units, which are settled in cash upon vesting and accounted for as liability-based awards, with no impact to the shares available for grant.

In addition, we maintain the Employee Stock Purchase Plan (ESPP), for which 151,221 shares of common stock were available for future issuance at September 30, 2021.

ESPP activity and stock-based grants other than stock options and restricted stock units were not significant for the three and nine months ended September 30, 2021 and 2020.

Stock-Based Compensation Expense
Total stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2021	2020	2021	2020
Stock options	$344	$452	$1,055	$1,445
Restricted stock units	5,104	4,399	16,546	18,575
Unrestricted stock awards	217	206	650	618
Phantom stock units	519	582	2,861	2,075
Total stock-based compensation	$6,184	$5,639	$21,112	$22,713

Related tax benefit	$1,159	$1,070	$3,840	$4,257

Stock Options
A summary of our stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	(in thousands)		(years)	(in thousands)
Outstanding, January 1, 2020	458	$56.38	7.0	$12,641
Granted	80	84.38			$26.21
Exercised	(49)	50.90		1,189
Forfeited	(5)	83.80
Outstanding, September 30, 2020	484	$61.30	7.0	$3,816

Outstanding, January 1, 2021	433	$61.95	6.9	$14,697
Granted	—				$—
Exercised	(34)	67.21		1,215
Forfeited	(6)	83.33
Outstanding, September 30, 2021	393	$61.18	6.1	$6,496

Exercisable, September 30, 2021	317	$56.51	5.6	$6,361

At September 30, 2021, total unrecognized stock-based compensation expense related to nonvested stock options was $1.4 million, which is expected to be recognized over a weighted average period of approximately 1.3 years.

The weighted average assumptions used to estimate the fair value of stock options granted and the resulting weighted average fair value are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected volatility	—%	41.5%	—%	32.1%
Risk-free interest rate	—%	0.3%	—%	1.3%
Expected term (years)	N/A	5.3	N/A	5.3

There were no employee stock options granted for the three and nine months ended September 30, 2021.

Restricted Stock Units
The following table summarizes restricted stock unit activity:

In thousands, except fair value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, January 1, 2020	684
Granted	209	$83.34
Released (1)	(338)		$21,947
Forfeited	(23)
Outstanding, September 30, 2020	532

Outstanding, January 1, 2021	544	$71.79
Granted	212	97.96
Released (1)	(288)	70.20	$28,494
Forfeited	(46)	77.79
Outstanding, September 30, 2021	422	85.75

Vested but not released, September 30, 2021	10		$733
(1)     Shares released is presented as gross shares and does not reflect shares withheld by us for employee payroll tax obligations.

At September 30, 2021, total unrecognized compensation expense on restricted stock units was $30.9 million, which is expected to be recognized over a weighted average period of approximately 1.8 years.

The weighted average assumptions used to estimate the fair value of performance-based restricted stock units granted with a service and market condition and the resulting weighted average fair value are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Expected volatility	—%	52.6%	50.5%	38.2%
Risk-free interest rate	—%	0.2%	0.2%	1.5%
Expected term (years)	N/A	2.3	2.9	1.8

Weighted average fair value	$—	$61.45	$113.75	$93.05

There were no performance-based restricted stock units granted for the three months ended September 30, 2021.

Note 10: Income Taxes

We determine the interim tax benefit (provision) by applying an estimate of the annual effective tax rate to the year-to-date pretax book income (loss) and adjusting for discrete items during the reporting period, if any. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded.

Our tax rate for the three and nine months ended September 30, 2021 of 902% and (39)%, respectively, differed from the federal statutory rate of 21% due to losses in jurisdictions for which no benefit is recognized because of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, a benefit related to stock-based compensation, uncertain tax positions, and reserves recognized on deferred purchase price receivables.

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

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense amounts recognized were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2021	2020	2021	2020
Net interest and penalties expense	$195	$(198)	$153	$422

Accrued interest and penalties recognized were as follows:

In thousands	September 30, 2021	December 31, 2020
Accrued interest	$3,663	$3,432
Accrued penalties	1,405	1,645

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate were as follows:

In thousands	September 30, 2021	December 31, 2020
Unrecognized tax benefits related to uncertain tax positions	$134,110	$135,910
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	132,992	134,473

At September 30, 2021, we are under examination by certain tax authorities. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or cash flows.

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

On October 8, 2021 the G20/OECD Inclusive Framework on Base Erosion and Profit Shifting ("BEPS") published a statement on the components of global tax reform agreed to by most member countries. The key components would allocate a portion of profits of the largest businesses amongst their markets, curtail new digital services taxes, and introduce a new global minimum tax of 15%. These components do not result in any financial impact until enacted, which is not currently expected until 2023. The Company is monitoring developments and additional details as they are released to determine the impacts these new components will have on our business.

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

Our available lines of credit, outstanding standby LOCs, and bonds were as follows:

In thousands	September 30, 2021	December 31, 2020
Credit facility
Multicurrency revolving line of credit	$500,000	$500,000
Standby LOCs issued and outstanding	(64,448)	(64,948)
Net available for additional borrowings under the multicurrency revolving line of credit	$435,552	$435,052

Net available for additional standby LOCs under sub-facility	$235,552	$235,052

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$97,113	$99,201
Standby LOCs issued and outstanding	(24,245)	(24,966)
Short-term borrowings	(8,764)	—
Net available for additional borrowings and LOCs	$64,104	$74,235

Unsecured surety bonds in force	$169,293	$162,912

In the event any such standby LOC or bond is called, we would be obligated to reimburse the issuer of the standby LOC or bond; however, as of November 4, 2021, we do not believe any outstanding standby LOCs or bonds will be called.

We generally provide an indemnification related to the infringement of any patent, copyright, trademark, or other intellectual property right on software or equipment within our sales contracts, which indemnifies the customer from, and pays the resulting costs, damages, and attorney's fees awarded against a customer with respect to, such a claim provided that (a) the customer promptly notifies us in writing of the claim and (b) we have the sole control of the defense and all related settlement negotiations. We may also provide an indemnification to our customers for third-party claims resulting from damages caused by the negligence or willful misconduct of our employees/agents in connection with the performance of certain contracts. The terms of our indemnifications generally do not limit the maximum potential payments. It is not possible to predict the maximum potential amount of future payments under these or similar agreements.

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

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2021	2020	2021	2020
Beginning balance	$36,210	$44,757	$41,390	$53,242
New product warranties	1,925	785	3,611	2,855
Other adjustments and expirations, net	(975)	1,643	631	5,436
Claims activity	(2,156)	(5,044)	(10,040)	(19,349)
Effect of change in exchange rates	(317)	946	(905)	903
Ending balance	34,687	43,087	34,687	43,087
Less: current portion of warranty	18,089	32,118	18,089	32,118
Long-term warranty	$16,598	$10,969	$16,598	$10,969

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to insurance and supplier recoveries, other changes and adjustments to warranties, and customer claims. Warranty expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2021	2020	2021	2020
Total warranty expense	$950	$2,428	$4,242	$8,321

Warranty expense decreased during the nine months ended September 30, 2021 compared with the same period in 2020. The lower costs in 2021 are primarily the result of incremental specific reserves recognized in 2020, including $1.7 million for electric and gas products in Europe, Middle East, and Africa (EMEA) Device Solutions and $1.1 million for electric and water products in North America (NAM) Networked Solutions.

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

In the third quarter of 2021, expected remaining costs to be recognized were reduced by $13.0 million due to the removal of a previously planned non-cash cumulative translation adjustment charge, resulting from our recent reassessment of the legal entity and its related operations.

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2020 Projects were as follows:

In thousands	Total Expected Costs at September 30, 2021	Costs Recognized in Prior Periods	Costs Recognized During the Nine Months Ended September 30, 2021	Expected Remaining Costs to be Recognized at September 30, 2021
Employee severance costs	$32,583	$36,225	$(3,642)	$—
Asset impairments & net loss (gain) on sale or disposal	6,893	6,944	(51)	—
Other restructuring costs	4,546	63	1,920	2,563
Total	$44,022	$43,232	$(1,773)	$2,563

2018 Projects
In February 2018, our Board of Directors approved a restructuring plan (the 2018 Projects) to continue our efforts to optimize our global supply chain and manufacturing operations, research and development, and sales and marketing organizations. Actions under the 2018 Projects were substantially completed as of the end of 2020.

During the nine months ended September 30, 2021, we incurred additional legal costs related to a facility closure, partially offset by reduced severance costs.

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2018 Projects were as follows:

In thousands	Total Expected Costs at September 30, 2021	Costs Recognized in Prior Periods	Costs Recognized During the Nine Months Ended September 30, 2021	Expected Remaining Costs to be Recognized at September 30, 2021
Employee severance costs	$59,229	$63,173	$(3,944)	$—
Asset impairments & net loss (gain) on sale or disposal	3,788	2,786	1,002	—
Other restructuring costs	19,752	15,217	3,885	650
Total	$82,769	$81,176	$943	$650

The following table summarizes the activity within the restructuring-related balance sheet accounts for the 2020 Projects and 2018 Projects during the nine months ended September 30, 2021:

In thousands	Accrued Employee Severance	Asset Impairments & Net Loss (Gain) on Sale or Disposal	Other Accrued Costs	Total
Beginning balance, January 1, 2021	$70,005	$—	$2,621	$72,626
Costs charged to expense	(7,586)	951	5,805	(830)
Cash payments	(16,431)	—	(4,725)	(21,156)
Cash receipts	—	2,007	—	2,007
Net assets disposed and impaired	—	(2,958)	—	(2,958)
Effect of change in exchange rates	(2,377)	—	(47)	(2,424)
Ending balance, September 30, 2021	$43,611	$—	$3,654	$47,265

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

The current portions of restructuring liabilities were $28.7 million and $31.7 million as of September 30, 2021 and December 31, 2020 and are classified within other current liabilities on the Consolidated Balance Sheets. The long-term portions of restructuring liabilities were $18.6 million and $40.9 million as of September 30, 2021 and December 31, 2020. The long-term portions of restructuring liabilities are classified within other long-term obligations on the Consolidated Balance Sheet and includes severance accruals and facility exit costs.

Note 13:    Shareholders' Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock would be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at September 30, 2021 or December 31, 2020.

Issuance of Common Stock
On March 12, 2021, we closed the sale of 4,472,222 shares of our common stock in a public offering, resulting in net proceeds to us of approximately $389.4 million, after deducting underwriters’ discounts of the offering.

Convertible Note Hedge Transactions
We paid an aggregate amount of $84.1 million for the Convertible Note Hedge Transactions. The Convertible Note Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those in the Convertible Notes, approximately 3.7 million shares of our common stock, the same number of shares initially underlying the Convertible Notes, at a strike price of approximately $126.00, subject to customary adjustments. The Convertible Note Hedge Transactions will expire upon the maturity of the Convertible Notes, subject to earlier exercise or termination. The Convertible Note Hedge Transactions are expected generally to reduce the potential dilutive effect of the conversion of our Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted notes, as the case may be, in the event the price per share of our common stock, as measured under the terms of the Convertible Note Hedge Transactions, is greater than the strike price of the Convertible Note Hedge Transactions. The Convertible Note Hedge Transactions meet the criteria in ASC 815-40 to be classified within Stockholders' Equity, therefore the Convertible Note Hedge Transactions are not revalued after their issuance.

We made a tax election to integrate the Convertible Notes and the call options. We are retaining the identification statements in our books and records, together with a schedule providing the accruals on the synthetic debt instruments. The accounting impact of this tax election makes the call options deductible as original issue discount for tax purposes over the term of the Convertible Note, and results in a $20.6 million deferred tax asset recognized through equity.

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

Accumulated Other Comprehensive Income (Loss)
The changes in the components of AOCI, net of tax, were as follows:

In thousands	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Benefit Obligation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2020	$(157,999)	$(723)	$(14,380)	$(31,570)	$(204,672)
OCI before reclassifications	(147)	(4,727)	—	(1,151)	(6,025)
Amounts reclassified from AOCI	52,074	2,570	—	2,040	56,684
Total other comprehensive income (loss)	51,927	(2,157)	—	889	50,659
Balances at September 30, 2020	$(106,072)	$(2,880)	$(14,380)	$(30,681)	$(154,013)

Balances at January 1, 2021	$(84,843)	$(1,621)	$(14,380)	$(37,682)	$(138,526)
OCI before reclassifications	(17,118)	1,085	—	—	(16,033)
Amounts reclassified from AOCI	—	733	—	2,087	2,820
Total other comprehensive income (loss)	(17,118)	1,818	—	2,087	(13,213)
Balances at September 30, 2021	$(101,961)	$197	$(14,380)	$(35,595)	$(151,739)

The before-tax, income tax (provision) benefit, and net-of-tax amounts related to each component of OCI were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2021	2020	2021	2020
Before-tax amount
Foreign currency translation adjustment	$(7,827)	$15,521	$(16,941)	$(387)
Foreign currency translation adjustment reclassified to net income (loss) on sale of business	—	(14)	—	52,074
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	478	(2,887)	1,103	(5,228)
Net hedging (gain) loss reclassified to net income (loss)	32	2,879	1,200	2,588
Net unrealized gain (loss) on defined benefit plans	—	(893)	—	(812)
Net defined benefit plan (gain) loss reclassified to net income (loss)	698	499	2,121	1,439
Total other comprehensive income (loss), before tax	$(6,619)	$15,105	$(12,517)	$49,674

Tax (provision) benefit
Foreign currency translation adjustment	$63	$(1,533)	$(177)	$240
Foreign currency translation adjustment reclassified to net income (loss) on sale of business	—	—	—	—
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	—	74	(18)	501
Net hedging (gain) loss reclassified to net income (loss)	—	(67)	(467)	(18)
Net unrealized gain (loss) on defined benefit plans	—	(341)	—	(339)
Net defined benefit plan (gain) loss reclassified to net income (loss)	(11)	576	(34)	601
Total other comprehensive income (loss) tax (provision) benefit	$52	$(1,291)	$(696)	$985

Net-of-tax amount
Foreign currency translation adjustment	$(7,764)	$13,988	$(17,118)	$(147)
Foreign currency translation adjustment reclassified to net income (loss) on sale of business	—	(14)	—	52,074
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	478	(2,813)	1,085	(4,727)
Net hedging (gain) loss reclassified to net income (loss)	32	2,812	733	2,570
Net unrealized gain (loss) on defined benefit plans	—	(1,234)	—	(1,151)
Net defined benefit plan (gain) loss reclassified to net income (loss)	687	1,075	2,087	2,040
Total other comprehensive income (loss), net of tax	$(6,567)	$13,814	$(13,213)	$50,659

Note 14:    Fair Value of Financial Instruments

The fair values at September 30, 2021 and December 31, 2020 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	September 30, 2021		December 31, 2020
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit facility
USD denominated term loan	$—	$—	$532,625	$520,347
Multicurrency revolving line of credit	—	—	—	—
Senior notes	—	—	388,311	410,000
Convertible notes	449,629	434,130	—	—

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

Segment Products

Device Solutions – This segment primarily includes hardware products used for measurement, control, or sensing that do not have communications capability embedded for use with our broader Itron systems, i.e., hardware-based products not part of a complete end-to-end solution. Examples from the Device Solutions portfolio include: standard endpoints that are shipped without Itron communications, such as our standard gas, electricity, and water meters for a variety of global markets and adhering to regulations and standards within those markets, as well as our heat and allocation products; communicating meters that are not a part of an Itron end-to-end solution such as Smart Spec meters and the implementation and installation of non-communicating devices, such as gas regulators.

Networked Solutions – This segment primarily includes a combination of communicating devices (e.g., smart meters, modules, endpoints, and sensors), network infrastructure, and associated application software designed and sold as a complete solution for acquiring and transporting robust application-specific data. Networked Solutions includes products and software for the implementation, installation, and management of communicating devices and data networks. Examples from the Networked

Solutions portfolio include: communicating measurement, control, or sensing endpoints such as our Itron® OpenWay® Centron and Riva meters, Itron traditional ERT® technology, Intelis smart gas meters, 500G gas communication modules, 500W water communication modules; GenX networking infrastructure products and network interface cards (NICs); Smart City control and management software; Distribution Automation bridge devices, and specific network control and management software applications. The Industrial Internet of Things (IIoT) solutions supported by this segment include automated meter reading (AMR), advanced metering infrastructure (AMI), smart grid and distribution automation, smart street lighting and an ever-growing set of smart city applications such as traffic management, smart parking, air quality monitoring, electric vehicle charging, customer engagement, digital signage, acoustic (e.g., gunshot) detection, and leak detection and mitigation for both gas and water systems. Our IIoT platform allows all of these industry and smart city applications to be run and managed on a single, multi-purpose network.

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

Revenues, gross profit, and operating income associated with our operating segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2021	2020	2021	2020
Product revenues
Device Solutions	$149,830	$174,039	$480,808	$501,157
Networked Solutions	242,527	282,677	736,397	898,465
Outcomes	18,590	13,942	48,265	38,158
Total Company	$410,947	$470,658	$1,265,470	$1,437,780

Service revenues
Device Solutions	$2,404	$2,089	$7,174	$6,415
Networked Solutions	31,971	23,982	91,473	73,519
Outcomes	41,627	43,455	131,818	130,479
Total Company	$76,002	$69,526	$230,465	$210,413

Total revenues
Device Solutions	$152,234	$176,128	$487,982	$507,572
Networked Solutions	274,498	306,659	827,870	971,984
Outcomes	60,217	57,397	180,083	168,637
Total Company	$486,949	$540,184	$1,495,935	$1,648,193

Gross profit
Device Solutions	$22,480	$20,528	$85,228	$64,843
Networked Solutions	89,915	102,295	298,627	332,368
Outcomes	22,568	20,428	68,027	56,123
Total Company	$134,963	$143,251	$451,882	$453,334

Operating income (loss)
Device Solutions	$12,095	$11,017	$53,784	$28,095
Networked Solutions	61,150	71,404	205,071	237,466
Outcomes	11,774	12,044	34,647	29,468
Corporate unallocated	(80,856)	(118,445)	(265,331)	(338,026)
Total Company	4,163	(23,980)	28,171	(42,997)
Total other income (expense)	(4,037)	(13,063)	(42,465)	(35,020)
Income (loss) before income taxes	$126	$(37,043)	$(14,294)	$(78,017)

For the three and nine months ended September 30, 2021 and the three months ended September 30, 2020, no customer represented more than 10% of total company revenue. During the nine months ended September 30, 2020, one customer represented 11% of total company revenues.

Revenues by region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2021	2020	2021	2020
United States and Canada	$323,784	$354,841	$957,993	$1,110,028
Europe, Middle East, and Africa	126,548	156,810	437,768	431,593
Asia Pacific and Latin America(1)	36,617	28,533	100,174	106,572
Total Company	$486,949	$540,184	$1,495,935	$1,648,193
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

Depreciation expense is allocated to the operating segments based upon each segment's use of the assets. All amortization expense is recognized within Corporate unallocated. Depreciation and amortization of intangible assets expense associated with our operating segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2021	2020	2021	2020
Device Solutions	$5,911	$5,926	$17,708	$18,423
Networked Solutions	4,274	4,377	12,801	12,447
Outcomes	1,068	1,327	3,431	4,132
Corporate unallocated	10,080	12,446	30,312	37,304
Total Company	$21,333	$24,076	$64,252	$72,306

Note 16: Revenues

A summary of significant net changes in the contract assets and the contract liabilities balances during the period is as follows:

In thousands	Contract Liabilities, Less Contract Assets
Beginning balance, January 1, 2021	$98,388
Revenues recognized from beginning contract liability	(95,096)
Cumulative catch-up adjustments	16,722
Increases due to amounts collected or due	215,549
Revenues recognized from current period increases	(136,122)
Other	(908)
Ending balance, September 30, 2021	$98,533

On January 1, 2021, total contract assets were $49.8 million and total contract liabilities were $148.2 million. On September 30, 2021, total contract assets were $35.3 million and total contract liabilities were $133.8 million. The contract assets primarily relate to contracts that include a retention clause and allocations related to contracts with multiple performance obligations. The contract liabilities primarily relate to deferred revenue, such as extended warranty and maintenance cost. The cumulative catch-up adjustments relate to contract modifications, measure-of-progress changes, and changes in the estimate of the transaction price.

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

Total transaction price allocated to remaining performance obligations related to contracts is approximately $1.3 billion for the next twelve months and approximately $1.5 billion for periods longer than 12 months. The total remaining performance obligations consist of product and service components. The service component relates primarily to maintenance agreements for which customers pay a full year's maintenance in advance, and service revenues are generally recognized over the service period. Total transaction price allocated to remaining performance obligations also includes our extended warranty contracts, for which revenue is recognized over the warranty period, and hardware, which is recognized as units are delivered. The estimate of when remaining performance obligations will be recognized requires significant judgment.

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

In January 2021, we agreed to extend the payment terms on the remaining outstanding working capital balance of $18.4 million. Accell had agreed to make monthly payments, including interest, through September 2022, under which we received full payments for January through March and partial payments in April and May (totaling $3.8 million including $0.7 million in interest). In July 2021, we received a revised payment plan for the remaining working capital note receivable, as well as the other deferred transaction receivables. Based on Accell's failure to make timely payments, continued requests to defer payments significantly beyond the original maturity of the working capital note, and the unfavorable impact of the COVID-19 pandemic on the Latin American markets, we determined to fully reserve the working capital and other deferred receivables, recognizing an additional loss on sale of business of $24.7 million during the second quarter of 2021.

Note 18:    Subsequent Events

Business Acquisition
Subsequent to September 30, 2021, we completed the acquisition of 100% of the shares of SELC Group Limited (SELC), a private limited company incorporated in Ireland, on October 12, 2021. SELC was previously a technology supplier to Itron. The acquisition provides value to Itron through the leverage of SELC’s streetlight controls technology coupled with Itron’s Smart Cities network and software platform. The acquisition will increase the pace of Smart City growth and innovation within Itron’s Networked Solutions business for the benefit of our customers. The purchase was funded through cash on hand and resulted in immaterial additions of intangible assets and goodwill.

Sale of Business
On November 2, 2021, Itron entered into a definitive securities and asset purchase agreement to sell certain of its Gas device manufacturing and business operations in Europe and North America to Dresser Utility Solutions (Dresser). The sale includes one German subsidiary – Itron GmbH along with its business operations, personnel, and the owned manufacturing facility in Karlsruhe; the business operations, personnel, and assets associated with the leased manufacturing facility in Argenteuil, France; and the business and manufacturing assets maintained at one of our contract manufacturers in North America. The sale of these assets and operations is part of Itron’s continued strategy to improve profitability and focus on growing its higher value businesses throughout the world.

Based on the sales price and the net assets of the businesses sold, Itron concluded on November 2, 2021 that it will recognize a pre-tax loss with a range of $30-40 million upon closure of the sale, which is expected in the first half of 2022. The impairment is driven primarily by the required recognition of $58-62 million in foreign currency translation losses accumulated since the acquisition of the German subsidiary in 2007. The base sale price of this divestiture is $75 million, with adjustments for (1) pension liabilities assumed by Dresser for the active employees estimated at $12-13 million and (2) the final working capital balance, which will be determined as of the close date, and, if the balance is outside the targeted amount, the difference will be settled shortly thereafter. Net assets of the businesses, including allocated goodwill, are $35-40 million. Cash proceeds from the sale are currently estimated at $62-63 million.

Restructuring Plan Associated with Sale of Business
On October 29, 2021, the Board of Directors of Itron approved a restructuring plan (the 2021 Projects). The 2021 Projects include activities, in conjunction with the announcement of the sale of certain of our Gas device manufacturing operations, which drive reductions in certain locations and functional support areas. These projects are to be substantially complete by the end of 2024. Itron estimates pre-tax restructuring charges of $65-75 million. Of the total estimated charge, approximately $60-65 million will result in cash expenditures, and the remainder to non-cash impairment charges. The majority of the expense will be recognized during the fourth quarter of 2021. Once the 2021 Projects are substantially completed, Itron estimates $15-20 million in annualized savings. Certain of Itron’s employees are represented by unions or works councils, which requires consultation, and potential restructuring projects may be subject to regulatory approval, both of which could impact the timing of planned savings in certain jurisdictions.

Approval of Share Repurchase Program
Effective November 1, 2021, the Board of Directors of Itron authorized a new share repurchase program of up to $100 million of Itron’s common stock over a 18-month period. Repurchases will be made in the open market and pursuant to the terms of any Rule 10b5-1 plans that Itron may enter into, and in accordance with applicable securities laws. The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.

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

Device Solutions – This segment primarily includes hardware products used for measurement, control, or sensing that do not have communications capability embedded for use with our broader Itron systems, i.e., hardware-based products not part of a complete end-to-end solution. Examples from the Device Solutions portfolio include: standard endpoints that are shipped without Itron communications, such as our standard gas, electricity, and water meters for a variety of global markets and adhering to regulations and standards within those markets, as well as our heat and allocation products; communicating meters that are not a part of an Itron end-to-end solution such as Smart Spec meters and the implementation and installation of non-communicating devices, such as gas regulators.

Networked Solutions – This segment primarily includes a combination of communicating devices (e.g., smart meters, modules, endpoints, and sensors), network infrastructure, and associated application software designed and sold as a complete solution for acquiring and transporting robust application-specific data. Networked Solutions includes products and software for the implementation, installation, and management of communicating devices and data networks. Examples from the Networked Solutions portfolio include: communicating measurement, control, or sensing endpoints such as our Itron® OpenWay® Centron and Riva meters, Itron traditional ERT® technology, Intelis smart gas meters, 500G gas communication modules, 500W water communication modules; GenX networking infrastructure products and network interface cards (NICs); Smart City control and management software; Distribution Automation bridge devices, and specific network control and management software applications. The Industrial Internet of Things (IIoT) solutions supported by this segment include automated meter reading (AMR), advanced metering infrastructure (AMI), smart grid and distribution automation, smart street lighting and an ever-growing set of smart city applications such as traffic management, smart parking, air quality monitoring, electric vehicle charging, customer engagement, digital signage, acoustic (e.g., gunshot) detection, and leak detection and mitigation for both gas and water systems. Our IIoT platform allows all of these industry and smart city applications to be run and managed on a single, multi-purpose network.

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

Refer to the Non-GAAP Measures section below on pages 49-51 for information about these non-GAAP measures and the detailed reconciliation of items that impacted free cash flow, non-GAAP operating expense, non-GAAP operating income, non-GAAP net income, adjusted EBITDA, and non-GAAP diluted EPS in the presented periods.

Total Company Highlights

Highlights and significant developments for the three months ended September 30, 2021 compared with the three months ended September 30, 2020
•Revenues were $486.9 million compared with $540.2 million in 2020, a decrease of $53.2 million, or 10%
•Gross margin was 27.7%, compared with 26.5% in 2020
•Operating expenses decreased $36.4 million, or 22%, compared with 2020
•Net loss attributable to Itron, Inc. was $1.9 million compared with net loss of $25.4 million in 2020
•GAAP diluted EPS increased by $0.59 to a diluted loss per share of $0.04 in 2021
•Non-GAAP net income attributable to Itron, Inc. was $9.5 million compared with $24.6 million in 2020
•Non-GAAP diluted EPS was $0.21, a decrease of $0.40 compared with 2020
•Adjusted EBITDA was $26.1 million compared with $39.7 million in 2020
•Total backlog was $3.4 billion and twelve-month backlog was $1.4 billion at September 30, 2021, compared with $2.8 billion and $1.1 billion at September 30, 2020

Highlights and significant developments for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020
•Revenues were $1.5 billion compared with $1.6 billion in 2020, a decrease of $152.3 million, or 9%
•Gross margin was 30.2% compared with 27.5% in 2020
•Operating expenses decreased $72.6 million, or 15%, compared with 2020
•Net loss attributable to Itron, Inc. was $22.4 million, compared with net loss of $79.5 million in 2020
•GAAP diluted EPS increased by $1.47 to a diluted loss per share of $0.51 in 2021
•Non-GAAP net income attributable to Itron, Inc. was $44.0 million compared with $48.9 million in 2020
•Non-GAAP diluted EPS was $0.99, a decrease of $0.22 compared with 2020
•Adjusted EBITDA was $112.0 million compared with $122.9 million in 2020

2018 Credit Facility
On August 12, 2021, we fully paid the remaining balance of $31.1 million on the term loan. At September 30, 2021, there were no outstanding loan balances under the 2018 Credit Facility.

Business Acquisition
Subsequent to September 30, 2021, Itron, through its subsidiary Itron Management Services Ireland, Limited, completed the acquisition of 100% of the shares of SELC Group Limited (SELC), a private limited company incorporated in Ireland since 2014, from Sensus Metering Systems (LUXCO3) S.ár.l on October 12, 2021. SELC was previously a technology supplier to Itron. The acquisition provides value to Itron through the leverage of SELC’s streetlight controls technology coupled with Itron’s Smart Cities network and software platform. The acquisition will increase the pace of Smart City growth and innovation within Itron’s Networked Solutions business for the benefit of our customers. The purchase was funded through cash on hand.

Sale of Business
On November 2, 2021, Itron entered into a definitive securities and asset purchase agreement to sell certain of its Gas device manufacturing and business operations in Europe and North America to Dresser Utility Solutions (Dresser). The sale includes one German subsidiary – Itron GmbH along with its business operations, personnel, and the owned manufacturing facility in Karlsruhe; the business operations, personnel, and assets associated with the leased manufacturing facility in Argenteuil, France; and the business and manufacturing assets maintained at one of our contract manufacturers in North America. The sale of these assets and operations is part of Itron’s continued strategy to improve profitability and focus on growing its higher value businesses throughout the world.

Based on the sales price and the net assets of the businesses sold, Itron concluded on November 2, 2021 that it will recognize a pre-tax loss with a range of $30-40 million upon closure of the sale, which is expected in the first half of 2022. The impairment is driven primarily by the required recognition of $58-62 million in foreign currency translation losses accumulated since the acquisition of the German subsidiary in 2007. The base sale price of this divestiture is $75 million, with adjustments for (1) pension liabilities assumed by Dresser for the active employees estimated at $12-13 million and (2) the final working capital balance, which will be determined as of the close date, and, if the balance is outside the targeted amount, the difference will be settled shortly thereafter. Net assets of the businesses, including allocated goodwill, are $35-40 million. Cash proceeds from the sale are currently estimated at $62-63 million.

Restructuring Plan Associated with Sale of Business
On October 29, 2021, the Board of Directors of Itron approved a restructuring plan (the 2021 Projects). The 2021 Projects include activities, in conjunction with the announcement of the sale of certain of our Gas device manufacturing operations, which drive reductions in certain locations and functional support areas. These projects are to be substantially complete by the end of 2024. Itron estimates pre-tax restructuring charges of $65-75 million. Of the total estimated charge, approximately $60-65 million will result in cash expenditures, and the remainder to non-cash impairment charges. The majority of the expense will be recognized during the fourth quarter of 2021. Once the 2021 Projects are substantially completed, Itron estimates $15-20 million in annualized savings. Certain of Itron’s employees are represented by unions or works councils, which requires consultation, and potential restructuring projects may be subject to regulatory approval, both of which could impact the timing of planned savings in certain jurisdictions.

Approval of Share Repurchase Program
Effective November 1, 2021, the Board of Directors of Itron authorized a new share repurchase program of up to $100 million of Itron’s common stock over an 18-month period. Repurchases will be made in the open market and pursuant to the terms of any Rule 10b5-1 plans that Itron may enter into, and in accordance with applicable securities laws. The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.

Impact of COVID-19 and Supply Chain Challenges
The COVID-19 pandemic has had global economic impacts including disrupting customer demand and global supply chains, resulting in market volatility. The extent of the recent pandemic and its ongoing impact on our operations is volatile, but is being monitored closely by our management. During portions of the first half of 2020 certain of our European factories were closed due to government actions and local conditions, and any further closures that may be imposed on us could impact our results for 2021. New variants of the virus may cause previously lifted restrictions to be reinstated, which could result in more disruptions. Incremental costs we have incurred related to COVID-19, such as personal protective equipment, increased cleaning and sanitizing of our facilities, and other such items, have not been material to date. As economies have reopened, global supply chains have struggled to keep pace with rapidly changing demand. The resulting supply constraints have manifested across a variety of areas including mechanical, electrical and logistics portions of the supply chain, which has impacted our ability to ship products in a timely manner. In particular, our ability to obtain adequate supply of semiconductor components has impacted our ability to service recovering customer demand. While the current imbalance in supply and demand is temporal, the timeline to recovery is uncertain. Efforts are ongoing with suppliers to increase supply, including the approval of alternate sources. At this time, we have not identified any significant decrease in long-term customer demand for our products and services. However, certain of our customer projects have experienced delay in deliveries, with originally forecasted 2021 revenue pushed to future periods. For more information on risks associated with the COVID-19 pandemic, please see our risk in Part I, Item 1A, Risk Factors in our 2020 Annual Report.

The COVID-19 pandemic remains a rapidly evolving situation with varying impacts on the locations in which we do business. Changes in the mix of earnings or losses from our different geographical operations, as well as any future enactment of tax legislation and other factors, may result in more volatile quarterly and annual effective tax rates. The detrimental impacts to financial results may be partially offset by financial assistance from the U.S. or the municipalities in which we operate, including employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 pandemic. Other benefits, including options to defer payroll tax payments and additional deductions, resulted in reduced cash costs in 2020, but will increase cash outlays during the fourth quarter of 2021 and into 2022.

Total Company GAAP and Non-GAAP Highlights and Unit Shipments:

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands, except margin and per share data	2021	2020	% Change	2021	2020	% Change
GAAP
Revenues
Product revenues	$410,947	$470,658	(13)%	$1,265,470	$1,437,780	(12)%
Service revenues	76,002	69,526	9%	230,465	210,413	10%
Total revenues	486,949	540,184	(10)%	1,495,935	1,648,193	(9)%

Gross profit	134,963	143,251	(6)%	451,882	453,334	—%
Operating expenses	130,800	167,231	(22)%	423,711	496,331	(15)%
Operating income (loss)	4,163	(23,980)	NM	28,171	(42,997)	NM
Other income (expense)	(4,037)	(13,063)	(69)%	(42,465)	(35,020)	21%
Income tax benefit (provision)	(1,136)	11,985	NM	(5,581)	(366)	NM
Net loss attributable to Itron, Inc.	(1,869)	(25,357)	(93)%	(22,389)	(79,475)	(72)%

Non-GAAP(1)
Non-GAAP operating expenses	$118,609	$113,554	4%	$369,721	$364,788	1%
Non-GAAP operating income	16,354	29,697	(45)%	82,161	88,546	(7)%
Non-GAAP net income attributable to Itron, Inc.	9,452	24,634	(62)%	44,043	48,929	(10)%
Adjusted EBITDA	26,123	39,684	(34)%	111,982	122,858	(9)%

GAAP Margins and Earnings Per Share
Gross margin
Product gross margin	25.5%	23.9%		28.2%	25.4%
Service gross margin	39.7%	44.4%		41.4%	41.7%
Total gross margin	27.7%	26.5%		30.2%	27.5%

Operating margin	0.9%	(4.4)%		1.9%	(2.6)%
Net loss per common share - Basic	$(0.04)	$(0.63)		$(0.51)	$(1.98)
Net loss per common share - Diluted	$(0.04)	$(0.63)		$(0.51)	$(1.98)

Non-GAAP Earnings Per Share(1)
Non-GAAP diluted EPS	$0.21	$0.61		$0.99	$1.21
(1)These measures exclude certain expenses that we do not believe are indicative of our core operating results. See pages 49-51 for information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

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

A summary of our endpoints under management is as follows:

	September 30,
Units in thousands	2021	2020
Endpoints under management	78,487	74,652

Results of Operations

Revenues and Gross Margin

The actual results of and effects of changes in foreign currency exchange rates on revenues and gross profit were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended September 30,
In thousands	2021	2020
Total Company
Revenues	$486,949	$540,184	$4,157	$(57,392)	$(53,235)
Gross profit	134,963	143,251	557	(8,845)	(8,288)

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Nine Months Ended September 30,
In thousands	2021	2020
Total Company
Revenues	$1,495,935	$1,648,193	$37,455	$(189,713)	$(152,258)
Gross profit	451,882	453,334	4,684	(6,136)	(1,452)

Revenues - Three months ended September 30, 2021 vs. Three months ended September 30, 2020
Total revenues decreased $53.2 million, or 10%, compared with the same period in 2020. We have been unfavorably impacted by COVID-19 related global component constraints, which limited our ability to fulfill customer demand. Product revenues decreased by $59.7 million, while service revenues increased $6.5 million. Device Solutions decreased by $23.9 million; Networked Solution decreased by $32.2 million; and Outcomes increased by $2.8 million when compared with the same period last year. Changes in exchange rates favorably impacted total revenues by $4.2 million, of which $2.5 million favorably impacted Device Solutions.

Revenues - Nine months ended September 30, 2021 vs. Nine Months Ended September 30, 2020
Total revenues decreased $152.3 million, or 9%, compared with the same period in 2020. We have been unfavorably impacted by the timing of customer projects and COVID-19, particularly global component constraints, which limited our ability to fulfill customer demand. Product revenues decreased by $172.3 million, while service revenues increased by $20.1 million. Device Solutions decreased by $19.6 million; Networked Solutions decreased by $144.1 million; and Outcomes increased by

$11.4 million when compared with the same period last year. Changes in exchange rates favorably impacted total revenues by $37.5 million, of which $25.7 million favorably impacted Device Solutions.

Gross Margin - Three months ended September 30, 2021 vs. Three months ended September 30, 2020
Gross margin was 27.7%, compared with 26.5% in 2020. We were favorably impacted by product and solution mix and manufacturing efficiencies in 2021 compared with 2020, which was more unfavorably impacted by COVID-19. Product sales gross margin increased to 25.5%, compared with 23.9% in 2020. Gross margin on service revenues decreased to 39.7%, compared with 44.4% in 2020.

Gross Margin - Nine months ended September 30, 2021 vs. Nine Months Ended September 30, 2020
Gross margin was 30.2%, compared with 27.5% in 2020. We were favorably impacted by product and solution mix and operating efficiencies in 2021 compared with 2020, which was more unfavorably impacted by COVID-19. Product sales gross margin increased to 28.2%, compared with 25.4% in 2020, and gross margin on service revenues decreased to 41.4%, compared with 41.7% in 2020.

Refer to Operating Segment Results section below for further detail on total company revenues and gross margin.

Operating Expenses

The actual results of and effects of changes in foreign currency exchange rates on operating expenses were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended September 30,
In thousands	2021	2020
Total Company
Sales, general and administrative	$71,838	$64,982	$262	$6,594	$6,856
Research and development	46,889	46,224	90	575	665
Amortization of intangible assets	8,944	11,183	46	(2,285)	(2,239)
Restructuring	958	44,462	(3)	(43,501)	(43,504)
Loss on sale of business	2,171	380	(159)	1,950	1,791
Total operating expenses	$130,800	$167,231	$236	$(36,667)	$(36,431)

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Nine Months Ended September 30,
In thousands	2021	2020
Total Company
Sales, general and administrative	$221,974	$215,018	$5,960	$996	$6,956
Research and development	147,379	148,999	1,864	(3,484)	(1,620)
Amortization of intangible assets	26,914	33,488	384	(6,958)	(6,574)
Restructuring	(830)	41,531	(250)	(42,111)	(42,361)
Loss on sale of business	28,274	57,295	3,502	(32,523)	(29,021)
Total operating expenses	$423,711	$496,331	$11,460	$(84,080)	$(72,620)

Operating expenses decreased $36.4 million for the third quarter of 2021 as compared with the same period in 2020. This was primarily the result of a reduction of $43.5 million in restructuring due to a new plan announced in 2020.

Operating expenses decreased $72.6 million for the nine months ended September 30, 2021 as compared with the same period in 2020. This was primarily the result of $42.4 million in lower restructuring costs due to the new plan announced in 2020 and $29.0 million decrease in the loss on sale of business.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
In thousands	2021	2020		2021	2020
Interest income	$352	$354	(1)%	$1,326	$2,165	(39)%
Amortization of prepaid debt fees	(1,949)	(1,016)	92%	(17,383)	(3,029)	NM
Other interest expense	(679)	(9,794)	(93)%	(9,724)	(30,742)	(68)%
Interest expense	(2,628)	(10,810)	(76)%	(27,107)	(33,771)	(20)%
Other income (expense), net	(1,761)	(2,607)	(32)%	(16,684)	(3,414)	NM
Total other income (expense)	$(4,037)	$(13,063)	(69)%	$(42,465)	$(35,020)	21%

Total other income (expense) for the three and nine months ended September 30, 2021 was a net expense of $4.0 million and $42.5 million, compared with net expense of $13.1 million and $35.0 million in the same period in 2020.

The lower total expense for the three months ended September 30, 2021, as compared with the same period in 2020, was primarily driven by repayment of all interest bearing debt, except $31.1 million of the term loan, prior to the start of the third quarter of 2021.

The higher total expense for the nine months ended September 30, 2021, as compared with the same period in 2020, was primarily driven by a $14.3 million increase related to a write-off of prepaid debt fees in 2021 associated with the repayment of senior subordinated notes and the term loan as well as increased amortization, and a $11.7 million charge related to the 2021 extinguishment of debt that is included in other income (expense). The increase was partially offset by lower interest costs of $9.6 million for the senior subordinated notes, $7.4 million for the term loan, and $3.8 million for the revolving credit.

Income Tax Provision

For the three and nine months ended September 30, 2021, our income tax expense was $1.1 million and $5.6 million, respectively, compared with income tax expense (benefit) of $(12.0) million and $0.4 million for the same period in 2020. Our tax rate for the three and nine months ended September 30, 2021 of 902% and (39)%, differed from the federal statutory rate of 21% due to losses in jurisdictions for which no benefit is recognized because of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, a benefit related to stock-based compensation, uncertain tax positions, and reserves recognized on deferred purchase price receivables. Our tax rate for the three and nine months ended September 30, 2020 of 32% and 0% differed from the federal statutory rate of 21% primarily due to a significant loss recognized in the second quarter for the divestiture of the majority of our Latin American business activities. This loss was recognized for tax as a discrete item and resulted in no tax benefit. A discrete tax benefit was recognized in the third quarter for $10.1 million related to the release of a valuation allowance on U.S. foreign tax credit deferred tax assets. This release was triggered by the carryforward of tax attributes due to the filing of amended tax returns in the third quarter. Other rate drivers include losses in jurisdictions for which no benefit is recognized because of valuation allowances on deferred tax assets as well as the forecasted mix of earnings in domestic and international jurisdictions, a benefit related to stock-based compensation, and uncertain tax positions.

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

Operating Segment Results

For a description of our operating segments, refer to Item 1: Financial Statements (Unaudited), Note 15: Segment Information included in this Quarterly Report on Form 10-Q. The following tables and discussion highlight significant changes in trends or components of each operating segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands	2021	2020	% Change		2021	2020	% Change
Segment revenues
Device Solutions	$152,234	$176,128	(14)%		$487,982	$507,572	(4)%
Networked Solutions	274,498	306,659	(10)%		827,870	971,984	(15)%
Outcomes	60,217	57,397	5%		180,083	168,637	7%
Total revenues	$486,949	$540,184	(10)%		$1,495,935	$1,648,193	(9)%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
In thousands	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment gross profit and margin
Device Solutions	$22,480	14.8%	$20,528	11.7%	$85,228	17.5%	$64,843	12.8%
Networked Solutions	89,915	32.8%	102,295	33.4%	298,627	36.1%	332,368	34.2%
Outcomes	22,568	37.5%	20,428	35.6%	68,027	37.8%	56,123	33.3%
Total gross profit and margin	$134,963	27.7%	$143,251	26.5%	$451,882	30.2%	$453,334	27.5%

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands	2021	2020	% Change		2021	2020	% Change
Segment operating expenses
Device Solutions	$10,385	$9,511	9%		$31,444	$36,748	(14)%
Networked Solutions	28,765	30,891	(7)%		93,556	94,902	(1)%
Outcomes	10,794	8,384	29%		33,380	26,655	25%
Corporate unallocated	80,856	118,445	(32)%		265,331	338,026	(22)%
Total operating expenses	$130,800	$167,231	(22)%		$423,711	$496,331	(15)%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
In thousands	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment operating income (loss) and operating margin
Device Solutions	$12,095	7.9%	$11,017	6.3%	$53,784	11.0%	$28,095	5.5%
Networked Solutions	61,150	22.3%	71,404	23.3%	205,071	24.8%	237,466	24.4%
Outcomes	11,774	19.6%	12,044	21.0%	34,647	19.2%	29,468	17.5%
Corporate unallocated	(80,856)	NM	(118,445)	NM	(265,331)	NM	(338,026)	NM
Total operating income (loss) and operating margin	$4,163	0.9%	$(23,980)	(4.4)%	$28,171	1.9%	$(42,997)	(2.6)%

Device Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Device Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended September 30,
In thousands	2021	2020
Device Solutions Segment
Revenues	$152,234	$176,128	$2,514	$(26,408)	$(23,894)
Gross profit	22,480	20,528	231	1,721	1,952
Operating expenses	10,385	9,511	31	843	874

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Nine Months Ended September 30,
In thousands	2021	2020
Device Solutions Segment
Revenues	$487,982	$507,572	$25,740	$(45,330)	$(19,590)
Gross profit	85,228	64,843	2,073	18,312	20,385
Operating expenses	31,444	36,748	710	(6,014)	(5,304)

Revenues - Three months ended September 30, 2021 vs. Three months ended September 30, 2020
Revenues decreased $23.9 million, or 14%. Changes in foreign currency exchange rates favorably impacted revenues by $2.5 million. Revenue was unfavorably impacted by decreased shipments in Europe, Middle East, and Africa (EMEA) in 2021 compared with 2020 primarily due to global component shortages, which limited our ability to ship all our customer demand.

Revenues - Nine months ended September 30, 2021 vs. Nine months ended September 30, 2020
Revenues decreased $19.6 million, or 4%, compared with 2020. Changes in foreign currency exchange rates favorably impacted revenues by $25.7 million. The first nine months of 2021 were impacted by COVID-19 reduced demand and global component shortages.

Gross Margin - Three months ended September 30, 2021 vs. Three months ended September 30, 2020
For the three months ended September 30, 2021, gross margin was 14.8%, compared with 11.7% for the same period in 2020. The 310 basis point improvement over the prior year was primarily due to favorable product mix and reduced manufacturing inefficiencies related to COVID-19.

Gross Margin - Nine months ended September 30, 2021 vs. Nine months ended September 30, 2020
For the nine months ended September 30, 2021, gross margin was 17.5%, compared with 12.8% for the same period in 2020. The 470 basis point increase over the prior year was primarily due to favorable product mix and reduced manufacturing inefficiencies as 2020 was impacted by COVID-19.

Operating Expenses - Three months ended September 30, 2021 vs. Three months ended September 30, 2020
Operating expenses in 2021 compared with the same period in 2020 increased $0.9 million, or 9%, due to higher sales and marketing and research and development expenses.

Operating Expenses - Nine months ended September 30, 2021 vs. Nine months ended September 30, 2020
Operating expenses decreased $5.3 million, or 14%, for the first nine months of 2021 compared with the same period in 2020. The decrease was primarily a result of lower research and development costs.

Networked Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Networked Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended September 30,
In thousands	2021	2020
Networked Solutions Segment
Revenues	$274,498	$306,659	$973	$(33,134)	$(32,161)
Gross profit	89,915	102,295	(77)	(12,303)	(12,380)
Operating expenses	28,765	30,891	25	(2,151)	(2,126)

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Nine Months Ended September 30,
In thousands	2021	2020
Networked Solutions Segment
Revenues	$827,870	$971,984	$7,784	$(151,898)	$(144,114)
Gross profit	298,627	332,368	977	(34,718)	(33,741)
Operating expenses	93,556	94,902	229	(1,575)	(1,346)

Revenues - Three months ended September 30, 2021 vs. Three months ended September 30, 2020
Revenues decreased $32.2 million, or 10%, compared with 2020. The change was primarily due to global component shortages, which limited our ability to ship all our customer demand, partially offset by customer project timing. Lower product revenue of $40.2 million was partially offset by higher maintenance service revenue of $8.0 million.

Revenues - Nine months ended September 30, 2021 vs. Nine months ended September 30, 2020
Revenues decreased $144.1 million, or 15%, for the first nine months of 2021 compared with the same period in 2020. The change was primarily due to COVID-19 demand impacts and global component shortages, which limited our ability to ship all our customer demand. Lower product revenue of $162.1 million was partially offset by higher maintenance service revenue of $18.0 million.

Gross Margin - Three months ended September 30, 2021 vs. Three months ended September 30, 2020
Gross margin decreased to 32.8% for the period ending September 30, 2021, compared with 33.4% in 2020. The 60 basis point decrease was primarily driven by inefficiencies related to component shortages, partially offset by favorable product mix.

Gross Margin - Nine months ended September 30, 2021 vs. Nine months ended September 30, 2020
Gross margin increased to 36.1% for the 2021 period, compared with 34.2% in 2020. The 190 basis point increase was primarily driven by favorable product mix and reduced manufacturing inefficiencies related to COVID-19, partially offset by inefficiencies related to component shortages.

Operating Expenses - Three months ended September 30, 2021 vs. Three months ended September 30, 2020
Operating expenses decreased $2.1 million, or 7%, for the quarter in 2021, compared with the same period in 2020. The decrease was primarily related to reduced research and development expenses.

Operating Expenses - Nine months ended September 30, 2021 vs. Nine months ended September 30, 2020
Operating expenses decreased $1.3 million, or 1%, for the first nine months of 2021, compared with the same period in 2020. The decrease was primarily driven by a decreased investment in research and development.

Outcomes

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Outcomes segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended September 30,
In thousands	2021	2020
Outcomes Segment
Revenues	$60,217	$57,397	$670	$2,150	$2,820
Gross profit	22,568	20,428	404	1,736	2,140
Operating expenses	10,794	8,384	6	2,404	2,410

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Nine Months Ended September 30,
In thousands	2021	2020
Outcomes Segment
Revenues	$180,083	$168,637	$3,931	$7,515	$11,446
Gross profit	68,027	56,123	1,634	10,270	11,904
Operating expenses	33,380	26,655	72	6,653	6,725

Revenues - Three months ended September 30, 2021 vs. Three months ended September 30, 2020
Revenues increased $2.8 million, or 5%, compared with 2020. This increase was driven by an increase in product sales and software licensing.

Revenues - Nine months ended September 30, 2021 vs. Nine months ended September 30, 2020
Revenues increased $11.4 million, or 7%, for the first nine months of 2021 compared with the same period in 2020. This increase was driven by an increase in software license sales and higher managed and professional services.

Gross Margin - Three months ended September 30, 2021 vs. Three months ended September 30, 2020
Gross margin increased to 37.5% for the third quarter of 2021, compared with 35.6% for the same period last year. The 190 basis point increase was driven by favorable product and services mix and other cost efficiencies.

Gross Margin - Nine months ended September 30, 2021 vs. Nine months ended September 30, 2020
Gross margin increased to 37.8% for the period ending in 2021, compared with 33.3% for last year. The 450 basis point increase was driven by cost efficiencies.

Operating Expenses - Three months ended September 30, 2021 vs. Three months ended September 30, 2020
Operating expenses for the 2021 period increased $2.4 million, compared with the same period last year. The increase was primarily related to increased research and development investment of $2.0 million and higher product marketing expenses of $0.4 million.

Operating Expenses - Nine months ended September 30, 2021 vs. Nine months ended September 30, 2020
Operating expenses for the first nine months of 2021 increased $6.7 million, or 25%, compared with the same period last year. This increase was primarily related to increased research and development investment of $5.2 million and higher product marketing expenses of $1.5 million.

Corporate Unallocated

Corporate Unallocated Expenses - Three months ended September 30, 2021 vs. Three months ended September 30, 2020
Operating expenses not directly associated with an operating segment are classified as Corporate unallocated. These expenses decreased $37.6 million, or 32%, for the three months ended September 30, 2021 compared with the same period in 2020. This was primarily the result of $43.5 million in reduced restructuring charges related to the plan announced in 2020.

Corporate Unallocated Expenses - Nine months ended September 30, 2021 vs. Nine months ended September 30, 2020
For the first nine months of 2021, Corporate unallocated expenses decreased $72.7 million, or 22%, as compared with the same period in 2020. This was primarily the result of decreases of $42.4 million in restructuring related to the plan announced in 2020 and $29.0 million related to the sale of business.

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

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
In millions
September 30, 2021	$395	$3,433	$1,442
June 30, 2021	596	3,530	1,378
March 31, 2021	688	3,421	1,293
December 31, 2020	973	3,259	1,204
September 30, 2020	432	2,795	1,107

Financial Condition

Cash Flow Information

	Nine Months Ended September 30,
In thousands	2021	2020
Net cash provided by operating activities	$141,147	$70,571
Net cash used in investing activities	(21,819)	(33,472)
Net cash (used in) provided by financing activities	(136,808)	402,590
Effect of foreign exchange rate changes on cash and cash equivalents	(762)	(3,426)
Increase (decrease) in cash and cash equivalents	$(18,242)	$436,263

Cash and cash equivalents were $188.7 million at September 30, 2021, compared with $206.9 million at December 31, 2020. The $18.2 million decrease in cash and cash equivalents in the 2021 period was primarily the result of repayment of the term loan and the senior subordinated notes, purchases of equity classified derivative contract, and the acquisitions of property, plant, and equipment, partially offset by proceeds from the convertible senior note and equity offering in March 2021, along with cash flows from operating activities.

Operating activities
Cash provided by operating activities during the nine months in 2021 was $141.1 million compared with $70.6 million during the same period in 2020. The increase was primarily due to lower variable compensation payouts, net cash inflows for working capital, and lower interest payments.

Investing activities
Cash used in investing activities during the nine months in 2021 was $11.7 million lower than in 2020. This decrease in use of cash was primarily related to $8.5 million less purchases of property, plant, and equipment.

Financing activities
Net cash provided by financing activities during the nine months in 2021 was $136.8 million, compared with net cash provided of $402.6 million for the same period in 2020. In March 2021, we received $389.4 million from issuance of common stock related to the equity offering, after deducting underwriters’ discounts of the offering, purchased $84.1 million of the convertible note hedge contracts, and proceeds of $45.3 million from the sale of warrants. Also in March, we entered into the convertible senior notes with gross proceeds of $460 million, which was used to pay off the outstanding term loan balance. In April, we repaid the senior subordinated notes totaling $410 million (including $10 million early repayment premium) with proceeds from the equity offering and cash on hand. For the nine months ended September 30, 2021, we had net repayments of $486.1 million of debt. Cash payments for prepaid debt fees were $12.0 million.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations at September 30, 2021 was a decrease of $0.8 million, compared with a decrease of $3.4 million for the same period in 2020. Our foreign currency exposure relates to non-U.S. dollar denominated balances in our international subsidiary operations.

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

	Nine Months Ended September 30,
In thousands	2021	2020
Net cash provided by operating activities	$141,147	$70,571
Acquisitions of property, plant, and equipment	(27,781)	(36,297)
Free cash flow	$113,366	$34,274

Free cash flow fluctuated primarily as a result of changes in cash provided by operating activities. See the cash flow discussion of operating activities above.

Off-balance sheet arrangements

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at September 30, 2021 and December 31, 2020 that we believe could reasonably likely have a current or future effect on our financial condition, results of operations, or cash flows.

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

Stock Offering
On March 12, 2021, we closed the sale of 4,472,222 shares of our common stock in a public offering, resulting in net proceeds to us of $389.4 million, after deducting underwriters’ discounts of the offering, as well as the sale of the Convertible Notes in a private placement to qualified institutional buyers, resulting in net proceeds to us of $448.5 million after deducting initial purchasers’ discounts of the offering. Concurrently with the issuance of the Convertible Notes, we entered into the Convertible Note Hedge Transactions and Warrant Transactions. For further description of these transactions, refer to Item 1: Financial Statements (Unaudited), Note 6: Debt and Item 1: Financial Statements (Unaudited), Note 7: Derivative Financial Instruments included in this Quarterly Report on Form 10-Q.

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

On March 9, 2021, we submitted a Notice of Redemption to the trustee to redeem all outstanding Senior Notes at a redemption price of 102.50%, in accordance with the indenture governing the Senior Notes, totaling $410 million. As of April 8, 2021, the Senior Notes were fully discharged and no principal or unpaid interest remains outstanding.

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

Silver Spring Networks, Inc. Acquisition
As part of the acquisition of SSNI, we achieved approximately $65 million of annualized savings by the end of the third quarter in 2021. For the nine months ended September 30, 2021, we paid out $1.1 million and we are expecting the remaining cash payment on the integration plan to be paid out in the next 12 months.

Restructuring
On September 17, 2020, our Board of Directors approved a restructuring plan (the 2020 Projects). The 2020 Projects include activities that continue our efforts to optimize its global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects are scheduled to be substantially complete by the end of 2022. At the time of the approval, we estimated pre-tax restructuring charges of $55 million to $65 million. Of the total estimated charge, approximately $35 million to $45 million will result in cash expenditures, and the remainder related to non-cash charges. In the third quarter of 2021, expected remaining costs to be recognized were reduced by $13.0 million due to the removal of a previously planned non-cash cumulative translation adjustment charge, resulting from our recent reassessment of the legal entity and its related operations. The adjusted pre-tax restructuring charge expected would be $42 million to $52 million.
For the nine months ended September 30, 2021, we paid $21.2 million related to all our restructuring projects. As of September 30, 2021, $47.3 million was accrued for these restructuring projects, of which $28.7 million is expected to be paid within the next 12 months.

For further details regarding our restructuring activities, refer to Item 1: Financial Statements (Unaudited), Note 12: Restructuring included in this Quarterly Report on Form 10-Q.

On October 29, 2021, the Board of Directors of Itron approved a restructuring plan (the 2021 Projects). The 2021 Projects include activities, in conjunction with the announcement of the sale of certain of our Gas device manufacturing operations, which drive reductions in certain locations and functional support areas. These projects are to be substantially complete by the end of 2024. Itron estimates pre-tax restructuring charges of $65-75 million. Of the total estimated charge, approximately $60-65 million will result in cash expenditures, and the remainder to non-cash impairment charges. The majority of the expense will be recognized during the fourth quarter of 2021. Once the 2021 Projects are substantially completed, Itron estimates $15-20 million in annualized savings. Certain of Itron’s employees are represented by unions or works councils, which requires consultation, and potential restructuring projects may be subject to regulatory approval, both of which could impact the timing of planned savings in certain jurisdictions.

Reserve of Receivables from Sale of Business
On June 25, 2020, we closed on the sale of five subsidiaries comprising our manufacturing and sales operations in Latin America to buyers led by Instalación Profesional y Tecnologías del Centro S.A. de C.V., a Mexican company doing business as Accell in Brazil (Accell), through the execution of various definitive stock purchase agreements. The total sales price of $35.0 million included deferred payments of $21.1 million for working capital, which was to be paid in full by December 31, 2020, as evidenced by a promissory note, and the remainder in cash ($4.5 million) and other deferred consideration. In January 2021, we agreed to extend the payment terms on the remaining outstanding working capital balance of $18.4 million. Accell had agreed to make monthly payments, including interest, through September 2022, under which we received full payments for January through March and partial payments in April and May (totaling $3.8 million including $0.7 million in interest). In July 2021, we received a revised payment plan for the remaining working capital note receivable, as well as the other deferred transaction receivables. Based on Accell's failure to make timely payments, continued requests to defer payments significantly beyond the original maturity of the working capital note, and the unfavorable impact of the COVID-19 pandemic on the Latin American markets, we determined to fully reserve the working capital and other deferred consideration in the second quarter of 2021.

Approval of Share Repurchase Program
Effective November 1, 2021, the Board of Directors of Itron authorized a new share repurchase program of up to $100 million of Itron’s common stock over an 18-month period. Repurchases will be made in the open market and pursuant to the terms of any Rule 10b5-1 plans that Itron may enter into, and in accordance with applicable securities laws. The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.

Other Liquidity Considerations
We have tax credits and net operating loss carryforwards in various jurisdictions that are available to reduce cash taxes. However, utilization of tax credits and net operating losses are limited in certain jurisdictions. Based on current projections, we expect to pay, net of refunds, approximately $1 million in state taxes, and $8 million in local and foreign taxes during 2021. We do not expect to pay any U.S. federal taxes. For a discussion of our tax provision and unrecognized tax benefits, see Item 1: Financial Statements (Unaudited), Note 10: Income Taxes included in this Quarterly Report on Form 10-Q.

As of September 30, 2021, we are under examination by certain tax authorities. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

As of September 30, 2021, there was $46.8 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. As a result of recent changes in U.S. tax legislation, any repatriation in the future would not result in U.S. federal income tax. Accordingly, there is no provision for U.S. deferred taxes on this cash. If this cash were repatriated to fund U.S. operations, additional withholding tax costs may be incurred. Tax is only one of the many factors that we consider in the management of global cash. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

On October 8, 2021 the G20/OECD Inclusive Framework on BEPS published a statement on the components of global tax reform agreed to by most member countries. The key components would allocate a portion of profits of the largest businesses amongst their markets, curtail new digital services taxes, and introduce a new global minimum tax of 15%. These components do not result in any financial impact until enacted, which is not currently expected until 2023. The Company is monitoring developments and additional details as they are released to determine the impacts these new components will have on our business.

In several of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc., we consolidate them because we have a greater than 50% ownership interest and/or because we exercise control over the operations. The noncontrolling interest balance in our

Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. At September 30, 2021, $18.5 million of our consolidated cash balance was held in our joint venture entities. As a result, the minority shareholders of these entities have rights to their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from these entities.

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

Adjusted EBITDA – We define adjusted EBITDA as net income (loss) (a) minus interest income, (b) plus interest expense, depreciation and amortization, debt extinguishment, restructuring, loss on sale of business, corporate transition cost, acquisition and integration, and (c) excluding income tax provision or benefit. Management uses adjusted EBITDA as a performance measure for executive compensation. A limitation to using adjusted EBITDA is that it does not represent the total increase or decrease in the cash balance for the period and the measure includes some non-cash items and excludes other non-cash items. Additionally, the items that we exclude in our calculation of adjusted EBITDA may differ from the items that our peer companies exclude when they report their results. We compensate for these limitations by providing a reconciliation of this measure to GAAP net income (loss).

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

TOTAL COMPANY RECONCILIATIONS	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2021	2020	2021	2020
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$130,800	$167,231	$423,711	$496,331
Amortization of intangible assets	(8,944)	(11,183)	(26,914)	(33,488)
Restructuring	(958)	(44,462)	830	(41,531)
Loss on sale of business	(2,171)	(380)	(28,274)	(57,295)
Corporate transition cost	—	—	—	33
Acquisition and integration	(118)	2,348	368	738
Non-GAAP operating expenses	$118,609	$113,554	$369,721	$364,788

NON-GAAP OPERATING INCOME
GAAP operating income (loss)	$4,163	$(23,980)	$28,171	$(42,997)
Amortization of intangible assets	8,944	11,183	26,914	33,488
Restructuring	958	44,462	(830)	41,531
Loss on sale of business	2,171	380	28,274	57,295
Corporate transition cost	—	—	—	(33)
Acquisition and integration	118	(2,348)	(368)	(738)
Non-GAAP operating income	$16,354	$29,697	$82,161	$88,546

NON-GAAP NET INCOME & DILUTED EPS
GAAP net loss attributable to Itron, Inc.	$(1,869)	$(25,357)	$(22,389)	$(79,475)
Amortization of intangible assets	8,944	11,183	26,914	33,488
Amortization of debt placement fees	1,905	972	17,252	2,898
Debt extinguishment	—	—	11,681	—
Restructuring	958	44,462	(830)	41,531
Loss on sale of business	2,171	380	28,274	57,295
Corporate transition cost	—	—	—	(33)
Acquisition and integration	118	(2,348)	(368)	(738)
Income tax effect of non-GAAP adjustments	(2,775)	(4,658)	(16,491)	(6,037)
Non-GAAP net income attributable to Itron, Inc.	$9,452	$24,634	$44,043	$48,929

Non-GAAP diluted EPS	$0.21	$0.61	$0.99	$1.21

Non-GAAP weighted average common shares outstanding - Diluted	45,506	40,559	44,330	40,507

ADJUSTED EBITDA
GAAP net loss attributable to Itron, Inc.	$(1,869)	$(25,357)	$(22,389)	$(79,475)
Interest income	(352)	(354)	(1,326)	(2,165)
Interest expense	2,628	10,810	27,107	33,771
Income tax provision (benefit)	1,136	(11,985)	5,581	366
Debt extinguishment	—	—	11,681	—
Depreciation and amortization	21,333	24,076	64,252	72,306
Restructuring	958	44,462	(830)	41,531
Loss on sale of business	2,171	380	28,274	57,295
Corporate transition cost	—	—	—	(33)
Acquisition and integration	118	(2,348)	(368)	(738)
Adjusted EBITDA	$26,123	$39,684	$111,982	$122,858

FREE CASH FLOW
Net cash provided by operating activities	$18,467	$44,785	$141,147	$70,571
Acquisitions of property, plant, and equipment	(7,305)	(7,248)	(27,781)	(36,297)
Free Cash Flow	$11,162	$37,537	$113,366	$34,274

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

Interest Rate Risk
We may be exposed to interest rate risk through our variable rate debt instruments. On August 12, 2021, the term loan under the credit facility was fully paid. At September 30, 2021, we had no outstanding variable rate debt.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future if we were to have variable rate debt outstanding.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. Revenues denominated in functional currencies other than the U.S. dollar were 36% and 38% of total revenues for the three and nine months ended September 30, 2021 compared with 37% and 36% for the same respective periods in 2020. These transactions expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of September 30, 2021, a total of 37 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar and various other currencies, with notional amounts ranging from $150,000 to $56.4 million. Based on a sensitivity analysis as of September 30, 2021, we estimate that, if foreign currency exchange rates average ten percentage points higher in 2021 for these financial instruments, our financial results in 2021 would not be materially impacted.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:    Controls and Procedures

Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2021, the Company's disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal controls over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable.

(b)Not applicable.

(c)Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				In thousands
July 1, 2021 through July 31, 2021	—	$—	—	$—
August 1, 2021 through August 31, 2021	194	77.74	—	—
September 1, 2021 through September 30, 2021	—	—	—	—
Total	194		—

(1)Shares repurchased represent shares transferred to us by certain employees who vested in restricted stock units and used shares to pay all, or a portion of, the related taxes.
(2)Includes commissions.

Item 5:    Other Information

(a)No information was required to be disclosed in a report on Form 8-K during the third quarter of 2021 that was not reported.

(b)Not applicable.

Item 6:    Exhibits

Exhibit Number	Description of Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Itron, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITRON, INC.

November 4, 2021	By:	/s/ JOAN S. HOOPER
Date		Joan S. Hooper
Senior Vice President and Chief Financial Officer