Form 10-K
period 2021-12-31
ITRON, INC.
filed 2022-02-28
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
As of June 30, 2021 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the NASDAQ Global Select Market) was $4,476,900,241.
As of February 23, 2022, there were outstanding 45,008,799 shares of the registrant's common stock, no par value, which is the only class of common stock of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 12, 2022.

Itron, Inc.

In this Annual Report on Form 10-K, the terms "we", "us", "our", "Itron", and the "Company" refer to Itron, Inc.
Certain Forward-Looking Statements
This report contains, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical factors nor assurances of future performance. These statements are based on our expectations about, among others, revenues, operations, financial performance, earnings, liquidity, earnings per share, cash flows and restructuring activities including headcount reductions and other cost savings initiatives. This document reflects our current strategy, plans and expectations and is based on information currently available as of the date of this Annual Report on Form 10-K. When we use words such as "expect", "intend", "anticipate", "believe", "plan", "goal", "seek", "project", "estimate", "future", "strategy", "objective", "may", "likely", "should", "will", "will continue", and similar expressions, including related to future periods, they are intended to identify forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. Although we believe the estimates and assumptions upon which these forward-looking statements are based are reasonable, any of these estimates or assumptions could prove to be inaccurate and the forward-looking statements based on these estimates and assumptions could be incorrect. Our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a variety of factors. Therefore, you should not rely on any of these forward-looking statements. Some of the factors that we believe could affect our results include our ability to execute on our restructuring plans, our ability to achieve estimated cost savings, the rate and timing of customer demand for our products, rescheduling of current customer orders, changes in estimated liabilities for product warranties, adverse impacts of litigation, changes in laws and regulations, our dependence on new product development and intellectual property, future acquisitions, changes in estimates for stock-based and bonus compensation, increasing volatility in foreign exchange rates, international business risks, uncertainties caused by adverse economic conditions, including, without limitation those resulting from extraordinary events or circumstances such as the COVID-19 pandemic and other factors that are more fully described in Part I, Item 1A: Risk Factors included in this Annual Report and other reports on file with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statement, whether written or oral.

PART I
Item 1:     Business

Available Information

Documents we provide to the Securities and Exchange Commission (SEC) are available free of charge under the Investors section of our website at www.itron.com as soon as practicable after they are filed with or furnished to the SEC. In addition, these documents are available at the SEC's website (http://www.sec.gov). The information posted on or accessible through our website is not part of or incorporated by reference into this Annual Report.

General

Itron is a leader in the Industrial Internet of Things (IIoT), enabling utilities and cities to safely, securely and reliably deliver critical infrastructure solutions to communities around the world. Our proven platform enables smart networks, software, services, devices and sensors to help our customers better manage their operations in the energy, water, and smart city spaces. We are among the leading technology and services companies offering end-to-end device solutions, networked solutions, and outcomes-based products and services to the utility and municipal sectors. Our comprehensive offerings measure, monitor, and provide data analytics and services that enable utilities and municipalities to manage their critical resources responsibly and efficiently.

We have over 40 years of experience supporting utilities and municipalities in the management of their data and critical infrastructure needs and we have delivered continuous innovation to help drive the industry forward. Incorporated in 1977 with a focus on meter reading services and technology, we entered the electricity meter manufacturing business with the acquisition of Schlumberger Electricity Metering in 2004. In 2007, we expanded our presence in global meter manufacturing and systems with the acquisition of Actaris Metering Systems SA. In 2017, we completed our acquisition of Comverge, which enabled us to offer integrated cloud-based demand response, energy efficiency, and customer engagement solutions. In 2018, we strengthened our ability to deliver a broader set of solutions and to increase the pace of growth and innovation in the utility, smart city, and broader IIoT markets with the acquisition of Silver Spring Networks, Inc. (SSNI).

Looking forward, we will continue to innovate and support open standards and maintain a device and transport agnostic platform that enables our customers to meet their needs either directly or via our ecosystem of partners. We support a worldwide network of connected devices, and we will continue to develop more applications, new opportunities, and enhanced outcomes for our customers in the future.

The following is a discussion of our solutions, markets, and operating segments. Refer to Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8: Financial Statements and Supplementary Data for specific segment results.
Our Business

The way the world manages energy and water will be one of the defining actions of this century. At Itron, we are committed to creating a more resourceful world—one where energy, water, and city resources are managed safely, securely, and reliably, to help improve day-to-day life and promote the well-being of people around the world. We invent new ways for cities and utilities to work together so they can cost-effectively leverage their infrastructure to deliver multiple services and applications on a reliable, intelligent platform capable of serving all their customers.

Itron helps our customers adapt to a rapidly changing world and to address a number of macro trends, including:
•Infrastructure – such as aging utility infrastructure, grid security, renewable energy and storage, and incorporating electric vehicles into the grid
•Environmental – such as extreme weather, resource scarcity and sustainability, safety, monitoring, and management
•Social – such as increased customer expectations, urbanization, population increase, and the management of "big data" and incorporating IIoT technology into their existing operations.

Our solutions include smart networks, software, services, devices, sensors, and data analytics upon a platform that allows our customers to not only address the changing macro trends listed above but also to address pressing industry challenges to better manage assets, secure revenue, lower operational costs, improve customer service, develop new business models and revenue streams, improve safety, and enable efficient management of valuable resources. Our comprehensive solutions and data analytics also help our customers address operational issues including increasing demand on resources, non-technical loss, leak detection, environmental and regulatory compliance, integrating renewable and distributed energy sources, and improving operational reliability.

Itron solutions include technology, software, and services delivered as part of a standalone, one-time purchase or end-to-end solution over multiple years. The portfolio includes hardware products used for measurement, control, or sensing, with and without communications capability; a combination of endpoints and network infrastructure with embedded intelligence that is designed and sold as a complete solution to acquire and transport application-specific data; and value-added services, software, and products that organize, analyze, and interpret data to gain insights, make decisions, and inform actions. We also offer managed services, Software-as-a-Service (SaaS), Network-as-a-Service (NaaS), technical support services, licensed hardware technology, and consulting services.

Industry Drivers
Utility and municipalities are undergoing an evolution in how they operate critical infrastructure, manage scarce resources, address impacts of climate disruption, and interact with their customers. Efficiently managing resources within energy, water, and cities is a top priority globally, as increasing populations and resource consumption along with extreme weather events continue to stress an aging infrastructure. The growing demand for energy, water, and municipal services coupled with the proliferation of renewable energy sources, smart communicating devices, sensors, and multiple data-producing technologies is forcing providers to rethink how they operate and service their communities. This evolution comes at a time when utilities and municipalities are challenged by cost constraints, regulatory requirements, environmental concerns, safety, and resource scarcity. Itron provides its customers with solution-based offerings to safely, securely, and reliably optimize their critical infrastructure to improve the efficiency of their services and to better understand their customers with near real-time knowledge of their resource usage. An added benefit of our solutions is that a utility or municipality can empower its customers to understand and have control over their resource usage, allowing for better management and conservation of valuable resources.

To address these challenges, utilities and cities are looking to leverage innovations across a networked platform, such as edge (or distributed) intelligence to build and maintain critical infrastructure that can:
•efficiently and effectively operate energy and water systems that are safe, reliable, and resilient
•reduce the risk and impact of natural disasters
•think for itself, repair itself, and anticipate problems before they occur
•deliver enhanced, more personalized services at lower cost
•accommodate next-generation services through shared infrastructure between utilities and cities/municipalities
•provide actionable insights for asset management.

Our Operating Segments
We operate under the Itron brand worldwide and manage and report under three operating segments: Device Solutions, Networked Solutions, and Outcomes. The following is a description of each of the three segments:

Device Solutions – This segment primarily includes hardware products used for measurement, control, or sensing that do not have communications capability embedded for use with our broader Itron systems, i.e., hardware-based products not part of a complete end-to-end solution. Examples from the Device Solutions portfolio include: standard endpoints that are shipped without Itron communications, such as our standard gas, electricity, and water meters for a variety of global markets and adhering to regulations and standards within those markets, as well as our heat and allocation products; communicating meters that are not a part of an Itron end-to-end solution, such as Smart Spec meters; and the implementation and installation of non-communicating devices, such as gas regulators.

Networked Solutions – This segment primarily includes a combination of communicating devices (e.g., smart meters, modules, endpoints, and sensors), network infrastructure, and associated application software designed and sold as a complete solution for acquiring and transporting robust application-specific data. Networked Solutions includes products and software for the implementation, installation, and management of communicating devices and data networks. Examples from the Networked Solutions portfolio include: communicating measurement, control, or sensing endpoints, such as our Itron OpenWay® Centron and Riva meters, Itron traditional ERT® technology, Intelis smart gas meters, 500G gas communication modules, 500W water communication modules, GenX networking infrastructure products and network interface cards (NICs); Smart City control and management software; Distribution Automation bridge devices; and specific network control and management software applications. The IIoT solutions supported by this segment include automated meter reading (AMR), advanced metering infrastructure (AMI), smart grid and distribution automation, smart street lighting, and an ever-growing set of smart city applications such as traffic management, smart parking, air quality monitoring, electric vehicle charging, customer engagement, digital signage, acoustic (e.g., gunshot) detection, and leak detection and mitigation for both gas and water systems. Our IIoT platform allows all these industry and smart city applications to be run and managed on a single, multi-purpose network.

Outcomes – This segment primarily includes our value-added, enhanced software and services in which we manage, organize, analyze, and interpret data to improve decision making, maximize operational profitability, drive resource efficiency, and deliver results for consumers, utilities, and smart cities. Outcomes places an emphasis on delivering to Itron customers high-value, turn-key, digital experiences by leveraging the footprint of our Device Solutions and Networked Solutions segments. The revenues from these offerings are primarily recurring in nature and would include any direct management of Device Solutions, Networked Solutions, and other products on behalf of our end customers. Examples from the Outcomes portfolio include: our meter data management and analytics offerings; our managed service solutions including NaaS and Platform-as-a-Service (PaaS); forecasting software and services; our Distributed Energy Management suite of products and services; our Distributed Intelligence suite of applications and services; and any consulting-based engagement. Within the Outcomes segment, we also identify new business models, including performance-based contracting, to drive broader portfolio offerings across utilities and cities.

Bookings and Backlog of Orders
Bookings for a reported period represent customer contracts and purchase orders received during the period for hardware, software, and services that have met certain conditions, such as regulatory and/or contractual approval. Total backlog represents committed but undelivered products and services for contracts and purchase orders at period-end. Twelve-month backlog represents the portion of total backlog we estimate will be recognized as revenue over the next 12 months. Backlog is not a complete measure of our future revenues as we also receive significant book-and-ship orders, as well as frame contracts. Bookings and backlog may fluctuate significantly due to the timing of large project awards. In addition, annual or multi-year contracts are subject to rescheduling and cancellation by customers due to the long-term nature of the contracts. Beginning total backlog, plus bookings, minus revenues, will not equal ending total backlog due to miscellaneous contract adjustments, foreign currency fluctuations, and other factors. Total bookings and backlog include certain contracts with termination for convenience clause, which will not agree to the total transaction price allocated to the remaining performance obligations disclosed in Item 8: Financial Statements and Supplementary Data, Note 17: Revenues.

Year Ended	Total Bookings	Total Backlog	12-Month Backlog
In millions
December 31, 2021	$2,755	$4,017	$1,539
December 31, 2020	2,213	3,259	1,204
December 31, 2019	2,551	3,207	1,499

Our total backlog, as of December 31, 2021, included $64.7 million of backlog related to the sale of certain business lines to Dresser Utility Solutions (Dresser). We expect approximately $50 million of this backlog will transfer to Dresser at transaction close on February 28, 2022. For more information on the transaction see Item 8: Financial Statements and Supplementary Data, Note 18: Sale of Businesses.

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
No single customer represented more than 10% of total revenues for the years ended December 31, 2021, 2020, and 2019. Our 10 largest customers in each of the years ended December 31, 2021, 2020, and 2019, accounted for approximately 25%, 33%, and 31% of total revenues.
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

Our manufacturing facilities are located throughout the world, an overview of which is presented in Item 2: Properties. While we manufacture and assemble a portion of our products, we outsource the manufacturing of many products to various manufacturing partners and strive to create an efficient and cost-effective structure. This approach allows us to reduce the costs related to our manufacturing overhead and inventory and also allows us to adjust more quickly to changing customer demand. These manufacturing partners assemble our sub-assemblies and products using design specifications, quality assurance programs, and standards that we establish and procure components and assemble our products based on demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions, as adjusted for overall market conditions.

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
Research and Development
Our research and development is focused on both improving existing technology and developing innovative new technology for electricity, natural gas, water, and heat endpoints, sensing and control devices, data collection software, communication technologies, data warehousing, software applications, and the IIoT. We invested approximately $197 million, $194 million, and $202 million in research and development in 2021, 2020 and 2019, which represented 10%, 9% and 8% of total revenues for 2021, 2020 and 2019. Refer to Item 1A: Risk Factors for further discussion related to costs of developing competitive products and services.

Human Capital
As of December 31, 2021, we had 6,065 people in our workforce, including 5,635 permanent employees. We have not experienced significant employee work stoppages and consider our employee relations to be good.

We are an equal opportunity employer, and we promote a culture of inclusion and diversity. We monitor our progress through various programs and policies. We offer wages and a range of company-paid benefits we believe are competitive with other companies in our industry. Benefits offered vary depending on the countries where we operate.

The table below provides the breakdown of our employees by region and self-identified gender:

	As of December 31, 2021
Region	Male	Female	Total Number of Employees	Percentage of Total Employees
Americas	1,805	771	2,576	46%
Europe, Middle East and Africa	1,339	701	2,040	36%
Asia Pacific & Other	811	208	1,019	18%
Total (1)	3,955	1,680	5,635
(1) These numbers do not include contingent workers (430 as of December 31, 2021)

Competition
We enable utilities and cities to safely, securely, and reliably deliver critical infrastructure services to communities around the world. Our portfolio of smart networks, software, services, meters, and sensors help our customers better manage electricity, gas, water, and city infrastructure resources for the people they serve. Consequently, we operate within a large and complex competitive landscape, and our competitors range from small companies to large, established corporations. Some of our competitors have diversified product portfolios and participate in multiple geographic markets, while others focus on specific regional markets and/or certain types of products, including some low-cost suppliers of devices based in China and India. Our primary competitors include Landis+Gyr; Hubbell (formerly Aclara Inc.); Xylem, Inc. (formerly Sensus); Badger Meter, Inc.; and Mueller Water Products.

We believe that our competitive advantage is based on our in-depth knowledge of the industries we serve, our capacity to innovate, and our ability to provide complete end-to-end integrated solutions. We also differentiate ourselves with an intelligent IIoT platform that is solution, device, and transport agnostic—a platform that is backwards compatible, able to run a multitude of applications and solutions, is highly secure, fully integrated into our portfolio, highly interoperable, captures relays, and leverages high-resolution data for near real-time decision making. The platform involves an ever-growing, diverse ecosystem of partners and third-party developers who can create and deploy specific point solutions creating greater value for our customers.

We are a global leader in the IIoT category; an industry leader in communication modules deployed; a leading industry innovator; a leader in electricity, gas, and water end-to-end solutions; and a global leader in meters under managed services. We continue to serve our established customer relationships and expand upon our track record of delivering reliable, accurate, and long-lived products and services.

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

Intellectual Property
Our patents and patent applications cover a range of technologies that relate to standard metering, smart metering solutions and technology, meter data management software, knowledge application solutions, and IIoT. We also rely on a combination of copyrights, patents, and trade secrets to protect our products and technologies. Disputes over the ownership, registration, and enforcement of intellectual property rights arise in the ordinary course of our business. While we believe patents and trademarks are important to our operations and, in aggregate, constitute valuable assets, no single patent or trademark, or group of patents or trademarks, is critical to the success of our business. We license some of our technology to other companies, some of which are our competitors.
Governmental Regulations
In the ordinary course of our business we are impacted by many governmental regulations, including environmental regulations. We believe that we are materially in compliance with all federal, state, and local governmental laws, rules, and regulations applicable to the operation of our business. There are no known regulations pending that will have a substantial adverse impact on our business, revenue, earnings, or cash flows. However, if new or amended laws or regulations impose significant operational restrictions and compliance requirements upon the Company or its products, the Company's business, capital expenditures, results of operations, financial condition and competitive position could be negatively impacted.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below are the names, ages, and titles of our executive officers as of February 28, 2022.

Name	Age	Position
Thomas L. Deitrich	55	President and Chief Executive Officer
Joan S. Hooper	64	Senior Vice President and Chief Financial Officer
Michel C. Cadieux	64	Senior Vice President, Human Resources
Sarah E. Hlavinka	57	Senior Vice President, General Counsel and Corporate Secretary
Justin K. Patrick	49	Senior Vice President, Device Solutions
John F. Marcolini	49	Senior Vice President, Networked Solutions
Donald L. Reeves	54	Senior Vice President, Outcomes

Thomas L. Deitrich is President and Chief Executive Officer and a member of our Board of Directors. Mr. Deitrich was appointed to his current position and to the Board of Directors in August 2019. Mr. Deitrich joined Itron in October 2015, serving as Itron's Executive Vice President and Chief Operating Officer until his promotion to CEO. From 2012 to September 2015, Mr. Deitrich was Senior Vice President and General Manager for Digital Networking at Freescale Semiconductor, Inc. (Freescale), and he served as the Senior Vice President and General Manager of Freescale's RF, Analog, Sensor, and Cellular Products Group from 2009 to 2012. Mr. Deitrich had other roles of increasing responsibility at Freescale from 2006 to 2009. Prior to Freescale, Mr. Deitrich worked for Flextronics, Sony-Ericsson/Ericsson, and GE. Mr. Deitrich is a director of ON Semiconductor Corporation, a NASDAQ listed company.

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

Justin K. Patrick is Senior Vice President, Device Solutions, where he is responsible for Itron's strategy to become a leading global provider of measurement, safety, and operational devices for utilities and cities. Mr. Patrick joined Itron in January 2020. From 2018 to 2020, Mr. Patrick was Vice President & General Manager, Residential Products at Johnson Controls International (JCI). Before that role, he was Vice President & General Manager, Variable Refrigerant Flow Systems and Ductless from 2014 to 2017, and Director, Channel Strategy and Marketing from 2010 to 2014 at JCI. Prior to his time at JCI, Mr. Patrick held a sales leadership role at the Auer Steel and Heating Supply Company, and at Carrier Corporation he had roles of increasing responsibility culminating in general management. Prior to his civilian career, Mr. Patrick served as a Surface Warfare Officer in the United States Navy.

John F. Marcolini is Senior Vice President, Networked Solutions, where he is responsible for product development, marketing, and overall strategy for Itron's global networking platforms and smart cities strategy and solutions. Mr. Marcolini was appointed to this role in July 2020. Mr. Marcolini joined Itron in January 2018 as part of Itron's acquisition of SSNI as the Vice President of product management, responsible for product strategy and lifecycle management across Itron's smart energy, smart city and IIoT portfolios. He has more than 20 years of product management, business development, and customer delivery experience with deep technical knowledge of networking, radio frequency technologies, and IIoT. Mr. Marcolini has also spent many years working with utility customers to deliver and implement complex product deployments.

Donald L. Reeves is Senior Vice President, Outcomes, where he is responsible for Itron's software and services offerings, delivery teams, managed services operations, and customer support. Mr. Reeves was appointed to this role in September 2019. Mr. Reeves joined Itron in January 2018 as part of Itron's acquisition of SSNI, and, from 2016 to 2018, he was SSNI's Chief Technology Officer. From 2005 to 2016, Mr. Reeves held several managed services and engineering positions at SSNI. Prior to joining SSNI, Mr. Reeves served as Vice President of Engineering at Black Pearl from 2003 to 2004 and was Vice President of Engineering at Commerce One from 2001 to 2003, and prior to that held leadership positions at several startup technology companies.

Item 1A: Risk Factors

Business and Industry Risks

We are dependent on the utility industry, which has lengthy and unpredictable sales cycles and has experienced volatility in capital spending, each of which has and could cause our operating results to fluctuate significantly.

We derive the majority of our revenues from sales of products and services to utilities. Purchases of our products may be deferred as a result of many factors, including economic downturns, slowdowns in new residential and commercial construction, customers' access to capital upon acceptable terms, the timing and availability of government subsidies or other incentives, utility specific financial circumstances, mergers and acquisitions, regulatory decisions, weather conditions and climate disruption, and fluctuating interest rates. We have experienced, and may in the future experience, variability in operating results on an annual and a quarterly basis as a result of these factors.

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

Our market is characterized by increasing complexity driven by evolving technology, increased industry regulatory pressures, and the emergence of new competitive products, all of which impact the way our products and services are designed, developed, marketed, and delivered. The shift in, and increasing complexity of, our products and services mix involves judgment and entails risks. In order to successfully design and develop more complex offerings, we must anticipate the right products, solutions, and technologies to meet estimated market demands. These estimates may prove wrong. Additionally, our complex offerings may contain defects when they are first introduced; their release may be delayed due to unforeseen difficulties during product and service design and development; or they may have reliability, quality, or compatibility problems. We may not be able to successfully design workarounds. Any shift in, or increased complexity of, our products and services mix may not be easily understood or adopted by our current or future customers, who may be reluctant to buy, or may delay purchases of, our products and services.

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

Certain of our products, subassemblies, and system components, including most of our circuit boards, are procured from limited or sole sources. We cannot be certain that we will not experience operational difficulties with these sources, including reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines, increases in manufacturing costs, vendors' access to capital, and increased lead times. Additionally, our manufacturers may experience disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters and pandemics, component or material shortages, cost increases, or other similar problems. Further, to minimize their inventory risk, our manufacturers might not order components from third-party suppliers with adequate lead time, thereby impacting our ability to meet our demand forecast. If we fail to manage our relationship with our manufacturers effectively, or if they experience operational difficulties, our ability to ship products to our customers and distributors could be impaired, and our competitive position and reputation could be harmed. If we receive shipments of products that fail to comply with our technical specifications or that fail to conform to our quality control standards, and we are not able to obtain replacement products in a timely manner, we risk revenue losses from the inability to sell those products, increased administrative and shipping costs, and lower profitability. Additionally, if defects are not discovered until after consumers take delivery of our products, they could lose confidence in the technical attributes of our products, and our business could be harmed. Although arrangements with these partners may contain provisions for warranty expense reimbursement, we may remain responsible to the consumer for warranty service in the event of product defects and could experience an unanticipated product defect or warranty liability. While we rely on partners to adhere to our supplier code of conduct, material violations of the supplier code of conduct could occur.

Delays in the availability of or shortages in raw materials and component parts used in the manufacture of our products, as well as freight, labor, and other ancillary cost increases, could unfavorably impact our revenues and results of operations.

We are impacted by the availability and prices of raw materials and component parts used in the manufacturing process of our products. Raw materials include purchased castings made of metal or alloys (such as brass, which uses copper as its main component, aluminum, stainless steel and cast iron), plastic resins, glass, and other electronic components, such as microprocessors and semiconductors. There are multiple sources for these raw materials and components, but we sometimes rely on single suppliers for certain of these materials. Our inability to obtain adequate supplies of raw materials and component parts at favorable prices could have a material adverse effect on our business, financial condition, or results of operations, including reduced revenue, lower profit margins, and delays in deliveries to customers, which could result in damages or penalties to be paid under the terms of certain of our customer contracts. Since we do not control the production of these raw materials and component parts, there may be delays caused by an interruption in the production or transportation of these materials for reasons that are beyond our control. World commodity markets, inflation, tariffs or embargoes may also affect the availability or prices of raw materials or component parts. Recently, inflation in our raw materials and component costs, freight charges, and labor costs have increased above historical levels, due to, among other things, the continuing impacts of the pandemic and uncertain economic environment. Certain customer arrangements comprising our backlog may include previously committed pricing, and we may or may not be able to fully recover increased costs through pricing actions with these customers.

We have been and will continue to be affected by the ongoing COVID-19 pandemic, and such effects will continue to have an adverse effect on our business operations, results of operations, cash flows, and financial condition.

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

The impact of the virus on third parties on which we rely, such as our suppliers, contract manufacturers, distributors, and strategic partners, cannot be fully known or controlled by us. As a result, we have and will likely continue to experience difficulties sourcing components, sub-assemblies, outsourced finished goods, and other products and services. In particular, our ability to obtain adequate supply of semiconductor components has impacted our ability to service recovering customer demand. While we believe the current imbalance in supply and demand is temporal, the timeline to recovery is uncertain. Efforts are ongoing with suppliers to increase supply, including the approval of alternate sources. The impact of the COVID-19 pandemic on our customers and demand for our products is also uncertain. Due to resulting financial constraints, illness within their organizations, quarantine and travel restrictions placed upon our customers' employees, as well as individual actions our customers may take in response to the spread of COVID-19, our customers may have difficulty in making timely payments to us or may have an inability or unwillingness to purchase our products and services. Also, certain of our projects require regulatory approvals, and our customers may experience delays in regulatory approvals. Any of these effects may materially and adversely affect us.

We continue to take measures, both voluntary and as a result of government directives and guidance, to mitigate the effects of the COVID-19 pandemic on us and others. These measures include, among others, restrictions on our employees' access to our physical work locations and the purchase of personal protective equipment. Additionally, we may implement the temporary closure or reduction in operations of certain of our facilities, either voluntarily or through imposed lockdowns, which is disruptive to our operations. We have also implemented measures to allow certain employees to work remotely, which may place a burden on our IT systems and may expose us to increased vulnerability to cyber-attack and other cyber-disruption. Many of these measures may result in incremental costs to us, and such costs may not be recoverable or adequately covered by our insurance. Further, any focus by our management on mitigating COVID-19 effects has required, and will continue to require, a large investment of time and resources, which may delay other value-add initiatives.

As a company with global operations, we are subject to numerous government jurisdictions at all levels that are addressing COVID-19 differently. The guidance and directives provided by these governmental authorities is difficult to predict, may be unclear in their application, and are unknown in duration. This includes uncertainty in governmental authorities' assessments of our business as "essential". If governmental authorities were to reverse their designation of our business as "essential", it could have a material effect on our results of operations and cash flows.

The full extent to which the COVID-19 pandemic impacts us depends on numerous evolving factors and future developments that we are not able to predict at this time, including: medical advancements to treat or stop the virus including the effectiveness, widespread availability and application of any vaccine; governmental, business, and other actions (which could include limitations on our operations to provide products or services); the duration and severity of the outbreak, including resurgence, reinfections, or mutation of the virus, and the related limitations on our ability to conduct business; or the length of time and velocity at which we will return to more normalized operations. The impact of COVID-19 may also include possible impairment or other charges and may exacerbate other risks discussed herein, any of which could have a material effect on us. This situation is changing rapidly and additional impacts may arise that we are not aware of currently.

We face competition which may result in a loss of market share or price erosion of our products and services.

We face competitive pressures from a variety of companies in each of the markets we serve. Some of our present and potential future competitors have, or may have, substantially greater financial, marketing, technical, or manufacturing resources and, in some cases, have greater name recognition, customer relationships, and experience. These competitors may sell products and services at lower prices in order to gain or grow market share, be able to respond more quickly to new or emerging technologies and changes in customer requirements and may have made or make strategic acquisitions or establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers. Other companies may also drive technological innovation and develop products and services that are equal in quality and performance or superior to our products and services, which could reduce our market position, reduce our overall sales, and require us to invest additional funds in new technology development. In addition, our products and services may experience price erosion if low-cost providers expand their presence in our markets, improve their quality, or form alliances or cooperative relationships with our competitors or if our products and services become commoditized. For example, some utilities may purchase meters separately from the communication devices. The specifications for such meters may require interchangeability, which could lead to further commoditization of the meter, driving prices lower and reducing margins. Pricing pressure is also driven by other events outside our control, to include movement away from manually read meters, government programs, and new construction. Should we fail to compete successfully with current or future competitors, or to adequately manage pricing pressure, we could experience material adverse effects on our business, financial condition, results of operations, and cash flows.

If we cannot continue to invest in developing competitive products and services, we will not be able to compete effectively.

Our future success will depend, in part, on our ability to continue to develop, design and manufacture competitive products and services, enhance and sustain our existing products and services, keep pace with technological advances and changing customer requirements, gain international market acceptance, and manage other factors in the markets in which we sell our products and services. Product and service development will require continued investment to maintain our competitive position, and the periods in which we incur significant research and development costs may drive variability in our quarterly results. We may not have the necessary capital, or access to capital at acceptable terms, to make these investments. We have made, and expect to continue to make, substantial investments in technology development. However, we may experience unforeseen problems in the development or performance of our technologies or products, which can prevent us from meeting our research and development schedules. New products often require certifications or regulatory approvals before the products can be used, and we cannot be certain that our new products will be approved in a timely manner, or at all. Finally, we may not achieve market acceptance of our new products and services.

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

We have significant inventory, intangible assets, long-lived assets, and goodwill that are susceptible to valuation adjustments as a result of changes in various factors or conditions, which could impact our results of operations and financial condition. Factors that could trigger an impairment of such assets include the following:
•reduction in the net realizable value of inventory, which becomes obsolete or exceeds anticipated demand
•changes in our organization or management reporting structure, which could result in additional reporting units, requiring greater aggregation or disaggregation in our analysis by reporting unit and potentially alternative methods/assumptions of estimating fair values
•underperformance relative to projected future operating results
•changes in the manner or use of the acquired assets or the strategy for our overall business
•unfavorable industry or economic trends
•decline in our stock price for a sustained period or decline in our market capitalization below net book value.

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

As of December 31, 2021, our total outstanding indebtedness was $460.0 million as described under Liquidity and Capital Resources. This indebtedness could have important consequences to us, including:
•increasing our vulnerability to general economic and industry conditions
•requiring a substantial portion of our cash flow used in operations to be dedicated to the payment of principal and interest on our indebtedness, therefore reducing our liquidity and our ability to use our cash flow to fund our operations, capital expenditures and future business opportunities
•requiring us to meet specified financial ratios, a failure of which may result in restrictions on us and our subsidiaries to take certain actions or result in the declaration of an event of default, which if not cured or waived, may permit acceleration of required payments against such indebtedness and result in cross defaults under our other indebtedness
•exposing us to the risk of increased market interest rates, and corresponding increased interest expense, as unhedged borrowings under the 2018 credit facility as amended (2018 credit facility) would be at variable rates of interest
•limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes.

Our 2018 credit facility places restrictions on our ability, and the ability of many of our subsidiaries, dependent on meeting specified financial ratios, to, among other things:

• incur more debt	• pay dividends, make distributions, and repurchase capital stock
• make certain investments	• create liens
• execute transactions with affiliates	• execute sale lease-back transactions
• merge or consolidate	• transfer or sell assets

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

The convertible note hedge and warrant transactions may affect the value our common stock.

In connection with the issuance of the Convertible Notes, we entered into convertible note hedge transactions with certain financial institutions, which we refer to as the "hedge counterparties". We also entered into warrant transactions with the hedge counterparties pursuant to which we sold warrants for the purchase of our common stock. The convertible note hedge transactions are generally to reduce the potential dilution upon any conversion of Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be. The warrant transactions would separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the strike price of any warrants unless, subject to the terms of the warrant transactions, we elect to cash settle the warrants.

The hedge counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the Convertible Notes (and are likely to do so during any observation period related to a conversion of Convertible Notes or following any repurchase of Convertible Notes by us in connection with any fundamental change repurchase date or otherwise). This activity could also cause or avoid an increase or a decrease in the market price of our common stock.

The potential effect, if any, of these transactions and activities on the market price of our common stock or the Convertible Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.

Future sales of our stock in the public market, or the issuance of stock upon conversion of the Convertible Notes, could cause our stock price to decline.

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares for sale will have on the prevailing trading price of our common stock from time to time. Sales of a substantial number of shares of our common stock could cause the price of our common stock to decline. In addition, a substantial number of shares of our common stock will be reserved for issuance upon conversion of the Convertible Notes. We may in the future also issue shares of common stock for financings, acquisitions or equity incentives. If we issue additional shares of common stock in the future, such issuances would have a dilutive effect on the economic interest of our common stock.

Our strategy includes acquisitions, divestitures, and investments, which we may not be able to execute or integrate successfully.

In pursuing our business strategy, we may conduct discussions, evaluate companies, and enter into agreements regarding possible acquisitions, divestitures, or equity investments. We have completed acquisitions and may make investments in the future, both within and outside of the United States. We may also, if appropriate opportunities present themselves, make divestitures. Acquisitions, investments, and divestitures involve numerous risks such as the diversion of senior management's attention; unsuccessful integration of the acquired or disintegration of the divested entity's personnel, operations, technologies, and products; unidentified or identified but un-indemnified pre-closing liabilities that we may be responsible for; incurrence of significant expenses to meet an acquiree's customer contractual commitments; lack of market acceptance of new services and technologies; difficulties in operating businesses in international legal jurisdictions; or transaction-related or other litigation, and other liabilities. Failure to adequately address these issues could result in the diversion of resources and adversely impact our ability to manage our business. In addition, acquisitions and investments in third parties may involve the assumption of obligations, significant write-offs, or other charges associated with the acquisition or investment. Impairment of an investment, goodwill, or an intangible asset may result if these risks were to materialize. For investments in entities that are not wholly owned by Itron, such as joint ventures, a loss of control as defined by GAAP could result in a significant change in accounting treatment and a change in the carrying value of the entity. There can be no assurances that an acquired business will perform as expected, accomplish our strategic objectives, or generate significant revenues, profits, or cash flows. Any divestiture could result in disruption to other parts of our business, potential loss of employees or customers, exposure to unanticipated liabilities, or result in ongoing obligations and liabilities following any such divestiture. For example, in connection with a divestiture, we may enter into transition services agreements or other strategic relationships, including long-term commercial arrangements, sales arrangements, or agree to provide certain indemnities to the purchaser in any such transaction, which may result in additional expense and may adversely affect our financial condition and results of operations.

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

Effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We have devoted significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act. In addition, Section 404 under the Sarbanes-Oxley Act requires that our auditors attest to the operating effectiveness of our controls over financial reporting. Our compliance with the annual internal control report requirement for each fiscal year will depend on the effectiveness of our financial reporting, data systems, and controls across our operating subsidiaries. Furthermore, an important part of our growth strategy has been, and will likely continue to be, the acquisition of complementary businesses, and we expect these systems and controls to become increasingly complex to the extent that we integrate acquisitions and our business grows. Likewise, the complexity of our transactions, systems, and controls may become more difficult to manage. In addition, new accounting standards may have a significant impact on our financial statements in future periods, requiring new or enhanced controls. We cannot be certain that we won't experience deficiencies in the design, implementation, and maintenance of adequate controls over our financial processes and reporting in the future, especially for acquisition targets that may not have been required to comply with Section 404 of the Sarbanes-Oxley Act prior to the date of acquisition.

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

While we believe our patents and other intellectual property have significant value, it is uncertain that this intellectual property or any intellectual property acquired or developed by us in the future will provide meaningful competitive advantages. There can be no assurance our patents or pending applications will not be challenged, invalidated, or circumvented by competitors or that rights granted thereunder will provide meaningful proprietary protection. Moreover, competitors may infringe on our patents or successfully avoid them through design innovation. To combat infringement or unauthorized use of our intellectual property, we may initiate litigation, which can be expensive and time-consuming. In addition, in an infringement proceeding a court may decide that a patent or other intellectual property right of ours is not valid or is unenforceable or may refuse to stop the other party from using the technology or other intellectual property right at issue on the grounds that it is non-infringing or the legal requirements for an injunction have not been met. Policing unauthorized use of our intellectual property is difficult and expensive, and we cannot provide assurance that we will be able to prevent misappropriation of our proprietary rights, particularly in countries that do not protect such rights in the same manner as in the United States.

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

We rely on various information technology systems to capture, process, store, and report data and interact with customers, vendors, and employees. Despite taking steps to secure all information and transactions, our information technology systems, and those of our third-party providers, may be subject to corruption from cyber-attacks, or other network security incidents. Any unauthorized access to data could result in misappropriation of the data or disruption of operations. In addition, hardware, operating system software, software libraries, and applications that we procure from third parties may contain defects in design or manufacturing that could interfere with the operation of the systems. Misuse of internal applications; theft of intellectual property, trade secrets, or other corporate assets; and inappropriate disclosure of confidential or personal information could stem from such incidents.

In addition, an increasing number of our products and services connect to and are part of the IIoT, the Internet, telecommunications networks, and public cloud services. As such, the products and services we offer may involve the transmission of large amounts of sensitive and proprietary information over public and private communications networks, as well as the processing and storage of confidential and personal customer data. While we attempt to provide adequate security measures to safeguard our products and services, techniques used to gain unauthorized access to or to sabotage systems are constantly evolving and therefore may not be recognized before they take effect. Unauthorized access, remnant data exposure, computer viruses, denial of service attacks, accidents, employee error or malfeasance, intentional misconduct by computer "hackers", and other disruptions can occur. This can lead to gaps in infrastructure, hardware and software vulnerabilities, and security controls. The exposed or unprotected data can (i) interfere with the delivery of services to our customers, (ii) impede our customers' ability to do business, or (iii) compromise the security of systems and data, which exposes information to unauthorized third parties. Like many companies, we are the target of cyber-attacks of varying degrees of severity. Although such cyber-attacks have not had a material adverse effect on our operating results, there can be no assurance of a similar result in future security incidents.

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

Financial and Market Risks

Our variable rate indebtedness could subject us to interest rate risk, which could cause our debt service obligations to increase significantly.

The 2018 credit facility bears, and other indebtedness we may incur in the future may bear, interest at a variable rate. As a result, at any given time interest rates on the 2018 credit facility and any other variable rate debt could be higher or lower than current levels. If interest rates increase, our debt service obligations on our variable rate indebtedness may increase even though the amount borrowed remains the same, and therefore net income and associated cash flows, including cash available for servicing our indebtedness, may correspondingly decrease. While we continually monitor and assess our interest rate risk relative to the value of related debt and have previously entered into derivative instruments to manage such risk, these instruments could be ineffective at mitigating all or a part of our risk, including changes to the applicable margin under our 2018 credit facility.

The alteration or discontinuation of LIBOR may adversely affect our borrowing costs.

Certain of our interest rate derivatives and a portion of our indebtedness bear interest at variable interest rates, primarily based on LIBOR, which is subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. In July 2017, the Chief Executive of the U.K. Financial Conduct Authority (FCA), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. However, on November 30, 2020, the ICE Benchmark Administration Limited announced its plan to extend the date that most U.S. LIBOR values would cease being computed from December 31, 2021 to June 30, 2023. Such announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed, and the timing of such discontinuation, modifications or other reforms to LIBOR is uncertain. At this time, it is not possible to reliably predict the effect any discontinuance, modification or other reforms to LIBOR or any other reference rate, or the establishment of alternative reference rates will have on the Company. However, the discontinuation of LIBOR as a reference rate may require the 2018 credit facility, and any other debt referencing LIBOR to be amended or modified to utilize an alternative reference rate, require an adjustment to the applicable margin and/or require adjustments to other terms or covenants, any of which may negatively impact borrowing costs.

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

The Organization for Economic Cooperation and Development (OECD) guidance under the Base Erosion and Profit Shifting (BEPS) initiatives aim to minimize perceived tax abuses and modernize global tax policy. The Anti-Tax Avoidance Directives (ATAD), issued by the Council of the European Union, provide further recommendations for legislative changes under these tax policies. These BEPS recommendations and ATAD measures are being implemented through legislative changes in countries throughout the world. The OECD has also proceeded with the advancement under Action 1 ("Addressing the Tax Challenges of the Digital Economy") of the 'BEPS 2.0 initiative', which proposes further fundamental changes to the international tax system. This project includes a framework for providing taxing rights to jurisdictions based on the location of the consumer regardless of current physical presence of a company. A second component would implement a global minimum tax of 15%. On October 8, 2021, the G20/OECD Inclusive Framework on BEPS published a statement on the components of global tax reform agreed to by most member countries. The key components would allocate a portion of profits of the largest businesses amongst their markets, curtail new digital services taxes, and introduce a new global minimum tax of 15%. On December 20, 2021, the OECD released model rules to guide countries on implementing and calculating the 15% global minimum tax, and on December 22, 2021, the EU issued a directive proposing that EU countries enact the minimum tax by January 2023. These components do not result in any financial impact until enacted. The Company is monitoring developments and additional details as they are released to determine the impacts these new components will have on our business.

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

Although radio licenses are generally required for radio stations, Part 15 of the FCC's rules permits certain low-power radio devices (Part 15 devices) to operate on an unlicensed basis. Part 15 devices are designed for use on frequencies used by others. These other users may include licensed users, which have priority over Part 15 users. Part 15 devices may not cause harmful interference to licensed users and must be designed to accept interference from licensed radio devices. In the United States, our smart metering solutions are typically Part 15 devices that transmit information to (and receive information from, if applicable) handheld, mobile, or fixed network systems pursuant to these rules.

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

Item 1B:Unresolved Staff Comments

None.

Item 2:    Properties
We own our headquarters facility, which is located in Liberty Lake, Washington.
The following table lists our major manufacturing facilities by region and location:

Region	Location	Square Footage
North America	Oconee, SC (O) Waseca, MN (L)	325,840 110,000
Europe, Middle East, and Africa	Chasseneuil, France (O) Macon, France (O) Massy, France (L) Karlsruhe, Germany(1) (O) Oldenburg, Germany (L) Asti, Italy (O)	160,027 203,513 64,357 163,209 90,212 55,834
Asia/Pacific	Bekasi, Indonesia (O)	113,222
(1)    The Karlsruhe, Germany facility is included in the sale of certain business lines to Dresser, which closed on February 28, 2022. See Note 18: Sale of Businesses for more details.

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

Item 3:     Legal Proceedings

Securities and Exchange Commission (SEC) regulations require us to disclose certain information about proceedings arising under federal, state or local environmental provisions if we reasonably believe that such proceedings may result in monetary sanctions above a stated threshold. Pursuant to the SEC regulations, Itron uses a threshold of $1 million or more for purposes of determining whether disclosure of any such environmental proceedings is required.

In 2007-2008, Itron acquired an industrial site located at 1310 Emerald Road, Greenwood, South Carolina. Previous site owners used various chlorinated solvents and potential contaminants at the site. In 2013, Itron entered into a voluntary cleanup contract with the South Carolina Department of Health and Environmental Control (DHEC). Itron completed that process in 2019. In October 2021, DHEC sent Itron and three other potentially responsible parties (PRPs) a proposed site remediation plan with an estimated cost of $3.7 million. Itron objected to the proposed plan at a public hearing on November 4, 2021, and again in a letter to DHEC dated January 13, 2022. Given that the contamination arose from activities prior to Itron's ownership of the property and past remediation efforts, Itron has disputed its responsibility for any alleged contamination and suggested alternative proposals. Itron will continue to seek a reasonable resolution with DHEC and the other PRPs.

Item 4:     Mine Safety Disclosures

Not applicable.

PART II

Item 5:    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock
Our common stock is traded on the NASDAQ Global Select Market under the symbol ITRI.
Performance Graph
The following graph compares the five-year cumulative total return to shareholders on our common stock with the five-year cumulative total return of our peer group of companies used for the year ended December 31, 2021 and the NASDAQ Composite Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Itron, Inc., the NASDAQ Composite Index, and Peer Group

$350
$300
$250
$200
$150
$100
$50
$0
12/2016
12/2017
12/2018
12/2019
12/2020
12/2021
Itron, Inc.
NASDAQ Composite
2021 Peer Group

* $100 invested on December 31, 2016, in stock or index, including reinvestment of dividends.
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
The above presentation assumes $100 invested on December 31, 2016 in the common stock of Itron, Inc., the peer group, and the NASDAQ Composite Index, with all dividends reinvested. With respect to companies in the peer group, the returns of each such corporation have been weighted to reflect relative stock market capitalization at the beginning of each annual period plotted. The historical stock prices shown above for our common stock are not necessarily indicative of future price performance.

Each year, we reassess our peer group to identify global companies that are either direct competitors or have similar industry and business operating characteristics. Our 2021 peer group includes the following publicly traded companies: Badger Meter, Inc., Landis+Gyr, Mueller Water Products, and Xylem, Inc. (formerly Sensus).

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				In thousands
October 1, 2021 through October 31, 2021	—	$—	—	$—
November 1, 2021 through November 30, 2021	20,100	66.19	20,100	98,670
December 1, 2021 through December 31, 2021	105,214	63.64	105,214	91,974
Total	125,314		125,314

(1)Effective November 1, 2021, Itron's Board of Directors authorized a new share repurchase program of up to $100 million of Itron's common stock over an 18-month period. Repurchases are made in the open market or in privately negotiated transactions and in accordance with applicable securities laws.
(2)    Excludes commissions.
Subsequent to December 31, 2021, we repurchased 279,968 shares of our common stock under the stock repurchase program effective November 1, 2021. The average price paid per share was $60.60 (excluding commissions) for a total cost of $17.0 million.

Holders
At February 23, 2022, there were 154 holders of record of our common stock.

Dividends
Since the inception of the Company, we have not declared or paid cash dividends. We intend to retain future earnings for the development of our business and do not anticipate paying cash dividends in the foreseeable future.

Item 6:     [Reserved]

Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis compares the change in the consolidated financial statements for fiscal years 2021 and 2020 and should be read in conjunction with Item 8: Financial Statements and Supplementary Data. For comparisons of fiscal years 2020 and 2019, see our Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2020 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on February 24, 2021, and incorporated herein by reference.
The objective of Management's Discussion and Analysis is to provide our assessment of the financial condition and results of operations, including an evaluation of our liquidity and capital resources along with material events occurring during the year. The discussion and analysis focuses on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future operating results or of future financial condition. In addition, we address matters that are reasonably likely, based on management's assessment, to have a material impact on future operations. We expect the analysis will enhance a reader's understanding of our financial condition, cash flows, and other changes in financial condition and results of operations.
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

Device Solutions – This segment primarily includes hardware products used for measurement, control, or sensing that do not have communications capability embedded for use with our broader Itron systems, i.e., hardware-based products not part of a complete end-to-end solution. Examples from the Device Solutions portfolio include: standard endpoints that are shipped without Itron communications, such as our standard gas, electricity, and water meters for a variety of global markets and adhering to regulations and standards within those markets, as well as our heat and allocation products; communicating meters that are not a part of an Itron end-to-end solution, such as Smart Spec meters; and the implementation and installation of non-communicating devices, such as gas regulators.

Networked Solutions – This segment primarily includes a combination of communicating devices (e.g., smart meters, modules, endpoints, and sensors), network infrastructure, and associated application software designed and sold as a complete solution for acquiring and transporting robust application-specific data. Networked Solutions includes products and software for the implementation, installation, and management of communicating devices and data networks. Examples from the Networked Solutions portfolio include: communicating measurement, control, or sensing endpoints, such as our Itron OpenWay® Centron and Riva meters, Itron traditional ERT® technology, Intelis smart gas meters, 500G gas communication modules, 500W water communication modules, GenX networking infrastructure products and network interface cards (NICs); Smart City control and management software; Distribution Automation bridge devices; and specific network control and management software applications. The IIoT solutions supported by this segment include automated meter reading (AMR), advanced metering infrastructure (AMI), smart grid and distribution automation, smart street lighting, and an ever-growing set of smart city applications such as traffic management, smart parking, air quality monitoring, electric vehicle charging, customer engagement, digital signage, acoustic (e.g., gunshot) detection, and leak detection and mitigation for both gas and water systems. Our IIoT platform allows all these industry and smart city applications to be run and managed on a single, multi-purpose network.

Outcomes – This segment primarily includes our value-added, enhanced software and services in which we manage, organize, analyze, and interpret data to improve decision making, maximize operational profitability, drive resource efficiency, and deliver results for consumers, utilities, and smart cities. Outcomes places an emphasis on delivering to Itron customers high-value, turn-key, digital experiences by leveraging the footprint of our Device Solutions and Networked Solutions segments. The revenues from these offerings are primarily recurring in nature and would include any direct management of Device Solutions, Networked Solutions, and other products on behalf of our end customers. Examples from the Outcomes portfolio include: our meter data management and analytics offerings; our managed service solutions including network-as-a-service (NaaS) and Platform-as-a-Service (PaaS); forecasting software and services; our Distributed Energy Management suite of products and services; our Distributed Intelligence suite of applications and services; and any consulting-based engagement. Within the Outcomes segment, we also identify new business models, including performance-based contracting, to drive broader portfolio offerings across utilities and cities.

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

Total Company Highlights

Highlights and significant developments for the year ended December 31, 2021 compared with the year ended December 31, 2020

•Revenues were $2.0 billion compared with $2.2 billion last year, a decrease of $191.8 million, or 9%
•Gross margin was 28.9% compared with 27.7% last year
•Operating expenses increased $39.9 million, or 7%, compared with 2020, and includes the impact of 2021 restructuring projects and variable compensation
•Net loss attributable to Itron, Inc. was $81.3 million compared with net loss attributable to Itron, Inc. of $58.0 million in 2020
•GAAP loss per share was $1.83 compared with loss per share of $1.44 in 2020
•Non-GAAP net income attributable to Itron, Inc. was $78.1 million compared with $75.3 million in 2020
•Non-GAAP diluted EPS was $1.75 compared with $1.85 in 2020
•Adjusted EBITDA decreased $63.2 million, or 35%, to $115.2 million compared with adjusted EBITDA of $178.4 million in 2020
•Total backlog was $4.0 billion, and twelve-month backlog was $1.5 billion at December 31, 2021, compared with $3.3 billion and $1.2 billion at December 31, 2020.

Financing Activity
On March 12, 2021, we closed the sale of 4,472,222 shares of our common stock in a public offering, resulting in net proceeds to us of $389.4 million, after deducting underwriters' discounts, and we closed the sale of the Convertible Notes (the Convertible Notes) in a private placement to qualified institutional buyers, resulting in net proceeds to us of $448.5 million after deducting initial purchasers' discounts of the offering. Concurrently with the issuance of the Convertible Notes, we entered into the Convertible Note Hedge Transactions (the Convertible Note Hedge Transactions), and Warrant Transactions (Warrant Transactions). For further description of these transactions, refer to Item 8: Financial Statements and Supplementary Data, Note 6: Debt and Note 7: Derivative Financial Instruments.

Credit Facility Amendment and Repayment
On March 8, 2021, we entered into a third amendment to our credit facility that was initially entered on January 5, 2018 (together with the amendment, the 2018 credit facility). The third amendment modified provisions to permit cash settlement upon the conversion of the Convertible Notes, the Convertible Note Hedge Transactions, and Warrant Transactions and also to adjust certain settlement provisions for convertible indebtedness. On August 12, 2021, we repaid the remaining balance of $31.1 million on the U.S. dollar term loan (the term loan). At December 31, 2021, there were no outstanding loan balances under the 2018 Credit Facility. See Item 8: Financial Statements and Supplementary Data, Note 7: Derivative Financial Instruments, for further details of the Convertible Note Hedge Transactions and Warrant Transactions.

Senior Notes Redemption
In December 2017 and January 2018, we issued $300 million and $100 million, of aggregate principal amount of 5.00% senior notes maturing January 15, 2026 (Senior Notes). On March 9, 2021, we submitted a Notice of Redemption to the trustee to redeem all outstanding Senior Notes at a redemption price of 102.50%, in accordance with the indenture governing the Senior Notes, totaling $410.0 million. As of April 8, 2021 the Senior Notes were fully discharged, and no principal or unpaid interest remains outstanding. The 2.5%, or $10.0 million, early redemption premium and write off of $11.1 million prepaid debt fees were recognized upon redemption in the second quarter of 2021. See Item 8: Financial Statements and Supplementary Data, Note 6: Debt, for further details of the redemption.

Reserve on Receivables from Sale of Business
On June 25, 2020, we closed on the sale of five subsidiaries comprising our manufacturing and sales operations in Latin America to buyers led by Instalación Profesional y Tecnologías del Centro S.A. de C.V., a Mexican company doing business as Accell in Brazil (Accell), through the execution of various definitive stock purchase agreements. The total sales price of $35.0 million included deferred payments of $21.1 million for working capital, which was to be paid in full by December 31, 2020, as evidenced by a promissory note, and the remainder in cash ($4.5 million) and other deferred consideration. In January 2021, we agreed to extend the payment terms on the remaining outstanding working capital balance of $18.4 million. Accell had agreed to make monthly payments, including interest, through September 2022, under which we received full payments for January through March and partial payments in April and May (totaling $3.8 million including $0.7 million in interest). Based on Accell's failure to make timely payments, continued requests to defer payments significantly beyond the original maturity of the working capital note, and the negative impact of the COVID-19 pandemic on the Latin American markets, we determined to fully reserve the working capital and other deferred receivables, recognizing a loss on sale of business of $26.8 million for the year ended December 31, 2021. See Item 8: Financial Statements and Supplementary Data, Note 18: Sale of Businesses, for more details.

Business Acquisition
On October 12, 2021, Itron, through its subsidiary Itron Management Services Ireland, Limited, completed the acquisition of 100% of the shares of SELC Group Limited (SELC), a private limited company incorporated in Ireland since 2014, from Sensus Metering Systems (LUXCO3) S.ár.l. SELC was previously a technology supplier to Itron. The acquisition provides value to Itron through the leverage of SELC's streetlight controls technology coupled with Itron's Smart Cities network and software platform. The acquisition will increase the pace of Smart City growth and innovation within Itron's Networked Solutions business for the benefit of our customers. The purchase was funded through cash on hand and included $2.1 million in intangible assets and $5.4 million in goodwill. See Item 8: Financial Statements and Supplementary Data, Note 4: Intangible Assets and Liabilities and Note 5: Goodwill, for further details.

Restructuring Plan
On October 29, 2021, our Board of Directors approved a restructuring plan (the 2021 Projects), which in conjunction with the announcement of the sale of certain of our Gas device manufacturing operations (refer to Item 8: Financial Statements and Supplementary Data, Note 18: Sale of Businesses), includes activities to drive reductions in certain locations and functional support areas. These projects are to be substantially complete by the end of 2024. Itron recognized pre-tax restructuring charges of $60.7 million. Of the total charge, approximately $55 million will result in cash expenditures, and the remainder to non-cash impairment charges. Once the 2021 Projects are substantially completed, Itron estimates $15 million to $20 million in annualized savings. Certain of Itron's employees are represented by unions or works councils, which requires consultation, and potential restructuring projects may be subject to regulatory approval, both of which could impact the timing of planned savings in certain jurisdictions.

Approval of Share Repurchase Program
Effective November 1, 2021, Itron's Board of Directors authorized a share repurchase program of up to $100 million of our common stock over an 18-month period (the 2021 Stock Repurchase Program). Repurchases are made in the open market or in privately negotiated transactions, and in accordance with applicable securities laws. Following the announcement of the program and through December 31, 2021, we repurchased 125,314 shares at an average share price of $64.05 (excluding commissions) for a total of $8.0 million. Subsequent to December 31, 2021, we repurchased 279,968 shares of our common stock under the 2021 Stock Repurchase Program. The average price paid per share was $60.60 (excluding commissions) for total of $17.0 million.

Sale of Business
On November 2, 2021, Itron entered into a definitive securities and asset purchase agreement to sell certain of its Gas device manufacturing and business operations in Europe and North America to Dresser Utility Solutions (Dresser). The sale includes one German subsidiary – Itron GmbH along with its business operations, personnel, and the owned manufacturing facility in Karlsruhe; the business operations, personnel, and assets associated with the leased manufacturing facility in Argenteuil, France; and the business and manufacturing assets maintained at one of our contract manufacturers in North America. The sale of these assets and operations is part of Itron's continued strategy to improve profitability and focus on growing its higher value businesses throughout the world.

As of the fourth quarter of 2021, we reclassified the assets and liabilities of this asset group as held for sale. Based on the sales price and the carrying value of the assets including the foreign currency translation losses accumulated since the acquisition of the German subsidiary in 2007, we recognized a pre-tax loss of $34.4 million (classified within Loss on sale of business within the Consolidated Statements of Operations) as of December 31, 2021. The base sale price of this divestiture was $75 million, with adjustments for (1) pension liabilities assumed by Dresser for the active employees and (2) the final working capital balance, which will be determined as of the close date, and, if the balance is outside the targeted amount, the difference will be settled shortly thereafter. Cash proceeds from the sale were estimated at a net $53.9 million ($63.7 million less $9.8 million in cash held for sale) at December 31, 2021. The transaction closed on February 28, 2022, and the final sales price and loss on sale will be determined and recognized during the second quarter of 2022, based on the 90-day working capital validation process.

Impact of COVID-19 and Supply Chain Challenges
The COVID-19 pandemic has had global economic impacts including disrupting customer demand and global supply chains, resulting in market volatility. The extent of the recent pandemic and its ongoing impact on our operations is volatile, but is being monitored closely by our management. During portions of the first half of 2020 certain of our European factories were closed due to government actions and local conditions, and any further closures that may be imposed on us could impact our future results. New variants of the virus may cause previously lifted restrictions to be reinstated, which could result in more disruptions. Incremental costs we have incurred related to COVID-19, such as personal protective equipment, increased cleaning and sanitizing of our facilities, and other such items, have not been material to date. As economies have reopened, global supply chains have struggled to keep pace with rapidly changing demand. The resulting supply constraints have manifested across a variety of areas including mechanical, electrical and logistics portions of the supply chain, which has impacted our ability to ship products in a timely manner. In particular, our ability to obtain adequate supply of semiconductor components has impacted our ability to service recovering customer demand. While we believe the current imbalance in supply and demand is temporal, the timeline to recovery is uncertain. Efforts are ongoing with suppliers to increase supply, including the approval of alternate sources. Recently, inflation in our raw materials and component costs, freight charges, and labor costs have increased above historical levels, due to, among other things, the continuing impacts of the pandemic and uncertain economic environment. We may or may not be able to fully recover these increased costs through pricing actions with our customers. At this time, we have not identified any significant decrease in long-term customer demand for our products and services. However, certain of our customer projects have experienced delay in deliveries, with originally forecasted 2021 revenue pushed to future periods. For more information on risks associated with the COVID-19 pandemic, please see our risk in Part I, Item 1A, Risk Factors.

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

Other benefits, including options to defer payroll tax payments and additional deductions, resulted in reduced cash payments in 2020 but increased cash outlays during 2021.

Total Company GAAP and Non-GAAP Highlights and Endpoints Under Management

	Year Ended December 31,
In thousands, except margin and per share data	2021	% Change	2020
GAAP
Revenues
Product revenues	$1,678,195	(11)%	$1,889,173
Service revenues	303,377	7%	284,177
Total revenues	1,981,572	(9)%	2,173,350

Gross profit	573,169	(5)%	602,167
Operating expenses	652,468	7%	612,562
Operating income (loss)	(79,299)	NM	(10,395)
Other income (expense)	(44,511)	(4)%	(46,244)
Income tax benefit (provision)	45,512	NM	(238)
Net loss attributable to Itron, Inc.	(81,255)	NM	(57,955)

Non-GAAP(1)
Non-GAAP operating expenses	$497,604	6%	$470,028
Non-GAAP operating income	75,565	(43)%	132,139
Non-GAAP net income attributable to Itron, Inc.	78,103	4%	75,253
Adjusted EBITDA	115,211	(35)%	178,399

GAAP Margins and EPS
Gross margin
Product gross margin	26.6%		25.4%
Service gross margin	41.6%		42.8%
Total gross margin	28.9%		27.7%

Operating margin	(4.0)%		(0.5)%
Net loss per common share - Basic	$(1.83)		$(1.44)
Net loss per common share - Diluted	$(1.83)		$(1.44)

Non-GAAP EPS (1)
Non-GAAP diluted EPS	$1.75		$1.85

(1)These measures exclude certain expenses that we do not believe are indicative of our core operating results. See pages 43-46 for information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Definition of an Endpoint Under Management
An "endpoint under management" is a unique endpoint, or data from that endpoint, which Itron manages via our networked platform or a third party's platform that is connected to one or multiple types of endpoints. Itron's management of an endpoint occurs when on behalf of our client, we manage one or more of the physical endpoints, operating system, data, application, data analytics, and/or outcome deriving from this unique endpoint. Itron has the ability to monitor and/or manage endpoints or the data from the endpoints via NaaS, Software-as-a-Service (SaaS), and/or a licensed offering at a remote location designated by our client. Our offerings typically, but not exclusively, provide an Itron product or Itron certified partner product to our clients that has the capability of one-way communication or two-way communication of data that may include remote product configuration and upgradability. Examples of these offerings include our Temetra, OpenWay®, OpenWay® Riva and Gen X.

This metric primarily includes Itron or third-party endpoints deployed within the electricity, water, and gas utility industries, as well as within cities and municipalities around the globe. Endpoints under management also include smart communication modules and network interface cards (NICs) within Itron's platforms. At times, these NICs are communicating modules that were sold separately from an Itron product directly to our customers or to third party manufacturers for use in endpoints such as electric, water, and gas meters; streetlights and other types of IIoT sensors and actuators; sensors and other capabilities that the end customer would like Itron to connect and manage on their behalf.

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

A summary of our endpoints under management is as follows:

	Year Ended December 31,
Units in thousands	2021	2020	2019
Endpoints under management	82,354	74,184	64,719

Results of Operations

Revenues and Gross Margin

The actual results of and effects of changes in foreign currency exchange rates on revenues and gross profit were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Year Ended December 31,
In thousands	2021	2020
Total Company
Revenues	$1,981,572	$2,173,350	$32,020	$(223,798)	$(191,778)
Gross profit	573,169	602,167	4,227	(33,225)	(28,998)

Revenues
Revenues decreased $191.8 million in 2021 compared with 2020. We have been unfavorably impacted by COVID-19 related global component constraints, which limited our ability to fulfill customer demand. Product revenues decreased $211.0 million in 2021 and service revenues increased $19.2 million in 2021 as compared with 2020. Device Solutions decreased by $48.9 million; Networked Solutions decreased by $156.8 million; and Outcomes increased by $13.9 million when compared with the same period last year. Changes in currency exchange rates favorably impacted revenues by $32.0 million in 2021, primarily in Device Solutions.

No single customer represented more than 10% of total revenues for the years ended December 31, 2021 and 2020. Our 10 largest customers accounted for 25% of total revenues in 2021 and 33% of total revenues in 2020.

Gross Margin
Gross margin was 28.9% for 2021, compared with 27.7% in 2020. We were favorably impacted by product and solution mix and improved operating efficiencies in 2021 compared with 2020. Product sales gross margin increased to 26.6% in 2021 from 25.4% in 2020. Gross margin on service revenues decreased to 41.6% from 42.8% in 2020.

Refer to Operating Segment Results section below for further detail on total company revenues and gross margin.

Operating Expenses

The actual results of and effects of changes in foreign currency exchange rates on operating expenses were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Year Ended December 31,
In thousands	2021	2020
Total Company
Sales, general and administrative	$300,520	$276,920	$5,400	$18,200	$23,600
Research and development	197,235	194,101	2,259	875	3,134
Amortization of intangible assets	35,801	44,711	339	(9,249)	(8,910)
Restructuring	54,623	37,013	510	17,100	17,610
Loss on sale of business	64,289	59,817	3,330	1,142	4,472
Total operating expenses	$652,468	$612,562	$11,838	$28,068	$39,906

Operating expenses increased $39.9 million for the year ended December 31, 2021 as compared with the same period in 2020. This was primarily due to higher variable compensation of $23.1 million in 2021 (classified within sales, general and administrative expenses and research and development expenses), as well as $17.6 million in restructuring related to the 2021 Projects. The loss on the sale of business of $64.3 million in 2021 includes the impairment resulting from the sale of certain of our Gas device manufacturing and business operations in Europe and North America to Dresser and an increase to the loss related to the 2020 Latin America divestiture. The loss on the sale of our Latin America business in 2020 was $59.8 million. The increases were partially offset by a decrease of $8.9 million in amortization of intangible assets. See Item 8: Financial Statements and Supplementary Data, Note 18: Sale of Businesses and Note 13: Restructuring for more details.

Other Income (Expense)

The following table shows the components of other income (expense):

	Year Ended December 31,
In thousands	2021	% Change	2020
Interest income	$1,557	(48)%	$2,998
Amortization of prepaid debt fees	(18,253)	NM	(4,130)
Other interest expense	(10,385)	(74)%	(39,871)
Interest expense	(28,638)	(35)%	(44,001)
Other income (expense), net	(17,430)	NM	(5,241)
Total other income (expense)	$(44,511)	(4)%	$(46,244)

Total other income (expense) for the year ended December 31, 2021 was a net expense of $44.5 million compared with $46.2 million in 2020.

The change in other income (expense), net, for the year ended December 31, 2021 as compared with the same period in 2020 was primarily the result of lower interest costs of $14.6 million for the senior notes, $9.7 million for the term loan, and $4.7 million for the revolving credit. The decrease was offset by a $14.1 million increase related to a write-off of prepaid debt fees in 2021 associated with the repayment of senior notes and the term loan as well as increased amortization of prepaid debt fees, and a $11.7 million increase related to the 2021 extinguishment of debt that is included in other income (expense).

Income Tax Provision

Our income tax (benefit) provision was $(45.5) million and $0.2 million for the years ended December 31, 2021 and 2020. Our tax rate for the year ended December 31, 2021 differed from the U.S. federal statutory tax rate of 21% due primarily to a tax benefit of $34.4 million related largely to the release of a valuation allowance on U.S. foreign tax credit deferred tax assets that were utilized in the current year. The 2021 tax benefit reflects the impact of certain transfers of business activities and assets that result in a prospective shift of income from international operations to the U.S. Other rate drivers include losses in jurisdictions for which no benefit is recognized because of valuation allowances on deferred tax assets, the level of profit or losses in domestic and international jurisdictions, a benefit related to excess stock-based compensation, and uncertain tax positions.

For additional discussion related to income taxes, see Item 8: Financial Statements and Supplementary Data, Note 11: Income Taxes.

Operating Segment Results

For a description of our operating segments, refer to Part I, Item 1: Business, Our Operating Segments included in this Annual Report on Form 10-K. The following tables and discussion highlight significant changes in trends or components of each operating segment:

	Year Ended December 31,
In thousands	2021	% Change	2020
Segment revenues
Device Solutions	$645,104	(7)%	$693,995
Networked Solutions	1,092,631	(13)%	1,249,402
Outcomes	243,837	6%	229,953
Total revenues	$1,981,572	(9)%	$2,173,350

	Year Ended December 31,
	2021		2020
In thousands	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment gross profit and margin
Device Solutions	$99,355	15.4%	$86,859	12.5%
Networked Solutions	378,633	34.7%	432,906	34.6%
Outcomes	95,181	39.0%	82,402	35.8%
Total gross profit and margin	$573,169	28.9%	$602,167	27.7%

	Year Ended December 31,
In thousands	2021	% Change	2020
Segment operating expenses
Device Solutions	$42,138	(9)%	$46,090
Networked Solutions	124,199	—%	124,807
Outcomes	44,550	28%	34,783
Corporate unallocated	441,581	9%	406,882
Total operating expenses	$652,468	7%	$612,562

	Year Ended December 31,
	2021		2020
In thousands	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment operating income (loss) and operating margin
Device Solutions	$57,217	8.9%	$40,769	5.9%
Networked Solutions	254,434	23.3%	308,099	24.7%
Outcomes	50,631	20.8%	47,619	20.7%
Corporate unallocated	(441,581)	NM	(406,882)	NM
Total operating income (loss) and operating margin	$(79,299)	(4.0)%	$(10,395)	(0.5)%

Device Solutions:

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Device Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Year Ended December 31,
In thousands	2021	2020
Device Solutions Segment
Revenues	$645,104	$693,995	$21,085	$(69,976)	$(48,891)
Gross profit	99,355	86,859	2,407	10,089	12,496
Operating expenses	42,138	46,090	616	(4,568)	(3,952)

Revenues
Revenues decreased by $48.9 million in 2021, or 7%, compared with 2020. The decrease was mainly due to component shortages resulting in unfulfilled customer demand. The decrease was partially offset by $21.1 million due to the effect of changes in foreign currency.

Gross Margin
Gross margin was 15.4% in 2021 compared with 12.5% in 2020. The 290 basis point increase was primarily due to favorable product mix and lower manufacturing inefficiencies.

Operating Expenses
Operating expenses decreased $4.0 million, or 9%. The decrease was primarily a result of a $5.0 million decrease in research and development costs, offset by a $1.0 million increase in marketing costs.

Networked Solutions:

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Networked Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Year Ended December 31,
In thousands	2021	2020
Networked Solutions Segment
Revenues	$1,092,631	$1,249,402	$7,166	$(163,937)	$(156,771)
Gross profit	378,633	432,906	387	(54,660)	(54,273)
Operating expenses	124,199	124,807	222	(830)	(608)

Revenues
Revenues decreased by $156.8 million, or 13%, in 2021 compared with 2020. The change was primarily due to global component shortages, which limited our ability to ship all our customer demand. Lower product revenue of $174.2 million was partially offset by higher maintenance service revenue of $17.4 million.

Gross Margin
Gross margin was 34.7% in 2021 compared with 34.6% in 2020. The increase of 10 basis points was primarily due to favorable product mix, partially offset by inefficiencies related to component shortages.

Operating Expenses
Operating expenses decreased by $0.6 million in 2021 compared with 2020. The decrease was primarily driven by reduced investment in research and development.

Outcomes:

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Outcomes segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Year Ended December 31,
In thousands	2021	2020
Outcomes Segment
Revenues	$243,837	$229,953	$3,769	$10,115	$13,884
Gross profit	95,181	82,402	1,433	11,346	12,779
Operating expenses	44,550	34,783	60	9,707	9,767

Revenues
Revenues increased $13.9 million, or 6%, in 2021 compared with 2020. This increase was driven by increased software license sales and managed and professional services.

Gross Margin
Gross margin increased to 39.0% in 2021 compared with 35.8% for last year. The 320 basis point increase was driven by favorable solutions mix and increased cost efficiencies.

Operating Expenses
Operating expenses increased $9.8 million, or 28%, in 2021. This increase was primarily related to increased research and development investment of $7.6 million and higher product marketing expenses of $2.2 million.

Corporate unallocated:

Operating expenses not directly associated with an operating segment are classified as Corporate unallocated. These expenses increased $34.7 million in 2021 as compared with 2020. This was primarily the result of increases in sales, general and administrative expenses and research and development expenses of $21.5 million driven by higher variable compensation in 2021, and an increase of $17.6 million in restructuring expense due to the 2021 Projects. A loss on sale of business in 2021 of $64.3 million includes the impairment resulting from the sale of certain of our Gas device manufacturing and business operations in Europe and North America to Dresser and an increase to the loss related to the 2020 Latin America divestiture. The Latin America divestiture was a $59.8 million loss on sale of business in 2020. Amortization of intangible assets decreased $8.9 million as compared with 2020. See Item 8: Financial Statements and Supplementary Data, Note 18: Sale of Businesses and Note 13: Restructuring for more details.

Financial Condition

Cash Flow Information:

	Year Ended December 31,
In thousands	2021	2020	2019
Cash provided by operating activities	$154,794	$109,514	$172,840
Cash used in investing activities	(34,884)	(41,036)	(48,180)
Cash used in financing activities	(152,887)	(11,576)	(97,519)
Less: Cash classified within assets held for sale	(9,750)	—	—
Effect of exchange rates on cash and cash equivalents	(1,627)	127	435
Increase (decrease) in cash and cash equivalents	$(44,354)	$57,029	$27,576

Cash, cash equivalents, and restricted cash at December 31, 2021 was $162.6 million compared with $206.9 million at December 31, 2020. The $44.4 million decrease in cash and cash equivalents in the 2021 period was primarily the result of net repayment of debt and acquisitions of property, plant, and equipment, partially offset by cash flows from operating activities.

Operating activities
Cash provided by operating activities in 2021 was $45.3 million higher than in 2020. This increase was primarily due to lower variable compensation payouts and lower interest payments, which was partially offset by a greater net loss.

Investing activities
Cash used in investing activities during 2021 was $6.2 million lower than in 2020. This decrease in use of cash was primarily related to $11.5 million less purchase of property, plant, and equipment, offset by net cash used for business acquisition.

Financing activities
Net cash used in financing activities during 2021 was $152.9 million, compared with net cash used in 2020 of $11.6 million. In March 2021, we received $389.4 million from issuance of common stock related to the equity offering, after deducting underwriters' discounts of the offering, purchased $84.1 million of the convertible note hedge contracts, and proceeds of $45.3 million from the sale of warrants. Also in March 2021, we closed the sale of the Convertible Notes with gross proceeds of $460 million, which was used to pay off the outstanding term loan balance. In April 2021, we repaid the senior notes totaling $410 million (including $10 million early repayment premium) with proceeds from the equity offering and cash on hand. In 2021, we had net repayments of debt of $486.1 million, cash payments for prepaid debt fees were $12.0 million, and repurchased $8.0 million of our stock. In 2020, we paid down our debt of $14.1 million.

Cash classified within assets held for sale
Cash classified within assets held for sale was $9.8 million as of December 31, 2021, which is related to the sale of assets to Dresser, which closed on February 28, 2022.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations resulted in a decrease of $1.6 million in 2021 and an increase of $0.1 million in 2020. Our foreign currency exposure relates to non-U.S. dollar denominated balances in our international subsidiary operations.

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

	Year Ended December 31,
In thousands	2021	2020
Cash provided by operating activities	$154,794	$109,514
Acquisitions of property, plant, and equipment	(34,682)	(46,208)
Free cash flow	$120,112	$63,306

Free cash flow increased due to higher operating cash flow and lower spending for property, plant, and equipment. See the cash flow discussion of operating activities above.

Liquidity and Capital Resources:

Our principal sources of liquidity are cash flows from operations, borrowings, and the sale of our common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments of debt. Working capital, which represents current assets less current liabilities, continues to be in a net favorable position. We expect existing cash, cash flows from operations, and access to capital markets to continue to be sufficient to fund our operating activities and cash commitments, such as debt maturities, and material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

Stock Offering
On March 12, 2021, we closed the sale of 4,472,222 shares of our common stock in a public offering, resulting in net proceeds to us of $389.4 million, after deducting underwriters' discounts of the offering, and we closed the sale of the Convertible Notes in a private placement to qualified institutional buyers, resulting in net proceeds to us of $448.5 million after deducting initial purchasers' discounts of the offering. Concurrently with the issuance of the Convertible Notes, we entered into the Convertible

Note Hedge Transactions and Warrant Transactions. For further description of these transactions, refer to Item 8: Financial Statements and Supplementary Data, Note 6: Debt and Note 7: Derivative Financial Instruments.

Borrowings
On October 18, 2019, we amended our credit facility that was initially entered on January 5, 2018 (together with the amendment, the 2018 credit facility). The 2018 credit facility provides for committed credit facilities in the amount of $1.2 billion U.S. dollars. The 2018 credit facility consists of a $650 million U.S. dollar term loan (the term loan) and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million standby letter of credit sub-facility and a $50 million swingline sub-facility. The October 18, 2019 amendment extended the maturity date to October 18, 2024. At December 31, 2021, no amount was outstanding under the 2018 credit facility revolver, and $64.4 million was utilized by outstanding standby letters of credit, resulting in $435.6 million available for additional borrowings or standby letters of credit under the revolver. At December 31, 2021, $235.6 million was available for additional standby letters of credit under the letter of credit sub-facility and no amounts were outstanding under the swingline sub-facility. Amounts borrowed under the revolver may be repaid and reborrowed until the revolver's maturity on October 18, 2024, at which time all outstanding loans together with all accrued and unpaid interest must be repaid.

On March 12, 2021, we closed the sale of $460 million in Convertible Notes in a private placement to qualified institutional buyers. The Convertible Notes do not bear regular interest, and the principal amount does not accrete. The Convertible Notes will mature on March 15, 2026, unless earlier repurchased, redeemed, or converted in accordance with their terms.

For further description of our borrowings, refer to Item 8: Financial Statements and Supplementary Data, Note 6: Debt. See Item 8: Financial Statements and Supplementary Data, Note 7: Derivative Financial Instruments. for further details of the Convertible Note Hedge Transactions and Warrant Transactions.

For a description of our letters of credit and performance bonds, and the amounts available for additional borrowings or letters of credit under our lines of credit, including the revolver that is part of our credit facility, refer to Item 8: Financial Statements and Supplementary Data, Note 12: Commitments and Contingencies.

Restructuring
On September 17, 2020, our Board of Directors approved a restructuring plan (the 2020 Projects). The 2020 Projects include activities that continue our efforts to optimize its global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects are scheduled to be substantially complete by the end of 2022, with an estimated $17 million in cash payments remaining as of December 31, 2021.

On October 29, 2021, our Board of Directors approved a restructuring plan (the 2021 Projects), which in conjunction with the announcement of the sale of certain of our Gas device manufacturing operations, (refer to Item 8: Financial Statements and Supplementary Data, Note 18: Sale of Businesses), includes activities to drive reductions in certain locations and functional support areas. These projects are to be substantially complete by the end of 2024. Itron recognized pre-tax restructuring charges of $60.7 million. Of the total charge, approximately $55 million will result in cash expenditures, and the remainder to non-cash impairment charges. Once the 2021 Projects are substantially completed, Itron estimates $15 million to $20 million in annualized savings. Certain of Itron's employees are represented by unions or works councils, which requires consultation, and potential restructuring projects may be subject to regulatory approval, both of which could impact the timing of planned savings in certain jurisdictions.

For the year ended December 31, 2021, we paid out a net $29.7 million related to all our restructuring projects. As of December 31, 2021, $85.0 million was accrued for these restructuring projects, of which $29.7 million is expected to be paid within the next 12 months.

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

Stock Repurchase Authorization
Effective November 1, 2021, Itron's Board of Directors authorized a share repurchase program of up to $100 million of our common stock over an 18-month period (the 2021 Stock Repurchase Program). Repurchases are made in the open market or in privately negotiated transactions, and in accordance with applicable securities laws. Following the announcement of the program and through December 31, 2021, we repurchased 125,314 shares at an average share price of $64.05 (excluding commissions) for a total of $8.0 million. Subsequent to December 31, 2021, we repurchased 279,968 shares of our common stock under the 2021 Stock Repurchase Program. The average price paid per share was $60.60 (excluding commissions) for total of $17.0 million.

Other contractual obligations and commitments
Operating lease obligations are disclosed in Item 8: Financial Statements and Supplementary Data, Note 19: Leases and do not include common area maintenance charges, real estate taxes, and insurance charges for which we are obligated. Amounts due under operating lease liabilities for the next twelve months are $19.2 million and beyond the next twelve months are $62.5 million.

We regularly enter into standard purchase orders in the ordinary course of business that may obligate us to purchase materials and other items but which may not yet qualify for recognition in our Consolidated Balance Sheets. Purchase orders and other purchase obligations can include open-ended agreements that provide for estimated quantities over an extended delivery period. At December 31, 2021, purchase orders and other purchase obligations were $607.7 million, which includes capital expenditures of $18.2 million. The purchase orders may include durations longer than one year, but these long-term agreements generally contain termination clauses that could require payment if the commitments were canceled, and as such the total above is considered short-term as of December 31, 2021.

Other long-term liabilities consist of warranty obligations, estimated pension benefit payments, and other obligations. Estimated pension benefit payments include amounts to be paid from our assets for unfunded plans and reflect expected future service. The following table summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2021.

In thousands	Next 12 months	Beyond the next 12 months
Warranty obligations	$18,406	$13,616
Estimated pension benefit payments	4,294	87,863

The period of cash settlement for long-term unrecognized tax benefits, which include accrued interest and penalties, cannot be reasonably estimated with the respective taxing authorities. For further information on defined benefit pension plans, income taxes, warranty obligations, and unearned revenue for extended warranties, see Item 8: Financial Statements and Supplementary Data, Note 8: Defined Benefit Pension Plans, Note 11: Income Taxes, Note 12: Commitments and Contingencies, and Note 17: Revenues.

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

Our cash income tax payments were as follows:

	Year Ended December 31,
In thousands	2021	2020
U.S. federal taxes paid (refunded)	$—	$(6,816)
State income taxes paid	817	914
Foreign and local income taxes paid	6,256	8,590
Total income taxes paid	$7,073	$2,688

Based on current projections, we expect to pay, net of refunds, approximately $11 million in U.S. federal and state taxes and $6 million in foreign and local income taxes in 2022.

As of December 31, 2021, there was $56.0 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. As a result of recent changes in U.S. tax legislation, any repatriation in the future would not result in U.S. federal income tax. Accordingly, there is no provision for U.S. deferred taxes on this cash. If this cash were repatriated to fund U.S. operations, additional withholding tax costs may be incurred. Tax is only one of many factors that we consider in the management of global cash. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

Other Liquidity Considerations
In several of our consolidated international subsidiaries, we have joint venture partners who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc., we consolidate them because we have a greater than 50% ownership interest and/or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. At December 31, 2021, $26.7 million of our consolidated cash balance was held in our joint venture entities. As a result, the minority shareholders of these entities have rights to their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from these entities.

As of December 31, 2021, we expect to pay approximately $35 million for variable compensation in cash during the first quarter of 2022.

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

Several economic assumptions and actuarial data are used in calculating the expense and obligations related to these plans. The assumptions are updated annually at December 31 and include the discount rate, the expected remaining service life, the expected rate of return on plan assets, and the rate of future compensation increases. The discount rate is a significant assumption used to value our pension benefit obligation. We determine a discount rate for our plans based on the estimated duration of each plan's liabilities. For euro denominated defined benefit pension plans, which represent 91% of our projected benefit obligation, we use discount rates with consideration of the duration of each of the plans, using a hypothetical yield curve developed from euro-denominated AA-rated corporate bond issues. These bonds are assigned different weights to adjust their relative influence on the yield curve, and the highest and lowest yielding 10% of bonds are excluded within each maturity group. The discount rates used, depending on the duration of the plans, were between 0.50% and 1.25%. The weighted average discount rate used to measure the projected benefit obligation for all of the plans at December 31, 2021 was 1.66%. A change of 25 basis points in the discount rate would change our projected benefit obligation by approximately $5.0 million. The financial and actuarial assumptions used at December 31, 2021 may differ materially from actual results due to changing market and economic conditions and other factors. These differences could result in a significant change in the amount of pension expense recognized in future periods.

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

Stock-Based Compensation
We grant various stock-based compensation awards to our officers, employees, and Board of Directors with service, performance, and market vesting conditions, including restricted stock units, phantom stock units, and unrestricted stock units (awards). Prior to December 31, 2020, stock options were also granted as part of the stock-based compensation awards. We measure and recognize compensation expense for all awards based on estimated fair values. For awards with only a service condition, we expense stock-based compensation using the straight-line method over the requisite service period for the entire award. For awards with service and performance conditions, if vesting is probable, we expense the stock-based compensation on a straight-line basis over the requisite service period for each separately vesting portion of the award. For awards with a market condition, we expense the fair value over the requisite service period.

We measure and recognize compensation expense for all stock-based compensation based on estimated fair values. The fair value of unrestricted stock awards with no market conditions is the market close price of our common stock on the date of grant. For restricted stock units with market conditions, the fair value is estimated at the date of award using a Monte Carlo simulation model, which includes assumptions for dividend yield and expected volatility for our common stock and the common stock for companies within the Russell 3000 index, as well as the risk-free interest rate and expected term of the awards. For phantom stock units, fair value is the market close price of our common stock at the end of each reporting period. For stock options, the fair value was estimated at the date of grant using the Black-Scholes option-pricing model, which included assumptions for the expected volatility, risk-free interest rate, expected term and dividend yield.

In valuing our restricted stock units with a market condition and stock options, significant judgment is required in determining the expected volatility of our common stock and the expected life that individuals will hold their stock options prior to exercising. The volatility for our restricted stock units with a market condition is based on the historical volatility of our own stock and the stock for companies comprising the market index within the market condition. The expected volatility for stock options was based on the historical and implied volatility of our own common stock. The expected life of stock option grants was derived from the historical actual term of option grants and an estimate of future exercises during the remaining contractual period of the option. While volatility and estimated life are assumptions that do not bear the risk of change subsequent to the grant date, these assumptions may be difficult to measure as they represent future expectations based on historical experience. Further, our expected volatility and expected life may change in the future, which could substantially change the grant-date fair value of future awards and ultimately the expense we recognize. Actual results and future estimates may differ substantially from our current estimates.

Non-GAAP Measures

To supplement our consolidated financial statements, which are prepared in accordance with GAAP, we use certain non-GAAP financial measures, including non-GAAP operating expense, non-GAAP operating income, non-GAAP net income, non-GAAP diluted EPS, adjusted EBITDA, free cash flow, and constant currency. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP, and other companies may define such measures differently. For a reconciliation of each non-GAAP measure to the most comparable financial measure prepared and presented in accordance with GAAP, please see the table captioned Reconciliations of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures.

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

TOTAL COMPANY RECONCILIATIONS	Year Ended December 31,
In thousands, except per share data	2021	2020
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$652,468	$612,562
Amortization of intangible assets	(35,801)	(44,711)
Restructuring	(54,623)	(37,013)
Loss on sale of business	(64,289)	(59,817)
Corporate transition cost	—	33
Acquisition and integration	(151)	(1,026)
Non-GAAP operating expenses	$497,604	$470,028

NON-GAAP OPERATING INCOME
GAAP operating loss	$(79,299)	$(10,395)
Amortization of intangible assets	35,801	44,711
Restructuring	54,623	37,013
Loss on sale of business	64,289	59,817
Corporate transition cost	—	(33)
Acquisition and integration	151	1,026
Non-GAAP operating income	$75,565	$132,139

NON-GAAP NET INCOME & DILUTED EPS
GAAP net loss attributable to Itron, Inc.	$(81,255)	$(57,955)
Amortization of intangible assets	35,801	44,711
Amortization of debt placement fees	18,078	3,954
Debt extinguishment	11,681	—
Restructuring	54,623	37,013
Loss on sale of business	64,289	59,817
Corporate transition cost	—	(33)
Acquisition and integration	151	1,026
Income tax effect of non-GAAP adjustments (1)	(25,265)	(13,280)
Non-GAAP net income attributable to Itron, Inc.	$78,103	$75,253

Non-GAAP diluted EPS	$1.75	$1.85

Non-GAAP weighted average common shares outstanding - Diluted	44,617	40,571

ADJUSTED EBITDA
GAAP net loss attributable to Itron, Inc.	$(81,255)	$(57,955)
Interest income	(1,557)	(2,998)
Interest expense	28,638	44,001
Income tax (benefit) provision	(45,512)	238
Debt extinguishment	11,681	—
Depreciation and amortization	84,153	97,290
Restructuring	54,623	37,013
Loss on sale of business	64,289	59,817
Corporate transition cost	—	(33)
Acquisition and integration	151	1,026
Adjusted EBITDA	$115,211	$178,399

FREE CASH FLOW
Net cash provided by operating activities	$154,794	$109,514
Acquisitions of property, plant, and equipment	(34,682)	(46,208)
Free Cash Flow	$120,112	$63,306
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

Interest Rate Risk
We may be exposed to interest rate risk through our variable rate debt instruments. On March 17, 2021, we paid a fee of $1.7 million to terminate the interest rate swap since the likelihood of LIBOR-based interest payments were no longer probable of occurring. On August 12, 2021, the U.S. dollar term loan under the credit facility was fully paid. At December 31, 2021, we had no outstanding variable rate debt.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future if we were to have variable rate debt outstanding.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. Revenues denominated in functional currencies other than the U.S. dollar were 38% of total revenues for the year ended December 31, 2021, compared with 37% for both the years ended December 31, 2020 and 2019. These transactions expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of December 31, 2021, a total of 39 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar, and various other currencies, with notional amounts ranging from $102,000 to $76.3 million. Based on a sensitivity analysis as of December 31, 2021, we estimate that, if foreign currency exchange rates average ten percentage points higher in 2022 for these financial instruments, our financial results in 2022 would not be materially impacted.
In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 8:    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Itron, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Itron, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition — Revenue arrangements involving multiple performance obligations consisting of hardware, software, and professional services such as implementation, project management, installation, and consulting services — Refer to Notes 1 and 17 to the financial statements

Critical Audit Matter Description

Many of the Company's revenue arrangements involve multiple performance obligations consisting of hardware, software, and professional services such as implementation, project management, installation, and consulting services. These contracts may contain customer-specific business terms and conditions, including service level commitments, variable consideration, and terms that govern when the customer has taken control. Additionally, these contracts may be modified from time to time as the Company delivers under the contract. These customer-specific business terms and conditions and modifications may involve complex accounting considerations, including determining whether the Company has enforceable rights and obligations, whether contract modifications represent new contracts or modification of existing contracts, whether certain performance obligations are distinct, and other considerations that may impact the timing of revenue recognition.
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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to (1) determining whether the Company has enforceable rights and obligations, whether contract modifications represent new contracts or modifications, whether certain performance obligations are distinct and other considerations that may impact the timing of revenue recognition and (2) the completeness and accuracy of the revenue recognition computations and entries used to recognize revenue included the following, among others:

•We tested the effectiveness of controls over contract reviews, including management's use of checklists and other review procedures to determine whether customer-specific business terms are evident in the contract and whether accounting conclusions regarding enforceable rights and obligations, contract modifications, distinct products and services, and other considerations that may impact the timing of revenue recognition are appropriately applied.
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
•For a sample of contracts with customers that included existing contracts, new contracts and contract modifications, we:
◦Tested management's identification of customer-specific terms, whether the Company had enforceable rights and obligations, whether contract modifications represented new contracts or modifications to existing contracts, whether customer-specific terms introduced new or implied performance obligations, or other factors influencing the timing, nature and amount of revenue recognized, and assessed management's conclusions regarding accounting treatment. Our procedures included reading the selected contracts and inquiring of the Company's operational personnel to understand the nature of the contract and its business purpose, as well as evaluating management's conclusions.
◦Evaluated whether the identified accounting conclusions were appropriately reflected in the revenue recognition computations and entries.
◦Tested the accuracy and completeness of the data used in the computations and entries to record revenue.
◦Tested mathematical accuracy of revenue recognition computations and entries.

Goodwill — Device Solutions Reporting Unit — Refer to Notes 1 and 5 to the financial statements

Critical Audit Matter Description

The Company's evaluation of goodwill for impairment involves the comparison of the fair value of its reporting units to their carrying amounts. The Company evaluates goodwill for impairment at least annually, during the fourth quarter. The Company develops its estimate of fair value of the reporting unit using forecast discounted cash flows at the reporting unit level, which requires the Company to make significant estimates and assumptions related to forecasts of future revenues and operating costs. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The estimated fair value of Device Solutions ("Devices") reporting unit exceeded its carrying value as of the measurement date and, therefore, no impairment was recognized.

We identified goodwill for Devices as a critical audit matter because of the significant estimates and assumptions the Company makes to estimate the fair value of Devices and the sensitivity of Devices' operations to changes in the Company's financial performance. This required a high degree of auditor judgment and an increased extent of effort, including the involvement of our fair value specialists, when performing audit procedures to evaluate the reasonableness of management's estimates and assumptions related to forecasts of future revenues and operating costs.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of revenue and operating costs ("forecasts") for the Devices reporting unit included the following, among others:

•We tested the effectiveness of controls over management's goodwill impairment evaluation, including those over the determination of the fair value of Devices, such as controls related to the Company's forecasts.
•We inquired of members of the Company's management responsible for the Devices reporting unit to understand and corroborate management's plan to achieve planned forecast revenue growth.
•We evaluated the reasonableness of management's forecasts by comparing the forecasts to (1) historical results, (2) internal communications to management and the Board of Directors, and (3) forecasted information included in analyst and industry reports as well as press releases of the Company and companies in its peer group.
•With the assistance of our fair value specialists, we evaluated the valuation methodology and long-term forecast growth rates, including testing the underlying source information and the mathematical accuracy of the calculations, and developed a range of independent estimates and compared those to selections made by management.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
February 28, 2022

We have served as the Company's auditor since 2016.

ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
In thousands, except per share data	2021	2020	2019
Revenues
Product revenues	$1,678,195	$1,889,173	$2,220,395
Service revenues	303,377	284,177	282,075
Total revenues	1,981,572	2,173,350	2,502,470
Cost of revenues
Product cost of revenues	1,231,230	1,408,615	1,587,710
Service cost of revenues	177,173	162,568	162,441
Total cost of revenues	1,408,403	1,571,183	1,750,151
Gross profit	573,169	602,167	752,319

Operating expenses
Sales, general and administrative	300,520	276,920	346,872
Research and development	197,235	194,101	202,200
Amortization of intangible assets	35,801	44,711	64,286
Restructuring	54,623	37,013	6,278
Loss on sale of business	64,289	59,817	—
Total operating expenses	652,468	612,562	619,636

Operating income (loss)	(79,299)	(10,395)	132,683
Other income (expense)
Interest income	1,557	2,998	1,849
Interest expense	(28,638)	(44,001)	(52,453)
Other income (expense), net	(17,430)	(5,241)	(9,047)
Total other income (expense)	(44,511)	(46,244)	(59,651)

Income (loss) before income taxes	(123,810)	(56,639)	73,032
Income tax benefit (provision)	45,512	(238)	(20,617)
Net income (loss)	(78,298)	(56,877)	52,415
Net income attributable to noncontrolling interests	2,957	1,078	3,409
Net income (loss) attributable to Itron, Inc.	$(81,255)	$(57,955)	$49,006

Net income (loss) per common share - Basic	$(1.83)	$(1.44)	$1.24
Net income (loss) per common share - Diluted	$(1.83)	$(1.44)	$1.23

Weighted average common shares outstanding - Basic	44,301	40,253	39,556
Weighted average common shares outstanding - Diluted	44,301	40,253	39,980
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
In thousands	2021	2020	2019
Net income (loss)	$(78,298)	$(56,877)	$52,415

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(26,923)	21,082	(2,953)
Foreign currency translation adjustment reclassified to net income (loss) on sale of business	—	52,074	2,443
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	1,411	(898)	(1,924)
Pension benefit obligation adjustment	15,940	(6,112)	(5,933)
Total other comprehensive income (loss), net of tax	(9,572)	66,146	(8,367)

Total comprehensive income (loss), net of tax	(87,870)	9,269	44,048

Comprehensive income attributable to noncontrolling interests, net of tax	2,957	1,078	3,409

Comprehensive income (loss) attributable to Itron, Inc.	$(90,827)	$8,191	$40,639
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS

In thousands	December 31, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$162,579	$206,933
Accounts receivable, net	298,459	369,828
Inventories	165,799	182,377
Other current assets	123,092	171,124
Total current assets	749,929	930,262

Property, plant, and equipment, net	163,184	207,816
Deferred tax assets, net	181,472	76,142
Other long-term assets	42,178	51,656
Operating lease right-of-use assets, net	65,523	76,276
Intangible assets, net	92,529	132,955
Goodwill	1,098,975	1,131,916
Total assets	$2,393,790	$2,607,023

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$193,129	$215,639
Other current liabilities	81,253	72,591
Wages and benefits payable	113,532	86,249
Taxes payable	12,208	15,804
Current portion of debt	—	18,359
Current portion of warranty	18,406	28,329
Unearned revenue	82,816	112,928
Total current liabilities	501,344	549,899

Long-term debt, net	450,228	902,577
Long-term warranty	13,616	13,061
Pension benefit obligation	87,863	119,457
Deferred tax liabilities, net	2,000	1,921
Operating lease liabilities	57,314	66,823
Other long-term obligations	138,666	113,012
Total liabilities	1,251,031	1,766,750

Equity
Preferred stock, no par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75,000 shares authorized, 45,152 and 40,444 shares issued and outstanding	1,779,775	1,389,419
Accumulated other comprehensive loss, net	(148,098)	(138,526)
Accumulated deficit	(515,600)	(434,345)
Total Itron, Inc. shareholders' equity	1,116,077	816,548
Noncontrolling interests	26,682	23,725
Total equity	1,142,759	840,273
Total liabilities and equity	$2,393,790	$2,607,023
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Accumulated Other Comprehensive Income ( Loss)	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2019	39,498	$1,334,364	$(196,305)	$(425,396)	$712,663	$21,385	$734,048
Net income				49,006	49,006	3,409	52,415
Other comprehensive income (loss), net of tax			(8,367)		(8,367)	—	(8,367)
Distributions to noncontrolling interests						(517)	(517)
Stock options exercised	489	21,289			21,289		21,289
Restricted stock awards released net of repurchased shares for taxes	415	(3,113)			(3,113)		(3,113)
Issuance of stock-based compensation awards	9	630			630		630
Employee stock purchase plan	59	3,100			3,100		3,100
Stock-based compensation expense		26,330			26,330		26,330
Stock repurchase program	(529)	(25,000)			(25,000)		(25,000)
Balances at December 31, 2019	39,941	1,357,600	(204,672)	(376,390)	776,538	24,277	800,815

Net income (loss)				(57,955)	(57,955)	1,078	(56,877)
Other comprehensive income (loss), net of tax			66,146		66,146	—	66,146
Distributions to noncontrolling interests						(1,630)	(1,630)
Stock options exercised	103	5,551			5,551		5,551
Restricted stock awards released net of repurchased shares for taxes	334	(2,120)			(2,120)		(2,120)
Issuance of stock-based compensation awards	12	824			824		824
Employee stock purchase plan	54	3,335			3,335		3,335
Stock-based compensation expense		24,229			24,229		24,229
Balances at December 31, 2020	40,444	1,389,419	(138,526)	(434,345)	816,548	23,725	840,273

Net income (loss)				(81,255)	(81,255)	2,957	(78,298)
Other comprehensive income (loss), net of tax			(9,572)		(9,572)	—	(9,572)
Stock options exercised	30	1,924			1,924		1,924
Restricted stock awards released net of repurchased shares for taxes	285	(804)			(804)		(804)
Issuance of stock-based compensation awards	9	856			856		856
Employee stock purchase plan	37	3,156			3,156		3,156
Stock-based compensation expense		22,762			22,762		22,762
Stock issued related to equity offering	4,472	389,419			389,419		389,419
Proceeds from sale of warrants		45,349			45,349		45,349
Purchases of convertible note hedge contracts, net of tax		(63,576)			(63,576)		(63,576)
Registration fee		(359)			(359)		(359)
Stock repurchase program	(125)	(8,028)			(8,028)		(8,028)
Other		(343)			(343)		(343)
Balances at December 31, 2021	45,152	$1,779,775	$(148,098)	$(515,600)	$1,116,077	$26,682	$1,142,759
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In thousands	2021	2020	2019
Operating activities
Net income (loss)	$(78,298)	$(56,877)	$52,415
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangible assets	84,153	97,290	114,400
Non-cash operating lease expense	17,107	18,178	18,958
Stock-based compensation	23,618	25,053	26,960
Amortization of prepaid debt fees	18,253	4,130	5,631
Deferred taxes, net	(85,574)	(12,939)	(192)
Loss on sale of business	64,289	59,817	—
Loss on extinguishment of debt, net	10,000	—	—
Restructuring, non-cash	8,744	5,888	(1,785)
Other adjustments, net	2,930	10,392	(4,295)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	60,242	108,256	(39,467)
Inventories	(3,721)	35,403	(9,389)
Other current assets	41,461	(11,832)	(31,128)
Other long-term assets	4,515	(11,391)	7,053
Accounts payable, other current liabilities, and taxes payable	(23,391)	(111,724)	9,177
Wages and benefits payable	30,915	(34,664)	30,835
Unearned revenue	(29,366)	8,212	8,905
Warranty	(8,169)	(13,538)	(6,637)
Other operating, net	17,086	(10,140)	(8,601)
Net cash provided by operating activities	154,794	109,514	172,840

Investing activities
Net proceeds related to the sale of business	3,142	1,133	—
Acquisitions of property, plant, and equipment	(34,682)	(46,208)	(60,749)
Business acquisitions, net of cash and cash equivalents acquired	(8,670)	—	—
Other investing, net	5,326	4,039	12,569
Net cash used in investing activities	(34,884)	(41,036)	(48,180)

Financing activities
Proceeds from borrowings	460,000	400,000	50,000
Payments on debt	(946,094)	(414,063)	(137,657)
Issuance of common stock	5,080	8,886	24,390
Proceeds from common stock offering	389,419	—	—
Proceeds from sale of warrants	45,349	—	—
Purchases of convertible note hedge contracts	(84,139)	—	—
Repurchase of common stock	(8,028)	—	(25,000)
Prepaid debt fees	(12,031)	(1,571)	(1,560)
Other financing, net	(2,443)	(4,828)	(7,692)
Net cash used in financing activities	(152,887)	(11,576)	(97,519)

Less: Cash classified within assets held for sale	(9,750)	—	—

Effect of foreign exchange rate changes on cash and cash equivalents	(1,627)	127	435
Increase (decrease) in cash and cash equivalents	(44,354)	57,029	27,576
Cash and cash equivalents at beginning of period	206,933	149,904	122,328
Cash and cash equivalents at end of period	$162,579	$206,933	$149,904

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$7,073	$2,688	$12,041
Interest	8,983	47,241	44,788
Non-cash operating, investing and financing activities:
Deferred tax on purchase of convertible note hedge contracts	20,563	—	—
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

Financial Statement Preparation
The consolidated financial statements presented in this Annual Report include the Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Equity, and Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019 and the Consolidated Balance Sheets as of December 31, 2021 and 2020 of Itron, Inc. and its subsidiaries, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

Risks and Uncertainties
The COVID-19 pandemic has had global economic impacts including disrupting customer demand and global supply chains, resulting in market volatility. The extent of the recent pandemic and its ongoing impact on our operations is volatile, but is being monitored closely by our management. During portions of the first half of 2020 certain of our European factories were closed due to government actions and local conditions, and any further closures that may be imposed on us could impact our future results. New variants of the virus may cause previously lifted restrictions to be reinstated, which could result in more disruptions. Incremental costs we have incurred related to COVID-19, such as personal protective equipment, increased cleaning and sanitizing of our facilities, and other such items, have not been material to date. As economies have reopened, global supply chains have struggled to keep pace with rapidly changing demand. The resulting supply constraints have manifested across a variety of areas including mechanical, electrical and logistics portions of the supply chain, which has impacted our ability to ship products in a timely manner. In particular, our ability to obtain adequate supply of semiconductor components has impacted our ability to service recovering customer demand. While we believe the current imbalance in supply and demand is temporal, the timeline to recovery is uncertain. Efforts are ongoing with suppliers to increase supply, including the approval of alternate sources. Recently, inflation in our raw materials and component costs, freight charges, and labor costs have increased above historical levels, due to, among other things, the continuing impacts of the pandemic and uncertain economic environment. We may or may not be able to fully recover these increased costs through pricing actions with our customers. At this time, we have not identified any significant decrease in long-term customer demand for our products and services. However, certain of our customer projects have experienced delay in deliveries, with originally forecasted 2021 revenue pushed to future periods.

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

Restricted Cash and Cash Equivalents
Cash and cash equivalents that are contractually restricted from operating use are classified as restricted cash and cash equivalents. We have no restricted cash in all periods presented.

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

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset group may not be recoverable. Assets held for sale are classified within other current assets in the Consolidated Balance Sheets, are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Gains and losses from asset disposals and impairment losses are classified within the Consolidated Statements of Operations according to the use of the asset, except those gains and losses recognized in conjunction with our restructuring activities, which are classified within restructuring expense, or impairment losses recognized in conjunction with an announced or completed sale of a business, which are classified within Loss on sale of business.

Prepaid Debt Fees
Prepaid debt fees for term debt represent the capitalized direct costs incurred related to the issuance of debt and are recognized as a deduction from the carrying amount of the corresponding debt liability. We have elected to present prepaid debt fees for revolving debt within other long-term assets in the Consolidated Balance Sheets. These costs are amortized to interest expense over the terms of the respective borrowings, including any contingent maturity or call features, using the effective interest method or the straight-line method when associated with a revolving credit facility. When debt is repaid early, the related portion of unamortized prepaid debt fees is written off and included in interest expense.

Business Combinations
On the date of acquisition, the assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree are recognized at their fair values. The acquiree's results of operations are also included as of the date of acquisition in our consolidated results. Intangible assets that arise from contractual/legal rights, or are capable of being separated, are measured and recognized at fair value, and amortized over the estimated useful life. If practicable, assets acquired and liabilities assumed arising from contingencies are measured and recognized at fair value. If not practicable, such assets and liabilities are measured and recognized when it is probable that a gain or loss has occurred and the amount can be reasonably estimated. The residual balance of the purchase price, after fair value allocations to all identified assets and liabilities, represents goodwill. Acquisition-related costs are recognized as incurred. Integration costs associated with an acquisition are generally recognized in periods subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and acquired income tax uncertainties, including penalties and interest, after the measurement period are recognized as a component of the provision for income taxes. Our acquisitions may include contingent consideration, which requires us to recognize the fair value of the estimated liability at the time of the acquisition. Subsequent changes in the estimate of the amount to be paid under the contingent consideration arrangement are recognized in the Consolidated Statements of Operations.

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

Bonus and Profit Sharing
We have various employee bonus and profit sharing plans, which provide award amounts for the achievement of financial and nonfinancial targets. If management determines it is probable that the discretionary targets will be achieved, and the amounts can be reasonably estimated, a compensation accrual is recognized based on the proportional achievement of the financial and nonfinancial targets.

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

Stock-Based Compensation
We grant various stock-based compensation awards to our officers, employees, and Board of Directors with service, performance, and market vesting conditions, including restricted stock units, phantom stock units, and unrestricted stock units (awards). Prior to December 31, 2020, stock options were also granted as part of the stock-based compensation awards. We measure and recognize compensation expense for all awards based on estimated fair values. For awards with only a service condition, we expense stock-based compensation using the straight-line method over the requisite service period for the entire award. For awards with service and performance conditions where vesting is probable, we expense the stock-based compensation on a straight-line basis over the requisite service period for each separately vesting portion of the award. For awards with a market condition, we expense the fair value over the requisite service period. We have elected to account for forfeitures of any awards in stock-based compensation expense prospectively as they occur.

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

The fair value of stock options was estimated at the date of grant using the Black-Scholes option-pricing model. Options to purchase our common stock were granted with an exercise price equal to the market close price of the stock on the date the Board of Directors approved the grant. Options generally became exercisable in three equal annual installments beginning one year from the date of grant and expiring 10 years from the date of grant. Expected volatility was based on a combination of the historical volatility of our common stock and the implied volatility of our traded options for the related expected term. We believe this combined approach was reflective of current and historical market conditions and was an appropriate indicator of expected volatility. The risk-free interest rate was the rate available as of the award date on zero-coupon U.S. government issues with a term equal to the expected term of the award. The expected term was the weighted average expected term of an award based on the period of time between the date the award was granted and the estimated date the award will be fully exercised. Factors considered in estimating the expected term included historical experience of similar awards, contractual terms, vesting schedules, and expectations of future employee behavior.

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

Foreign Exchange
Our consolidated financial statements are reported in U.S. dollars. Assets and liabilities of international subsidiaries with non-U.S. dollar functional currencies are translated to U.S. dollars at the exchange rates in effect on the balance sheet date, or the last business day of the period, if applicable. Revenues and expenses for each subsidiary are translated to U.S. dollars using an average rate for the relevant reporting period. Translation adjustments resulting from this process are included, net of tax, in OCI. Gains and losses that arise from exchange rate fluctuations for monetary asset and liability balances that are not denominated in an entity's functional currency are included within other income (expense), net in the Consolidated Statements of Operations. Currency gains and losses of intercompany balances deemed to be long-term in nature or designated as a hedge of the net investment in international subsidiaries are included, net of tax, in OCI. Foreign currency losses, net of hedging, of $3.2 million, $2.8 million, and $5.5 million were included in other expenses, net, for the years ended December 31, 2021, 2020, and 2019.

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

Recently Adopted Accounting Standards
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which modifies certain provisions of Accounting Standards Codification (ASC) 740, to reduce the complexity of accounting for income taxes. ASU 2019-12 was effective for us beginning with our interim financial reports in 2021. The adoption of this standard did not have a material impact on full year 2021 financial results.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. ASU 2020-04 applies to contracts that reference LIBOR or another reference rate expected to be terminated because of reference rate reform. An entity may elect certain optional expedients for hedging relationships that exist as of December 31, 2022 and maintain those optional expedients through the end of the hedging relationship. ASU 2020-04 can be adopted as of March 12, 2020 or thereafter. In January 2021, the FASB issued ASU 2021-01, which further updates the scope of Topic 848. In December 2021, we adopted this standard and amended one agreement to replace the LIBOR reference with the Chicago Mercantile Exchange (CME) Term Secured Overnight Financing Rate (SOFR). We did not execute any transactions in December 2021 nor do we have any balances outstanding under this agreement as of year end. We have not yet modified any of our debt or derivative instrument agreements. During 2022, we will continue to evaluate our contracts and any agreements will be recognized accordingly in our consolidated financial statements.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity's Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts in an Entity's Own Equity (ASU 2020-06). This amendment simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. We chose to early adopt ASU 2020-06 beginning January 1, 2021, in relation to our convertible debt issued on March 9, 2021. This amendment had no retrospective changes but impacts how our newly issued convertible debt is both recognized and disclosed. ASU 2020-06 also amends the diluted earnings per share calculation for convertible instruments by requiring the use of the if-converted method. The treasury stock method is no longer available.

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

In October 2021, the FASB issued ASU 2021-08 amending Topic 805: Business Combination which was necessary due to 2014-09, Revenue from Contracts with Customers (Topic 606). The FASB is issuing this Update to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to (1) recognition of an acquired contract liability and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. The effective date for this amendment is January 1, 2023 and all interim periods thereafter. These amendments are to be applied prospectively to business combinations occurring on or after the effective date of the amendments. We currently plan to apply the practical expedient as permitted by this ASU for any future acquisitions.

In November 2021, the FASB issued ASU 2021-10 amending Topic 832: Government Assistance. The FASB issued this Update to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity's accounting for the assistance, and (3) the effect of the assistance on an entity's financial statements. The effective date for this amendment is January 1, 2022. We have determined this amendment will not have a material impact on our financial statements.

Note 2:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (EPS):

	Year Ended December 31,
In thousands, except per share data	2021	2020	2019
Net income (loss) available to common shareholders	$(81,255)	$(57,955)	$49,006

Weighted average common shares outstanding - Basic	44,301	40,253	39,556
Dilutive effect of stock-based awards	—	—	424
Dilutive effect of convertible notes	—	—	—
Weighted average common shares outstanding - Diluted	44,301	40,253	39,980
Net income (loss) per common share - Basic	$(1.83)	$(1.44)	$1.24
Net income (loss) per common share - Diluted	$(1.83)	$(1.44)	$1.23

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase our common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise and the future compensation cost associated with the stock award. Approximately 0.5 million, 0.7 million, and 0.4 million stock-based awards were excluded from the calculation of diluted EPS for the years ended December 31, 2021, 2020, and 2019, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Convertible Notes and Warrants
For our Convertible Notes issued in March 2021, the dilutive effect is calculated using the if-converted method. We are required, pursuant to the indenture governing our Convertible Notes, to settle the principal amount of the Convertible Notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the Convertible Notes were converted. The average quarterly closing prices of our common stock for the year ended December 31, 2021 were used as the basis for determining the dilutive effect on EPS. The quarterly average closing prices for our common stock did not exceed the conversion price of $126.00, and therefore all associated shares were anti-dilutive.

In conjunction with the issuance of the Convertible Notes, we sold warrants to purchase 3.7 million shares of Itron common stock. The warrants have a strike price of $180.00 per share. For calculating the dilutive effect of the warrants, we use the treasury stock method. With this method, we assume exercise of the warrants at the beginning of the period, or at time of issuance if later, and the issuance of common stock upon exercise. Proceeds from the exercise of the warrants are assumed to be used to repurchase shares of our stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be exercised with the warrants less the number of shares repurchased, are included in diluted weighted average common shares outstanding. For periods where the warrants strike price of $180.00 per share is greater than the average share price of Itron stock for the period, the warrants would be anti-dilutive. For the year ended December 31, 2021, the quarterly average closing prices of our common stock did not exceed the warrant strike price, and therefore 3.7 million shares were considered anti-dilutive.

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

Note 3:    Certain Balance Sheet Components

A summary of accounts receivable from contracts with customers is as follows:

Accounts receivable, net
In thousands	December 31, 2021	December 31, 2020
Trade receivables (net of allowance of $5,730 and $1,312)	$261,124	$318,269
Unbilled receivables	37,335	51,559
Total accounts receivable, net	$298,459	$369,828

Allowance for credit losses account activity	Year Ended December 31,
In thousands	2021	2020	2019
Beginning balance	$1,312	$3,064	$6,331
Provision for (release of) doubtful accounts, net	4,636	(299)	(1,511)
Accounts written-off	(107)	(1,463)	(1,749)
Effect of change in exchange rates	(111)	10	(7)
Ending balance	$5,730	$1,312	$3,064

Inventories
In thousands	December 31, 2021	December 31, 2020
Raw materials	$122,434	$114,058
Work in process	7,856	8,094
Finished goods	35,509	60,225
Total inventories	$165,799	$182,377

Property, plant, and equipment, net
In thousands	December 31, 2021	December 31, 2020
Machinery and equipment	$314,502	$334,050
Computers and software	111,540	115,776
Buildings, furniture, and improvements	131,764	155,676
Land	8,952	14,303
Construction in progress, including purchased equipment	39,527	31,425
Total cost	606,285	651,230
Accumulated depreciation	(443,101)	(443,414)
Property, plant, and equipment, net	$163,184	$207,816

Depreciation expense	Year Ended December 31,
In thousands	2021	2020	2019
Depreciation expense	$48,352	$52,579	$50,114

On November 2, 2021, Itron entered into an agreement to sell certain of its Gas device businesses and operations to Dresser Utility Solutions (Dresser). The asset disposal group, which includes $0.8 million of accounts receivable, $15.4 million of inventories, and $12.0 million of property, plant, and equipment, was classified as held for sale during the fourth quarter of 2021. Refer to Note 18: Sale of Businesses for additional information on the transaction.

Note 4:    Intangible Assets and Liabilities

The gross carrying amount and accumulated amortization (accretion) of our intangible assets and liabilities, other than goodwill, were as follows:

	December 31, 2021			December 31, 2020
In thousands	Gross	Accumulated (Amortization) Accretion	Net	Gross	Accumulated (Amortization) Accretion	Net
Intangible Assets
Core-developed technology	$505,429	$(491,047)	$14,382	$525,051	$(498,113)	$26,938
Customer contracts and relationships	336,421	(261,043)	75,378	383,245	(280,497)	102,748
Trademarks and trade names	74,551	(72,133)	2,418	79,716	(76,912)	2,804
Other	12,021	(11,670)	351	12,025	(11,560)	465
Total intangible assets	$928,422	$(835,893)	$92,529	$1,000,037	$(867,082)	$132,955

Intangible Liabilities
Customer contracts and relationships	$(23,900)	$23,441	$(459)	$(23,900)	$21,479	$(2,421)

A summary of intangible assets and liabilities activity is as follows:

	Year Ended December 31,
In thousands	2021	2020
Intangible assets, gross beginning balance	$1,000,037	$979,814
Intangible assets acquired	2,059	—
Intangible assets reclassified to held for sale	(39,089)	—
Intangible assets disposed in sale of business	—	(18,140)
Effect of change in exchange rates	(34,585)	38,363
Intangible assets, gross ending balance	$928,422	$1,000,037

Intangible liabilities, gross beginning balance	$(23,900)	$(23,900)
Effect of change in exchange rates	—	—
Intangible liabilities, gross ending balance	$(23,900)	$(23,900)

Assumed intangible liabilities reflect the present value of the projected cash outflows for an existing contract where remaining costs are expected to exceed projected revenues.

On October 12, 2021, we completed the acquisition of 100% of the shares of SELC Group Limited (SELC), a private limited company incorporated in Ireland. SELC was previously a technology supplier to Itron. The acquisition provides value to Itron through the leverage of SELC's streetlight controls technology coupled with Itron's Smart Cities network and software platform. The acquisition will increase the pace of Smart City growth and innovation within Itron's Networked Solutions business for the benefit of our customers. The purchase was funded through cash on hand and resulted in the additions of intangible assets of $2.1 million and goodwill. Refer to Note 5: Goodwill for additional information on goodwill.

On November 2, 2021, Itron entered into an agreement to sell certain of its Gas device businesses and operations to Dresser. The asset disposal group, which includes $3.4 million of net intangible assets, was classified as held for sale during the fourth quarter of 2021. Refer to Note 18: Sale of Businesses for additional information on the transaction.

The disposal of intangible assets in 2020 was related to the sale of our Latin America business. The net book value of these assets was $0.8 million at the disposal date. Refer to Note 18: Sale of Businesses for additional information on the transaction.

Estimated future annual amortization (accretion) is as follows:

Year Ending December 31,	Amortization	Accretion	Estimated Annual Amortization, net
In thousands
2022	$26,688	$(459)	$26,229
2023	19,285	—	19,285
2024	15,289	—	15,289
2025	14,499	—	14,499
2026	10,432	—	10,432
Thereafter	6,336	—	6,336
Total intangible assets subject to amortization (accretion)	$92,529	$(459)	$92,070

Amortization Expense	Year Ended December 31,
In thousands	2021	2020	2019
Amortization expense	$35,801	$44,711	$64,286

We have recognized amortization expense within operating expenses in the Consolidated Statements of Operations. These expenses relate to intangible assets acquired and liabilities assumed as part of business combinations.

Note 5:    Goodwill

The following table reflects changes in the carrying amount of goodwill for the years ended December 31, 2021 and 2020:

In thousands	Device Solutions	Networked Solutions	Outcomes	Total Company

Goodwill balance at January 1, 2020	$54,930	$908,088	$140,889	$1,103,907
Goodwill allocated to business sold	(3,000)	—	—	(3,000)
Effect of change in exchange rates	1,284	25,726	3,999	31,009
Goodwill balance at December 31, 2020	53,214	933,814	144,888	1,131,916

Goodwill reclassified to held for sale	(12,800)	—	—	(12,800)
Goodwill acquired	—	5,440	—	5,440
Effect of change in exchange rates	(1,037)	(21,249)	(3,295)	(25,581)
Goodwill balance at December 31, 2021	$39,377	$918,005	$141,593	$1,098,975

The accumulated goodwill impairment losses at December 31, 2021 and 2020 were $676.5 million. The goodwill impairment losses were originally recognized in 2011 and 2013.

On October 12, 2021, we acquired SELC Group Limited (SELC), from Sensus Metering Systems (LUXCO3) S.ár.l. The purchase resulted in the recognition of $5.4 million in goodwill allocated to our Networked Solutions segment. Refer to Note 4: Intangible Assets and Liabilities for additional information on the transaction.

On November 2, 2021, Itron entered into an agreement to sell certain of its Gas device businesses and operations to Dresser. The asset disposal group, which includes $12.8 million of goodwill, was classified as held for sale during the fourth quarter of 2021. Refer to Note 18: Sale of Businesses for additional information on the transaction.

We recognized a $3.0 million reduction in Device Solutions goodwill as part of our loss on sale of business in 2020. Refer to Note 18: Sale of Businesses for additional information on the transaction.

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

Changes in market demand, fluctuations in the markets in which we operate, the volatility and decline in the worldwide equity markets, and a decline in our market capitalization could unfavorably impact the remaining carrying value of our goodwill, which could have a significant effect on our current and future results of operations and financial position. Based on the results of the annual impairment testing for our reporting units performed as of October 1, 2021, no adjustments to the carrying value of goodwill were required.

Note 6:    Debt

The components of our borrowings were as follows:

In thousands	December 31, 2021	December 31, 2020
Credit facility
USD denominated term loan	$—	$536,094
Multicurrency revolving line of credit	—	—
Senior notes	—	400,000
Convertible notes	460,000	—
Total debt	460,000	936,094
Less: current portion of debt	—	18,359
Less: unamortized prepaid debt fees - term loan	—	3,469
Less: unamortized prepaid debt fees - senior notes	—	11,689
Less: unamortized prepaid debt fees - convertible notes	9,772	—
Long-term debt, net	$450,228	$902,577
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

On March 8, 2021, we entered into a third amendment to our 2018 credit facility, which modified provisions to permit cash settlement upon the conversion of the Convertible Notes, the Convertible Note Hedge Transactions and Warrant Transactions and also to adjust certain settlement provisions for convertible indebtedness. See Note 7: Derivative Financial Instruments for further details of the Convertible Note Hedge Transactions and Warrant Transactions.

On February 25, 2022, we entered into a fourth amendment to our 2018 credit facility, which modifies to allow for the addback of non-cash expenses related to restructuring charges incurred during the quarter ended December 31, 2021 and also adjusts the maximum total net leverage ratio thresholds for the period beginning with the first quarter of 2022 through the fourth quarter of 2022 to allow for increased operational flexibility. The maximum leverage ratio is increased to 4.75:1 for the first through third quarters of 2022 and 4.50:1 for the fourth quarter of 2022.

The 2018 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2018 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries. This includes a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2018 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2018 credit facility includes debt covenants, which contain certain financial thresholds and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the 2018 credit facility at December 31, 2021.

Under the 2018 credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total net leverage ratio as defined in the credit agreement. The applicable rates per annum may be based on either: (1) the LIBOR rate or EURIBOR rate (subject to a floor of 0%), plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 0.50%, or (iii) one month LIBOR plus 1.00%. On August 12, 2021, the term loan was fully repaid.

At December 31, 2021 there was no amount outstanding under the revolver, and $64.4 million was utilized by outstanding standby letters of credit, resulting in $435.6 million available for additional borrowings or standby letters of credit. At December 31, 2021, $235.6 million was available for additional standby letters of credit under the letter of credit sub-facility, and no amounts were outstanding under the swingline sub-facility.

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

Convertible Notes
On March 12, 2021, we closed the sale of the Convertible Notes in a private placement to qualified institutional buyers, resulting in net proceeds to us of $448.5 million after deducting initial purchasers' discounts of the offering. The Convertible Notes do not bear regular interest, and the principal amount does not accrete. The Convertible Notes will mature on March 15, 2026, unless earlier repurchased, redeemed, or converted in accordance with their terms. No sinking fund is provided for the Convertible Notes.

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

Prior to the close of business on the business day immediately preceding December 15, 2025, the Convertible Notes are convertible at the option of the holders only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business-day period after any five consecutive trading-day period (the measurement period) in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; (3) upon the occurrence of specified corporate events; or (4) upon redemption by us. On or after December 15, 2025, until the close of business on the second scheduled trading day immediately preceding March 15, 2026, holders of the Convertible Notes may convert all or a portion of their notes at any time. Upon conversion, we will pay cash up to the aggregate principal amount of Convertible Notes to be converted and pay and/or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted.

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

Debt Maturities
The amount of required minimum principal payments on our long-term debt in aggregate over the next five years, is as follows:

Year Ending December 31,	Minimum Payments
In thousands
2022	$—
2023	—
2024	—
2025	—
2026	460,000
Thereafter	—
Total minimum payments on debt	$460,000

Note 7:    Derivative Financial Instruments

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Refer to Note 1: Summary of Significant Accounting Policies, Note 14: Shareholders' Equity and Note 15: Fair Value of Financial Instruments for additional disclosures on our derivative instruments.

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

The fair values of our derivative instruments were as follows:

		Fair Value
Derivatives Assets	Balance Sheet Location	December 31, 2021	December 31, 2020
Derivatives not designated as hedging instruments under ASC 815-20		In thousands
Foreign exchange forward contracts	Other current assets	$37	$52
Total asset derivatives		$37	$52

Derivatives Liabilities
Derivatives designated as hedging instruments under ASC 815-20
Interest rate swap contracts	Other current liabilities	$—	$1,025
Interest rate swap contracts	Other long-term obligations	—	957
Cross currency swap contracts	Other current liabilities	—	526
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	135	128
Total liability derivatives		$135	$2,636

The changes in AOCI, net of tax, for our derivative and nonderivative hedging instruments designated as hedging instruments, net of tax, were as follows:

In thousands	2021	2020	2019
Net unrealized loss on hedging instruments at January 1,	$(16,001)	$(15,103)	$(13,179)
Unrealized gain (loss) on derivative instruments	1,121	(7,002)	4,061
Realized (gains) losses reclassified into net income (loss)	290	6,104	(5,985)
Net unrealized loss on hedging instruments at December 31,	$(14,590)	$(16,001)	$(15,103)

Reclassification of amounts related to hedging instruments are included in interest expense in the Consolidated Statements of Operations. Included in the net unrealized gain (loss) on hedging instruments at December 31, 2021 and 2020 is a loss of $14.4 million, net of tax, related to our nonderivative net investment hedge, which terminated in 2011. This loss on our net investment hedge will remain in AOCI until earnings are impacted by a sale or liquidation of the associated foreign operation.

A summary of the effect of netting arrangements on our financial position related to the offsetting of our recognized derivative assets and liabilities under master netting arrangements or similar agreements is as follows:

Offsetting of Derivative Assets	Gross Amounts of Recognized Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
In thousands		Derivative Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2021	$37	$(37)	$—	$—
December 31, 2020	52	(52)	—	—

Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
In thousands		Derivative Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2021	$135	$(37)	$—	$98
December 31, 2020	2,636	(52)	—	2,584

Our derivative assets and liabilities subject to netting arrangements include foreign exchange forward and interest rate contracts with three counterparties at December 31, 2021 and four counterparties at December 31, 2020. No derivative asset or liability balance with any of our counterparties was individually significant at December 31, 2021 or 2020. Our derivative contracts with each of these counterparties exist under agreements that provide for the net settlement of all contracts through a single payment in a single currency in the event of default. We have no pledges of cash collateral against our obligations, and we have not received pledges of cash collateral from our counterparties under the associated derivative contracts.

Cash Flow Hedges
As a result of our floating rate debt under our current credit facility, we are exposed to variability in our cash flows from changes in the applicable interest rate index. We enter into interest rate caps and swaps to reduce the variability of cash flows from increases in the LIBOR based borrowing rates on our floating rate credit facility. These instruments do not protect us from changes to the applicable margin under our credit facility. On August 12, 2021, the term loan under the credit facility was fully repaid. At December 31, 2021, we have no LIBOR-based debt.

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

In April 2018, we entered into one cross-currency swap, which converted $56.0 million of floating LIBOR-based U.S. dollar-denominated debt into 1.38% fixed rate euro-denominated debt. This cross-currency swap matured on April 30, 2021, and mitigated the risk associated with fluctuations in currency rates impacting cash flows related to U.S. dollar-denominated debt in a euro functional currency entity. Changes in the fair value of the cross-currency swap were recognized as a component of OCI and were recognized in earnings when the hedged item affected earnings. The amounts paid or received on the hedge were recognized as an adjustment to interest expense along with the earnings effect of the hedged item.

In March 2020, we entered into one interest rate swap, which was effective from June 30, 2020 to June 30, 2023, and converted $240 million of our LIBOR-based debt from a floating LIBOR interest rate to a fixed interest rate of 0.617% (excluding the applicable margin). The notional balance amortized to maturity at the same rate of originally required amortizations on our outstanding term loan. Changes in the fair value of the interest rate swap were recognized as a component of OCI and recognized in earnings when the hedged item affected earnings. The amounts paid or received on the hedge were recognized as an adjustments to interest expense along with the earnings effect of the hedged item. On March 17, 2021 following the paydown of the term loan within the 2018 credit facility, we terminated the interest rate swap, and paid a fee of $1.7 million to settle it, since the likelihood of LIBOR-based interest payments was no longer probable of occurring.

As a result of our forecasted inventory purchases in a non-functional currency, we are exposed to foreign exchange risk. We hedge portions of these purchases. During February 2021, we entered into foreign exchange option contracts for a total notional amount of $77 million at a cost of $1.1 million. The contracts matured ratably through the year with final maturity in October 2021. Changes in the fair values of the option contracts are recognized as a component of OCI and are recognized in product cost of revenues when the hedged item affects earnings. As of December 31, 2021, there were no outstanding foreign exchange option contracts.

The before-tax effects of our accounting for derivative instruments designated as hedges on AOCI for the year ended December 31, were as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative			Gain (Loss) Reclassified from AOCI into Income
				Location	Amount
In thousands	2021	2020	2019	In thousands	2021	2020	2019
Interest rate swap contract	$73	$(2,900)	$(987)	Interest expense	$(229)	$(745)	$1,451
Interest rate swap contract	—	—	—	Other income (expense), net	(1,680)	—	—
Interest rate cap contracts	—	782	995	Interest expense	—	392	1,046
Foreign exchange options	403	(1,228)	1,141	Product cost of revenues	403	(1,228)	1,141
Cross currency swap contract	669	(4,164)	3,022	Interest expense	94	619	1,632
Cross currency swap contract	—	—	—	Other income (expense), net	656	(5,228)	1,335

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of December 31, 2021, a total of 39 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar, and various other currencies, with notional amounts ranging from $102,000 to $76.3 million.

The effect of our derivative instruments not designated as hedges on the Consolidated Statements of Operations for the year ended December 31, was as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Location	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
In thousands		2021	2020	2019
Foreign exchange forward contracts	Other income (expense), net	$1,536	$(4,538)	$(2,425)

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

Note 8:    Defined Benefit Pension Plans

We sponsor both funded and unfunded defined benefit pension plans offering death and disability, retirement, and special termination benefits for certain of our international employees, primarily in Germany, France, Indonesia, India, and Italy. The defined benefit obligation is calculated annually by using the projected unit credit method. The measurement date for the pension plans was December 31, 2021.

The following tables set forth the components of the changes in benefit obligations and fair value of plan assets:

	Year Ended December 31,
In thousands	2021	2020
Change in benefit obligation:
Benefit obligation at January 1,	$132,732	$114,218
Service cost	4,479	4,027
Interest cost	1,383	1,817
Actuarial (gain) loss	(13,986)	9,323
Benefits paid	(3,381)	(2,820)
Foreign currency exchange rate changes	(8,505)	9,594
Curtailment	(579)	(589)
Settlement	(171)	(78)
Other	101	(2,760)
Benefit obligation at December 31,	$112,073	$132,732

Change in plan assets:
Fair value of plan assets at January 1,	$10,206	$12,665
Actual return on plan assets	308	389
Company contributions	102	349
Benefits paid	(329)	(298)
Foreign currency exchange rate changes	(678)	(177)
Release for divestiture	—	(2,722)
Fair value of plan assets at December 31,	9,609	10,206
Net pension benefit obligation at fair value	$102,464	$122,526

Amounts recognized on the Consolidated Balance Sheets consist of:

	December 31,
In thousands	2021	2020
Liabilities
Current portion of pension benefit obligation in wages and benefits payable	$3,088	$3,069
Pension benefit obligation held for sale within other current liabilities	11,513	—
Long-term portion of pension benefit obligation	87,863	119,457
Pension benefit obligation, net	$102,464	$122,526

On November 2, 2021, Itron entered into an agreement to sell certain of its Gas device businesses and operations to Dresser. The related disposal group was classified as held for sale during the fourth quarter of 2021. Refer to Note 18: Sale of Businesses for additional information on the transaction.

Amounts recognized in OCI (pre-tax) are as follows:

	Year Ended December 31,
In thousands	2021	2020	2019
Net actuarial (gain) loss	$(14,565)	$8,734	$8,762
Settlement (gain) loss	2	(286)	(250)
Curtailment loss	557	—	—
Plan asset (gain) loss	38	64	(526)
Amortization of net actuarial loss	(2,183)	(2,255)	(1,648)
Amortization of prior service cost	(71)	(68)	(68)
Other	101	—	(160)
Other comprehensive (income) loss	$(16,121)	$6,189	$6,110

If actuarial gains and losses exceed ten percent of the greater of plan assets or plan liabilities, we amortize them over the employees' average future service period. The estimated net actuarial loss and prior service cost that will be amortized from AOCI into net periodic benefit cost during 2022 is $1.1 million.

Net periodic pension benefit cost for our plans include the following components:

	Year Ended December 31,
In thousands	2021	2020	2019
Service cost	$4,479	$4,027	$3,711
Interest cost	1,383	1,817	2,278
Expected return on plan assets	(346)	(453)	(608)
Amortization of prior service costs	71	68	68
Amortization of actuarial net loss	2,183	2,255	1,648
Settlement	(2)	286	250
Curtailment	(557)	—	—
Net periodic benefit cost	$7,211	$8,000	$7,347

The components of net periodic benefit cost, other than the service cost component, are included in total other income (expense) on the Consolidated Statements of Operations.

The significant actuarial weighted average assumptions used in determining the benefit obligations and net periodic benefit cost for our benefit plans are as follows:

	Year Ended December 31,
	2021	2020	2019
Actuarial assumptions used to determine benefit obligations at end of period:
Discount rate	1.66%	1.10%	1.76%
Expected annual rate of compensation increase	3.88%	3.68%	3.76%
Actuarial assumptions used to determine net periodic benefit cost for the period:
Discount rate	1.10%	1.76%	2.24%
Expected rate of return on plan assets	3.45%	4.89%	5.19%
Expected annual rate of compensation increase	3.68%	3.76%	3.60%

We determine a discount rate for our plans based on the estimated duration of each plan's liabilities. For euro denominated defined benefit pension plans, which represent 91% of our projected benefit obligation, we use discount rates with consideration of the duration of each of the plans, using a hypothetical yield curve developed from euro-denominated AA-rated corporate bond issues. These bonds are assigned different weights to adjust their relative influence on the yield curve, and the highest and lowest yielding 10% of bonds are excluded within each maturity group. The discount rates used, depending on the duration of the plans, were between 0.50% and 1.25%.

Our expected rate of return on plan assets is derived from a study of actual historic returns achieved and anticipated future long-term performance of plan assets, specific to plan investment asset category. While the study primarily gives consideration to recent insurers' performance and historical returns, the assumption represents a long-term prospective return.

The total accumulated benefit obligation for our defined benefit pension plans was $103.4 million and $121.7 million at December 31, 2021 and 2020.

The total obligations and fair value of plan assets for plans with projected benefit obligations and accumulated benefit obligations exceeding the fair value of plan assets are as follows:

In thousands	December 31,
	2021	2020
Projected benefit obligation	$112,073	$132,732
Accumulated benefit obligation	103,437	121,747
Fair value of plan assets	9,609	10,206

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

The fair values of our plan investments by asset category are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)
In thousands	December 31, 2021
Cash	$1,075	$1,075	$—
Insurance funds	8,534	—	8,534
Total fair value of plan assets	$9,609	$1,075	$8,534

In thousands	December 31, 2020
Cash	$1,050	$1,050	$—
Insurance funds	9,156	—	9,156
Total fair value of plan assets	$10,206	$1,050	$9,156

The following tables present a reconciliation of Level 3 assets held during the years ended December 31, 2021 and 2020:

In thousands	Balance at January 1, 2021	Net Realized and Unrealized Gains	Net Purchases, Issuances, Settlements, and Other	Release for Divestiture	Effect of Foreign Currency	Balance at December 31, 2021
Insurance funds	$9,156	$289	$(242)	$—	$(669)	$8,534

In thousands	Balance at January 1, 2020	Net Realized and Unrealized Gains	Net Purchases, Issuances, Settlements, and Other	Release for Divestiture	Effect of Foreign Currency	Balance at December 31, 2020
Insurance funds	$8,133	$237	$15	$—	$771	$9,156
Other securities	3,606	117	(61)	(2,722)	(940)	—
Total	$11,739	$354	$(46)	$(2,722)	$(169)	$9,156

As the plan assets and contributions are not significant to our total company assets, no further disclosures are considered material.

Annual benefit payments for the next 10 years, including amounts to be paid from our assets for unfunded plans and reflecting expected future service, as appropriate, are expected to be paid as follows:

Year Ending December 31,	Estimated Annual Benefit Payments
In thousands
2022	$4,294
2023	3,456
2024	4,392
2025	4,686
2026	4,755
2027-2031	26,825

Note 9:    Stock-Based Compensation

We grant stock-based compensation awards, including restricted stock units, phantom stock, and unrestricted stock units, under the Second Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan). Prior to December 31, 2020, stock options were also granted as part of the stock-based compensation awards. In the Stock Incentive Plan, we have 12,623,538 shares of common stock reserved and authorized for issuance subject to stock splits, dividends, and other similar events, and at December 31, 2021, 5,344,978 shares were available for grant. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied. These shares are subject to a fungible share provision such that the authorized share available for grant is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

We also award phantom stock units, which are settled in cash upon vesting and accounted for as liability-based awards, with no impact to the shares available for grant.

In addition, we maintain the ESPP, for which 141,075 shares of common stock were available for future issuance at December 31, 2021.

ESPP activity and stock-based grants other than stock options and restricted stock units were not significant for the years ended December 31, 2021, 2020, and 2019.

Stock-Based Compensation Expense
Total stock-based compensation expense and the related tax benefit were as follows:

	Year Ended December 31,
In thousands	2021	2020	2019
Stock options	$1,371	$1,944	$1,770
Restricted stock units	21,391	22,285	24,560
Unrestricted stock awards	856	824	630
Phantom stock units	3,242	3,720	3,301
Total stock-based compensation	$26,860	$28,773	$30,261

Related tax benefit	$4,991	$5,086	$5,390

Stock Options
A summary of our stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	In thousands		Years	In thousands
Outstanding, January 1, 2019	895	$47.93	6.2	$4,806

Granted	76	76.55			$26.20
Exercised (1)	(489)	43.55		15,759
Forfeited	(13)	67.34
Expired	(11)	66.24
Outstanding, December 31, 2019	458	$56.38	7.0	$12,641

Granted	83	84.39			$26.37
Exercised (1)	(103)	53.99		2,061
Forfeited	(5)	83.94
Outstanding, December 31, 2020	433	$61.95	6.9	$14,697

Granted	—	—			$—
Exercised (1)	(34)	67.21		1,215
Forfeited	(6)	83.33
Outstanding, December 31, 2021	393	$61.18	5.9	$4,737

Exercisable, December 31, 2021	320	$56.56	5.4	$4,681

(1)    Shares released is presented as gross shares and does not reflect shares withheld by us for employee payroll tax obligations or shares swapped to cover the exercise cost.

At December 31, 2021, total unrecognized stock-based compensation expense related to nonvested stock options was $1.1 million, which is expected to be recognized over a weighted average period of approximately 1.0 year.

The weighted average assumptions used to estimate the fair value of stock options granted and the resulting weighted average fair value are as follows:

	Year Ended December 31,
	2021	2020	2019
Expected volatility	—%	32.3%	31.7%
Risk-free interest rate	—%	1.3%	1.7%
Expected term (years)	N/A	5.3	6.1

Employee stock options are no longer a part of our stock compensation plan as of December 31, 2020.

Restricted Stock Units
The following table summarizes restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	In thousands		In thousands
Outstanding, January 1, 2019	817	$59.70

Granted	404	62.97
Released (1)	(471)		$29,304
Forfeited	(66)
Outstanding, December 31, 2019	684	$64.38

Granted	262	83.42
Released (1)	(363)		$23,702
Forfeited	(39)
Outstanding, December 31, 2020	544	$71.79

Granted	230	97.66
Released (1)	(293)	70.34	$20,639
Forfeited	(51)	78.45
Outstanding, December 31, 2021	430	$85.77

Vested but not released, December 31, 2021	10	$68.52	$667

(1) Shares released is presented as gross shares and does not reflect shares withheld by us for employee payroll tax obligations.

At December 31, 2021, total unrecognized compensation expense on restricted stock units was $22.6 million, which is expected to be recognized over a weighted average period of approximately 1.6 years.

The weighted average assumptions used to estimate the fair value of performance-based restricted stock units granted with a service and market condition and the resulting weighted average fair value are as follows:

	Year Ended December 31,
	2021	2020	2019
Expected volatility	54.2%	44.9%	31.4%
Risk-free interest rate	0.4%	1.0%	2.5%
Expected term (years)	1.9	1.8	1.6

Weighted average fair value	$77.65	$93.97	$61.25

Phantom Stock Units
The following table summarizes phantom stock unit activity:

	Number of Phantom Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	In thousands		In thousands
Outstanding, January 1, 2019	83	$61.80
Granted	55	60.49
Released	(42)		$2,625
Forfeited	(7)
Outstanding, December 31, 2019	89	$62.85

Granted	38	87.27
Released	(40)		$2,971
Forfeited	(5)
Outstanding, December 31, 2020	82	$73.13

Granted	35	96.49
Released	(41)	70.00	$4,100
Forfeited	(7)	86.63
Outstanding, December 31, 2021	69	$85.47

At December 31, 2021, total unrecognized compensation expense on phantom stock units was $2.9 million, which is expected to be recognized over a weighted average period of approximately 1.6 years. As of December 31, 2021 and 2020, we have recognized a phantom stock liability of $1.9 million and $2.7 million within wages and benefits payable in the Consolidated Balance Sheets.
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

	Year Ended December 31,
In thousands	2021	2020	2019
Defined contribution plans expense	$18,287	$18,424	$17,882

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

	Year Ended December 31,
In thousands	2021	2020	2019
Bonus and profit sharing plans expense	$48,045	$11,455	$48,435

Note 11:    Income Taxes

On March 27, 2020, the U.S. Federal government passed the Coronavirus Aid, Relief, and Economic Security (CARES) Act to provide economic relief from COVID-19. The CARES Act provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 outbreak and options to defer payroll tax payments. The Company has elected to defer remittances of payroll and other taxes into the future as provided for under the Act.

The following table summarizes the provision (benefit) for U.S. federal, state, and foreign taxes on income from continuing operations:

	Year Ended December 31,
In thousands	2021	2020	2019
Current:
Federal	$20,197	$(963)	$4,859
State and local	7,271	1,731	2,179
Foreign	12,594	12,409	13,771
Total current	40,062	13,177	20,809

Deferred:
Federal	(36,196)	(2,852)	2,334
State and local	(12,186)	(3,340)	(1,846)
Foreign	(12,657)	(60,444)	(1,518)
Total deferred	(61,039)	(66,636)	(1,030)

Change in valuation allowance	(24,535)	53,697	838
Total provision (benefit) for income taxes	$(45,512)	$238	$20,617

Subsequent to the issuance of our 2019 financial statements, we determined that a deferred tax liability related to the difference between the book and tax bases of a European subsidiary, initially recorded in 2018, should not have been recognized. Instead, we should have established a valuation allowance against the net operating loss deferred tax asset recognized for that subsidiary. As a result, the valuation allowance, the deferred tax liability, and the related disclosures of movements in those amounts, including foreign currency impacts, have been restated from the amounts previously reported in the 2019 tax disclosures. There is no impact on income tax benefit (provision), net income or the balance sheet presentation of this immaterial misstatement.

The change in the valuation allowance does not include the impacts of currency translation adjustments, acquisitions, or significant intercompany transactions.

Our tax provision (benefit) as a percentage of income before tax was 37%, less than 1%, and 28% for 2021, 2020, and 2019. The 2021 tax benefit reflects the impact of certain transfers of business activities and assets that result in a prospective shift of income from international operations to the U.S. A reconciliation of income taxes at the U.S. federal statutory rate of 21% to the consolidated actual tax rate is as follows:

	Year Ended December 31,
In thousands	2021	2020	2019
Income (loss) before income taxes
Domestic	$(91,579)	$24,010	$57,261
Foreign	(32,231)	(80,649)	15,771
Total income (loss) before income taxes	$(123,810)	$(56,639)	$73,032

Expected federal income tax provision (benefit)	$(26,000)	$(11,894)	$15,337
Latin America Divestiture	—	10,936	—
Change in valuation allowance	(24,535)	53,697	838
Onshoring of international operations	(10,933)	—	—
Stock-based compensation	(2,465)	(163)	(2,130)
Foreign earnings	25,738	(58,649)	(15,610)
Tax credits	(8,988)	(9,101)	(8,794)
Uncertain tax positions, including interest and penalties	6,693	11,144	13,060
Change in tax rates	(1,919)	557	9,514
State income tax provision (benefit), net of federal effect	(5,722)	(1,997)	2,805
U.S. tax provision on foreign earnings	58	142	129
Local foreign taxes	667	1,298	1,471
Other, net	1,894	4,268	3,997
Total provision (benefit) from income taxes	$(45,512)	$238	$20,617

Deferred tax assets and liabilities consist of the following:

	December 31,
In thousands	2021	2020
Deferred tax assets
Loss carryforwards(1)	$412,023	$423,013
Tax credits(2)	39,767	88,433
Accrued expenses	68,757	47,569
Pension plan benefits expense	17,140	21,735
Warranty reserves	9,302	11,083
Depreciation and amortization	94,917	6,363
Equity compensation	6,126	4,701
Inventory valuation	2,593	1,799
Deferred revenue	11,534	9,705
Interest	17,971	—
Leases	9,460	10,872
Other deferred tax assets, net	9,062	10,817
Total deferred tax assets	698,652	636,090
Valuation allowance	(443,593)	(503,859)
Total deferred tax assets, net of valuation allowance	255,059	132,231

Deferred tax liabilities
Depreciation and amortization	(56,897)	(39,995)
Leases	(8,489)	(10,046)
Other deferred tax liabilities, net	(10,201)	(7,969)
Total deferred tax liabilities	(75,587)	(58,010)
Net deferred tax assets	$179,472	$74,221

(1)For tax return purposes at December 31, 2021, we had U.S. federal loss carryforwards of $4.8 million, which begin to expire in the year 2022. At December 31, 2021, we have net operating loss carryforwards in Luxembourg of $1.3 billion, the majority of which can be carried forward indefinitely, offset by a full valuation allowance. The remaining portion of the loss carryforwards are composed primarily of losses in various other state and foreign jurisdictions. The majority of these losses can be carried forward indefinitely. At December 31, 2021, there was a valuation allowance of $443.6 million primarily associated with foreign loss carryforwards.
(2)For tax return purposes at December 31, 2021, we had: (1) U.S. general business credits of $53.3 million, which begin to expire in 2028; (2) U.S. foreign tax credits of $1.6 million, which begin to expire in 2025; and (3) state tax credits of $39.3 million, which begin to expire in 2022.

Changes in the valuation allowance for deferred tax assets are summarized as follows:

	Year Ended December 31,
In thousands	2021	2020	2019
Balance at beginning of period	$503,859	$427,030	$437,149
Other adjustments	(35,731)	23,132	(10,957)
Additions charged to costs and expenses	(24,535)	53,697	838
Balance at end of period, noncurrent	$443,593	$503,859	$427,030

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

We do not provide U.S. deferred taxes on temporary differences related to our foreign investments that are considered permanent in duration. These temporary differences include undistributed foreign earnings of $25.7 million and $18.1 million at December 31, 2021 and 2020. Foreign taxes have been provided on these undistributed foreign earnings. As a result of recent changes in U.S. tax legislation, any repatriation of these earnings would not result in additional U.S. federal income tax.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

In thousands	Total
Unrecognized tax benefits at January 1, 2019	$112,558
Gross increase to positions in prior years	1,067
Gross decrease to positions in prior years	(3,296)
Gross increases to current period tax positions	13,762
Audit settlements	—
Decrease related to lapsing of statute of limitations	(1,574)
Effect of change in exchange rates	(802)
Unrecognized tax benefits at December 31, 2019	$121,715

Gross increase to positions in prior years	633
Gross decrease to positions in prior years	(2,140)
Gross increases to current period tax positions	14,821
Audit settlements	(795)
Decrease related to lapsing of statute of limitations	(2,381)
Effect of change in exchange rates	4,057
Unrecognized tax benefits at December 31, 2020	$135,910

Gross increase to positions in prior years	570
Gross decrease to positions in prior years	(19,709)
Gross increases to current period tax positions	31,456
Audit settlements	—
Decrease related to lapsing of statute of limitations	(4,535)
Effect of change in exchange rates	(4,163)
Unrecognized tax benefits at December 31, 2021	$139,529

	At December 31,
In thousands	2021	2020	2019
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	$139,503	$134,473	$120,410

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

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense recognized were as follows:

	Year Ended December 31,
In thousands	2021	2020	2019
Net interest and penalties expense (benefit)	$(1,097)	$400	$708

	At December 31,
In thousands	2021	2020
Accrued interest	$2,964	$3,432
Accrued penalties	747	1,645

At December 31, 2021, we are under examination by certain tax authorities. During 2021, we settled a French tax audit on years 2013-2018 with minimal impact to the financial statements or cash taxes. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or cash flows.

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

We file income tax returns in various jurisdictions. We are subject to income tax examination by tax authorities in our major tax jurisdictions as follows:

Tax Jurisdiction	Years Subject to Audit
U.S. federal	Subsequent to 2002
France	Subsequent to 2018
Germany	Subsequent to 2013
United Kingdom	Subsequent to 2016
Indonesia	Subsequent to 2015
Italy	Subsequent to 2016

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

Our available lines of credit, outstanding standby LOCs, and bonds were as follows:

	At December 31,
In thousands	2021	2020
Credit facility
Multicurrency revolving line of credit	$500,000	$500,000
Standby LOCs issued and outstanding	(64,374)	(64,948)
Net available for additional borrowings under the multicurrency revolving line of credit	$435,626	$435,052

Net available for additional standby LOCs under sub-facility	$235,626	$235,052

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$94,845	$99,201
Standby LOCs issued and outstanding	(19,957)	(24,966)
Short-term borrowings	—	—
Net available for additional borrowings and LOCs	$74,888	$74,235

Unsecured surety bonds in force	$281,270	$162,912

In the event any such standby LOC or bond is called, we would be obligated to reimburse the issuer of the standby LOC or bond; however, as of February 28, 2022, we do not believe any outstanding standby LOCs or bonds will be called.

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

Warranty
A summary of the warranty accrual account activity is as follows:

	Year Ended December 31,
In thousands	2021	2020	2019
Beginning balance	$41,390	$53,241	$60,443
New product warranties	4,848	3,616	5,202
Other adjustments and expirations, net	551	7,736	15,695
Claims activity	(13,593)	(25,582)	(27,916)
Warranties reclassified to held for sale	(90)	—	—
Effect of change in exchange rates	(1,084)	2,379	(183)
Ending balance	32,022	41,390	53,241
Less: current portion of warranty	18,406	28,329	38,509
Long-term warranty	$13,616	$13,061	$14,732

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to insurance and supplier recoveries, other changes and adjustments to warranties, and customer claims.

On November 2, 2021, Itron entered into an agreement to sell certain of its Gas device businesses and operations to Dresser. The related disposal group was classified as held for sale during the fourth quarter of 2021. Refer to Note 18: Sale of Businesses for additional information on the transaction.

Warranty expense was as follows:

	Year Ended December 31,
In thousands	2021	2020	2019
Total warranty expense	$5,399	$11,539	$17,975

Warranty expense decreased during the year ended December 31, 2021 compared with the same period in 2020. The lower costs in 2021 are primarily the result of incremental specific reserves recognized in 2020 including $3.0 million for water products in Europe, Middle East, and Africa Device Solutions and $2.0 million for electric and water products in North America Networked Solutions.

Warranty expense decreased during the year ended December 31, 2020 compared with the same period in 2019. This decrease was primarily the result of incremental specific reserves recognized in 2019 including $3.9 million for gas interface modules in North America Networked Solutions.

Health Benefits
We are self-insured for a substantial portion of the cost of our U.S. employee group health insurance. We purchase insurance from a third-party, which provides individual and aggregate stop-loss protection for these costs. Each reporting period, we expense the costs of our health insurance plan including paid claims, the change in the estimate of incurred but not reported (IBNR) claims, taxes, and administrative fees (collectively, the plan costs).

Plan costs were as follows:

	Year Ended December 31,
In thousands	2021	2020	2019
Plan costs	$39,187	$36,672	$33,611

IBNR accrual, which is included in wages and benefits payable, was as follows:

	At December 31,
In thousands	2021	2020
IBNR accrual	$3,478	$3,507

Our IBNR accrual and expenses may fluctuate due to the number of plan participants, claims activity, and deductible limits. For our employees located outside of the United States, health benefits are provided primarily through governmental social plans, which are funded through employee and employer tax withholdings.
Note 13:     Restructuring

2021 Projects
On October 29, 2021, our Board of Directors approved a restructuring plan (the 2021 Projects), which in conjunction with the announcement of the sale of certain of our Gas device manufacturing operations (refer to Note 18: Sale of Businesses), includes activities to drive reductions in certain locations and functional support areas. These projects are to be substantially complete by the end of 2024. Itron recognized pre-tax restructuring charges of $60.7 million. Of the total charge, approximately $55 million will result in cash expenditures, and the remainder to non-cash impairment charges. Once the 2021 Projects are substantially completed, Itron estimates $15 million to $20 million in annualized savings. Certain of Itron's employees are represented by unions or works councils, which requires consultation, and potential restructuring projects may be subject to regulatory approval, both of which could impact the timing of planned savings in certain jurisdictions.

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2021 Projects were as follows:

In thousands	Total Expected Costs at December 31, 2021	Costs Recognized in Prior Periods	Costs Recognized During the Year Ended December 31, 2021	Expected Remaining Costs to be Recognized at December 31, 2021
Employee severance costs	$49,013	$—	$49,013	$—
Asset impairments & net loss on sale or disposal	9,246	—	9,246	—
Other restructuring costs	5,452	—	2,452	3,000
Total	$63,711	$—	$60,711	$3,000

2020 Projects
In September 2020, our Board of Directors approved a restructuring plan (the 2020 Projects), which includes activities that continue our efforts to optimize our global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects are scheduled to be substantially complete by the end of 2022. Certain of Itron's employees are represented by unions or works councils, which requires consultation, and potential restructuring projects may be subject to regulatory approval, both of which could impact the timing of planned savings in certain jurisdictions.

During 2021, expected remaining costs to be recognized were reduced by $13.0 million due to the removal of a previously planned non-cash cumulative translation adjustment charge, resulting from our recent reassessment of the legal entity and its related operations.

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2020 Projects were as follows:

In thousands	Total Expected Costs at December 31, 2021	Costs Recognized in Prior Periods	Costs Recognized During the Year Ended December 31, 2021	Expected Remaining Costs to be Recognized at December 31, 2021
Employee severance costs	$24,532	$36,225	$(11,693)	$—
Asset impairments & net loss on sale or disposal	6,442	6,944	(502)	—
Other restructuring costs	9,033	63	6,107	2,863
Total	$40,007	$43,232	$(6,088)	$2,863

All prior restructuring plans are substantially complete and are not presented below.

The following table summarizes the activity within the restructuring related balance sheet accounts for the 2021 Projects and the 2020 Projects during the year ended December 31, 2021:

In thousands	Accrued Employee Severance	Asset Impairments & Net Loss (Gain) on Sale or Disposal	Other Accrued Costs	Total
Beginning balance, January 1, 2021	$70,005	$—	$2,621	$72,626
Costs charged to expense	37,320	8,744	8,559	54,623
Cash payments	(23,687)	—	(5,971)	(29,658)
Cash receipts	—	4,495	—	4,495
Net assets disposed and impaired	—	(13,239)	—	(13,239)
Effect of change in exchange rates	(3,762)	—	(79)	(3,841)
Ending balance, December 31, 2021	$79,876	$—	$5,130	$85,006

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

The current portions of restructuring liabilities were $29.7 million and $31.7 million as of December 31, 2021 and 2020 and are classified within other current liabilities on the Consolidated Balance Sheets. The long-term portions of restructuring liabilities were $55.3 million and $40.9 million as of December 31, 2021 and 2020. The long-term portions of restructuring liabilities are classified within other long-term obligations on the Consolidated Balance Sheet and include severance accruals and facility exit costs.

Note 14:     Shareholders' Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock would be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at December 31, 2021 or 2020.

Stock Repurchase Authorization
Effective November 1, 2021, Itron's Board of Directors authorized a share repurchase up to $100 million of our common stock over an 18-month period (the 2021 Stock Repurchase Program). Repurchases are made in the open market or in privately negotiated transactions, and in accordance with applicable securities laws. Following the announcement of the program and through December 31, 2021, we repurchased 125,314 shares at an average share price of $64.05 (excluding commissions) for a total of $8.0 million. Subsequent to December 31, 2021, we repurchased 279,968 shares of our common stock under the 2021 Stock Repurchase Program. The average price paid per share was $60.60 (excluding commissions) for total of $17.0 million.

On March 14, 2019, Itron's Board of Directors authorized the Company to repurchase up to $50 million of our common stock over a 12-month period. Following the announcement of the program and through December 31, 2019, we repurchased 529,396 shares at an average share price of $47.22 for a total of $25 million. The program expired on March 13, 2020, and no additional shares were repurchased during 2020.

Issuance of Common Stock
On March 12, 2021, we closed the sale of 4,472,222 shares of our common stock in a public offering, resulting in net proceeds to us of approximately $389.4 million, after deducting underwriters' discounts of the offering.

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

Warrant Transactions
In addition, concurrently with entering into the Convertible Note Hedge Transactions, we separately entered into privately-negotiated Warrant Transactions, whereby we sold to the Counterparties warrants to acquire, collectively, subject to anti-

dilution adjustments, 3.7 million shares of our common stock at an initial strike price of $180.00 per share, which represents a premium of 100% over the public offering price in the common stock issuance. We received aggregate proceeds of $45.3 million from the Warrant Transactions with the Counterparties, with such proceeds partially offsetting the costs of entering into the Convertible Note Hedge Transactions. The warrants expire in June 2026. If the market value per share of our common stock, as measured under the Warrant Transactions, exceeds the strike price of the warrants, the warrants will have a dilutive effect on our earnings per share, unless we elect, subject to certain conditions, to settle the warrants in cash. The warrants meet the criteria in ASC 815-40 to be classified within Stockholders' Equity, and therefore the warrants are not revalued after issuance.

Accumulated Other Comprehensive Income (Loss)
The changes in the components of AOCI, net of tax, were as follows:

In thousands	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Benefit Obligation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2019	$(157,489)	$1,201	$(14,380)	$(25,637)	$(196,305)
OCI before reclassifications	(2,953)	4,061	—	1,909	3,017
Amounts reclassified from AOCI	2,443	(5,985)	—	(7,842)	(11,384)
Total other comprehensive income (loss)	(510)	(1,924)	—	(5,933)	(8,367)
Balances at December 31, 2019	(157,999)	(723)	(14,380)	(31,570)	(204,672)
OCI before reclassifications	21,082	(7,002)	—	(8,689)	5,391
Amounts reclassified from AOCI	52,074	6,104	—	2,577	60,755
Total other comprehensive income (loss)	73,156	(898)	—	(6,112)	66,146
Balances at December 31, 2020	(84,843)	(1,621)	(14,380)	(37,682)	(138,526)
OCI before reclassifications	(26,923)	1,121	—	14,264	(11,538)
Amounts reclassified from AOCI	—	290	—	1,676	1,966
Total other comprehensive income (loss)	(26,923)	1,411	—	15,940	(9,572)
Balances at December 31, 2021	$(111,766)	$(210)	$(14,380)	$(21,742)	$(148,098)

On November 2, 2021, Itron entered into an agreement to sell certain of its Gas device businesses and operations to Dresser. Upon closure of the sale, an estimated $59.7 million of accumulated foreign currency translation losses and $0.9 million in unrealized defined benefit plan losses will be recognized. Refer to Note 18: Sale of Businesses for additional information on the transaction.

The before-tax, income tax (provision) benefit, and net-of-tax amounts related to each component of OCI were as follows:

	Year Ended December 31,
In thousands	2021	2020	2019
Before-tax amount
Foreign currency translation adjustment	$(26,757)	$20,947	$(2,581)
Foreign currency translation adjustment reclassified to net income on sale of business	—	52,074	2,443
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	1,139	(7,519)	4,063
Net hedging (gain) loss reclassified to net income	756	6,190	(6,605)
Net unrealized gain (loss) on defined benefit plans	14,426	(8,798)	1,966
Net defined benefit plan (gain) loss reclassified to net income	1,695	2,609	(8,076)
Total other comprehensive income (loss), before tax	(8,741)	65,503	(8,790)

Tax (provision) benefit
Foreign currency translation adjustment	(166)	135	(372)
Foreign currency translation adjustment reclassified to net income on sale of business	—	—	—
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	(18)	517	(2)
Net hedging (gain) loss reclassified to net income	(466)	(86)	620
Net unrealized gain (loss) on defined benefit plans	(162)	109	(57)
Net defined benefit plan (gain) loss reclassified to net income	(19)	(32)	234
Total other comprehensive income (loss) tax (provision) benefit	(831)	643	423

Net-of-tax amount
Foreign currency translation adjustment	(26,923)	21,082	(2,953)
Foreign currency translation adjustment reclassified to net income on sale of business	—	52,074	2,443
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	1,121	(7,002)	4,061
Net hedging (gain) loss reclassified to net income	290	6,104	(5,985)
Net unrealized gain (loss) on defined benefit plans	14,264	(8,689)	1,909
Net defined benefit plan (gain) loss reclassified to net income	1,676	2,577	(7,842)
Total other comprehensive income (loss), net of tax	$(9,572)	$66,146	$(8,367)

Note 15:    Fair Value of Financial Instruments

The fair values at December 31, 2021 and 2020 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	December 31, 2021		December 31, 2020
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit facility
USD denominated term loan	$—	$—	$532,625	$520,347
Multicurrency revolving line of credit	—	—	—	—
Senior notes	—	—	388,311	410,000
Convertible notes	450,228	422,749	—	—

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
Senior Notes: The Senior Notes, prior to their repayment, were not registered securities nor listed on any securities exchange but were able to be actively traded by qualified institutional buyers. The fair values for the Senior Notes were estimated using Level 1 inputs, as they were based on quoted prices for these instruments in active markets. In 2021, the Senior Notes were fully discharged, and no principal or unpaid interest remains outstanding. See Note 6: Debt for further information.
Convertible Notes: The Convertible Notes are not registered securities nor listed on any securities exchange but may be actively traded by qualified institutional buyers. The fair values for the Convertible Notes are estimated using Level 1 inputs, as they are based on quoted prices for these instruments in active markets.
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

Segment Products

Device Solutions – This segment primarily includes hardware products used for measurement, control, or sensing that do not have communications capability embedded for use with our broader Itron systems, i.e., hardware-based products not part of a complete end-to-end solution. Examples from the Device Solutions portfolio include: standard endpoints that are shipped without Itron communications, such as our standard gas, electricity, and water meters for a variety of global markets and adhering to regulations and standards within those markets, as well as our heat and allocation products; communicating meters that are not a part of an Itron end-to-end solution, such as Smart Spec meters; and the implementation and installation of non-communicating devices, such as gas regulators.

Networked Solutions – This segment primarily includes a combination of communicating devices (e.g., smart meters, modules, endpoints, and sensors), network infrastructure, and associated application software designed and sold as a complete solution for acquiring and transporting robust application-specific data. Networked Solutions includes products and software for the implementation, installation, and management of communicating devices and data networks. Examples from the Networked Solutions portfolio include: communicating measurement, control, or sensing endpoints, such as our Itron OpenWay® Centron and Riva meters, Itron traditional ERT® technology, Intelis smart gas meters, 500G gas communication modules, 500W water communication modules, GenX networking infrastructure products and network interface cards (NICs); Smart City control and management software; Distribution Automation bridge devices; and specific network control and management software applications. The IIoT solutions supported by this segment include automated meter reading (AMR), advanced metering infrastructure (AMI), smart grid and distribution automation, smart street lighting, and an ever-growing set of smart city applications such as traffic management, smart parking, air quality monitoring, electric vehicle charging, customer engagement, digital signage, acoustic (e.g., gunshot) detection, and leak detection and mitigation for both gas and water systems. Our IIoT platform allows all these industry and smart city applications to be run and managed on a single, multi-purpose network.

Outcomes – This segment primarily includes our value-added, enhanced software and services in which we manage, organize, analyze, and interpret data to improve decision making, maximize operational profitability, drive resource efficiency, and deliver results for consumers, utilities, and smart cities. Outcomes places an emphasis on delivering to Itron customers high-value, turn-key, digital experiences by leveraging the footprint of our Device Solutions and Networked Solutions segments. The revenues from these offerings are primarily recurring in nature and would include any direct management of Device Solutions,

Networked Solutions, and other products on behalf of our end customers. Examples from the Outcomes portfolio include: our meter data management and analytics offerings; our managed service solutions including network-as-a-service and Platform-as-a-Service (PaaS); forecasting software and services; our Distributed Energy Management suite of products and services; our Distributed Intelligence suite of applications and services; and any consulting-based engagement. Within the Outcomes segment, we also identify new business models, including performance-based contracting, to drive broader portfolio offerings across utilities and cities.

Revenues, gross profit, and operating income associated with our operating segments were as follows:

	Year Ended December 31,
In thousands	2021	2020	2019
Product revenues
Device Solutions	$635,103	$684,517	$847,580
Networked Solutions	974,531	1,148,698	1,322,382
Outcomes	68,561	55,958	50,433
Total Company	$1,678,195	$1,889,173	$2,220,395

Service revenues
Device Solutions	$10,001	$9,478	$11,301
Networked Solutions	118,100	100,704	94,872
Outcomes	175,276	173,995	175,902
Total Company	$303,377	$284,177	$282,075

Total revenues
Device Solutions	$645,104	$693,995	$858,881
Networked Solutions	1,092,631	1,249,402	1,417,254
Outcomes	243,837	229,953	226,335
Total Company	$1,981,572	$2,173,350	$2,502,470

Gross profit
Device Solutions	$99,355	$86,859	$152,562
Networked Solutions	378,633	432,906	518,749
Outcomes	95,181	82,402	81,008
Total Company	$573,169	$602,167	$752,319

Operating income (loss)
Device Solutions	$57,217	$40,769	$97,753
Networked Solutions	254,434	308,099	397,325
Outcomes	50,631	47,619	43,803
Corporate unallocated	(441,581)	(406,882)	(406,198)
Total Company	(79,299)	(10,395)	132,683
Total other income (expense)	(44,511)	(46,244)	(59,651)
Income (loss) before income taxes	$(123,810)	$(56,639)	$73,032

Our Corporate unallocated operating loss for the years ended December 31, 2021 and 2020 include losses from the sale of businesses of $64.3 million and $59.8 million. Refer to Note 18: Sale of Businesses for additional information on the transactions.

For all periods presented, no single customer represents more than 10% of total company revenue.

Revenues by region were as follows:

	Year Ended December 31,
In thousands	2021	2020	2019
United States and Canada	$1,273,868	$1,434,577	$1,629,742
Europe, Middle East, and Africa	568,008	594,264	663,851
Asia Pacific and Latin America (1)	139,696	144,509	208,877
Total Company	$1,981,572	$2,173,350	$2,502,470
(1)On June 25, 2020, we sold our Latin American operations. We continue to sell into the region through a distributor.

Property, plant, and equipment, net, by geographic area were as follows:

	At December 31,
In thousands	2021	2020
United States	$94,899	$100,381
Outside United States	68,285	107,435
Total Company	$163,184	$207,816

Depreciation expense is allocated to the operating segments and Corporate unallocated based upon each segment's use of the assets. All amortization expense is recognized within Corporate unallocated. Depreciation and amortization of intangible assets expense associated with our operating segments was as follows:

	Year Ended December 31,
In thousands	2021	2020	2019
Device Solutions	$22,884	$25,058	$25,542
Networked Solutions	16,607	16,965	13,004
Outcomes	4,454	5,348	5,363
Corporate unallocated	40,208	49,919	70,491
Total Company	$84,153	$97,290	$114,400

Note 17: Revenues

A summary of significant net changes in the contract assets and the contract liabilities balances during the period is as follows:

In thousands	Contract liabilities, less contract assets
Beginning balance, January 1, 2021	$98,388
Revenues recognized from beginning contract liability	(93,709)
Cumulative catch-up adjustments	19,867
Increases due to amounts collected or due	289,300
Revenues recognized from current period increases	(229,336)
Other	(1,330)
Ending balance, December 31, 2021	$83,180

On January 1, 2021, total contract assets were $49.8 million and total contract liabilities were $148.2 million. On December 31, 2021, total contract assets were $33.7 million and total contract liabilities were $116.9 million. The contract assets primarily relate to contracts that include a retention clause and allocations related to contracts with multiple performance obligations. The contract liabilities primarily relate to deferred revenue, such as extended warranty and maintenance cost. The cumulative catch-up adjustments relate to contract modifications, measure-of-progress changes, and changes in the estimate of the transaction price.

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

Note 18: Sale of Businesses

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

The total sales price of $35.0 million included deferred payments of $21.1 million for working capital, which was to be paid in full by December 31, 2020, as evidenced by a promissory note, and the remainder in cash ($4.5 million) and other deferred consideration. We recognized a total loss of $59.8 million during the year ended 2020, as the result of the total of the net assets sold (including the cumulative translation adjustment in AOCI) exceeding the sales price.

In January 2021, we agreed to extend the payment terms on the remaining outstanding working capital balance of $18.4 million. Accell had agreed to make monthly payments including interest through September 2022, under which we received full payments for January through March and partial payments in April and May (totaling $3.8 million including $0.7 million in interest). Based on Accell's failure to make timely payments, continued requests to defer payments significantly beyond the original maturity of the working capital note and the unfavorable impact of the COVID-19 pandemic on the Latin American markets, we determined to fully reserve the working capital and other deferred receivables, recognizing a loss on sale of business of $26.8 million for the year ended December 31, 2021.

Sale to Dresser
On November 2, 2021, Itron entered into a definitive securities and asset purchase agreement to sell certain of its Gas device manufacturing and business operations in Europe and North America to Dresser. The sale includes one German subsidiary – Itron GmbH along with its business operations, personnel, and the owned manufacturing facility in Karlsruhe; the business operations, personnel, and assets associated with the leased manufacturing facility in Argenteuil, France; and the business and manufacturing assets maintained at one of our contract manufacturers in North America. The sale of these assets and operations is part of Itron's continued strategy to improve profitability and focus on growing its higher value businesses throughout the world.

As of the fourth quarter of 2021, we reclassified the assets and liabilities of this asset group as held for sale. Based on the sales price and the carrying value of the assets including the foreign currency translation losses accumulated since the acquisition of the German subsidiary in 2007, we recognized a pre-tax impairment loss of $34.4 million and $3.1 million for professional services in conjunction with the sale to Dresser (classified within Loss on sale of business within the Consolidated Statements of Operations) as of December 31, 2021. The base sale price of this divestiture was $75 million, with adjustments for (1) pension liabilities assumed by Dresser for the active employees and (2) the final working capital balance, which will be determined as of the close date, and, if the balance is outside the targeted amount, the difference will be settled shortly thereafter. Cash proceeds from the sale were estimated at a net $53.9 million ($63.7 million less $9.8 million in cash held for sale) at December 31, 2021. The transaction closed on February 28, 2022, and the final sales price and loss on sale will be determined and recognized during the second quarter of 2022, based on the 90-day working capital validation process.

Current and non-current assets and liabilities included with the sale have been classified as held for sale as of November 2, 2021 and moved to other current assets and liabilities as of December 31, 2021. All balances below are as of December 31, 2021. Final balances will be determined upon transaction closing, including the 90-day working capital review period.

The table below presents the components of the balance sheet accounts reclassified to current assets and liabilities held for sale related to the sale to Dresser.

In thousands	Year Ended December 31,
2021
Current assets
Cash and cash equivalents	$9,750
Accounts receivable, net	751
Inventories	15,410
Other current assets	401

Non-current assets
Property, plant, and equipment, net	12,012
Operating lease right-of-use assets, net	1,212
Intangible assets, net	3,436
Goodwill	12,800
Transaction impairment	(34,425)
Total held for sale asset balance	$21,347

Current liabilities
Accounts payable	$(4,635)
Other current liabilities	(126)
Wages and benefits payable	(1,271)
Taxes payable	(18)
Current portion of warranty	(50)
Unearned revenue	(12)

Non-current liabilities
Long-term warranty	(40)
Pension benefit obligation	(11,513)
Operating lease liabilities	(480)
Other long-term obligations	(448)
Total held for sale liability balance	$(18,593)

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

The components of operating lease expense are as follows:

In thousands	Year Ended December 31,
	2021	2020
Operating lease cost	$20,577	$22,081
Variable lease cost	2,662	2,582
Total operating lease cost	$23,239	$24,663

Supplemental cash flow information related to operating leases is as follows:

In thousands	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$20,958	$20,678
Right-of-use assets obtained in exchange for operating lease liabilities	8,342	13,051

Supplemental balance sheet information related to operating leases is as follows:

In thousands	December 31, 2021	December 31, 2020
Operating lease right-of-use assets, net	$65,523	$76,276

Other current liabilities	16,602	16,243
Operating lease liabilities	57,314	66,823
Total operating lease liability	$73,916	$83,066
Weighted average remaining lease term - Operating leases	4.7 years	5.6 years
Weighted average discount rate - Operating leases	4.4%	4.5%

Amounts due under operating lease liabilities as of December 31, 2021 are as follows:

In thousands	December 31, 2021
2022	$19,234
2023	17,251
2024	14,812
2025	13,708
2026	11,853
Thereafter	4,867
Total lease payments	81,725
Less: imputed interest	(7,809)
Total operating lease liability	$73,916

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no disagreements with our independent accountants on accounting and financial disclosure matters within the three year period ended December 31, 2021, or in any period subsequent to such date, through the date of this report.

Item 9A:    Controls and Procedures

Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2021, the Company's disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included in this Annual Report.

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Itron, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Itron, Inc. and subsidiaries (the "Company") as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 28, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
February 28, 2022

Item 9B:    Other Information

None.

Item 9C:    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III
Item 10:    Directors, Executive Officers and Corporate Governance

The section entitled "Proposal 1 – Election of Directors" appearing in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2022 (the 2022 Proxy Statement) sets forth certain information with regard to our directors as required by Item 401 of Regulation S-K and is incorporated herein by reference.

Certain information with respect to persons who are or may be deemed to be executive officers of Itron, Inc. as required by Item 401 of Regulation S-K is set forth under the caption "Information about our Executive Officers" in Part I of this Annual Report.

The section entitled "Delinquent Section 16(a) Reports" appearing in the 2022 Proxy Statement sets forth certain information as required by Item 405 of Regulation S-K and is incorporated herein by reference.

The section entitled "Corporate Governance" appearing in the 2022 Proxy Statement sets forth certain information with respect to the Registrant's code of conduct and ethics as required by Item 406 of Regulation S-K and is incorporated herein by reference. Our code of conduct and ethics can be accessed on our website, at www.itron.com under the Investors section.

There were no material changes to the procedures by which security holders may recommend nominees to Itron's board of directors during 2022, as set forth by Item 407(c)(3) of Regulation S-K.

The section entitled "Corporate Governance" appearing in the 2022 Proxy Statement sets forth certain information regarding the Audit/Finance Committee, including the members of the Committee and the Audit/Finance Committee financial experts, as set forth by Item 407(d)(4) and (d)(5) of Regulation S-K and is incorporated herein by reference.

Item 11:    Executive Compensation

The sections entitled "Compensation of Directors" and "Executive Compensation" appearing in the 2022 Proxy Statement set forth certain information with respect to the compensation of directors and management of Itron as required by Item 402 of Regulation S-K and are incorporated herein by reference.

The section entitled "Corporate Governance" appearing in the 2022 Proxy Statement sets forth certain information regarding members of the Compensation Committee required by Item 407(e)(4) of Regulation S-K and is incorporated herein by reference.

The section entitled "Compensation Committee Report" appearing in the 2022 Proxy Statement sets forth certain information required by Item 407(e)(5) of Regulation S-K and is incorporated herein by reference.

Item 12:    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The section entitled "Equity Compensation Plan Information" appearing in the 2022 Proxy Statement sets forth certain information required by Item 201(d) of Regulation S-K and is incorporated herein by reference.

The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the 2022 Proxy Statement sets forth certain information with respect to the ownership of our common stock as required by Item 403 of Regulation S-K and is incorporated herein by reference.

Item 13:    Certain Relationships and Related Transactions, and Director Independence

The section entitled "Corporate Governance" appearing in the 2022 Proxy Statement sets forth certain information required by Item 404 of Regulation S-K and is incorporated herein by reference.

The section entitled "Corporate Governance" appearing in the 2022 Proxy Statement sets forth certain information with respect to director independence as required by Item 407(a) of Regulation S-K and is incorporated herein by reference.

Item 14:    Principal Accountant Fees and Services

The section entitled "Independent Registered Public Accounting Firm's Audit Fees and Services" appearing in the 2022 Proxy Statement sets forth certain information with respect to the principal accounting fees and services and the Audit/Finance Committee's policy on pre-approval of audit and permissible non-audit services performed by our independent auditors as required by Item 9(e) of Schedule 14A and is incorporated herein by reference.

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

3.1	Amended and Restated Articles of Incorporation of Itron, Inc. (Filed as Exhibit 3.1 to Itron, Inc.'s Annual Report on Form 10-K, filed on March 27, 2003)

3.2	Amended and Restated Bylaws of Itron, Inc. (Filed as Exhibit 3.2 to Itron, Inc.'s Current Report on Form 8-K, filed on February 28, 2022)

4.1	Security Agreement dated August 5, 2011 among Itron, Inc. and Wells Fargo Bank, National Association (Filed as Exhibit 4.2 to Form 8-K filed on August 8, 2011)

4.2
First Amendment to Security Agreement dated June 23, 2015 among Itron, Inc. and Wells Fargo Bank, National Association. (Filed as Exhibit 4.2 to Itron, Inc.'s Current Report on Form 8-K, filed on June 23, 2015)

4.3
Indenture, dated as of December 22, 2017 among Itron, Inc., the guarantors from time to time party thereto and U.S. Bank National Association, as trustee. (Filed as Exhibit 4.1 to Itron, Inc.'s Current Report on Form 8-K, filed on December 22, 2017)

4.4
Second Amended and Restated Credit Agreement dated January 5, 2018 among Itron, Inc. and a syndicate of banks led by Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, J.P. Morgan Securities PLC, BNP Paribas, and Silicon Valley Bank (Filed as Exhibit 4.1 to Itron, Inc.'s Current Report on Form 8-K, filed on January 11, 2018)

4.5
Amendment No. 1 dated October 18, 2019, to the Second Amended and Restated Credit Agreement dated January 5, 2018 among Itron, Inc., certain foreign borrowers, guarantors, lenders and issuing parties thereto, and Wells Fargo Bank, National Association, as administrative agent. (Filed as Exhibit 4.1 to Itron, Inc.'s Current Report on Form 8-K, filed on October 24, 2019)

4.6
Amendment No. 2 dated October 19, 2020, to the Second Amended and Restated Credit Agreement dated January 5, 2018 among Itron, Inc., certain foreign borrowers, guarantors, lenders and issuing parties thereto, and Wells Fargo Bank, National Association, as administrative agent. (Filed as Exhibit 4.1 to Itron, Inc's Quarterly Report on Form 10-Q filed on November 2, 2020)

4.7
Amendment No. 3, dated March 8, 2021, to the Credit Agreement, dated January 5, 2018 among Itron, Inc. and certain foreign borrowers, guarantors, lenders and issuing parties thereto, and Wells Fargo Bank, National Association, as administrative agent. (Filed as Exhibit 10.3 to Itron, Inc.'s Current Report on Form 8-K, filed on March 12, 2021)

4.8
Indenture, dated as of March 12, 2021, by and between Itron, Inc. and U.S. Bank National Association, as trustee (Filed as Exhibit 4.1 to Itron, Inc.'s Current Report on Form-8K, filed on March 12, 2021)

Exhibit Number	Description of Exhibits
4.9	Form of 0.00% Convertible Senior Note due 2026 (Filed as Exhibit 4.2 to Itron, Inc.'s Current Report on Form-8K, filed on March 12, 2021)

4.10	Form of Convertible Note Hedge (Filed as Exhibit 10.1 to Itron, Inc.'s Current Report on Form-8K, filed on March 12, 2021)

4.11	Form of Warrant Confirmation (Filed as Exhibit 10.2 to Itron, Inc.'s Current Report on Form-8K, filed on March 12, 2021)

4.12	Description of Registrant's Securities (Filed as Exhibit 4.7 to Itron, Inc's Annual Report on Form 10-K, filed on February 24, 2021)

4.13
Amendment No. 4, dated February 25, 2022, to the Credit Agreement, dated January 5, 2018 among Itron, Inc. and certain foreign borrowers, guarantors, lenders and issuing parties thereto, and Wells Fargo Bank, National Association, as administrative agent. (filed with this report)

10.1*	Form of Amended and Restated Change in Control Severance Agreement for Executive Officers. (Filed as Exhibit 10.1 to Itron, Inc.'s Annual Report on Form 10-K, filed on February 22, 2013)

10.2*	Form of Indemnification Agreements between Itron, Inc. and certain directors and officers. (Filed as Exhibit 10.9 to Itron, Inc.'s Annual Report on Form 10-K, filed on March 30, 2000)

10.3*	Amended and Restated 2010 Stock Incentive Plan. (Filed as Appendix A to Itron, Inc.'s Proxy Statement for the 2014 Annual Meeting of Shareholders, filed on March 13, 2014)

10.4*	Second Amended and Restated 2010 Stock Incentive Plan. (Filed as Appendix A to Itron, Inc.'s Proxy Statement for the 2017 Annual Meeting of Shareholders, filed on March 24, 2017)

10.5*
Rules of Itron Inc.'s Amended and Restated 2010 Stock Incentive Plan for the Grant of Restricted Stock Unit (RSU's) to Participants in France. (Filed as Exhibit 10.6 to Itron, Inc.'s Quarterly Report on Form 10-Q, filed on August 6, 2014)

10.6*
Terms of the Amended and Restated Equity Grant Program for Nonemployee Directors under the Itron, Inc. Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.4 to Itron, Inc.'s Annual Report on Form 10-K, filed on February 26, 2008)

10.7*
Form of Stock Option Grant Notice and Agreement for use in connection with both incentive and non-qualified stock options granted under Itron, Inc.'s Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.6 to Itron, Inc.'s Current Report on Form 8-K, filed on February 18, 2010)

10.8*
Form of RSU Award Notice and Agreement for U.S. Participants for use in connection with the Company's Long-Term Performance Plan (LTPP) and issued under Itron, Inc.'s Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.1 to Itron, Inc.'s Current Report on Form 8-K, filed on February 18, 2010)

10.9*
Form of RSU Award Notice and Agreement for International Participants (excluding France) for use in connection with the Company's LTPP and issued under Itron, Inc.'s Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.2 to Itron, Inc.'s Current Report on Form 8-K, filed on February 18, 2010)

10.10*
Form of RSU Award Notice and Agreement for Participants in France for use in connection with Itron, Inc.'s LTPP and issued under Itron, Inc.'s Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.3 to Itron, Inc.'s Current Report on Form 8-K, filed on February 18, 2010)

10.11*
Form of RSU Award Notice and Agreement for all Participants (excluding France) for use in connection with Itron, Inc.'s Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.4 to Itron, Inc.'s Current Report on Form 8-K, filed on February 18, 2010)

Exhibit Number	Description of Exhibits
10.12*
Form of RSU Award Notice and Agreement for Participants in France for use in connection with Itron, Inc.'s Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.5 to Itron, Inc.'s Current Report on Form 8-K, filed on February 18, 2010)

10.13*
Form of Long Term Performance RSU Award Notice and Agreement for U.S. Participants for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.4 to Itron, Inc.'s Quarterly Report on Form 10-Q, filed on August 6, 2014)

10.14*
Form of Long Term Performance RSU Award Notice and Agreement for International Participants (excluding France) for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.19 to Itron, Inc.'s Annual Report on Form 10-K, filed on February 25, 2011)

10.15*
Form of Long Term Performance RSU Award Notice and Agreement for Participants in France for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.5 to Itron, Inc.'s Quarterly Report on Form 10-Q, filed on August 6, 2014)

10.16*
Form of RSU Award Notice and Agreement for all Participants (excluding France) for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.2 to Itron, Inc.'s Quarterly Report on Form 10-Q, filed on August 6, 2014)

10.17*
Form of RSU Award Notice and Agreement for Participants in France for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.3 to Itron, Inc.'s Quarterly Report on Form 10-Q, filed on August 6, 2014)

10.18*
Form of RSU Award Notice and Agreement for Non-employee Directors for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.3 to Itron, Inc.'s Quarterly Report on Form 10-Q, filed on May 3, 2013)

10.19*
Form of Stock Option Grant Notice and Agreement for use in connection with both incentive and non-qualified stock options granted under Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.1 to Itron, Inc.'s Quarterly Report on Form 10-Q, filed on August 6, 2014)

10.20*	Amendment to the Executive Deferred Compensation Plan. (Filed as Exhibit 10.1 to Itron, Inc.'s Quarterly Report on Form 10-Q, filed on November 3, 2016)

10.21*	Amended and Restated 2012 Employee Stock Purchase Plan. (Filed as Exhibit 10.21 to Itron, Inc.'s Annual Report on Form 10-K, filed on February 24, 2021)

10.22
Cooperation Agreement by and among Itron, Inc., Coppersmith Capital Management LLC, Scopia Management, Inc. and certain of their specified affiliates, Jerome J. Lande and Peter Mainz, dated as of December 9, 2015. (Filed as Exhibit 10.1 to Itron, Inc.'s Current Report on Form 8-K, filed on December 11, 2015)

10.23
Amendment to Cooperation Agreement by and among Itron, Inc., Coppersmith Capital Management LLC, Scopia Management, Inc. and certain of their specified affiliates, Jerome J. Lande and Peter Mainz. (Filed as Exhibit 10.2 to Itron, Inc.'s Quarterly Report on Form 10-Q, filed on November 3, 2016)

10.24
First Amendment to Cooperation Agreement, dated November 1, 2017, by and among Itron, Inc., Scopia Management, Inc. and certain of their specified affiliates, Jerome J. Lande and certain other individuals. (Filed as Exhibit 10.1 to Itron, Inc.'s Current Report on Form 8-K, filed on November 2, 2017)

10.25*
Form of Stock Option Grant Notice and Agreement for use in connection with both incentive and non-qualified stock options granted under Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.1 to Itron, Inc.'s Quarterly Report on Form 10-Q, filed on May 4, 2017)

10.26*
Form of Long-Term Performance RSU Award Notice and Agreement for U.S. Participants for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.2 to Itron, Inc.'s Quarterly Report on Form 10-Q, filed on May 4, 2017)

Exhibit Number	Description of Exhibits
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

10.33*	Employment agreement between Itron, Inc. and Thomas L. Deitrich, dated July 16, 2019. (Filed as Exhibit 10.1 to Itron, Inc.'s Current Report on Form 8-K, filed on July 22, 2019)

10.34*
Form of Long-Term Performance RSU Award Notice and Agreement for U.S Participants for use in connection with Itron, Inc.'s Second Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.39 to Itron, Inc's Annual report on Form 10-K, filed on February 26, 2020)

10.35*
Form of RSU Award Notice and Agreement for all Participants for use in connection with Itron, Inc.'s Second Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.36 to Itron. Inc.'s Annual Report on Form 10-K, filed on February 24, 2021)

10.36*	2022 Itron Incentive Plan (filed with this report)

21.1	Subsidiaries of Itron, Inc. (filed with this report)

23.1	Consent of Deloitte & Touche LLP Independent Registered Public Accounting Firm. (filed with this report)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed with this report)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed with this report)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished with this report)

101	The following financial information from Itron, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of February, 2022.

ITRON, INC.

By:	/s/ JOAN S. HOOPER
Joan S. Hooper
Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of February, 2022.

Signatures	Title

/s/ THOMAS L. DEITRICH
Thomas L. Deitrich	President and Chief Executive Officer (Principal Executive Officer), Director

/s/ JOAN S. HOOPER
Joan S. Hooper	Senior Vice President and Chief Financial Officer

/s/ THOMAS S. GLANVILLE
Thomas S. Glanville	Director

/s/ FRANK M. JAEHNERT
Frank M. Jaehnert	Director

/s/ JEROME J. LANDE
Jerome J. Lande	Director

/s/ TIMOTHY M. LEYDEN
Timothy M. Leyden	Director

/s/ SANTIAGO PEREZ
Santiago Perez	Director

/s/ GARY E. PRUITT
Gary E. Pruitt	Director

/s/ DIANA D. TREMBLAY
Diana D. Tremblay	Vice Chair of the Board

/s/ LYNDA L. ZIEGLER
Lynda L. Ziegler	Chair of the Board