Form 10-Q
period 2022-03-31
ITRON, INC.
filed 2022-05-02
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2022, there were outstanding 45,061,675 shares of the registrant's common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1:    Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
In thousands, except per share data	2022	2021
Revenues
Product revenues	$399,810	$442,804
Service revenues	75,521	76,770
Total revenues	475,331	519,574
Cost of revenues
Product cost of revenues	294,820	307,691
Service cost of revenues	45,287	44,839
Total cost of revenues	340,107	352,530
Gross profit	135,224	167,044

Operating expenses
Sales, general and administrative	76,401	75,992
Research and development	49,596	51,727
Amortization of intangible assets	6,553	8,973
Restructuring	(6,366)	(1,980)
Loss on sale of business	2,221	1,392
Total operating expenses	128,405	136,104

Operating income	6,819	30,940
Other income (expense)
Interest income	217	542
Interest expense	(1,592)	(10,475)
Other income (expense), net	(689)	(2,766)
Total other income (expense)	(2,064)	(12,699)

Income before income taxes	4,755	18,241
Income tax provision	(3,859)	(4,661)
Net income	896	13,580
Net income (loss) attributable to noncontrolling interests	(10)	977
Net income attributable to Itron, Inc.	$906	$12,603

Net income per common share - Basic	$0.02	$0.30
Net income per common share - Diluted	$0.02	$0.30

Weighted average common shares outstanding - Basic	45,018	41,526
Weighted average common shares outstanding - Diluted	45,240	41,964
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
In thousands	2022	2021
Net income	$896	$13,580

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(6,891)	(15,012)
Foreign currency translation adjustment reclassified to net income for sale of business	55,436	—
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	—	2,528
Pension benefit obligation adjustment	4,270	701
Total other comprehensive income (loss), net of tax	52,815	(11,783)

Total comprehensive income (loss), net of tax	53,711	1,797

Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(10)	977
Comprehensive income (loss) attributable to Itron, Inc.	$53,721	$820
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

In thousands	March 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$203,997	$162,579
Accounts receivable, net	303,250	298,459
Inventories	171,259	165,799
Other current assets	114,021	123,092
Total current assets	792,527	749,929

Property, plant, and equipment, net	157,244	163,184
Deferred tax assets, net	186,133	181,472
Other long-term assets	43,883	42,178
Operating lease right-of-use assets, net	62,627	65,523
Intangible assets, net	85,514	92,529
Goodwill	1,091,888	1,098,975
Total assets	$2,419,816	$2,393,790

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$203,475	$193,129
Other current liabilities	56,409	81,253
Wages and benefits payable	86,650	113,532
Taxes payable	18,576	12,208
Current portion of warranty	17,651	18,406
Unearned revenue	118,807	82,816
Total current liabilities	501,568	501,344

Long-term debt, net	450,795	450,228
Long-term warranty	13,184	13,616
Pension benefit obligation	81,932	87,863
Deferred tax liabilities, net	1,956	2,000
Operating lease liabilities	54,333	57,314
Other long-term obligations	129,296	138,666
Total liabilities	1,233,064	1,251,031

Equity
Preferred stock, no par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75,000 shares authorized, 45,037 and 45,152 shares issued and outstanding	1,770,057	1,779,775
Accumulated other comprehensive loss, net	(95,283)	(148,098)
Accumulated deficit	(514,694)	(515,600)
Total Itron, Inc. shareholders' equity	1,160,080	1,116,077
Noncontrolling interests	26,672	26,682
Total equity	1,186,752	1,142,759
Total liabilities and equity	$2,419,816	$2,393,790
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2022	45,152	$1,779,775	$(148,098)	$(515,600)	$1,116,077	$26,682	$1,142,759
Net income				906	906	(10)	896
Other comprehensive income (loss), net of tax			52,815		52,815		52,815
Net stock issued and repurchased	165	784			784		784
Stock-based compensation expense		6,127			6,127		6,127
Stock repurchased program	(280)	(16,629)			(16,629)		(16,629)
Balances at March 31, 2022	45,037	$1,770,057	$(95,283)	$(514,694)	$1,160,080	$26,672	$1,186,752

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2021	40,444	$1,389,419	$(138,526)	$(434,345)	$816,548	$23,725	$840,273
Net income				12,603	12,603	977	13,580
Other comprehensive income (loss), net of tax			(11,783)		(11,783)		(11,783)
Net stock issued and repurchased	206	2,009			2,009		2,009
Stock-based compensation expense		6,270			6,270		6,270
Stock issued related to equity offering	4,472	389,419			389,419		389,419
Proceeds from sale of warrants		45,349			45,349		45,349
Purchases of convertible note hedge contracts, net of tax		(63,576)			(63,576)		(63,576)
Registration fee		(373)			(373)		(373)
Balances at March 31, 2021	45,122	$1,768,517	$(150,309)	$(421,742)	$1,196,466	$24,702	$1,221,168
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
In thousands	2022	2021
Operating activities
Net income	$896	$13,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	16,837	21,810
Non-cash operating lease expense	4,113	4,330
Stock-based compensation	6,127	6,498
Amortization of prepaid debt fees	839	2,695
Deferred taxes, net	(4,362)	2,109
Loss on sale of business	2,221	1,392
Restructuring, non-cash	390	(45)
Other adjustments, net	137	391
Changes in operating assets and liabilities, net of acquisition and sale of business:
Accounts receivable	(8,816)	(2,078)
Inventories	(6,345)	9,008
Other current assets	(11,899)	15,692
Other long-term assets	(2,887)	(7,627)
Accounts payable, other current liabilities, and taxes payable	14,065	(26,978)
Wages and benefits payable	(26,185)	5,458
Unearned revenue	35,320	18,050
Warranty	(928)	(1,382)
Other operating, net	(11,932)	(12,948)
Net cash provided by operating activities	7,591	49,955

Investing activities
Net proceeds related to the sale of business	55,933	2,842
Acquisitions of property, plant, and equipment	(5,369)	(11,412)
Business acquisitions, net of cash and cash equivalents acquired	23	—
Other investing, net	362	2,764
Net cash provided (used) in investing activities	50,949	(5,806)

Financing activities
Proceeds from borrowings	—	460,000
Payments on debt	—	(475,000)
Issuance of common stock	784	2,238
Proceeds from common stock offering	—	389,419
Proceeds from sale of warrants	—	45,349
Purchases of convertible note hedge contracts	—	(84,139)
Repurchase of common stock	(16,972)	—
Prepaid debt fees	(695)	(11,722)
Other financing, net	(222)	(1,564)
Net cash (used in) provided by financing activities	(17,105)	324,581

Effect of foreign exchange rate changes on cash and cash equivalents	(17)	(1,071)
Increase in cash and cash equivalents	41,418	367,659
Cash and cash equivalents at beginning of period	162,579	206,933
Cash and cash equivalents at end of period	$203,997	$574,592

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$1,740	$2,147
Interest	514	3,193
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms "we", "us", "our", "Itron", and the "Company" refer to Itron, Inc. and its subsidiaries.

Note 1:    Summary of Significant Accounting Policies

Financial Statement Preparation
The consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2022 and 2021, Consolidated Statements of Equity for the three months ended March 31, 2022 and 2021, the Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, and the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the full year or for any other period.

Certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been partially or completely omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) regarding interim results. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2021 filed with the SEC in our Annual Report on Form 10-K on February 28, 2022 (2021 Annual Report). There have been no significant changes in financial statement preparation or significant accounting policies since December 31, 2021.

Risks and Uncertainties
The COVID-19 pandemic has had global economic impacts including disrupting customer demand and global supply chains, resulting in market volatility. The extent of the recent pandemic and its ongoing impact on our operations is volatile, but is being monitored closely by our management. During the initial months of the pandemic our European factories were closed due to government actions and local conditions, and any further closures that may be imposed on us could impact our results for 2022. New variants of the virus may cause previously lifted restrictions to be reinstated, which could result in more disruptions. Incremental costs we have incurred related to COVID-19, such as personal protective equipment, increased cleaning and sanitizing of our facilities, and other such items, have not been material to date. As economies have reopened, global supply chains have struggled to keep pace with rapidly changing demand. The resulting supply constraints have manifested across a variety of areas including mechanical, electrical and logistics portions of the supply chain, which has impacted our ability to ship products in a timely manner. In particular, our ability to obtain adequate supply of semiconductor components has impacted our ability to service recovering customer demand. While we believe the current imbalance in supply and demand is temporal, the timeline to recovery is uncertain. Efforts are ongoing with suppliers to increase supply, including the approval of alternate sources. Recently, inflation in our raw materials and component costs, freight charges, and labor costs have increased above historical levels, due to, among other things, the continuing impacts of the pandemic and uncertain economic environment. We may or may not be able to fully recover these increased costs through pricing actions with our customers. At this time, we have not identified any significant decrease in long-term customer demand for our products and services. However, certain of our customer projects have experienced delay in deliveries, with revenue originally forecasted in prior periods shifting to future periods.

While we have limited direct business exposure in Russia, Belarus and Ukraine, the Russian military actions and the resulting sanctions could adversely affect the global economy, as well as further disrupt the supply chain. A major disruption in the global economy and supply chain could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. The extent and duration of the military action, sanctions, and resulting market and/or supply disruptions are impossible to predict, but could be substantial.

Recently Adopted Accounting Standards
In May 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-04 amending Earnings Per Share Topic 260, Debt-Modifications and Extinguishments Subtopic 470-50, Compensation - Stock Compensation Topic 718, and Derivatives and Hedging - Contracts in Entity's Own Equity Subtopic 815-40. The amendment affects entities when a freestanding equity-classified written call option is modified or exchanged and remains equity classified after the modification or exchange. We adopted this amendment as of the effective date of January 1, 2022. As of March 31, 2022, we have no modifications to our written call options, and as such this amendment did not have a material impact on our financial statements.

In July 2021, the FASB issued ASU 2021-05, Leases (Topic 842): Lessors-Certain Leases with Variable Lease Payments. The amendments in this Update modify the lease classification requirements for lessors to align them with practice under Topic 840, particularly in the area of day-one loss accounting. Lessors should classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease if certain criteria are met. The effective date for this amendment was January 1, 2022. The adoption of this amendment did not have a material impact on our financial statements.

In November 2021, the FASB issued ASU 2021-10 amending Topic 832: Government Assistance. The FASB issued this Update to increase the transparency of government assistance including the disclosure of (1) the types of assistance, (2) an entity's accounting for the assistance, and (3) the effect of the assistance on an entity's financial statements. The effective date for this amendment was January 1, 2022. The adoption of this amendment did not have a material impact on our financial statements.

Recent Accounting Standards Not Yet Adopted
In October 2021, the FASB issued ASU 2021-08 amending Topic 805: Business Combination, which was necessary due to 2014-09, Revenue from Contracts with Customers (Topic 606). The FASB issued this Update to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to (1) recognition of an acquired contract liability and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. The effective date for this amendment is January 1, 2023 and all interim periods thereafter. These amendments are to be applied prospectively to business combinations occurring on or after the effective date of the amendments. We currently plan to apply the practical expedients as needed for any future acquisitions. The practical expedients cover contracts that were modified prior to acquisition date as well as determining which date an acquirer would have to determine the standalone selling price of each performance obligation in an acquired contract.

Note 2:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended March 31,
In thousands, except per share data	2022	2021
Net income available to common shareholders	$906	$12,603

Weighted average common shares outstanding - Basic	45,018	41,526
Dilutive effect of stock-based awards	222	438
Dilutive effect of convertible notes	—	—
Weighted average common shares outstanding - Diluted	45,240	41,964
Net income per common share - Basic	$0.02	$0.30
Net income per common share - Diluted	$0.02	$0.30

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase our common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise and the future compensation cost associated with the stock award. Approximately 0.4 million and 0.1 million stock-based awards were excluded from the calculation of diluted EPS for the three months ended March 31, 2022 and 2021 because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Convertible Notes and Warrants
For our Convertible Notes issued in March 2021, the dilutive effect is calculated using the if-converted method. We are required, pursuant to the indenture governing our Convertible Notes, to settle the principal amount of the Convertible Notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the Convertible Notes were converted. The average closing prices of our common stock for the quarter ended March 31, 2022 were used as the basis for determining the dilutive effect on EPS. The quarterly average closing prices for our common stock did not exceed the conversion price of $126.00, and therefore all associated shares were anti-dilutive.

In conjunction with the issuance of the Convertible Notes, we sold warrants to purchase 3.7 million shares of Itron common stock. The warrants have a strike price of $180.00 per share. For calculating the dilutive effect of the warrants, we use the treasury stock method. With this method, we assume exercise of the warrants at the beginning of the period, or at time of issuance if later, and the issuance of common stock upon exercise. Proceeds from the exercise of the warrants are assumed to be used to repurchase shares of our stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be exercised with the warrants less the number of shares repurchased, are included in diluted weighted average common shares outstanding. For periods where the warrants strike price of $180.00 per share is greater than the average share price of Itron stock for the period, the warrants would be anti-dilutive. For the three months ended March 31, 2022, the quarterly average closing prices of our common stock did not exceed the warrant strike price and therefore 3.7 million shares were considered anti-dilutive.

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

Note 3:    Certain Balance Sheet Components

A summary of accounts receivable from contracts with customers is as follows:

Accounts receivable, net
In thousands	March 31, 2022	December 31, 2021
Trade receivables (net of allowance of $5,598 and $5,730)	$266,774	$261,124
Unbilled receivables	36,476	37,335
Total accounts receivable, net	$303,250	$298,459

Allowance for credit losses account activity	Three Months Ended March 31,
In thousands	2022	2021
Beginning balance	$5,730	$1,312
Provision for (release of) doubtful accounts, net	(101)	(67)
Accounts recovered (written-off), net	78	(79)
Effect of change in exchange rates	(109)	(30)
Ending balance	$5,598	$1,136

Inventories
In thousands	March 31, 2022	December 31, 2021
Raw materials	$128,432	$122,434
Work in process	7,460	7,856
Finished goods	35,367	35,509
Total inventories	$171,259	$165,799

Property, plant, and equipment, net
In thousands	March 31, 2022	December 31, 2021
Machinery and equipment	$311,116	$314,502
Computers and software	110,885	111,540
Buildings, furniture, and improvements	136,531	131,764
Land	10,625	8,952
Construction in progress, including purchased equipment	35,808	39,527
Total cost	604,965	606,285
Accumulated depreciation	(447,721)	(443,101)
Property, plant, and equipment, net	$157,244	$163,184

Depreciation expense	Three Months Ended March 31,
In thousands	2022	2021
Depreciation expense	$10,284	$12,837

Note 4:    Intangible Assets and Liabilities

The gross carrying amount and accumulated amortization (accretion) of our intangible assets and liabilities, other than goodwill, were as follows:

	March 31, 2022			December 31, 2021
In thousands	Gross	Accumulated (Amortization) Accretion	Net	Gross	Accumulated (Amortization) Accretion	Net
Intangible Assets
Core-developed technology	$503,866	$(491,687)	$12,179	$505,429	$(491,047)	$14,382
Customer contracts and relationships	333,023	(262,332)	70,691	336,421	(261,043)	75,378
Trademarks and trade names	73,935	(71,607)	2,328	74,551	(72,133)	2,418
Other	12,020	(11,704)	316	12,021	(11,670)	351
Total intangible assets	$922,844	$(837,330)	$85,514	$928,422	$(835,893)	$92,529

Intangible Liabilities
Customer contracts and relationships	$(23,900)	$23,556	$(344)	$(23,900)	$23,441	$(459)

A summary of intangible assets and liabilities activity is as follows:

	Three Months Ended March 31,
In thousands	2022	2021
Intangible assets, gross beginning balance	$928,422	$1,000,037
Effect of change in exchange rates	(5,578)	(16,404)
Intangible assets, gross ending balance	$922,844	$983,633

Intangible liabilities, gross beginning balance	$(23,900)	$(23,900)
Effect of change in exchange rates	—	—
Intangible liabilities, gross ending balance	$(23,900)	$(23,900)

Assumed intangible liabilities reflect the present value of the projected cash outflows for an existing contract where remaining costs are expected to exceed projected revenues.

Estimated future annual amortization (accretion) is as follows:

Year Ending December 31,	Amortization	Accretion	Estimated Annual Amortization, net
In thousands
2022 (amount remaining at March 31, 2022)	$19,936	$(344)	$19,592
2023	19,203	—	19,203
2024	15,223	—	15,223
2025	14,448	—	14,448
2026	10,398	—	10,398
Thereafter	6,306	—	6,306
Total intangible assets subject to amortization (accretion)	$85,514	$(344)	$85,170

Note 5:    Goodwill

The following table reflects changes in the carrying amount of goodwill for the three months ended March 31, 2022:

In thousands	Device Solutions	Networked Solutions	Outcomes	Total Company
Goodwill balance at January 1, 2022	$39,377	$918,005	$141,593	$1,098,975
Adjustment to goodwill acquired	—	(23)	—	(23)
Effect of change in exchange rates	(281)	(5,886)	(897)	(7,064)
Goodwill balance at March 31, 2022	$39,096	$912,096	$140,696	$1,091,888

On October 12, 2021, we acquired SELC Group Limited (SELC), from Sensus Metering Systems (LUXCO3) S.ár.l. For the three months ended March 31, 2022, an adjustment was recorded to the goodwill acquired.

Note 6:    Debt

The components of our borrowings were as follows:

In thousands	March 31, 2022	December 31, 2021
Credit facility
Multicurrency revolving line of credit	$—	$—
Convertible notes	460,000	460,000
Total debt	460,000	460,000
Less: unamortized prepaid debt fees - convertible notes	9,205	9,772
Long-term debt, net	$450,795	$450,228

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

The 2018 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2018 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries. This includes a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2018 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2018 credit facility includes debt covenants, which contain certain financial thresholds and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the 2018 credit facility at March 31, 2022.

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

At March 31, 2022, there were no outstanding loan balances under the Credit Facility, and $64.3 million was utilized by outstanding standby letters of credit, resulting in $435.7 million available for additional borrowings or standby letters of credit within the revolver. At March 31, 2022, $235.7 million was available for additional standby letters of credit under the letter of credit sub-facility, and no amounts were outstanding under the swingline sub-facility.

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

Debt Maturities
The amount of required minimum principal payments on our long term debt in aggregate over the next five years is as follows:

Year Ending December 31,	Minimum Payments
In thousands
2022 (amount remaining at March 31, 2022)	$—
2023	—
2024	—
2025	—
2026	460,000
Thereafter	—
Total minimum payments on debt	$460,000

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
The fair values of our derivative instruments were as follows:

		Fair Value
Derivatives Assets	Balance Sheet Location	March 31, 2022	December 31, 2021
Derivatives not designated as hedging instruments under ASC 815-20		In thousands
Foreign exchange forward contracts	Other current assets	$104	$37
Total asset derivatives		$104	$37

Derivatives Liabilities
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	$87	$135
Total liability derivatives		$87	$135

The changes in accumulated other comprehensive income (loss) (AOCI), net of tax, for our derivative and nonderivative hedging instruments designated as hedging instruments, net of tax, were as follows:

In thousands	2022	2021
Net unrealized loss on hedging instruments at January 1,	$(14,590)	$(16,001)
Unrealized gain (loss) on derivative instruments	—	3,409
Realized (gains) losses reclassified into net income (loss)	—	(881)
Net unrealized loss on hedging instruments at March 31,	$(14,590)	$(13,473)

Reclassification of amounts related to hedging instruments are included in interest expense in the Consolidated Statements of Operations. Included in the net unrealized gain (loss) on hedging instruments at March 31, 2022 and 2021 is a loss of $14.4 million, net of tax, related to our nonderivative net investment hedge, which terminated in 2011. This loss on our net investment hedge will remain in AOCI until earnings are impacted by a sale or liquidation of the associated foreign operation.

A summary of the effect of netting arrangements on our financial position related to the offsetting of our recognized derivative assets and liabilities under master netting arrangements or similar agreements is as follows:

Offsetting of Derivative Assets	Gross Amounts of Recognized Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
In thousands		Derivative Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2022	$104	$(87)	$—	$17
December 31, 2021	37	(37)	—	—

Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
In thousands		Derivative Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2022	$87	$(87)	$—	$—
December 31, 2021	135	(37)	—	98

Our derivative assets and liabilities subject to netting arrangements include foreign exchange forward and interest rate contracts with three counterparties at March 31, 2022 and three counterparties at December 31, 2021. No derivative asset or liability balance with any of our counterparties was individually significant at March 31, 2022 or December 31, 2021. Our derivative contracts with each of these counterparties exist under agreements that provide for the net settlement of all contracts through a single payment in a single currency in the event of default. We have no pledges of cash collateral against our obligations, and we have not received pledges of cash collateral from our counterparties under the associated derivative contracts.

Cash Flow Hedges
As a result of our forecasted inventory purchases in a non-functional currency, we are exposed to foreign exchange risk. We hedge portions of these purchases. During February 2021, we entered into foreign exchange option contracts for a total notional amount of $76.5 million at a cost of $1.1 million. The contracts matured ratably through the year with final maturity occurring in October 2021. Changes in the fair values of the option contracts are recognized as a component of other comprehensive income (OCI) and are recognized in product cost of revenues when the hedged item affects earnings.

The before-tax effects of our accounting for derivative instruments designated as hedges on AOCI were as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative		Gain (Loss) Reclassified from AOCI into Income
			Location	Amount
In thousands	2022	2021		2022	2021
Three Months Ended March 31,
Interest rate swap contracts	$—	$73	Interest expense	$—	$(229)
Interest rate swap contracts	—	—	Other income (expense), net	—	(1,681)
Foreign exchange options		947	Product cost of revenues	—	—
Cross currency swap contract	—	2,413	Interest expense	—	70
Cross currency swap contract	—	—	Other income (expense), net	—	2,254

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of March 31, 2022, a total of 39 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar and various other currencies, with notional amounts ranging from $109,301 to $76.5 million.

The effect of our derivative instruments not designated as hedges on the Consolidated Statements of Operations was as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Location	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
In thousands		2022	2021
Three Months Ended March 31,
Foreign exchange forward contracts	Other income (expense), net	$(158)	$31

We will continue to monitor and assess our interest rate and foreign exchange risk and may institute additional derivative instruments to manage such risk in the future.

Convertible Note Hedge Transactions
We paid an aggregate amount of $84.1 million for the Convertible Note Hedge Transactions. The Convertible Note Hedge Transactions cover, subject to anti-dilution adjustments substantially similar to those in the Convertible Notes, approximately 3.7 million shares of our common stock, the same number of shares initially underlying the Convertible Notes, at a strike price of approximately $126.00, subject to customary adjustments. The Convertible Note Hedge Transactions will expire upon the maturity of the Convertible Notes, subject to earlier exercise or termination. The Convertible Note Hedge Transactions are expected generally to reduce the potential dilutive effect of the conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted notes, as the case may be, in the event that the market price per share of our common stock, as measured under the terms of the Convertible Note Hedge Transactions, is greater than the strike price of those Convertible Note Hedge Transactions. The Convertible Note Hedge Transactions meet the criteria in Accounting Standards Codification (ASC) 815-40 to be classified within Stockholders' Equity, and therefore the transactions are not revalued after their issuance.

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

Amounts recognized on the Consolidated Balance Sheets consist of:

In thousands	March 31, 2022	December 31, 2021
Liabilities
Current portion of pension benefit obligation in wages and benefits payable	$2,761	$3,088
Pension benefit obligation held for sale within other current liabilities	—	11,513
Long-term portion of pension benefit obligation	81,932	87,863
Pension benefit obligation, net	$84,693	$102,464

On November 2, 2021, Itron entered into an agreement to sell certain of its Gas device businesses and operations to Dresser Utility Solutions (Dresser). The related disposal group was classified as held for sale during the fourth quarter of 2021. The disposal group was derecognized when the transaction closed on February 28, 2022. Refer to Note 17: Sale of Business for additional information on the transaction.

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

Net periodic pension benefit cost for our plans include the following components:

	Three Months Ended March 31,
In thousands	2022	2021
Service cost	$794	$1,149
Interest cost	443	352
Expected return on plan assets	(83)	(89)
Amortization of prior service costs	18	17
Amortization of actuarial net loss	235	695
Net periodic benefit cost	$1,407	$2,124

The components of net periodic benefit cost, other than the service cost component, are included in total other income (expense) on the Consolidated Statements of Operations.

Note 9:    Stock-Based Compensation

We grant stock-based compensation awards, including restricted stock units, phantom stock, and unrestricted stock units, under the Second Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan). Prior to December 31, 2020, stock options were also granted as part of the stock-based compensation awards. In the Stock Incentive Plan, we have 12,623,538 shares of common stock reserved and authorized for issuance subject to stock splits, dividends, and other similar events. At March 31, 2022, 4,684,698 shares were available for grant. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied. These shares are subject to a fungible share provision such that the authorized share available for grant is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

We also award phantom stock units, which are settled in cash upon vesting and accounted for as liability-based awards, with no impact to the shares available for grant.

In addition, we maintain the Employee Stock Purchase Plan (ESPP), for which 129,082 shares of common stock were available for future issuance at March 31, 2022.

ESPP activity and stock-based grants other than stock options and restricted stock units were not significant for the three months ended March 31, 2022 and 2021.

Stock-Based Compensation Expense
Total stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended March 31,
In thousands	2022	2021
Stock options	$284	$340
Restricted stock units	5,584	5,931
Unrestricted stock awards	259	227
Phantom stock units	190	1,117
Total stock-based compensation	$6,317	$7,615

Related tax benefit	$1,369	$1,363

Stock Options
A summary of our stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	(In thousands)		(Years)	(In thousands)
Outstanding, January 1, 2021	433	$61.95	6.9	$14,697
Granted	—
Exercised	(24)	67.04		926
Forfeited	(4)	80.90
Outstanding, March 31, 2021	405	$61.48	6.7	$11,012

Outstanding, January 1, 2022	393	$61.18	5.9	$4,737
Granted	—				$—
Exercised	—
Forfeited	(2)	87.27
Outstanding, March 31, 2022	391	$61.03	5.5	$2,173

Exercisable, March 31, 2022	340	$58.04	5.2	$2,173

At March 31, 2022, total unrecognized stock-based compensation expense related to nonvested stock options was $0.7 million, which is expected to be recognized over a weighted average period of approximately 0.8 years.

Restricted Stock Units
The following table summarizes restricted stock unit activity:

In thousands, except fair value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, January 1, 2021	544
Granted	186	$100.28
Released (1)	(177)		$18,007
Forfeited	(10)
Outstanding, March 31, 2021	543

Outstanding, January 1, 2022	430	$85.77
Granted	332	53.95
Released (1)	(149)	86.83	$8,025
Forfeited	(25)	73.94
Outstanding, March 31, 2022	588	68.12

Vested but not released, March 31, 2022	11		$563
(1)     Shares released is presented as gross shares and does not reflect shares withheld by us for employee payroll tax obligations.

At March 31, 2022, total unrecognized compensation expense on restricted stock units was $39.0 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

The weighted average assumptions used to estimate the fair value of performance-based restricted stock units granted with a service and market condition and the resulting weighted average fair value are as follows:

	Three Months Ended March 31,
	2022	2021
Expected volatility	55.7%	50.5%
Risk-free interest rate	1.7%	0.2%
Expected term (years)	2.9	2.9

Weighted average fair value	$57.88	$113.75

Note 10: Income Taxes

We determine the interim tax benefit (provision) by applying an estimate of the annual effective tax rate to the year-to-date pretax book income (loss) and adjusting for discrete items during the reporting period, if any. Tax jurisdictions with losses for which tax benefits cannot be realized are excluded.

Our tax rate for the three months ended March 31, 2022 of 81%, differed from the federal statutory rate of 21% due to losses in jurisdictions for which no benefit is recognized because of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, GILTI (Global Intangible Low-Taxed Income) tax, net of Section 250 deduction (largely driven by research and development capitalization), discrete tax expense related to the Dresser divestiture, an expense related to stock-based compensation, and uncertain tax positions.

Our tax rate for the three months ended March 31, 2021 of 26%, differed from the federal statutory rate of 21% primarily due to losses in jurisdictions for which no benefit is recognized because of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, a benefit related to stock-based compensation, and uncertain tax positions.

Beginning January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years. Although Congress is considering legislation that would defer the capitalization and amortization requirement, there is no assurance that the provision will be repealed or otherwise modified. As a result of research and development conducted outside of the U.S., we expect additional GILTI (Global Intangible Low-Taxed Income) tax, net of Section 250 deduction for 2022. The income tax provision has been prepared according to this currently enacted tax legislation, but a change in tax law with regards to capitalization of research and development expenditures would have a material beneficial impact on our annual effective tax rate.

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense amounts recognized were as follows:

	Three Months Ended March 31,
In thousands	2022	2021
Net interest and penalties expense	$170	$(231)

Accrued interest and penalties recognized were as follows:

In thousands	March 31, 2022	December 31, 2021
Accrued interest	$3,116	$2,964
Accrued penalties	717	747

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate were as follows:

In thousands	March 31, 2022	December 31, 2021
Unrecognized tax benefits related to uncertain tax positions	$140,093	$139,529
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	140,086	139,503

At March 31, 2022, we are under examination by certain tax authorities. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or cash flows.

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

Our available lines of credit, outstanding standby LOCs, and bonds were as follows:

In thousands	March 31, 2022	December 31, 2021
Credit facility
Multicurrency revolving line of credit	$500,000	$500,000
Standby LOCs issued and outstanding	(64,319)	(64,374)
Net available for additional borrowings under the multicurrency revolving line of credit	$435,681	$435,626

Net available for additional standby LOCs under sub-facility	$235,681	$235,626

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$93,127	$94,845
Standby LOCs issued and outstanding	(15,647)	(19,957)
Short-term borrowings	—	—
Net available for additional borrowings and LOCs	$77,480	$74,888

Unsecured surety bonds in force	$281,931	$281,270

In the event any such standby LOC or bond is called, we would be obligated to reimburse the issuer of the standby LOC or bond; however, as of May 2, 2022, we do not believe any outstanding standby LOCs or bonds will be called.

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

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended March 31,
In thousands	2022	2021
Beginning balance	$32,022	$41,390
New product warranties	1,466	786
Other adjustments and expirations, net	42	2,289
Claims activity	(2,434)	(4,369)
Effect of change in exchange rates	(261)	(762)
Ending balance	30,835	39,334
Less: current portion of warranty	17,651	22,024
Long-term warranty	$13,184	$17,310

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to insurance and supplier recoveries, other changes and adjustments to warranties, and customer claims. Warranty expense was as follows:

	Three Months Ended March 31,
In thousands	2022	2021
Total warranty expense	$1,508	$3,075

Note 12:    Restructuring

2021 Projects
On October 29, 2021, our Board of Directors approved a restructuring plan (the 2021 Projects), which in conjunction with the announcement of the sale of certain of our Gas device manufacturing operations (refer to Note 17: Sale of Business), includes activities to drive reductions in certain locations and functional support areas. These projects are to be substantially complete by the end of 2024. Certain of Itron's employees are represented by unions or works councils, which requires consultation, and potential restructuring projects may be subject to regulatory approval, both of which could impact the timing of planned savings in certain jurisdictions.

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2021 Projects were as follows:

In thousands	Total Expected Costs at March 31, 2022	Costs Recognized in Prior Periods	Cost Recognized During the Three Months Ended March 31, 2022	Expected Remaining Costs to be Recognized at March 31, 2022
Employee severance costs	$43,650	$49,013	$(5,363)	$—
Asset impairments & net loss on sale or disposal	9,649	9,246	403	—
Other restructuring costs	5,521	2,452	69	3,000
Total	$58,820	$60,711	$(4,891)	$3,000

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

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2020 Projects were as follows:

In thousands	Total Expected Costs at March 31, 2022	Costs Recognized in Prior Periods	Cost Recognized During the Three Months Ended March 31, 2022	Expected Remaining Costs to be Recognized at March 31, 2022
Employee severance costs	$22,810	$24,532	$(1,722)	$—
Asset impairments & net loss (gain) on sale or disposal	6,429	6,442	(13)	—
Other restructuring costs	9,043	6,170	260	2,613
Total	$38,282	$37,144	$(1,475)	$2,613

The following table summarizes the activity within the restructuring-related balance sheet accounts for the 2021 Projects and 2020 Projects during the three months ended March 31, 2022:

In thousands	Accrued Employee Severance	Asset Impairments & Net Loss (Gain) on Sale or Disposal	Other Accrued Costs	Total
Beginning balance, January 1, 2022	$79,876	$—	$5,130	$85,006
Costs charged to expense	(7,085)	390	329	(6,366)
Cash payments	(5,042)	—	(265)	(5,307)
Cash receipts	—	5	—	5
Net assets disposed and impaired	—	(395)	—	(395)
Effect of change in exchange rates	(1,482)	—	(29)	(1,511)
Ending balance, March 31, 2022	$66,267	$—	$5,165	$71,432

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

The current portions of restructuring liabilities were $25.6 million and $29.7 million as of March 31, 2022 and December 31, 2021 and are classified within other current liabilities on the Consolidated Balance Sheets. The long-term portions of restructuring liabilities were $45.8 million and $55.3 million as of March 31, 2022 and December 31, 2021. The long-term portions of restructuring liabilities are classified within other long-term obligations on the Consolidated Balance Sheet and includes severance accruals and facility exit costs.

Note 13:    Shareholders' Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock would be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at March 31, 2022 or December 31, 2021.

Stock Repurchase Authorization
Effective November 1, 2021, Itron's Board of Directors authorized a share repurchase up to $100 million of our common stock over an 18-month period (the 2021 Stock Repurchase Program). Repurchases are made in the open market or in privately negotiated transactions, and in accordance with applicable securities laws. For the three months ended March 31, 2022, we repurchased 279,968 shares of our common stock under the 2021 Stock Repurchase Program. The average price paid per share was $60.60 (excluding commissions) for total of $17.0 million. Following the announcement of the program and through March 31, 2022, we repurchased 405,282 shares at an average share price of $61.67 (excluding commissions) for a total of $25.0 million.

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

Accumulated Other Comprehensive Income (Loss)
The changes in the components of AOCI, net of tax, were as follows:

In thousands	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Benefit Obligation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2021	$(84,843)	$(1,621)	$(14,380)	$(37,682)	$(138,526)
OCI before reclassifications	(15,012)	3,409	—	—	(11,603)
Amounts reclassified from AOCI	—	(881)	—	701	(180)
Total other comprehensive income (loss)	(15,012)	2,528	—	701	(11,783)
Balances at March 31, 2021	$(99,855)	$907	$(14,380)	$(36,981)	$(150,309)

Balances at January 1, 2022	$(111,766)	$(210)	$(14,380)	$(21,742)	$(148,098)
OCI before reclassifications	(6,891)	—	—	4,196	(2,695)
Amounts reclassified from AOCI	55,436	—	—	74	55,510
Total other comprehensive income (loss)	48,545	—	—	4,270	52,815
Balances at March 31, 2022	$(63,221)	$(210)	$(14,380)	$(17,472)	$(95,283)

The before-tax, income tax (provision) benefit, and net-of-tax amounts related to each component of OCI were as follows:

	Three Months Ended March 31,
In thousands	2022	2021
Before-tax amount
Foreign currency translation adjustment	$(6,850)	$(14,925)
Foreign currency translation adjustment reclassified to net income for sale of business	55,436	—
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	—	3,427
Net hedging (gain) loss reclassified to net income	—	(414)
Net unrealized gain (loss) on defined benefit plans	4,205	—
Net defined benefit plan (gain) loss reclassified to net income	74	712
Total other comprehensive income (loss), before tax	$52,865	$(11,200)

Tax (provision) benefit
Foreign currency translation adjustment	$(41)	$(87)
Foreign currency translation adjustment reclassified to net income for sale of business	—	—
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	—	(18)
Net hedging (gain) loss reclassified to net income	—	(467)
Net unrealized gain (loss) on defined benefit plans	(9)	—
Net defined benefit plan (gain) loss reclassified to net income	—	(11)
Total other comprehensive income (loss) tax (provision) benefit	$(50)	$(583)

Net-of-tax amount
Foreign currency translation adjustment	$(6,891)	$(15,012)
Foreign currency translation adjustment reclassified to net income for sale of business	55,436	—
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	—	3,409
Net hedging (gain) loss reclassified to net income	—	(881)
Net unrealized gain (loss) on defined benefit plans	4,196	—
Net defined benefit plan (gain) loss reclassified to net income	74	701
Total other comprehensive income (loss), net of tax	$52,815	$(11,783)

Note 14:    Fair Value of Financial Instruments

The fair values at March 31, 2022 and December 31, 2021 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	March 31, 2022		December 31, 2021
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit facility
Multicurrency revolving line of credit	$—	$—	$—	$—
Convertible notes	450,795	393,038	450,228	422,749

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

Convertible Notes: The Convertible Notes are not listed on any securities exchange but may be actively traded. The fair value is estimated using Level 1 inputs, as it is based on quoted prices for these instruments in active markets.

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

Segment Products

Device Solutions – This segment primarily includes hardware products used for measurement, control, or sensing that do not have communications capability embedded for use with our broader Itron systems, i.e., hardware-based products not part of a complete end-to-end solution. Examples from the Device Solutions portfolio include: standard endpoints that are shipped without Itron communications, such as our standard gas, electricity, and water meters for a variety of global markets and adhering to regulations and standards within those markets, as well as our heat and allocation products; communicating meters that are not a part of an Itron end-to-end solution, such as Smart Spec meters; and the implementation and installation of non-communicating devices.

Networked Solutions – This segment primarily includes a combination of communicating devices (e.g., smart meters, modules, endpoints, and sensors), network infrastructure, and associated application software designed and sold as a complete solution for acquiring and transporting robust application-specific data. Networked Solutions includes products and software for the implementation, installation, and management of communicating devices and data networks. Examples from the Networked Solutions portfolio include: communicating measurement, control, or sensing endpoints, such as our Itron OpenWay® Centron and Riva meters, Itron traditional ERT® technology, Intelis smart gas meters, 500G gas communication modules, 500W water communication modules, GenX networking infrastructure products and network interface cards (NICs), Smart City control and management software, Distribution Automation bridge devices, and specific network control and management software applications. The Industrial Internet of Things (IIoT) solutions supported by this segment include automated meter reading (AMR), advanced metering infrastructure (AMI), smart grid and distribution automation, smart street lighting, and an ever-growing set of smart city applications such as traffic management, smart parking, air quality monitoring, electric vehicle charging, customer engagement, digital signage, acoustic (e.g., gunshot) detection, and leak detection and mitigation for both gas and water systems. Our IIoT platform allows all these industry and smart city applications to be run and managed on a single, multi-purpose network.

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

Revenues, gross profit, and operating income associated with our operating segments were as follows:

	Three Months Ended March 31,
In thousands	2022	2021
Product revenues
Device Solutions	$137,886	$170,331
Networked Solutions	249,268	258,703
Outcomes	12,656	13,770
Total Company	$399,810	$442,804

Service revenues
Device Solutions	$1,679	$2,450
Networked Solutions	29,552	29,611
Outcomes	44,290	44,709
Total Company	$75,521	$76,770

Total revenues
Device Solutions	$139,565	$172,781
Networked Solutions	278,820	288,314
Outcomes	56,946	58,479
Total Company	$475,331	$519,574

Gross profit
Device Solutions	$21,806	$32,296
Networked Solutions	91,351	112,759
Outcomes	22,067	21,989
Total Company	$135,224	$167,044

Operating income (loss)
Device Solutions	$11,578	$21,701
Networked Solutions	61,007	79,291
Outcomes	8,341	10,336
Corporate unallocated	(74,107)	(80,388)
Total Company	6,819	30,940
Total other income (expense)	(2,064)	(12,699)
Income (loss) before income taxes	$4,755	$18,241

For the three months ended March 31, 2022 and 2021, no customer represented more than 10% of total company revenue.

Revenues by region were as follows:

	Three Months Ended March 31,
In thousands	2022	2021
United States and Canada	$317,893	$325,536
Europe, Middle East, and Africa	129,306	160,369
Asia Pacific	28,132	33,669
Total Company	$475,331	$519,574

Depreciation expense is allocated to the operating segments based upon each segment's use of the assets. All amortization expense is recognized within Corporate unallocated. Depreciation and amortization of intangible assets expense associated with our operating segments was as follows:

	Three Months Ended March 31,
In thousands	2022	2021
Device Solutions	$3,934	$6,188
Networked Solutions	4,440	4,275
Outcomes	909	1,234
Corporate unallocated	7,554	10,113
Total Company	$16,837	$21,810

Note 16: Revenues

A summary of significant net changes in the contract assets and the contract liabilities balances during the period is as follows:

In thousands	Contract Liabilities, Less Contract Assets
Beginning balance, January 1, 2022	$83,180
Revenues recognized from beginning contract liability	(40,740)
Cumulative catch-up adjustments	(33)
Increases due to amounts collected or due	109,106
Revenues recognized from current period increases	(42,877)
Other	(83)
Ending balance, March 31, 2022	$108,553

On January 1, 2022, total contract assets were $33.7 million and total contract liabilities were $116.9 million. On March 31, 2022, total contract assets were $44.2 million and total contract liabilities were $152.8 million. The contract assets primarily relate to contracts that include a retention clause and allocations related to contracts with multiple performance obligations. The contract liabilities primarily relate to deferred revenue, such as extended warranty and maintenance cost. The cumulative catch-up adjustments relate to contract modifications, measure-of-progress changes, and changes in the estimate of the transaction price.

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

Total transaction price allocated to remaining performance obligations related to contracts is approximately $1.4 billion for the next twelve months and approximately $1.4 billion for periods longer than 12 months. The total remaining performance obligations consist of product and service components. The service component relates primarily to maintenance agreements for which customers pay a full year's maintenance in advance, and service revenues are generally recognized over the service period. Total transaction price allocated to remaining performance obligations also includes our extended warranty contracts, for which revenue is recognized over the warranty period, and hardware, which is recognized as units are delivered. The estimate of when remaining performance obligations will be recognized requires significant judgment.

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

Note 17: Sale of Business

Sale to Dresser
On November 2, 2021, Itron entered into a definitive securities and asset purchase agreement to sell certain of its Gas device manufacturing and business operations in Europe and North America to Dresser. The sale included one German subsidiary – Itron GmbH along with its business operations, personnel, and the owned manufacturing facility in Karlsruhe; the business operations, personnel, and assets associated with the leased manufacturing facility in Argenteuil, France; and the business and manufacturing assets maintained at one of our contract manufacturers in North America.

The transaction closed on February 28, 2022, and the final sales price and loss on sale will be determined and recognized during the second quarter of 2022 after the 90-day working capital adjustment period. As of December 31, 2021, we recognized a pre-tax impairment loss of $34.4 million as well as $3.1 million for professional services in conjunction with the planned sale to Dresser (classified within loss on sale of business within the Consolidated Statements of Operations). In determining the amount of the impairment loss for the assets of this transaction during the fourth quarter of 2021, we included $59.7 million of accumulated foreign currency translation losses and $0.9 million in unrealized loss on defined benefit pension plans, both classified within AOCI. Upon closing of the sale transaction in the first quarter of 2022, the then outstanding amounts in AOCI were reclassified to net income through loss on sale of business for a total of $55.4 million, with a corresponding reversal of the impairment loss originally booked in the fourth quarter of 2021. The difference between the amounts included for the impairment loss in the fourth quarter of 2021 and the first quarter of 2022 was driven by the change in the euro to U.S. dollar exchange rate, and operating results for the period owned in 2022.

In the first quarter of 2022, we recognized a loss of $2.2 million related to changes in the working capital balances and additional professional services The base sale price of this divestiture was $75.0 million, with adjustments for (1) pension liabilities assumed by Dresser for related active employees and (2) the final working capital balance. Cash proceeds from the sale were $55.9 million.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes included in this report and with the consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission (SEC) in our Annual Report on Form 10-K on February 28, 2022 (2021 Annual Report).

The objective of Management’s Discussion and Analysis is to provide our assessment of the financial condition and results of operations, including an evaluation of our liquidity and capital resources along with material events occurring during the year. The discussion and analysis focuses on material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be necessarily indicative of future operating results or of future financial condition. In addition, we address matters that are reasonably likely, based on management’s assessment, to have a material impact on future operations. We expect the analysis will enhance a reader’s understanding of our financial condition, cash flows, and other changes in financial condition and results of operations.

Documents we provide to the SEC are available free of charge under the Investors section of our website at www.itron.com as soon as practicable after they are filed with or furnished to the SEC. In addition, these documents are available at the SEC's website (http://www.sec.gov).

Certain Forward-Looking Statements

This report contains, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical factors nor assurances of future performance. These statements are based on our expectations about, among others, revenues, operations, financial performance, earnings, liquidity, earnings per share, cash flows and restructuring activities including headcount reductions and other cost savings initiatives. This document reflects our current strategy, plans and expectations and is based on information currently available as of the date of this Quarterly Report on Form 10-Q. When we use words such as "expect", "intend", "anticipate", "believe", "plan", "goal", "seek", "project", "estimate", "future", "strategy", "objective", "may", "likely", "should", "will", "will continue", and similar expressions, including related to future periods, they are intended to identify forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. Although we believe the estimates and assumptions upon which these forward-looking statements are based are reasonable, any of these estimates or assumptions could prove to be inaccurate and the forward-looking statements based on these estimates and assumptions could be incorrect. Our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a variety of factors. Therefore, you should not rely on any of these forward-looking statements. Some of the factors that we believe could affect our results include our ability to execute on our restructuring plans, our ability to achieve estimated cost savings, the rate and timing of customer demand for our products, rescheduling of current customer orders, changes in estimated liabilities for product warranties, adverse impacts of litigation, changes in laws and regulations, our dependence on new product development and intellectual property, future acquisitions, changes in estimates for stock-based and bonus compensation, increasing volatility in foreign exchange rates, international business risks, uncertainties caused by adverse economic conditions, including, without limitation those resulting from extraordinary events or circumstances such as the COVID-19 pandemic and other factors that are more fully described in Part I, Item 1A: Risk Factors included in our 2021 Annual Report and other reports on file with the SEC. We undertake no obligation to update or revise any forward-looking statement, whether written or oral.

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

Device Solutions – This segment primarily includes hardware products used for measurement, control, or sensing that do not have communications capability embedded for use with our broader Itron systems, i.e., hardware-based products not part of a complete end-to-end solution. Examples from the Device Solutions portfolio include: standard endpoints that are shipped without Itron communications, such as our standard gas, electricity, and water meters for a variety of global markets and adhering to regulations and standards within those markets, as well as our heat and allocation products; communicating meters that are not a part of an Itron end-to-end solution, such as Smart Spec meters; and the implementation and installation of non-communicating devices.

Networked Solutions – This segment primarily includes a combination of communicating devices (e.g., smart meters, modules, endpoints, and sensors), network infrastructure, and associated application software designed and sold as a complete solution for acquiring and transporting robust application-specific data. Networked Solutions includes products and software for the implementation, installation, and management of communicating devices and data networks. Examples from the Networked Solutions portfolio include: communicating measurement, control, or sensing endpoints, such as our Itron OpenWay® Centron and Riva meters, Itron traditional ERT® technology, Intelis smart gas meters, 500G gas communication modules, 500W water communication modules, GenX networking infrastructure products and network interface cards (NICs), Smart City control and management software, Distribution Automation bridge devices, and specific network control and management software applications. The Industrial Internet of Things (IIoT) solutions supported by this segment include automated meter reading (AMR), advanced metering infrastructure (AMI), smart grid and distribution automation, smart street lighting, and an ever-

growing set of smart city applications such as traffic management, smart parking, air quality monitoring, electric vehicle charging, customer engagement, digital signage, acoustic (e.g., gunshot) detection, and leak detection and mitigation for both gas and water systems. Our IIoT platform allows all these industry and smart city applications to be run and managed on a single, multi-purpose network.

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

Refer to the Non-GAAP Measures section below on pages 44-46 for information about these non-GAAP measures and the detailed reconciliation of items that impacted free cash flow, non-GAAP operating expense, non-GAAP operating income, non-GAAP net income, adjusted EBITDA, and non-GAAP diluted EPS in the presented periods.

Total Company Highlights

Highlights and significant developments for the three months ended March 31, 2022 compared with the three months ended March 31, 2021
•Revenues were $475.3 million compared with $519.6 million in 2021, a decrease of $44.2 million, or 9%
•Gross margin was 28.4%, compared with 32.2% in 2021
•Operating expenses decreased $7.7 million, or 6%, compared with 2021
•Net income attributable to Itron, Inc. was $0.9 million compared with net income of $12.6 million in 2021
•GAAP diluted EPS decreased by $0.28 to a diluted income per share of $0.02 in 2022
•Non-GAAP net income attributable to Itron, Inc. was $5.2 million compared with $21.9 million in 2021
•Non-GAAP diluted EPS was $0.11, a decrease of $0.41 compared with 2021
•Adjusted EBITDA was $18.9 million compared with $49.7 million in 2021
•Total backlog was $3.9 billion and twelve-month backlog was $1.6 billion at March 31, 2022, compared with $3.4 billion and $1.3 billion at March 31, 2021

Sale of Business
On November 2, 2021, Itron entered into a definitive securities and asset purchase agreement to sell certain of its Gas device manufacturing and business operations in Europe and North America to Dresser Utility Solutions (Dresser). The sale included one German subsidiary – Itron GmbH along with its business operations, personnel, and the owned manufacturing facility in Karlsruhe; the business operations, personnel, and assets associated with the leased manufacturing facility in Argenteuil, France; and the business and manufacturing assets maintained at one of our contract manufacturers in North America.

The transaction closed on February 28, 2022, and the final sales price and loss on sale will be determined and recognized during the second quarter of 2022 after the 90-day working capital adjustment period. As of December 31, 2021, we recognized a pre-tax impairment loss of $34.4 million as well as $3.1 million for professional services in conjunction with the planned sale to Dresser (classified within loss on sale of business within the Consolidated Statements of Operations). In determining the amount of the impairment loss for the assets of this transaction during the fourth quarter of 2021, we included $59.7 million of accumulated foreign currency translation losses and $0.9 million in unrealized loss on defined benefit pension plans, both classified within accumulated other comprehensive income (AOCI). Upon closing of the sale transaction in the first quarter of 2022, the then outstanding amounts in AOCI were reclassified to net income through loss on sale of business for a total of $55.4 million, with a corresponding reversal of the impairment loss originally booked in the fourth quarter of 2021. The difference between the amounts included for the impairment loss in the fourth quarter of 2021 and the first quarter of 2022 was driven by the change in the euro to U.S. dollar exchange rate, and operating results for the period owned in 2022.

In the first quarter of 2022, we recognized a loss of $2.2 million related to changes in the working capital balances and additional professional services The base sale price of this divestiture was $75.0 million, with adjustments for (1) pension liabilities assumed by Dresser for related active employees and (2) the final working capital balance. Cash proceeds from the sale were $55.9 million.

Stock Repurchase Authorization
Effective November 1, 2021, Itron's Board of Directors authorized a share repurchase up to $100 million of our common stock over an 18-month period (the 2021 Stock Repurchase Program). Repurchases are made in the open market or in privately negotiated transactions, and in accordance with applicable securities laws. For the three months ended March 31, 2022, we repurchased 279,968 shares of our common stock under the 2021 Stock Repurchase Program. The average price paid per share was $60.60 (excluding commissions) for total of $17.0 million. Following the announcement of the program and through March 31, 2022, we repurchased 405,282 shares at an average share price of $61.67 (excluding commissions) for a total of $25.0 million.

Credit Facility Amendment
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

Impact of COVID-19, Supply Chain Challenges, and the Conflict in Ukraine
The COVID-19 pandemic has had global economic impacts including disrupting customer demand and global supply chains, resulting in market volatility. The extent of the recent pandemic and its ongoing impact on our operations is volatile, but is being monitored closely by our management. During the initial months of the pandemic our European factories were closed due to government actions and local conditions, and any further closures that may be imposed on us could impact our results for 2022. New variants of the virus may cause previously lifted restrictions to be reinstated, which could result in more disruptions. Incremental costs we have incurred related to COVID-19, such as personal protective equipment, increased cleaning and sanitizing of our facilities, and other such items, have not been material to date. As economies have reopened, global supply chains have struggled to keep pace with rapidly changing demand. The resulting supply constraints have manifested across a variety of areas including mechanical, electrical and logistics portions of the supply chain, which has impacted our ability to ship products in a timely manner. In particular, our ability to obtain adequate supply of semiconductor components has impacted our ability to service recovering customer demand. While we believe the current imbalance in supply and demand is temporal, the timeline to recovery is uncertain. Efforts are ongoing with suppliers to increase supply, including the approval of alternate sources. Recently, inflation in our raw materials and component costs, freight charges, and labor costs have increased above historical levels, due to, among other things, the continuing impacts of the pandemic and uncertain economic environment. We may or may not be able to fully recover these increased costs through pricing actions with our customers. At this time, we have not identified any significant decrease in long-term customer demand for our products and services. However, certain of our customer projects have experienced delay in deliveries, with revenue originally forecasted in prior periods shifting to future periods. For more information on risks associated with the COVID-19 pandemic, please see our risk in Part I, Item 1A, Risk Factors in our 2021 Annual Report.

The COVID-19 pandemic remains a rapidly evolving situation with varying impacts on the locations in which we do business. Changes in the mix of earnings or losses from our different geographical operations, as well as any future enactment of tax legislation and other factors, may result in more volatile quarterly and annual effective tax rates. The detrimental impacts to financial results may be partially offset by financial assistance from the U.S. or the municipalities in which we operate, including employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 pandemic. Other benefits, including options to defer payroll tax payments and additional deductions, resulted in reduced cash payments in 2020, but increased cash outlays during 2021 and into 2022.

While we have limited direct business exposure in Russia, Belarus and Ukraine, the Russian military actions and the resulting sanctions could adversely affect the global economy, as well as further disrupt the supply chain. A major disruption in the global economy and supply chain could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. The extent and duration of the military action, sanctions, and resulting market and/or supply disruptions are impossible to predict, but could be substantial.

Total Company GAAP and Non-GAAP Highlights and Unit Shipments:

	Three Months Ended March 31,
In thousands, except margin and per share data	2022	2021	% Change
GAAP
Revenues
Product revenues	$399,810	$442,804	(10)%
Service revenues	75,521	76,770	(2)%
Total revenues	475,331	519,574	(9)%

Gross profit	135,224	167,044	(19)%
Operating expenses	128,405	136,104	(6)%
Operating income	6,819	30,940	(78)%
Other income (expense)	(2,064)	(12,699)	(84)%
Income tax provision	(3,859)	(4,661)	(17)%
Net loss attributable to Itron, Inc.	906	12,603	(93)%

Non-GAAP(1)
Non-GAAP operating expenses	$125,935	$128,096	(2)%
Non-GAAP operating income	9,289	38,948	(76)%
Non-GAAP net income attributable to Itron, Inc.	5,171	21,947	(76)%
Adjusted EBITDA	18,894	49,723	(62)%

GAAP Margins and Earnings Per Share
Gross margin
Product gross margin	26.3%	30.5%
Service gross margin	40.0%	41.6%
Total gross margin	28.4%	32.2%

Operating margin	1.4%	6.0%
Net income per common share - Basic	$0.02	$0.30
Net income per common share - Diluted	$0.02	$0.30

Non-GAAP Earnings Per Share(1)
Non-GAAP diluted EPS	$0.11	$0.52
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

A summary of our endpoints under management is as follows:

	As of March 31,
Units in thousands	2022	2021
Endpoints under management	83,156	71,388

Results of Operations

Revenues and Gross Margin

The actual results of and effects of changes in foreign currency exchange rates on revenues and gross profit were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended March 31,
In thousands	2022	2021
Total Company
Revenues	$475,331	$519,574	$(11,767)	$(32,476)	$(44,243)
Gross profit	135,224	167,044	(2,475)	(29,345)	(31,820)

Revenues - Three months ended March 31, 2022 vs. Three months ended March 31, 2021
Total revenues decreased $44.2 million, or 9%, compared with the same period in 2021. We have been unfavorably impacted by global component constraints, which limited our ability to fulfill customer demand. Product revenues decreased by $43.0 million and service revenues decreased $1.2 million. Device Solutions decreased by $33.2 million; Networked Solutions decreased by $9.5 million; and Outcomes decreased by $1.5 million when compared with the same period last year. Changes in exchange rates unfavorably impacted total revenues by $11.8 million, of which $9.5 million unfavorably impacted Device Solutions.

Gross Margin - Three months ended March 31, 2022 vs. Three months ended March 31, 2021
Gross margin was 28.4%, compared with 32.2% in 2021. We were unfavorably impacted by input cost increases, manufacturing inefficiencies related to component shortages, and product mix changes in 2022 compared with 2021. Product sales gross margin decreased to 26.3%, compared with 30.5% in 2021. Gross margin on service revenues decreased to 40.0%, compared with 41.6% in 2021.

Refer to Operating Segment Results section below for further detail on total company revenues and gross margin.

Operating Expenses

The actual results of and effects of changes in foreign currency exchange rates on operating expenses were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended March 31,
In thousands	2022	2021
Total Company
Sales, general and administrative	$76,401	$75,992	$(2,157)	$2,566	$409
Research and development	49,596	51,727	(420)	(1,711)	(2,131)
Amortization of intangible assets	6,553	8,973	(101)	(2,319)	(2,420)
Restructuring	(6,366)	(1,980)	176	(4,562)	(4,386)
Loss on sale of business	2,221	1,392	(45)	874	829
Total operating expenses	$128,405	$136,104	$(2,547)	$(5,152)	$(7,699)

Operating expenses decreased $7.7 million for the first quarter of 2022 as compared with the same period in 2021. This was primarily the result of a reduction of $4.4 million in restructuring, a $2.4 million decrease in amortization of intangible assets, and a $2.1 million decrease in research and development expenses.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended March 31,		% Change
In thousands	2022	2021
Interest income	$217	$542	(60)%
Amortization of prepaid debt fees	(839)	(2,695)	(69)%
Other interest expense	(753)	(7,780)	(90)%
Interest expense	(1,592)	(10,475)	(85)%
Other income (expense), net	(689)	(2,766)	(75)%
Total other income (expense)	$(2,064)	$(12,699)	(84)%

Total other income (expense) for the three months ended March 31, 2022 was a net expense of $2.1 million, compared with net expense of $12.7 million in the same period in 2021. The lower total expense for the three months ended March 31, 2022, as compared with the same period in 2021, was primarily driven by lower interest costs of $5.0 million for bonds and $2.0 million for the term loan, as well as a $1.9 million decrease in amortization of prepaid debt fees and a $1.7 million charge for the extinguishment of debt in 2021, which is included in other income (expense), net.

Income Tax Provision

For the three months ended March 31, 2022, our income tax expense was $3.9 million compared with income tax expense of $4.7 million for the same period in 2021. Our tax rate for the three months ended March 31, 2022 of 81%, differed from the federal statutory rate of 21% due to losses in jurisdictions for which no benefit is recognized because of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, GILTI (Global Intangible Low-Taxed Income) tax, net of Section 250 deduction (largely driven by research and development capitalization), discrete tax expense related to the Dresser divestiture, an expense related to stock-based compensation, and uncertain tax positions. Our tax rate for the three months ended March 31, 2021 of 26% differed from the federal statutory rate of 21% primarily due to losses in jurisdictions for which no benefit is recognized because of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, a benefit related to stock-based compensation, and uncertain tax positions.

Beginning January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years. Although Congress is considering legislation that would defer the capitalization and amortization requirement, there is no assurance that the provision will be repealed or otherwise modified. As a result of research and development conducted outside of the U.S., we expect additional GILTI (Global Intangible Low-Taxed Income) tax, net of Section 250 deduction for 2022. The income tax provision has been prepared according to this currently enacted tax legislation, but a change in tax law with regards to capitalization of research and development expenditures would have a material beneficial impact on our annual effective tax rate.

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

Operating Segment Results

For a description of our operating segments, refer to Item 1: Financial Statements (Unaudited), Note 15: Segment Information included in this Quarterly Report on Form 10-Q. The following tables and discussion highlight significant changes in trends or components of each operating segment:

	Three Months Ended March 31,
In thousands	2022	2021	% Change
Segment revenues
Device Solutions	$139,565	$172,781	(19)%
Networked Solutions	278,820	288,314	(3)%
Outcomes	56,946	58,479	(3)%
Total revenues	$475,331	$519,574	(9)%

	Three Months Ended March 31,
	2022		2021
In thousands	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment gross profit and margin
Device Solutions	$21,806	15.6%	$32,296	18.7%
Networked Solutions	91,351	32.8%	112,759	39.1%
Outcomes	22,067	38.8%	21,989	37.6%
Total gross profit and margin	$135,224	28.4%	$167,044	32.2%

	Three Months Ended March 31,
In thousands	2022	2021	% Change
Segment operating expenses
Device Solutions	$10,228	$10,595	(3)%
Networked Solutions	30,344	33,468	(9)%
Outcomes	13,726	11,653	18%
Corporate unallocated	74,107	80,388	(8)%
Total operating expenses	$128,405	$136,104	(6)%

	Three Months Ended March 31,
	2022		2021
In thousands	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment operating income (loss) and operating margin
Device Solutions	$11,578	8.3%	$21,701	12.6%
Networked Solutions	61,007	21.9%	79,291	27.5%
Outcomes	8,341	14.6%	10,336	17.7%
Corporate unallocated	(74,107)	NM	(80,388)	NM
Total operating income and operating margin	$6,819	1.4%	$30,940	6.0%

Device Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Device Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended March 31,
In thousands	2022	2021
Device Solutions Segment
Revenues	$139,565	$172,781	$(9,469)	$(23,747)	$(33,216)
Gross profit	21,806	32,296	(2,202)	(8,288)	(10,490)
Operating expenses	10,228	10,595	(272)	(95)	(367)

Revenues - Three months ended March 31, 2022 vs. Three months ended March 31, 2021
Revenues decreased $33.2 million, or 19%. Changes in foreign currency exchange rates unfavorably impacted revenues by $9.5 million. Revenue decreased over the prior year due to the impact of component shortages, which limited our ability to fulfill customer demand, in addition to the discontinuation of some legacy products and the sale of certain Gas product lines to Dresser during the first quarter of 2022.

Gross Margin - Three months ended March 31, 2022 vs. Three months ended March 31, 2021
For the three months ended March 31, 2022, gross margin was 15.6%, compared with 18.7% for the same period in 2021. The 310 basis point decrease over the prior year was primarily due to manufacturing inefficiencies related to component shortages, and higher input costs.

Operating Expenses - Three months ended March 31, 2022 vs. Three months ended March 31, 2021
Operating expenses in 2022 compared with the same period in 2021 decreased $0.4 million, or 3%, due to lower sales and marketing expenses.

Networked Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Networked Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended March 31,
In thousands	2022	2021
Networked Solutions Segment
Revenues	$278,820	$288,314	$(1,358)	$(8,136)	$(9,494)
Gross profit	91,351	112,759	172	(21,580)	(21,408)
Operating expenses	30,344	33,468	(57)	(3,067)	(3,124)

Revenues - Three months ended March 31, 2022 vs. Three months ended March 31, 2021
Revenues decreased $9.5 million, or 3%, compared with 2021. The change was primarily due to global component shortages, which limited our ability to fulfill customer demand, partially offset by the timing of customer projects. Product revenue was lower by $9.4 million.

Gross Margin - Three months ended March 31, 2022 vs. Three months ended March 31, 2021
Gross margin decreased to 32.8% for the period ending March 31, 2022, compared with 39.1% in 2021. The 630 basis point decrease was primarily driven by higher input costs and manufacturing inefficiencies related to component shortages.

Operating Expenses - Three months ended March 31, 2022 vs. Three months ended March 31, 2021
Operating expenses decreased $3.1 million, or 9%, in 2022 compared with the same period in 2021. The decrease was primarily related to reduced research and development expenses.

Outcomes

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Outcomes segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended March 31,
In thousands	2022	2021
Outcomes Segment
Revenues	$56,946	$58,479	$(941)	$(592)	$(1,533)
Gross profit	22,067	21,989	(445)	523	78
Operating expenses	13,726	11,653	(30)	2,103	2,073

Revenues - Three months ended March 31, 2022 vs. Three months ended March 31, 2021
Revenues decreased $1.5 million, or 3%, compared with 2021. This decrease was driven by a decrease in product sales, software licensing, and consulting services.

Gross Margin - Three months ended March 31, 2022 vs. Three months ended March 31, 2021
Gross margin increased to 38.8% for the first quarter of 2022, compared with 37.6% for the same period last year. The 120 basis point increase was driven by more favorable services mix and other cost efficiencies.

Operating Expenses - Three months ended March 31, 2022 vs. Three months ended March 31, 2021
Operating expenses for the 2022 period increased $2.1 million, compared with the same period last year. The increase was primarily related to increased research and development investment of $1.7 million.

Corporate Unallocated

Corporate Unallocated Expenses - Three months ended March 31, 2022 vs. Three months ended March 31, 2021
Operating expenses not directly associated with an operating segment are classified as Corporate unallocated. These expenses decreased $6.3 million, or 8%, for the three months ended March 31, 2022 compared with the same period in 2021. This was primarily the result of $4.4 million in reduced restructuring charges related to the plan announced in 2021 and a $2.4 million decrease in amortization of intangible assets.

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

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
In millions
March 31, 2022	$417	$3,897	$1,557
December 31, 2021	1,076	4,017	1,539
September 30, 2021	395	3,433	1,442
June 30, 2021	596	3,530	1,378
March 31, 2021	688	3,421	1,293

During the first quarter of 2022, we reduced our total backlog by $55.7 million in order to reflect the sale of certain Gas product lines to Dresser, effective February 28, 2022.

Financial Condition

Cash Flow Information

	Three Months Ended March 31,
In thousands	2022	2021
Net cash provided by operating activities	$7,591	$49,955
Net cash provided (used) in investing activities	50,949	(5,806)
Net cash (used in) provided by financing activities	(17,105)	324,581
Effect of foreign exchange rate changes on cash and cash equivalents	(17)	(1,071)
Increase in cash and cash equivalents	$41,418	$367,659

Cash and cash equivalents were $204.0 million at March 31, 2022, compared with $162.6 million at December 31, 2021. The $41.4 million increase in cash and cash equivalents in the 2022 period was primarily the result of proceeds from the sale of our Gas device businesses and operations to Dresser and cash flow from operating activities, offset by cash paid for shares repurchased.

Operating activities
Cash provided by operating activities during the three months in 2022 was $7.6 million compared with $50.0 million during the same period in 2021. The decrease was primarily due to variable compensation payouts in 2022.

Investing activities
Cash provided in investing activities during the three months in 2022 was $56.8 million higher than in 2021. This increase of cash was primarily related to proceeds received from the sale of our Gas device businesses and operations to Dresser for $55.9 million, offset by $6.0 million less in purchases of property, plant, and equipment in 2022 compared with the same period in 2021.

Financing activities
Net cash used in financing activities during the three months in 2022 was $17.1 million, compared with net cash provided by of $324.6 million for the same period in 2021. In March 2021, we received $389.4 million from issuance of common stock related to the equity offering, after deducting underwriters’ discounts of the offering, purchased $84.1 million of the convertible note hedge contracts, and proceeds of $45.3 million from the sale of warrants. Also in March 2021, we entered into the convertible senior notes with gross proceeds of $460 million, which was used to pay off the outstanding term loan balance. In April 2021, we repaid the senior subordinated notes totaling $410 million (including $10 million early repayment premium) with proceeds from the equity offering and cash on hand. For the three months ended March 31, 2022, we repurchased shares totaling $17.0 million.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations at March 31, 2022 was a decrease of $17,000, compared with a decrease of $1.1 million for the same period in 2021. Our foreign currency exposure relates to non-U.S. dollar denominated balances in our international subsidiary operations.

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

	Three Months Ended March 31,
In thousands	2022	2021
Net cash provided by operating activities	$7,591	$49,955
Acquisitions of property, plant, and equipment	(5,369)	(11,412)
Free cash flow	$2,222	$38,543

Free cash flow fluctuated primarily as a result of changes in cash provided by operating activities. See the cash flow discussion of operating activities above.

Off-balance sheet arrangements

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at March 31, 2022 and December 31, 2021 that we believe could reasonably likely have a current or future effect on our financial condition, results of operations, or cash flows.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations, borrowings, and the sale of our common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and payments of debt. Working capital, which represents current assets less current liabilities, continues to be in a net favorable position. We expect existing cash, cash flows from operations, and access to capital markets to continue to be sufficient to fund our operating activities and cash commitments, such as material capital expenditures and debt obligations, for at least the next 12 months and into the foreseeable future.

Borrowings
On October 18, 2019 we amended our credit facility that was initially entered on January 5, 2018 (together with the amendment, the "2018 credit facility"). The 2018 credit facility provides for committed credit facilities in the amount of $1.2 billion U.S. dollars. The 2018 credit facility consists of a $650 million U.S. dollar term loan (the term loan) and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million standby letter of credit sub-facility and a $50 million swingline sub-facility. The October 18, 2019, amendment extended the maturity date to October 18, 2024. At March 31, 2022, no amount was outstanding under the 2018 credit facility, and $64.3 million was utilized by outstanding standby letters of credit, resulting in $435.7 million available for borrowing or standby letters of credit under the revolver. At March 31, 2022, $235.7 million was available for additional standby letters of credit under the letter of credit sub-facility, and no amounts were outstanding under the swingline sub-facility. Amounts borrowed under the revolver may be repaid and reborrowed until the revolver's maturity on October 18, 2024, at which time all outstanding loans together with all accrued and unpaid interest must be repaid.

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

Restructuring
On September 17, 2020, our Board of Directors approved a restructuring plan (the 2020 Projects). The 2020 Projects include activities that continue our efforts to optimize its global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects are scheduled to be substantially complete by the end of 2022, with an estimated $14 million in cash payments remaining as of March 31, 2022.

On October 29, 2021, our Board of Directors approved a restructuring plan (the 2021 Projects), which in conjunction with the announcement of the sale of certain of our Gas device manufacturing operations, (refer to Item 1: Financial Statements (Unaudited), Note 17: Sale of Business), includes activities to drive reductions in certain locations and functional support areas.

These projects are expected to be substantially complete by the end of 2024, with an estimated $44 million in cash payments remaining as of March 31, 2022.

For the three months ended March 31, 2022, we paid out a net $5.3 million related to all our restructuring projects. As of March 31, 2022, $71.4 million was accrued for these restructuring projects, of which $25.6 million is expected to be paid within the next 12 months.

For further details regarding our restructuring activities, refer to Item 1: Financial Statements (Unaudited), Note 12: Restructuring included in this Quarterly Report on Form 10-Q.

Stock Repurchase Authorization
Effective November 1, 2021, Itron's Board of Directors authorized a share repurchase program of up to $100 million of our common stock over an 18-month period (the 2021 Stock Repurchase Program). Repurchases are made in the open market or in privately negotiated transactions, and in accordance with applicable securities laws. Following the announcement of the program and through March 31, 2022, we repurchased 405,282 shares at an average share price of $61.67 (excluding commissions) for a total of $25 million. As of March 31, 2022, we are authorized to repurchase up to an additional $75 million of our common stock before May 1, 2023.

Other Liquidity Considerations
We have tax credits and net operating loss carryforwards in various jurisdictions that are available to reduce cash taxes. However, utilization of tax credits and net operating losses are limited in certain jurisdictions. Based on current projections, we expect to pay, net of refunds, approximately $5 million in U.S federal taxes, $6 million in state taxes, and $6 million in local and foreign taxes during 2022. For a discussion of our tax provision and unrecognized tax benefits, see Item 1: Financial Statements (Unaudited), Note 10: Income Taxes included in this Quarterly Report on Form 10-Q.

As of March 31, 2022, we are under examination by certain tax authorities. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

As of March 31, 2022, there was $59.3 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. As a result of recent changes in U.S. tax legislation, any repatriation in the future would not result in U.S. federal income tax. Accordingly, there is no provision for U.S. deferred taxes on this cash. If this cash were repatriated to fund U.S. operations, additional withholding tax costs may be incurred. Tax is only one of the many factors that we consider in the management of global cash. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

In several of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc., we consolidate them because we have a greater than 50% ownership interest and/or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. At March 31, 2022, $19.9 million of our consolidated cash balance was held in our joint venture entities. As a result, the minority shareholders of these entities have rights to their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from these entities.

General Liquidity Overview
Notwithstanding the expected short to mid-term impacts of the COVID-19 pandemic, we expect to grow through a combination of internal new research and development, licensing technology from and to others, distribution agreements, partnering arrangements, and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings, or the sale of our common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the next 12 months and into the foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the electricity, gas, and water utility industries, competitive pressures, our dependence on certain key vendors and components, changes in estimated liabilities for product warranties and/or litigation, duration of the COVID-19 pandemic, future business combinations, capital market fluctuations, international risks, and other factors described under Risk Factors within Item 1A of Part I of our 2021 Annual Report, as well as Quantitative and Qualitative Disclosures About Market Risk within Item 3 of Part I included in this Quarterly Report on Form 10-Q.

Contingencies

Refer to Item 1: Financial Statements (Unaudited), Note 11: Commitments and Contingencies included in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates and Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in the 2021 Annual Report and have not changed materially.

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

Non-GAAP operating expenses and non-GAAP operating income – We define non-GAAP operating expenses as operating expenses excluding certain expenses related to the amortization of intangible assets, restructuring, loss on sale of business, and acquisition and integration. We define non-GAAP operating income as operating income excluding the expenses related to the amortization of intangible assets, restructuring, loss on sale of business, and acquisition and integration. Acquisition and integration related expenses include costs, which are incurred to affect and integrate business combinations, such as professional fees, certain employee retention and salaries related to integration, severances, contract terminations, travel costs related to knowledge transfer, system conversion costs, and asset impairment charges. We consider these non-GAAP financial measures to be useful metrics for management and investors because they exclude the effect of expenses that are related to acquisitions and restructuring projects. By excluding these expenses, we believe that it is easier for management and investors to compare our financial results over multiple periods and analyze trends in our operations. For example, in certain periods, expenses related to amortization of intangible assets may decrease, which would improve GAAP operating margins, yet the improvement in GAAP operating margins due to this lower expense is not necessarily reflective of an improvement in our core business. There are some limitations related to the use of non-GAAP operating expenses and non-GAAP operating income versus operating expenses and operating income calculated in accordance with GAAP. We compensate for these limitations by providing specific information about the GAAP amounts excluded from non-GAAP operating expense and non-GAAP operating income and evaluating non-GAAP operating expense and non-GAAP operating income together with GAAP operating expense and operating income.

Non-GAAP net income and non-GAAP diluted EPS – We define non-GAAP net income as net income (loss) attributable to Itron, Inc. excluding the expenses associated with amortization of intangible assets, amortization of debt placement fees, debt extinguishment, restructuring, loss on sale of business, acquisition and integration, and the tax effect of excluding these expenses. We define non-GAAP diluted EPS as non-GAAP net income divided by diluted weighted-average shares outstanding during the period calculated on a GAAP basis and then reduced to reflect the anti-dilutive impact of the convertible note hedge transaction entered into in connection with the 0% Convertible Notes due 2026 issued in March 2021. We consider these financial measures to be useful metrics for management and investors for the same reasons that we use non-GAAP operating income. The same limitations described above regarding our use of non-GAAP operating income apply to our use of non-GAAP net income and non-GAAP diluted EPS. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from these non-GAAP measures and evaluating non-GAAP net income and non-GAAP diluted EPS together with GAAP net income attributable to Itron, Inc. and GAAP diluted EPS.

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

Adjusted EBITDA – We define adjusted EBITDA as net income (loss) (a) minus interest income, (b) plus interest expense, depreciation and amortization, debt extinguishment, restructuring, loss on sale of business, acquisition and integration, and (c) excluding income tax provision or benefit. Management uses adjusted EBITDA as a performance measure for executive compensation. A limitation to using adjusted EBITDA is that it does not represent the total increase or decrease in the cash balance for the period and the measure includes some non-cash items and excludes other non-cash items. Additionally, the items that we exclude in our calculation of adjusted EBITDA may differ from the items that our peer companies exclude when they report their results. We compensate for these limitations by providing a reconciliation of this measure to GAAP net income (loss).

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

TOTAL COMPANY RECONCILIATIONS	Three Months Ended March 31,
In thousands, except per share data	2022	2021
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$128,405	$136,104
Amortization of intangible assets	(6,553)	(8,973)
Restructuring	6,366	1,980
Loss on sale of business	(2,221)	(1,392)
Acquisition and integration	(62)	377
Non-GAAP operating expenses	$125,935	$128,096

NON-GAAP OPERATING INCOME
GAAP operating income	$6,819	$30,940
Amortization of intangible assets	6,553	8,973
Restructuring	(6,366)	(1,980)
Loss on sale of business	2,221	1,392
Acquisition and integration	62	(377)
Non-GAAP operating income	$9,289	$38,948

NON-GAAP NET INCOME & DILUTED EPS
GAAP net income attributable to Itron, Inc.	$906	$12,603
Amortization of intangible assets	6,553	8,973
Amortization of debt placement fees	796	2,652
Debt extinguishment	—	1,681
Restructuring	(6,366)	(1,980)
Loss on sale of business	2,221	1,392
Acquisition and integration	62	(377)
Income tax effect of non-GAAP adjustments	999	(2,997)
Non-GAAP net income attributable to Itron, Inc.	$5,171	$21,947

Non-GAAP diluted EPS	$0.11	$0.52

Non-GAAP weighted average common shares outstanding - Diluted	45,240	41,964

ADJUSTED EBITDA
GAAP net income attributable to Itron, Inc.	$906	$12,603
Interest income	(217)	(542)
Interest expense	1,592	10,475
Income tax provision	3,859	4,661
Debt extinguishment	—	1,681
Depreciation and amortization	16,837	21,810
Restructuring	(6,366)	(1,980)
Loss on sale of business	2,221	1,392
Acquisition and integration	62	(377)
Adjusted EBITDA	$18,894	$49,723

FREE CASH FLOW
Net cash provided by operating activities	$7,591	$49,955
Acquisitions of property, plant, and equipment	(5,369)	(11,412)
Free Cash Flow	$2,222	$38,543

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

Interest Rate Risk
We may be exposed to interest rate risk through our variable rate debt instruments. On August 12, 2021, the term loan under the credit facility was fully paid. At March 31, 2022, we had no outstanding variable rate debt.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future if we were to have variable rate debt outstanding.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. Revenues denominated in functional currencies other than the U.S. dollar were 35% of total revenues for the three months ended March 31, 2022 compared with 40% for the same respective periods in 2021. These transactions expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of March 31, 2022, a total of 39 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar and various other currencies, with notional amounts ranging from $109,301 to $76.5 million. Based on a sensitivity analysis as of March 31, 2022, we estimate that, if foreign currency exchange rates average ten percentage points higher in 2022 for these financial instruments, our financial results in 2022 would not be materially impacted.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:    Controls and Procedures

Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2022, the Company's disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal controls over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:    Legal Proceedings
Refer to Item 1: Financial Statements (Unaudited), Note 11: Commitments and Contingencies included in this Quarterly Report on Form 10-Q.

Item 1A:    Risk Factors
For a complete list of Risk Factors, refer to Part I, Item 1A: Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the Securities and Exchange Commission on February 28, 2022.

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable.

(b)Not applicable.

(c)Issuer Repurchase of Equity Securities.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				In thousands
January 1, 2022 through January 31, 2022	279,968	$60.60	279,968	$75,000
February 1, 2022 through February 28, 2022	—	—	—	—
March 1, 2022 through March 31, 2022	—	—	—	—
Total	279,968		279,968

(1)Effective November 1, 2021, Itron's Board of Directors authorized a new share repurchase program of up to $100 million of Itron's common stock over an 18-month period. Repurchases are made in the open market or in privately negotiated transactions and in accordance with applicable securities laws.
(2)Excludes commissions.

Item 5:    Other Information

(a)No information was required to be disclosed in a report on Form 8-K during the first quarter of 2022 that was not reported.

(b)Not applicable.

Item 6:    Exhibits

Exhibit Number	Description of Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Itron, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITRON, INC.

May 2, 2022	By:	/s/ JOAN S. HOOPER
Date		Joan S. Hooper
Senior Vice President and Chief Financial Officer