Form 10-Q
period 2022-09-30
ITRON, INC.
filed 2022-11-03
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2022, there were outstanding 45,177,993 shares of the registrant's common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1:    Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2022	2021	2022	2021
Revenues
Product revenues	$347,791	$410,947	$1,107,499	$1,265,470
Service revenues	73,069	76,002	220,574	230,465
Total revenues	420,860	486,949	1,328,073	1,495,935
Cost of revenues
Product cost of revenues	258,541	306,168	818,639	908,923
Service cost of revenues	42,257	45,818	128,043	135,130
Total cost of revenues	300,798	351,986	946,682	1,044,053
Gross profit	120,062	134,963	381,391	451,882

Operating expenses
Sales, general and administrative	63,446	71,838	212,724	221,974
Research and development	43,820	46,889	138,471	147,379
Amortization of intangible assets	6,413	8,944	19,451	26,914
Restructuring	(1,272)	958	(11,097)	(830)
Loss on sale of business	767	2,171	3,182	28,274
Goodwill impairment	—	—	38,480	—
Total operating expenses	113,174	130,800	401,211	423,711

Operating income (loss)	6,888	4,163	(19,820)	28,171
Other income (expense)
Interest income	801	352	1,367	1,326
Interest expense	(1,679)	(2,628)	(4,931)	(27,107)
Other income (expense), net	(1,065)	(1,761)	(3,140)	(16,684)
Total other income (expense)	(1,943)	(4,037)	(6,704)	(42,465)

Income (loss) before income taxes	4,945	126	(26,524)	(14,294)
Income tax provision	(473)	(1,136)	(4,973)	(5,581)
Net income (loss)	4,472	(1,010)	(31,497)	(19,875)
Net income attributable to noncontrolling interests	355	859	447	2,514
Net income (loss) attributable to Itron, Inc.	$4,117	$(1,869)	$(31,944)	$(22,389)

Net income (loss) per common share - Basic	$0.09	$(0.04)	$(0.71)	$(0.51)
Net income (loss) per common share - Diluted	$0.09	$(0.04)	$(0.71)	$(0.51)

Weighted average common shares outstanding - Basic	45,139	45,240	45,075	43,983
Weighted average common shares outstanding - Diluted	45,330	45,240	45,075	43,983
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2022	2021	2022	2021
Net income (loss)	$4,472	$(1,010)	$(31,497)	$(19,875)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(28,197)	(7,764)	(55,716)	(17,118)
Foreign currency translation adjustment reclassified to net income (loss) for sale or disposal of business	1,885	—	57,321	—
Net unrealized gain on derivative instruments, designated as cash flow hedges	—	510	—	1,818
Pension benefit obligation adjustment	196	687	4,672	2,087
Total other comprehensive income (loss), net of tax	(26,116)	(6,567)	6,277	(13,213)

Total comprehensive income (loss), net of tax	(21,644)	(7,577)	(25,220)	(33,088)

Comprehensive income attributable to noncontrolling interests, net of tax	355	859	447	2,514
Comprehensive income (loss) attributable to Itron, Inc.	$(21,999)	$(8,436)	$(25,667)	$(35,602)
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

In thousands	September 30, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$215,413	$162,579
Accounts receivable, net	266,669	298,459
Inventories	203,612	165,799
Other current assets	122,948	123,092
Total current assets	808,642	749,929

Property, plant, and equipment, net	138,768	163,184
Deferred tax assets, net	188,728	181,472
Other long-term assets	44,433	42,178
Operating lease right-of-use assets, net	54,814	65,523
Intangible assets, net	70,346	92,529
Goodwill	1,011,051	1,098,975
Total assets	$2,316,782	$2,393,790

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$235,812	$193,129
Other current liabilities	46,555	81,253
Wages and benefits payable	77,613	113,532
Taxes payable	13,663	12,208
Current portion of warranty	17,943	18,406
Unearned revenue	110,531	82,816
Total current liabilities	502,117	501,344

Long-term debt, net	451,947	450,228
Long-term warranty	7,515	13,616
Pension benefit obligation	71,111	87,863
Deferred tax liabilities, net	1,723	2,000
Operating lease liabilities	47,147	57,314
Other long-term obligations	118,049	138,666
Total liabilities	1,199,609	1,251,031

Equity
Preferred stock, no par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75,000 shares authorized, 45,154 and 45,152 shares issued and outstanding	1,783,193	1,779,775
Accumulated other comprehensive loss, net	(141,821)	(148,098)
Accumulated deficit	(547,544)	(515,600)
Total Itron, Inc. shareholders' equity	1,093,828	1,116,077
Noncontrolling interests	23,345	26,682
Total equity	1,117,173	1,142,759
Total liabilities and equity	$2,316,782	$2,393,790
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2022	45,152	$1,779,775	$(148,098)	$(515,600)	$1,116,077	$26,682	$1,142,759
Net income (loss)				906	906	(10)	896
Other comprehensive income (loss), net of tax			52,815		52,815		52,815
Net stock issued and repurchased	165	784			784		784
Stock-based compensation expense		6,127			6,127		6,127
Stock repurchased program	(280)	(16,629)			(16,629)		(16,629)
Balances at March 31, 2022	45,037	1,770,057	(95,283)	(514,694)	1,160,080	26,672	1,186,752
Net income (loss)				(36,967)	(36,967)	102	(36,865)
Other comprehensive income (loss), net of tax			(20,422)		(20,422)		(20,422)
Distributions to noncontrolling interests						(3,784)	(3,784)
Net stock issued and repurchased	33	1,014			1,014		1,014
Stock-based compensation expense		6,405			6,405		6,405
Balances at June 30, 2022	45,070	1,777,476	(115,705)	(551,661)	1,110,110	22,990	1,133,100
Net income				4,117	4,117	355	4,472
Other comprehensive income (loss), net of tax			(26,116)		(26,116)		(26,116)
Net stock issued and repurchased	84	833			833		833
Stock-based compensation expense		4,884			4,884		4,884
Balances at September 30, 2022	45,154	$1,783,193	$(141,821)	$(547,544)	$1,093,828	$23,345	$1,117,173

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2021	40,444	$1,389,419	$(138,526)	$(434,345)	$816,548	$23,725	$840,273
Net income				12,603	12,603	977	13,580
Other comprehensive income (loss), net of tax			(11,783)		(11,783)		(11,783)
Net stock issued and repurchased	206	2,009			2,009		2,009
Stock-based compensation expense		6,270			6,270		6,270
Stock issued related to equity offering	4,472	389,419			389,419		389,419
Proceeds from sale of warrants		45,349			45,349		45,349
Purchases of convertible note hedge contracts, net of tax		(63,576)			(63,576)		(63,576)
Registration fee		(373)			(373)		(373)
Balances at March 31, 2021	45,122	1,768,517	(150,309)	(421,742)	1,196,466	24,702	1,221,168
Net income (loss)				(33,123)	(33,123)	678	(32,445)
Other comprehensive income (loss), net of tax			5,137		5,137		5,137
Net stock issued and repurchased	28	458			458		458
Stock-based compensation expense		6,316			6,316		6,316
Registration fee		24			24		24
Balances at June 30, 2021	45,150	1,775,315	(145,172)	(454,865)	1,175,278	25,380	1,200,658
Net income (loss)				(1,869)	(1,869)	859	(1,010)
Other comprehensive income (loss), net of tax			(6,567)		(6,567)		(6,567)
Net stock issued and repurchased	110	1,080			1,080		1,080
Stock-based compensation expense		5,665			5,665		5,665
Balances at September 30, 2021	45,260	$1,782,060	$(151,739)	$(456,734)	$1,173,587	$26,239	$1,199,826
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
In thousands	2022	2021
Operating activities
Net loss	$(31,497)	$(19,875)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	50,612	64,252
Non-cash operating lease expense	12,250	12,962
Stock-based compensation	17,416	18,251
Amortization of prepaid debt fees	2,610	17,383
Deferred taxes, net	(6,428)	(5,170)
Loss on sale of business	3,182	28,274
Loss on extinguishment of debt, net	—	10,000
Goodwill impairment	38,480	—
Restructuring, non-cash	(879)	951
Other adjustments, net	2,148	3,720
Changes in operating assets and liabilities, net of acquisition and sale of business:
Accounts receivable	12,270	40,624
Inventories	(48,377)	2,150
Other current assets	(15,907)	26,072
Other long-term assets	(7,897)	5,058
Accounts payable, other current liabilities, and taxes payable	42,550	(27,124)
Wages and benefits payable	(30,877)	14,110
Unearned revenue	32,151	(13,158)
Warranty	(5,031)	(5,969)
Other operating, net	(29,246)	(31,364)
Net cash provided by operating activities	37,530	141,147

Investing activities
Net proceeds related to the sale of business	55,933	3,142
Acquisitions of property, plant, and equipment	(14,886)	(27,781)
Business acquisitions, net of cash and cash equivalents acquired	23	—
Other investing, net	2,424	2,820
Net cash provided by (used in) investing activities	43,494	(21,819)

Financing activities
Proceeds from borrowings	—	460,000
Payments on debt	—	(946,094)
Issuance of common stock	2,631	4,351
Proceeds from common stock offering	—	389,419
Proceeds from sale of warrants	—	45,349
Purchases of convertible note hedge contracts	—	(84,139)
Repurchase of common stock	(16,972)	—
Prepaid debt fees	(697)	(12,021)
Other financing, net	(4,358)	6,327
Net cash used in financing activities	(19,396)	(136,808)

Effect of foreign exchange rate changes on cash and cash equivalents	(8,794)	(762)
Increase (decrease) in cash and cash equivalents	52,834	(18,242)
Cash and cash equivalents at beginning of period	162,579	206,933
Cash and cash equivalents at end of period	$215,413	$188,691

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$9,954	$5,989
Interest	1,409	8,655
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms "we", "us", "our", "Itron", and the "Company" refer to Itron, Inc. and its subsidiaries.

Note 1:    Summary of Significant Accounting Policies

Financial Statement Preparation
The consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021, Consolidated Statements of Equity for the three months ended September 30, 2022 and 2021, June 30, 2022 and 2021, and March 31, 2022 and 2021, the Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, and the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the full year or for any other period.

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

While we have limited direct business exposure in Russia, Belarus and Ukraine, the Russian military actions and the resulting sanctions could adversely affect the global economy, as well as further disrupt the supply chain. A major disruption in the global economy and supply chain could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. The extent and duration of the military action, sanctions, and resulting market and/or supply disruptions are impossible to predict, but could be substantial. During the third quarter of 2022, we substantially liquidated our legal entity in Russia, recognizing a loss of $1.9 million for the reclassification of the currency translation adjustment from accumulated other comprehensive income (AOCI). The loss was classified within sales, general and administrative expense within the Consolidated Statements of Operations.

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

Note 2:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2022	2021	2022	2021
Net income (loss) available to common shareholders	$4,117	$(1,869)	$(31,944)	$(22,389)

Weighted average common shares outstanding - Basic	45,139	45,240	45,075	43,983
Dilutive effect of stock-based awards	191	—	—	—
Dilutive effect of convertible notes	—	—	—	—
Weighted average common shares outstanding - Diluted	45,330	45,240	45,075	43,983
Net income (loss) per common share - Basic	$0.09	$(0.04)	$(0.71)	$(0.51)
Net income (loss) per common share - Diluted	$0.09	$(0.04)	$(0.71)	$(0.51)

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase our common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise and the future compensation cost associated with the stock award. Approximately 0.4 million and 0.7 million stock-based awards were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2022 because they were anti-dilutive. Approximately 0.4 million and 0.5 million stock-based awards were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2021 because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Convertible Notes and Warrants
For our Convertible Notes issued in March 2021, the dilutive effect is calculated using the if-converted method. We are required, pursuant to the indenture governing our Convertible Notes, to settle the principal amount of the Convertible Notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the Convertible Notes were converted. The average closing prices of our common stock for the quarter ended September 30, 2022 were used as the basis for determining the dilutive effect on EPS. The quarterly average closing prices for our common stock did not exceed the conversion price of $126.00, and therefore all associated shares were anti-dilutive.

In conjunction with the issuance of the Convertible Notes, we sold warrants to purchase 3.7 million shares of Itron common stock. The warrants have a strike price of $180.00 per share. For calculating the dilutive effect of the warrants, we use the treasury stock method. With this method, we assume exercise of the warrants at the beginning of the period, or at time of issuance if later, and the issuance of common stock upon exercise. Proceeds from the exercise of the warrants are assumed to be used to repurchase shares of our stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be exercised with the warrants less the number of shares repurchased, are included in diluted weighted average common shares outstanding. For periods where the warrants strike price of $180.00 per share is greater than the average share price of Itron stock for the period, the warrants would be anti-dilutive. For the three and nine months ended September 30, 2022, the quarterly average closing prices of our common stock did not exceed the warrant strike price and therefore 3.7 million shares were considered anti-dilutive.

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

Note 3:    Certain Balance Sheet Components

A summary of accounts receivable from contracts with customers is as follows:

Accounts receivable, net
In thousands	September 30, 2022	December 31, 2021
Trade receivables (net of allowance of $4,506 and $5,730)	$231,998	$261,124
Unbilled receivables	34,671	37,335
Total accounts receivable, net	$266,669	$298,459

Allowance for credit losses account activity	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2022	2021	2022	2021
Beginning balance	$5,630	$1,107	$5,730	$1,312
Provision for (release of) doubtful accounts, net	(1,062)	2,164	(544)	2,122
Accounts recovered (written-off), net	(214)	(440)	(458)	(582)
Effect of change in exchange rates	152	(33)	(222)	(54)
Ending balance	$4,506	$2,798	$4,506	$2,798

Inventories
In thousands	September 30, 2022	December 31, 2021
Raw materials	$160,000	$122,434
Work in process	8,359	7,856
Finished goods	35,253	35,509
Total inventories	$203,612	$165,799

Property, plant, and equipment, net
In thousands	September 30, 2022	December 31, 2021
Machinery and equipment	$296,488	$314,502
Computers and software	115,822	111,540
Buildings, furniture, and improvements	125,911	131,764
Land	8,221	8,952
Construction in progress, including purchased equipment	20,212	39,527
Total cost	566,654	606,285
Accumulated depreciation	(427,886)	(443,101)
Property, plant, and equipment, net	$138,768	$163,184

Depreciation expense	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2022	2021	2022	2021
Depreciation expense	$10,948	$12,389	$31,161	$37,338

Note 4:    Intangible Assets and Liabilities

The gross carrying amount and accumulated amortization (accretion) of our intangible assets and liabilities, other than goodwill, were as follows:

	September 30, 2022			December 31, 2021
In thousands	Gross	Accumulated (Amortization) Accretion	Net	Gross	Accumulated (Amortization) Accretion	Net
Intangible Assets
Core-developed technology	$491,898	$(484,225)	$7,673	$505,429	$(491,047)	$14,382
Customer contracts and relationships	307,838	(247,555)	60,283	336,421	(261,043)	75,378
Trademarks and trade names	69,562	(67,416)	2,146	74,551	(72,133)	2,418
Other	12,011	(11,767)	244	12,021	(11,670)	351
Total intangible assets	$881,309	$(810,963)	$70,346	$928,422	$(835,893)	$92,529

Intangible Liabilities
Customer contracts and relationships	$(23,900)	$23,785	$(115)	$(23,900)	$23,441	$(459)

A summary of intangible assets and liabilities activity is as follows:

	Nine Months Ended September 30,
In thousands	2022	2021
Intangible assets, gross beginning balance	$928,422	$1,000,037
Effect of change in exchange rates	(47,113)	(21,109)
Intangible assets, gross ending balance	$881,309	$978,928

Intangible liabilities, gross beginning balance	$(23,900)	$(23,900)
Effect of change in exchange rates	—	—
Intangible liabilities, gross ending balance	$(23,900)	$(23,900)

Assumed intangible liabilities reflect the present value of the projected cash outflows for an existing contract where remaining costs are expected to exceed projected revenues.

Estimated future annual amortization (accretion) is as follows:

Year Ending December 31,	Amortization	Accretion	Estimated Annual Amortization, net
In thousands
2022 (amount remaining at September 30, 2022)	$6,457	$(115)	$6,342
2023	18,616	—	18,616
2024	14,748	—	14,748
2025	14,080	—	14,080
2026	10,160	—	10,160
Thereafter	6,285	—	6,285
Total intangible assets subject to amortization (accretion)	$70,346	$(115)	$70,231

Note 5:    Goodwill

The following table reflects changes in the carrying amount of goodwill for the nine months ended September 30, 2022:

In thousands	Device Solutions	Networked Solutions	Outcomes	Total Company
Goodwill balance at January 1, 2022	$39,377	$918,005	$141,593	$1,098,975
Adjustment to goodwill acquired	—	(23)	—	(23)
Goodwill impairment	(38,480)	—	—	(38,480)
Effect of change in exchange rates	(897)	(42,105)	(6,419)	(49,421)
Goodwill balance at September 30, 2022	$—	$875,877	$135,174	$1,011,051

On October 12, 2021, we acquired SELC Group Limited (SELC), from Sensus Metering Systems (LUXCO3) S.ár.l. During the nine months ended September 30, 2022, an adjustment was recorded to the goodwill acquired.

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

Note 6:    Debt

The components of our borrowings were as follows:

In thousands	September 30, 2022	December 31, 2021
Credit facility
Multicurrency revolving line of credit	$—	$—
Convertible notes	460,000	460,000
Total debt	460,000	460,000
Less: unamortized prepaid debt fees - convertible notes	8,053	9,772
Long-term debt, net	$451,947	$450,228

Credit Facility
Our current credit facility, initially entered on January 5, 2018 (as amended, the 2018 credit facility), provided for committed credit facilities in the amount of $1.2 billion U.S. dollars. This facility originally consisted of a $650 million U.S. dollar term loan (the term loan) and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million standby letter of credit sub-facility and a $50 million swingline sub-facility. The term loan was fully repaid in August 2021.

The 2018 credit facility was amended on October 18, 2019, and this amendment extended the maturity date to October 18, 2024. The amendment also modified the required interest payments and with covenants based on total net leverage instead of total leverage. On October 19, 2020, we entered into a second amendment to obtain temporary covenant relief while also adding an additional level of pricing to the pricing grid, which is effective throughout the remaining term of the debt. On March 8, 2021, we entered into a third amendment to the 2018 credit facility, which modified provisions to permit cash settlement upon the conversion of the Convertible Notes, the Convertible Note Hedge Transactions and Warrant Transactions and also to adjust certain settlement provisions for convertible indebtedness. Refer to Note 7: Derivative Financial Instruments for further details of the Convertible Note Hedge Transactions and Warrant Transactions.

On February 25, 2022, we entered into a fourth amendment to the 2018 credit facility, which modifies to allow for the addback of non-cash expenses related to restructuring charges incurred during the quarter ended December 31, 2021 and also adjusts the maximum total net leverage ratio thresholds for the period beginning with the first quarter of 2022 through the fourth quarter of 2022 to allow for increased operational flexibility. The maximum leverage ratio is increased to 4.75:1 for the first through third quarters of 2022 and 4.50:1 for the fourth quarter of 2022.

The 2018 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2018 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries. This includes a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2018 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2018 credit facility includes debt covenants, which contain certain financial thresholds and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the 2018 credit facility at September 30, 2022.

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

At September 30, 2022, there were no outstanding loan balances under the Credit Facility, and $55.9 million was utilized by outstanding standby letters of credit, resulting in $444.1 million available for additional borrowings or standby letters of credit within the revolver. At September 30, 2022, $244.1 million was available for additional standby letters of credit under the letter of credit sub-facility, and no amounts were outstanding under the swingline sub-facility.

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

Debt Maturities
The amount of required minimum principal payments on our long-term debt in aggregate over the next five years is as follows:

Year Ending December 31,	Minimum Payments
In thousands
2022 (amount remaining at September 30, 2022)	$—
2023	—
2024	—
2025	—
2026	460,000
Thereafter	—
Total minimum payments on debt	$460,000

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
The fair values of our derivative instruments were as follows:

		Fair Value
Derivatives Assets	Balance Sheet Location	September 30, 2022	December 31, 2021
Derivatives not designated as hedging instruments under ASC 815-20		In thousands
Foreign exchange forward contracts	Other current assets	$570	$37
Total asset derivatives		$570	$37

Derivatives Liabilities
Derivatives not designated as hedging instruments under ASC 815-20
Foreign exchange forward contracts	Other current liabilities	$862	$135
Total liability derivatives		$862	$135

The changes in accumulated other comprehensive income (loss) (AOCI), net of tax, for our derivative and nonderivative hedging instruments designated as hedging instruments, net of tax, were as follows:

In thousands	2022	2021
Net unrealized gain (loss) on hedging instruments at January 1,	$14,590	$(16,001)
Unrealized gain (loss) on derivative instruments	—	1,085
Realized (gains) losses reclassified into net income (loss)	—	733
Net unrealized gain (loss) on hedging instruments at September 30,	$14,590	$(14,183)

Reclassification of amounts related to hedging instruments are included in interest expense in the Consolidated Statements of Operations. Included in the net unrealized gain (loss) on hedging instruments at September 30, 2022 and 2021 is a loss of $14.4 million, net of tax, related to our nonderivative net investment hedge, which terminated in 2011. This loss on our net investment hedge will remain in AOCI until earnings are impacted by a sale or liquidation of the associated foreign operation.

A summary of the effect of netting arrangements on our financial position related to the offsetting of our recognized derivative assets and liabilities under master netting arrangements or similar agreements is as follows:

Offsetting of Derivative Assets	Gross Amounts of Recognized Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
In thousands		Derivative Financial Instruments	Cash Collateral Received	Net Amount
September 30, 2022	$570	$(567)	$—	$3
December 31, 2021	37	(37)	—	—

Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
In thousands		Derivative Financial Instruments	Cash Collateral Pledged	Net Amount
September 30, 2022	$862	$(567)	$—	$295
December 31, 2021	135	(37)	—	98

Our derivative assets and liabilities subject to netting arrangements include foreign exchange forward and interest rate contracts with three counterparties at September 30, 2022 and three counterparties at December 31, 2021. No derivative asset or liability balance with any of our counterparties was individually significant at September 30, 2022 or December 31, 2021. Our derivative contracts with each of these counterparties exist under agreements that provide for the net settlement of all contracts through a single payment in a single currency in the event of default. We have no pledges of cash collateral against our obligations, and we have not received pledges of cash collateral from our counterparties under the associated derivative contracts.

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

The before-tax effects of our accounting for derivative instruments designated as hedges on AOCI were as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative		Gain (Loss) Reclassified from AOCI into Income
			Location	Amount
In thousands	2022	2021		2022	2021
Three Months Ended September 30,
Foreign exchange options	$—	$478	Product cost of revenues	$—	$(32)

Nine Months Ended September 30,
Interest rate swap contract	$—	$73	Interest expense	$—	$(229)
Interest rate swap contract	—	—	Other income (expense), net	—	(1,681)
Foreign exchange options	—	367	Product cost of revenues	—	(40)
Cross currency swap contract	—	669	Interest expense	—	94
Cross currency swap contract	—	—	Other income (expense), net	—	656

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of September 30, 2022, a total of 32 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar and various other currencies, with notional amounts ranging from $135,000 to $57.8 million.

The effect of our derivative instruments not designated as hedges on the Consolidated Statements of Operations was as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Location	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
In thousands		2022	2021
Three Months Ended September 30,
Foreign exchange forward contracts	Other income (expense), net	$1,338	$673

Nine Months Ended September 30,
Foreign exchange forward contracts	Other income (expense), net	$1,299	$210

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

Note 8:    Defined Benefit Pension Plans

We sponsor both funded and unfunded defined benefit pension plans offering death and disability, retirement, and special termination benefits for certain of our international employees, primarily in Germany, France, Indonesia, India, and Italy. The defined benefit obligation is calculated annually by using the projected unit credit method. The measurement date for the pension plans is December 31, 2021.

Amounts recognized on the Consolidated Balance Sheets consist of:

In thousands	September 30, 2022	December 31, 2021
Liabilities
Current portion of pension benefit obligation in wages and benefits payable	$2,915	$3,088
Pension benefit obligation held for sale within other current liabilities	—	11,513
Long-term portion of pension benefit obligation	71,111	87,863
Pension benefit obligation, net	$74,026	$102,464

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

Net periodic pension benefit cost for our plans includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2022	2021	2022	2021
Service cost	$739	$1,125	$2,241	$3,376
Interest cost	403	345	1,269	1,046
Expected return on plan assets	(75)	(87)	(238)	(264)
Amortization of prior service costs	17	17	53	51
Amortization of actuarial net loss	187	681	618	2,070
Net periodic benefit cost	$1,271	$2,081	$3,943	$6,279

The components of net periodic benefit cost, other than the service cost component, are included in total other income (expense) on the Consolidated Statements of Operations.

Note 9:    Stock-Based Compensation

We grant stock-based compensation awards, including restricted stock units, phantom stock, and unrestricted stock units, under the Second Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan). Prior to December 31, 2020, stock options were also granted as part of the stock-based compensation awards. In the Stock Incentive Plan, we have 12,623,538 shares of common stock reserved and authorized for issuance subject to stock splits, dividends, and other similar events. At September 30, 2022, 4,626,437 shares were available for grant. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied. These shares are subject to a fungible share provision such that the authorized share available for grant is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

We also award phantom stock units, which are settled in cash upon vesting and accounted for as liability-based awards, with no impact to the shares available for grant.

In addition, we maintain the Employee Stock Purchase Plan (ESPP), for which 91,074 shares of common stock were available for future issuance at September 30, 2022.

ESPP activity and stock-based grants other than stock options and restricted stock units were not significant for the three and nine months ended September 30, 2022 and 2021.

Stock-Based Compensation Expense
Total stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2022	2021	2022	2021
Stock options	$236	$344	$798	$1,055
Restricted stock units	4,430	5,104	15,883	16,546
Unrestricted stock awards	218	217	735	650
Phantom stock units	(176)	519	596	2,861
Total stock-based compensation	$4,708	$6,184	$18,012	$21,112

Related tax benefit	$1,195	$1,159	$4,264	$3,840

Stock Options
A summary of our stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	(In thousands)		(Years)	(In thousands)
Outstanding, January 1, 2021	433	$61.95	6.9	$14,697
Granted	—	—			$—
Exercised	(34)	67.21		1,215
Forfeited	(6)	83.33
Outstanding, September 30, 2021	393	$61.18	6.1	$6,496

Outstanding, January 1, 2022	393	$61.18	5.9	$4,737
Granted	—	—			$—
Exercised	—	—		—
Forfeited	(2)	87.27
Canceled	(8)	78.76
Outstanding, September 30, 2022	383	$60.69	5.1	$729

Exercisable, September 30, 2022	361	$59.26	5.0	$729

At September 30, 2022, total unrecognized stock-based compensation expense related to nonvested stock options was $0.2 million, which is expected to be recognized over a weighted average period of approximately 0.7 years.

Restricted Stock Units
The following table summarizes restricted stock unit activity:

In thousands, except fair value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, January 1, 2021	544
Granted	212	$97.96
Released (1)	(288)		$28,494
Forfeited	(46)
Outstanding, September 30, 2021	422

Outstanding, January 1, 2022	430	$85.77
Granted	371	53.32
Released (1)	(220)	79.96	$11,441
Forfeited	(62)	71.77
Outstanding, September 30, 2022	519	66.83

Vested but not released, September 30, 2022	11		$481
(1)     Shares released is presented as gross shares and does not reflect shares withheld by us for employee payroll tax obligations.

At September 30, 2022, total unrecognized compensation expense on restricted stock units was $26.4 million, which is expected to be recognized over a weighted average period of approximately 1.7 years.

The weighted average assumptions used to estimate the fair value of performance-based restricted stock units granted with a service and market condition and the resulting weighted average fair value are as follows:

	Nine Months Ended September 30,
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

Our tax rate for the three and nine months ended September 30, 2022 of 10% and (19)%, respectively, differed from the federal statutory rate of 21% due to the impact of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, U.S. taxation of foreign earnings including GILTI (Global Intangible Low Taxed Income), Subpart F and ECI (Effectively Connected Income), discrete tax expense related to the Dresser divestiture, a discrete tax benefit due to goodwill impairment, an expense related to stock-based compensation, tax credits, and uncertain tax positions.

Our tax rate for the three and nine months ended September 30, 2021 of 902% and (39)%, respectively, differed from the federal statutory rate of 21% primarily due to reserves recognized on deferred sales price receivables in the second quarter related to the 2020 divestiture of the majority of our Latin American business activities. This item was recognized for tax as a discrete and resulted in no tax benefit. Other rate drivers include losses in jurisdictions for which no benefit is recognized because of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, a benefit related to stock-based compensation, and uncertain tax positions.

Beginning January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years, dependent upon the geography in which the expenditures are incurred. Although Congress is considering legislation that would defer the capitalization and amortization requirement, there is no assurance that the provision will be repealed or otherwise modified. As a result of research and development conducted outside of the U.S., the amount of expected inclusion of foreign earnings in our U.S. taxable income is largely driven by research and development cost capitalization, and may decrease significantly should these rules be deferred or revoked effective for 2022. The income tax provision has been prepared according to currently enacted tax legislation, but a change in tax law with regards to capitalization of research and development expenditures would have a material beneficial impact on our annual effective tax rate.

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense amounts recognized were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2022	2021	2022	2021
Net interest and penalties expense	$373	$195	$989	$153

Accrued interest and penalties recognized were as follows:

In thousands	September 30, 2022	December 31, 2021
Accrued interest	$3,637	$2,964
Accrued penalties	613	747

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate were as follows:

In thousands	September 30, 2022	December 31, 2021
Unrecognized tax benefits related to uncertain tax positions	$136,559	$139,529
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	136,552	139,503

At September 30, 2022, we are under examination by certain tax authorities. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or cash flows.

Based upon the timing and outcome of examinations, litigation, the impact of legislative, regulatory, and judicial developments, and the impact of these items on the statute of limitations, it is reasonably possible that the related unrecognized tax benefits could change from those recognized within the next 12 months. However, at this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.

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

Our available lines of credit, outstanding standby LOCs, and bonds were as follows:

In thousands	September 30, 2022	December 31, 2021
Credit facility
Multicurrency revolving line of credit	$500,000	$500,000
Standby LOCs issued and outstanding	(55,937)	(64,374)
Net available for additional borrowings under the multicurrency revolving line of credit	$444,063	$435,626

Net available for additional standby LOCs under sub-facility	$244,063	$235,626

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$71,594	$94,845
Standby LOCs issued and outstanding	(18,365)	(19,957)
Short-term borrowings	—	—
Net available for additional borrowings and LOCs	$53,229	$74,888

Unsecured surety bonds in force	$281,343	$281,270

In the event any such standby LOC or bond is called, we would be obligated to reimburse the issuer of the standby LOC or bond; however, as of November 3, 2022, we do not believe any outstanding standby LOCs or bonds will be called.

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

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2022	2021	2022	2021
Beginning balance	$28,709	$36,210	$32,022	$41,390
New product warranties	1,166	1,925	3,600	3,611
Other adjustments and expirations, net	(1,092)	(975)	(1,157)	631
Claims activity	(2,299)	(2,156)	(7,071)	(10,040)
Effect of change in exchange rates	(1,026)	(317)	(1,936)	(905)
Ending balance	25,458	34,687	25,458	34,687
Less: current portion of warranty	17,943	18,089	17,943	18,089
Long-term warranty	$7,515	$16,598	$7,515	$16,598

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to insurance and supplier recoveries, other changes and adjustments to warranties, and customer claims. Warranty expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2022	2021	2022	2021
Total warranty expense	$74	$950	$2,443	$4,242

Note 12:    Restructuring

2021 Projects
On October 29, 2021, our Board of Directors approved a restructuring plan (the 2021 Projects) which, in conjunction with the announcement of the sale of certain of our Gas device manufacturing operations (refer to Note 17: Sale of Business), includes activities to drive reductions in certain locations and functional support areas. These projects are to be substantially complete by the end of 2024. Certain of Itron's employees are represented by unions or works councils, which requires consultation, and potential restructuring projects may be subject to regulatory approval, both of which could impact the timing of planned savings in certain jurisdictions.

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2021 Projects were as follows:

In thousands	Total Expected Costs at September 30, 2022	Costs Recognized in Prior Periods	Adjustments Recognized During the Nine Months Ended September 30, 2022	Expected Remaining Costs to be Recognized at September 30, 2022
Employee severance costs	$40,709	$49,013	$(8,304)	$—
Asset impairments & net loss (gain) on sale or disposal	8,371	9,246	(875)	—
Other restructuring costs	5,468	2,452	516	2,500
Total	$54,548	$60,711	$(8,663)	$2,500

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

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2020 Projects were as follows:

In thousands	Total Expected Costs at September 30, 2022	Costs Recognized in Prior Periods	Adjustments Recognized During the Nine Months Ended September 30, 2022	Expected Remaining Costs to be Recognized at September 30, 2022
Employee severance costs	$21,534	$24,532	$(2,998)	$—
Asset impairments & net loss (gain) on sale or disposal	6,438	6,442	(4)	—
Other restructuring costs	7,480	6,170	568	742
Total	$35,452	$37,144	$(2,434)	$742

The following table summarizes the activity within the restructuring-related balance sheet accounts for the 2021 Projects and 2020 Projects during the nine months ended September 30, 2022:

In thousands	Accrued Employee Severance	Asset Impairments & Net Loss (Gain) on Sale or Disposal	Other Accrued Costs	Total
Beginning balance, January 1, 2022	$79,876	$—	$5,130	$85,006
Costs charged to expense	(11,302)	(879)	1,084	(11,097)
Cash payments	(14,937)	(116)	(2,599)	(17,652)
Cash receipts	—	1,783	—	1,783
Net assets disposed and impaired	—	(788)	—	(788)
Effect of change in exchange rates	(8,441)	—	(276)	(8,717)
Ending balance, September 30, 2022	$45,196	$—	$3,339	$48,535

During the nine months ended September 30, 2022, $11.3 million in accrued employee severance has been released due to employee attrition and other employee agreements.

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

The current portions of restructuring liabilities were $15.3 million and $29.7 million as of September 30, 2022 and December 31, 2021 and are classified within other current liabilities on the Consolidated Balance Sheets. The long-term portions of restructuring liabilities were $33.2 million and $55.3 million as of September 30, 2022 and December 31, 2021. The long-term portions of restructuring liabilities are classified within other long-term obligations on the Consolidated Balance Sheets and include severance accruals and facility exit costs.

Note 13:    Shareholders' Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock would be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at September 30, 2022 or December 31, 2021.

Stock Repurchase Authorization
Effective November 1, 2021, Itron's Board of Directors authorized a share repurchase up to $100 million of our common stock over an 18-month period (the 2021 Stock Repurchase Program). Repurchases are made in the open market or in privately negotiated transactions, and in accordance with applicable securities laws. During the first quarter of 2022, we repurchased 279,968 shares of our common stock under the 2021 Stock Repurchase Program. The average price paid per share was $60.60 (excluding commissions) for total of $17.0 million. No shares were repurchased during the second and third quarters of 2022. Following the announcement of the program and through September 30, 2022, we repurchased 405,282 shares at an average share price of $61.67 (excluding commissions) for a total of $25.0 million.

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

Accumulated Other Comprehensive Income (Loss)
The changes in the components of AOCI, net of tax, were as follows:

In thousands	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Benefit Obligation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2021	$(84,843)	$(1,621)	$(14,380)	$(37,682)	$(138,526)
OCI before reclassifications	(17,118)	1,085	—	—	(16,033)
Amounts reclassified from AOCI	—	733	—	2,087	2,820
Total other comprehensive income (loss)	(17,118)	1,818	—	2,087	(13,213)
Balances at September 30, 2021	$(101,961)	$197	$(14,380)	$(35,595)	$(151,739)

Balances at January 1, 2022	$(111,766)	$(210)	$(14,380)	$(21,742)	$(148,098)
OCI before reclassifications	(55,716)	—	—	4,183	(51,533)
Amounts reclassified from AOCI	57,321	—	—	489	57,810
Total other comprehensive income (loss)	1,605	—	—	4,672	6,277
Balances at September 30, 2022	$(110,161)	$(210)	$(14,380)	$(17,070)	$(141,821)

The before-tax, income tax (provision) benefit, and net-of-tax amounts related to each component of OCI were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2022	2021	2022	2021
Before-tax amount
Foreign currency translation adjustment	$(28,380)	$(7,827)	$(55,917)	$(16,941)
Foreign currency translation adjustment reclassified to net income (loss) for sale or disposal of business	1,885	—	57,321	—
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	—	478	—	1,103
Net hedging (gain) loss reclassified to net income (loss)	—	32	—	1,200
Net unrealized gain (loss) on defined benefit plans	—	—	4,205	—
Net defined benefit plan (gain) loss reclassified to net income (loss)	204	698	492	2,121
Total other comprehensive income (loss), before tax	$(26,291)	$(6,619)	$6,101	$(12,517)

Tax (provision) benefit
Foreign currency translation adjustment	$183	$63	$201	$(177)
Foreign currency translation adjustment reclassified to net income (loss) for sale or disposal of business	—	—	—	—
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	—	—	—	(18)
Net hedging (gain) loss reclassified to net income (loss)	—	—	—	(467)
Net unrealized gain (loss) on defined benefit plans	(6)	—	(22)	—
Net defined benefit plan (gain) loss reclassified to net income (loss)	(2)	(11)	(3)	(34)
Total other comprehensive income (loss) tax (provision) benefit	$175	$52	$176	$(696)

Net-of-tax amount
Foreign currency translation adjustment	$(28,197)	$(7,764)	$(55,716)	$(17,118)
Foreign currency translation adjustment reclassified to net income (loss) for sale or disposal of business	1,885	—	57,321	—
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	—	478	—	1,085
Net hedging (gain) loss reclassified to net income (loss)	—	32	—	733
Net unrealized gain (loss) on defined benefit plans	(6)	—	4,183	—
Net defined benefit plan (gain) loss reclassified to net income (loss)	202	687	489	2,087
Total other comprehensive income (loss), net of tax	$(26,116)	$(6,567)	$6,277	$(13,213)

Note 14:    Fair Value of Financial Instruments

The fair values at September 30, 2022 and December 31, 2021 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	September 30, 2022		December 31, 2021
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit facility
Multicurrency revolving line of credit	$—	$—	$—	$—
Convertible notes	451,947	363,363	450,228	422,749

The following methods and assumptions were used in estimating fair values:

Cash and cash equivalents: Due to the liquid nature of these instruments, the carrying amount approximates fair value (Level 1).

Credit Facility - multicurrency revolving line of credit: The revolver is not traded publicly. The fair values, which are determined based upon a hypothetical market participant, are calculated using a discounted cash flow model with Level 2 inputs, including estimates of incremental borrowing rates for debt with similar terms, maturities, and credit profiles. Refer to Note 6: Debt for a further discussion of our debt.

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

Outcomes – This segment primarily includes our value-added, enhanced software and services in which we manage, organize, analyze, and interpret raw, anonymized and aggregated data to improve decision making, maximize operational profitability, drive resource efficiency, improve grid analytics, and deliver results for consumers, utilities, and smart cities. Outcomes places an emphasis on delivering to Itron customers high-value, turn-key, digital experiences by leveraging the footprint of our Device Solutions and Networked Solutions segments. The revenues from these offerings are primarily recurring in nature and would include any direct management of Device Solutions, Networked Solutions, and other products on behalf of our end customers. Examples from the Outcomes portfolio include: our meter data management and analytics offerings; our managed service solutions including Network-as-a-Service (NaaS) and Platform-as-a-Service (PaaS); forecasting software and services; our Distributed Energy Management suite of products and services; our Distributed Intelligence suite of applications and services; and any consulting-based engagement. Within the Outcomes segment, we also identify new business models, including performance-based contracting, to drive broader portfolio offerings across utilities and cities.

Revenues, gross profit, and operating income associated with our operating segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2022	2021	2022	2021
Product revenues
Device Solutions	$92,893	$149,830	$334,212	$480,808
Networked Solutions	240,498	242,527	731,358	736,397
Outcomes	14,400	18,590	41,929	48,265
Total Company	$347,791	$410,947	$1,107,499	$1,265,470

Service revenues
Device Solutions	$1,110	$2,404	$4,166	$7,174
Networked Solutions	29,374	31,971	86,796	91,473
Outcomes	42,585	41,627	129,612	131,818
Total Company	$73,069	$76,002	$220,574	$230,465

Total revenues
Device Solutions	$94,003	$152,234	$338,378	$487,982
Networked Solutions	269,872	274,498	818,154	827,870
Outcomes	56,985	60,217	171,541	180,083
Total Company	$420,860	$486,949	$1,328,073	$1,495,935

Gross profit
Device Solutions	$14,805	$22,480	$50,489	$85,228
Networked Solutions	81,895	89,915	263,155	298,627
Outcomes	23,362	22,568	67,747	68,027
Total Company	$120,062	$134,963	$381,391	$451,882

Operating income (loss)
Device Solutions	$7,066	$12,095	$24,103	$53,784
Networked Solutions	54,640	61,150	177,929	205,071
Outcomes	11,339	11,774	28,789	34,647
Corporate unallocated	(66,157)	(80,856)	(250,641)	(265,331)
Total Company	6,888	4,163	(19,820)	28,171
Total other income (expense)	(1,943)	(4,037)	(6,704)	(42,465)
Income (loss) before income taxes	$4,945	$126	$(26,524)	$(14,294)

For the three and nine months ended September 30, 2022 and 2021, no customer represented more than 10% of total company revenue.

Revenues by region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2022	2021	2022	2021
United States and Canada	$317,960	$323,784	$947,684	$957,993
Europe, Middle East, and Africa	80,735	126,548	306,962	437,768
Asia Pacific	22,165	36,617	73,427	100,174
Total Company	$420,860	$486,949	$1,328,073	$1,495,935

Depreciation expense is allocated to the operating segments based upon each segment's use of the assets. All amortization expense is recognized within Corporate unallocated. Depreciation and amortization of intangible assets expense associated with our operating segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2022	2021	2022	2021
Device Solutions	$3,566	$5,911	$11,049	$17,708
Networked Solutions	4,401	4,274	13,126	12,801
Outcomes	2,057	1,068	4,184	3,431
Corporate unallocated	7,337	10,080	22,253	30,312
Total Company	$17,361	$21,333	$50,612	$64,252

Note 16: Revenues

A summary of significant net changes in the contract assets and the contract liabilities balances during the period is as follows:

In thousands	Contract Liabilities, Less Contract Assets
Beginning balance, January 1, 2022	$83,180
Revenues recognized from beginning contract liability	(47,909)
Cumulative catch-up adjustments	998
Increases due to amounts collected or due	246,723
Revenues recognized from current period increases	(192,423)
Other	(2,755)
Ending balance, September 30, 2022	$87,814

On January 1, 2022, total contract assets were $33.7 million and total contract liabilities were $116.9 million. On September 30, 2022, total contract assets were $58.3 million and total contract liabilities were $146.1 million. The contract assets primarily relate to contracts that include a retention clause and allocations related to contracts with multiple performance obligations. The contract liabilities primarily relate to deferred revenue, such as extended warranty and maintenance cost. The cumulative catch-up adjustments relate to contract modifications, measure-of-progress changes, and changes in the estimate of the transaction price.

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

Total transaction price allocated to remaining performance obligations related to contracts is approximately $1.4 billion for the next 12 months and approximately $1.6 billion for periods longer than 12 months. The total remaining performance obligations consist of product and service components. The service component relates primarily to maintenance agreements for which customers pay a full year's maintenance in advance, and service revenues are generally recognized over the service period. Total transaction price allocated to remaining performance obligations also includes our extended warranty contracts, for which revenue is recognized over the warranty period, and hardware, which is recognized as units are delivered. The estimate of when remaining performance obligations will be recognized requires significant judgment.

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

The transaction closed on February 28, 2022. The final sales price and loss on sale will be determined and recognized after the finalization of the working capital adjustment, expected in the fourth quarter of 2022. As of December 31, 2021, we recognized a pre-tax impairment loss of $34.4 million as well as $3.1 million for professional services in conjunction with the planned sale to Dresser (classified within loss on sale of business within the Consolidated Statements of Operations). In determining the amount of the impairment loss for the assets of this transaction during the fourth quarter of 2021, we included $59.7 million of accumulated foreign currency translation losses and $0.9 million in unrealized loss on defined benefit pension plans, both classified within AOCI. Upon closing of the sale transaction in the first quarter of 2022, the then outstanding amounts in AOCI were reclassified to net income through loss on sale of business for a total of $55.4 million, with a corresponding reversal of the impairment loss originally booked in the fourth quarter of 2021. The difference between the amounts included for the impairment loss in the fourth quarter of 2021 and the first quarter of 2022 was driven by the change in the euro to U.S. dollar exchange rate, and operating results for the period owned in 2022.

In the first quarter of 2022, we recognized additional loss of $2.2 million related to changes in the working capital balances and additional professional services. In the second quarter of 2022, the loss increased by $0.2 million for professional services related to the divestiture. In the third quarter of 2022, we recognized additional loss of $0.8 million related primarily to a true-up in the working capital balances.

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

Outcomes – This segment primarily includes our value-added, enhanced software and services in which we manage, organize, analyze, and interpret raw, anonymized and aggregated data to improve decision making, maximize operational profitability, drive resource efficiency, improve grid analytics, and deliver results for consumers, utilities, and smart cities. Outcomes places an emphasis on delivering to Itron customers high-value, turn-key, digital experiences by leveraging the footprint of our Device Solutions and Networked Solutions segments. The revenues from these offerings are primarily recurring in nature and would include any direct management of Device Solutions, Networked Solutions, and other products on behalf of our end customers. Examples from the Outcomes portfolio include: our meter data management and analytics offerings; our managed service solutions including Network-as-a-Service (NaaS) and Platform-as-a-Service (PaaS); forecasting software and services; our Distributed Energy Management suite of products and services; our Distributed Intelligence suite of applications and services; and any consulting-based engagement. Within the Outcomes segment, we also identify new business models, including performance-based contracting, to drive broader portfolio offerings across utilities and cities.

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

Non-GAAP Measures
To supplement our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States (GAAP), we use certain adjusted or non-GAAP financial measures, including non-GAAP operating expense, non-GAAP operating income, non-GAAP net income, non-GAAP diluted earnings per share (EPS), adjusted EBITDA, constant currency, and free cash flow. We provide these non-GAAP financial measures because we believe they provide greater transparency and represent supplemental information used by management in its financial and operational decision making. We exclude certain costs in our non-GAAP financial measures as we believe the net result is a measure of our core business. We believe these measures facilitate operating performance comparisons from period to period by eliminating potential differences caused by the existence and timing of certain expense items that would not otherwise be apparent on a GAAP basis. Non-GAAP performance measures should be considered in addition to, and not as a substitute for, results prepared in accordance with GAAP. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Our non-GAAP financial measures may be different from those reported by other companies.

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

Refer to the Non-GAAP Measures section below on pages 46-49 for information about these non-GAAP measures and the detailed reconciliation of items that impacted free cash flow, non-GAAP operating expense, non-GAAP operating income, non-GAAP net income, adjusted EBITDA, and non-GAAP diluted EPS in the presented periods.

Total Company Highlights

Highlights and significant developments for the three months ended September 30, 2022 compared with the three months ended September 30, 2021
•Revenues were $420.9 million compared with $486.9 million in 2021, a decrease of 14%
•Gross margin was 28.5%, compared with 27.7% in 2021
•Operating expenses decreased $17.6 million, or 13%, compared with 2021
•Net income attributable to Itron, Inc. was $4.1 million compared with net loss of $1.9 million in 2021
•GAAP diluted EPS increased by $0.13 to a diluted income per share of $0.09 in 2022
•Non-GAAP net income attributable to Itron, Inc. was $10.5 million compared with $9.5 million in 2021
•Non-GAAP diluted EPS was $0.23, an increase of $0.02 compared with 2021
•Adjusted EBITDA was $24.3 million compared with $26.1 million in 2021

Highlights and significant developments for the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021
•Revenues were $1.3 billion compared with $1.5 billion in 2021, a decrease of $167.9 million, or 11%
•Gross margin was 28.7% compared with 30.2% in 2021
•Operating expenses decreased $22.5 million, or 5%, compared with 2021
•Net loss attributable to Itron, Inc. was $31.9 million compared with net loss of $22.4 million in 2021
•GAAP loss per share increased by $0.20 to a loss per share of $0.71 in 2022
•Non-GAAP net income attributable to Itron, Inc. was $18.8 million compared with $44.0 million in 2021
•Non-GAAP diluted EPS was $0.42, a decrease of $0.57 compared with 2021
•Adjusted EBITDA was $60.7 million compared with $112.0 million in 2021

Bookings and Backlog
Bookings during the quarter were $578 million resulting in a book to bill ratio of 1.4:1. Total backlog was $4.2 billion, and twelve-month backlog was $1.6 billion at September 30, 2022, compared with $3.4 billion and $1.4 billion at September 30, 2021.

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

The transaction closed on February 28, 2022. The final sales price and loss on sale will be determined and recognized after the finalization of the working capital adjustment, expected in the fourth quarter of 2022. As of December 31, 2021, we recognized a pre-tax impairment loss of $34.4 million as well as $3.1 million for professional services in conjunction with the planned sale to Dresser (classified within loss on sale of business within the Consolidated Statements of Operations). In determining the amount of the impairment loss for the assets of this transaction during the fourth quarter of 2021, we included $59.7 million of accumulated foreign currency translation losses and $0.9 million in unrealized loss on defined benefit pension plans, both classified within accumulated other comprehensive income (AOCI). Upon closing of the sale transaction in the first quarter of 2022, the then outstanding amounts in AOCI were reclassified to net income through loss on sale of business for a total of $55.4 million, with a corresponding reversal of the impairment loss originally booked in the fourth quarter of 2021. The difference between the amounts included for the impairment loss in the fourth quarter of 2021 and the first quarter of 2022 was driven by the change in the euro to U.S. dollar exchange rate, and operating results for the period owned in 2022.

In the first quarter of 2022, we recognized additional loss of $2.2 million related to changes in the working capital balances and additional professional services. In the second quarter of 2022, the loss increased by $0.2 million for professional services related to the divestiture. In the third quarter of 2022, we recognized additional loss of $0.8 million related primarily to a true-up in the working capital balances.

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

While we have limited direct business exposure in Russia, Belarus and Ukraine, the Russian military actions and the resulting sanctions could adversely affect the global economy, as well as further disrupt the supply chain. A major disruption in the global economy and supply chain could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. The extent and duration of the military action, sanctions, and resulting market and/or supply disruptions are impossible to predict, but could be substantial. During the third quarter of 2022, we substantially liquidated our legal entity in Russia, recognizing a loss of $1.9 million for the reclassification of the currency translation adjustment from accumulated other comprehensive income. The loss was classified within sales, general and administrative expense within the Consolidated Statements of Operations.

Total Company GAAP and Non-GAAP Highlights and Unit Shipments:

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands, except margin and per share data	2022	2021	% Change	2022	2021	% Change
GAAP
Revenues
Product revenues	$347,791	$410,947	(15)%	$1,107,499	$1,265,470	(12)%
Service revenues	73,069	76,002	(4)%	220,574	230,465	(4)%
Total revenues	420,860	486,949	(14)%	1,328,073	1,495,935	(11)%

Gross profit	120,062	134,963	(11)%	381,391	451,882	(16)%
Operating expenses	113,174	130,800	(13)%	401,211	423,711	(5)%
Operating income (loss)	6,888	4,163	65%	(19,820)	28,171	NM
Other income (expense)	(1,943)	(4,037)	(52)%	(6,704)	(42,465)	(84)%
Income tax provision	(473)	(1,136)	(58)%	(4,973)	(5,581)	(11)%
Net income (loss) attributable to Itron, Inc.	4,117	(1,869)	NM	(31,944)	(22,389)	43%

Non-GAAP(1)
Non-GAAP operating expenses	$105,262	$118,609	(11)%	$348,265	$369,721	(6)%
Non-GAAP operating income	14,800	16,354	(10)%	33,126	82,161	(60)%
Non-GAAP net income attributable to Itron, Inc.	10,513	9,452	11%	18,817	44,043	(57)%
Adjusted EBITDA	24,328	26,123	(7)%	60,700	111,982	(46)%

GAAP Margins and Earnings Per Share
Gross margin
Product gross margin	25.7%	25.5%		26.1%	28.2%
Service gross margin	42.2%	39.7%		42.0%	41.4%
Total gross margin	28.5%	27.7%		28.7%	30.2%

Operating margin	1.6%	0.9%		(1.5)%	1.9%
Net income (loss) per common share - Basic	$0.09	$(0.04)		$(0.71)	$(0.51)
Net income (loss) per common share - Diluted	$0.09	$(0.04)		$(0.71)	$(0.51)

Non-GAAP Earnings Per Share(1)
Non-GAAP diluted EPS	$0.23	$0.21		$0.42	$0.99
(1)These measures exclude certain expenses that we do not believe are indicative of our core operating results. See pages 46-49 for information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

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

A summary of our endpoints under management is as follows:

	As of September 30,
Units in thousands	2022	2021
Endpoints under management	91,541	78,487

Results of Operations

Revenues and Gross Margin

The actual results of and effects of changes in foreign currency exchange rates on revenues and gross profit were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended September 30,
In thousands	2022	2021
Total Company
Revenues	$420,860	$486,949	$(21,317)	$(44,772)	$(66,089)
Gross profit	120,062	134,963	(3,887)	(11,014)	(14,901)

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Nine Months Ended September 30,
In thousands	2022	2021
Total Company
Revenues	$1,328,073	$1,495,935	$(52,019)	$(115,843)	$(167,862)
Gross profit	381,391	451,882	(10,832)	(59,659)	(70,491)

Revenues - Three months ended September 30, 2022 vs. Three months ended September 30, 2021
Total revenues decreased $66.1 million, or 14%, compared with the same period in 2021. We have been unfavorably impacted by global component constraints, which limited our ability to fulfill customer demand. Product revenues decreased by $63.2 million and service revenues decreased $2.9 million. Device Solutions decreased by $58.2 million; Networked Solutions decreased by $4.6 million; and Outcomes decreased by $3.2 million when compared with the same period last year. Revenue decreased for Device Solutions partially due to the sale of certain Gas device manufacturing and business operations in Europe and North America to Dresser. Changes in exchange rates unfavorably impacted total revenues by $21.3 million, of which $16.7 million unfavorably impacted Device Solutions.

Revenues - Nine months ended September 30, 2022 vs. Nine Months Ended September 30, 2021
Total revenues decreased $167.9 million, or 11%, compared with the same period in 2021. We have been unfavorably impacted by global component constraints, which limited our ability to fulfill customer demand. Product revenues decreased by $158.0 million and service revenues decreased by $9.9 million. Device Solutions decreased by $149.6 million; Networked

Solutions decreased by $9.7 million; and Outcomes decreased by $8.5 million when compared with the same period last year. Revenue decreased for Device Solutions partially due to the sale of certain Gas device manufacturing and business operations in Europe and North America to Dresser. Changes in exchange rates unfavorably impacted total revenues by $52.0 million, of which $41.1 million unfavorably impacted Device Solutions.

Gross Margin - Three months ended September 30, 2022 vs. Three months ended September 30, 2021
Gross margin was 28.5%, compared with 27.7% in 2021. We were favorably impacted due to mix, partially offset by inefficiencies related to component shortages in 2022 compared with 2021. Product sales gross margin increased to 25.7%, compared with 25.5% in 2021. Gross margin on service revenues increased to 42.2%, compared with 39.7% in 2021.

Gross Margin - Nine months ended September 30, 2022 vs. Nine Months Ended September 30, 2021
Gross margin was 28.7%, compared with 30.2% in 2021. We were unfavorably impacted by higher input costs and manufacturing inefficiencies in 2022 compared with 2021. Product sales gross margin decreased to 26.1%, compared with 28.2% in 2021, and gross margin on service revenues increased to 42.0%, compared with 41.4% in 2021.

Refer to Operating Segment Results section below for further detail on total company revenues and gross margin.

Operating Expenses

The actual results of and effects of changes in foreign currency exchange rates on operating expenses were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended September 30,
In thousands	2022	2021
Total Company
Sales, general and administrative	$63,446	$71,838	$(4,370)	$(4,022)	$(8,392)
Research and development	43,820	46,889	(175)	(2,894)	(3,069)
Amortization of intangible assets	6,413	8,944	(246)	(2,285)	(2,531)
Restructuring	(1,272)	958	(118)	(2,112)	(2,230)
Loss on sale of business	767	2,171	(34)	(1,370)	(1,404)
Goodwill impairment	—	—	—	—	—
Total operating expenses	$113,174	$130,800	$(4,943)	$(12,683)	$(17,626)

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Nine Months Ended September 30,
In thousands	2022	2021
Total Company
Sales, general and administrative	$212,724	$221,974	$(10,104)	$854	$(9,250)
Research and development	138,471	147,379	(964)	(7,944)	(8,908)
Amortization of intangible assets	19,451	26,914	(539)	(6,924)	(7,463)
Restructuring	(11,097)	(830)	116	(10,383)	(10,267)
Loss on sale of business	3,182	28,274	(1,226)	(23,866)	(25,092)
Goodwill impairment	38,480	—	—	38,480	38,480
Total operating expenses	$401,211	$423,711	$(12,717)	$(9,783)	$(22,500)

Operating expenses decreased $17.6 million for the third quarter of 2022 as compared with the same period in 2021. This was primarily the result of a reduction of $8.4 million in sales, general and administrative, $3.1 million in research and development expenses, $2.5 million in amortization of intangible assets, and $2.2 million in restructuring. The reduction in sales, general and administrative and research and development expenses were primarily driven by management's cost saving actions, as well as reductions in labor costs and variable compensation.

Operating expenses decreased $22.5 million for the nine months ended September 30, 2022 as compared with the same period in 2021. This was primarily the result of a reduction of $9.3 million in sales, general and administrative, $8.9 million in research and development expenses, $7.5 million in amortization of intangible assets, $10.3 million in restructuring, and $25.1 million for the loss on sale of business primarily related to the Latin America divestiture, which occurred in 2020, partially offset by $38.5 million in goodwill impairment in 2022. The reduction in sales, general and administrative and research and development expenses were primarily driven by management's cost saving actions, as well as reductions in labor costs and variable compensation.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
In thousands	2022	2021		2022	2021
Interest income	$801	$352	128%	$1,367	$1,326	3%
Amortization of prepaid debt fees	(890)	(1,949)	(54)%	(2,610)	(17,383)	(85)%
Other interest expense	(789)	(679)	16%	(2,321)	(9,724)	(76)%
Interest expense	(1,679)	(2,628)	(36)%	(4,931)	(27,107)	(82)%
Other income (expense), net	(1,065)	(1,761)	(40)%	(3,140)	(16,684)	(81)%
Total other income (expense)	$(1,943)	$(4,037)	(52)%	$(6,704)	$(42,465)	(84)%

Total other income (expense) for the three and nine months ended September 30, 2022 was a net expense of $1.9 million and $6.7 million, compared with net expense of $4.0 million and $42.5 million in the same period in 2021.

The lower total expense for the three months ended September 30, 2022, as compared with the same period in 2021, was primarily driven by $1.1 million lower debt fee amortization.

The lower total expense for the nine months ended September 30, 2022, as compared with the same period in 2021, was primarily driven by 2021 activity: $12.2 million write-off of prepaid debt fees associated with the repayment of senior subordinated notes, $2.6 million in lower debt fee amortization, $11.7 million related to the extinguishment of debt in other income (expense), net, as well as lower interest costs of $5.4 million for bonds and $2.2 million for the term loan.

Income Tax Provision

For the three and nine months ended September 30, 2022, our income tax expense was $0.5 million and $5.0 million, respectively, compared with income tax expense of $1.1 million and $5.6 million for the same period in 2021. Our tax rate for the three and nine months ended September 30, 2022 of 10% and (19)%, differed from the federal statutory rate of 21% due to the impact of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, U.S. taxation of foreign earnings including GILTI (Global Intangible Low Taxed Income), Subpart F, and ECI (Effectively Connected Income), discrete tax expense related to the Dresser divestiture, a discrete tax benefit due to goodwill impairment, an expense related to stock-based compensation, tax credits, and uncertain tax positions. Our tax rate for the three and nine months ended September 30, 2021 of 902% and (39)% differed from the federal statutory rate of 21% primarily due to reserves on deferred sales price receivables recognized in the second quarter related to the 2020 divestiture of the majority of our Latin American business activities. This item was recognized for tax as a discrete and resulted in no tax benefit. Other rate drivers include losses in jurisdictions for which no benefit is recognized because of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, a benefit related to stock-based compensation, and uncertain tax positions.

Beginning January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminates the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years, dependent upon the geography in which the expenditures are incurred. Although Congress is considering legislation that would defer the capitalization and amortization requirement, there is no assurance that the provision will be repealed or otherwise modified. As a result of research and development conducted outside of the U.S., the amount of expected inclusion of foreign earnings in our U.S. taxable income is largely driven by research and development cost capitalization, and may decrease significantly should these rules be deferred or revoked effective 2022. The income tax provision has been prepared according to currently enacted tax legislation, but a change in tax law with regards to capitalization of research and development expenditures would have a material beneficial impact on our annual effective tax rate.

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

Operating Segment Results

For a description of our operating segments, refer to Item 1: Financial Statements (Unaudited), Note 15: Segment Information included in this Quarterly Report on Form 10-Q. The following tables and discussion highlight significant changes in trends or components of each operating segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands	2022	2021	% Change		2022	2021	% Change
Segment revenues
Device Solutions	$94,003	$152,234	(38)%		$338,378	$487,982	(31)%
Networked Solutions	269,872	274,498	(2)%		818,154	827,870	(1)%
Outcomes	56,985	60,217	(5)%		171,541	180,083	(5)%
Total revenues	$420,860	$486,949	(14)%		$1,328,073	$1,495,935	(11)%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
In thousands	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment gross profit and margin
Device Solutions	$14,805	15.7%	$22,480	14.8%	$50,489	14.9%	$85,228	17.5%
Networked Solutions	81,895	30.3%	89,915	32.8%	263,155	32.2%	298,627	36.1%
Outcomes	23,362	41.0%	22,568	37.5%	67,747	39.5%	68,027	37.8%
Total gross profit and margin	$120,062	28.5%	$134,963	27.7%	$381,391	28.7%	$451,882	30.2%

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands	2022	2021	% Change		2022	2021	% Change
Segment operating expenses
Device Solutions	$7,739	$10,385	(25)%		$26,386	$31,444	(16)%
Networked Solutions	27,255	28,765	(5)%		85,226	93,556	(9)%
Outcomes	12,023	10,794	11%		38,958	33,380	17%
Corporate unallocated	66,157	80,856	(18)%		250,641	265,331	(6)%
Total operating expenses	$113,174	$130,800	(13)%		$401,211	$423,711	(5)%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
In thousands	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment operating income (loss) and operating margin
Device Solutions	$7,066	7.5%	$12,095	7.9%	$24,103	7.1%	$53,784	11.0%
Networked Solutions	54,640	20.2%	61,150	22.3%	177,929	21.7%	205,071	24.8%
Outcomes	11,339	19.9%	11,774	19.6%	28,789	16.8%	34,647	19.2%
Corporate unallocated	(66,157)	NM	(80,856)	NM	(250,641)	NM	(265,331)	NM
Total operating income (loss) and operating margin	$6,888	1.6%	$4,163	0.9%	$(19,820)	(1.5)%	$28,171	1.9%

Device Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Device Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended September 30,
In thousands	2022	2021
Device Solutions Segment
Revenues	$94,003	$152,234	$(16,714)	$(41,517)	$(58,231)
Gross profit	14,805	22,480	(2,014)	(5,661)	(7,675)
Operating expenses	7,739	10,385	(468)	(2,178)	(2,646)

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Nine Months Ended September 30,
In thousands	2022	2021
Device Solutions Segment
Revenues	$338,378	$487,982	$(41,118)	$(108,486)	$(149,604)
Gross profit	50,489	85,228	(5,668)	(29,071)	(34,739)
Operating expenses	26,386	31,444	(1,157)	(3,901)	(5,058)

Revenues - Three months ended September 30, 2022 vs. Three months ended September 30, 2021
Revenues decreased $58.2 million, or 38%. Changes in foreign currency exchange rates unfavorably impacted revenues by $16.7 million. Revenue decreased over the prior year due to the discontinuation of some legacy products and the sale of certain Gas product lines to Dresser during 2022, as well as the impact of component shortages, which limited our ability to fulfill customer demand.

Revenues - Nine months ended September 30, 2022 vs. Nine months ended September 30, 2021
Revenues decreased $149.6 million, or 31%. Changes in foreign currency exchange rates unfavorably impacted revenues by $41.1 million. Revenue decreased over the prior year due to the discontinuation of some legacy products and the sale of certain Gas product lines to Dresser during the first quarter of 2022, as well as the impact of component shortages, which limited our ability to fulfill customer demand.

Gross Margin - Three months ended September 30, 2022 vs. Three months ended September 30, 2021
For the three months ended September 30, 2022, gross margin was 15.7%, compared with 14.8% for the same period in 2021. The 90 basis point increase over the prior year was primarily due to improved product mix partially offset by continued higher input costs and manufacturing inefficiencies related to component shortages.

Gross Margin - Nine months ended September 30, 2022 vs. Nine months ended September 30, 2021
For the nine months ended September 30, 2022, gross margin was 14.9%, compared with 17.5% for the same period in 2021. The 260 basis point reduction over the prior year was primarily due to higher input costs and manufacturing inefficiencies related to component shortages.

Operating Expenses - Three months ended September 30, 2022 vs. Three months ended September 30, 2021
Operating expenses in 2022 compared with the same period in 2021 decreased $2.6 million, or 25%, due to management's cost savings actions resulting in a $1.3 million decrease in sales and marketing expenses and a $1.3 million decrease in research and development expenses.

Operating Expenses - Nine months ended September 30, 2022 vs. Nine months ended September 30, 2021
Operating expenses decreased $5.1 million, or 16%, for the first nine months of 2022, compared with the same period in 2021. The decrease was primarily due to management's cost savings actions resulting in a $3.0 million decrease in sales and marketing expenses and a $2.1 million decrease in research and development expenses.

Networked Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Networked Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended September 30,
In thousands	2022	2021
Networked Solutions Segment
Revenues	$269,872	$274,498	$(2,349)	$(2,277)	$(4,626)
Gross profit	81,895	89,915	(830)	(7,190)	(8,020)
Operating expenses	27,255	28,765	(111)	(1,399)	(1,510)

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Nine Months Ended September 30,
In thousands	2022	2021
Networked Solutions Segment
Revenues	$818,154	$827,870	$(5,797)	$(3,919)	$(9,716)
Gross profit	263,155	298,627	(2,717)	(32,755)	(35,472)
Operating expenses	85,226	93,556	(264)	(8,066)	(8,330)

Revenues - Three months ended September 30, 2022 vs. Three months ended September 30, 2021
Revenues decreased $4.6 million, or 2%, compared with 2021. The change was primarily due to component shortages, which limited our ability to fulfill customer demand, partially offset by the ramp of new deployments. Product revenue was lower by $2.0 million and maintenance service revenue lower by $2.6 million.

Revenues - Nine months ended September 30, 2022 vs. Nine months ended September 30, 2021
Revenues decreased $9.7 million, or 1%, for the first nine months of 2022 compared with the same period in 2021. The change was primarily due to component shortages that limited our ability to fulfill customer demand, partially offset by the ramp of new deployments. Product revenue was lower by $5.0 million and maintenance service revenue lower by $4.7 million.

Gross Margin - Three months ended September 30, 2022 vs. Three months ended September 30, 2021
Gross margin decreased to 30.3% for the period ending September 30, 2022, compared with 32.8% in 2021. The 250 basis point decrease was primarily driven by unfavorable product mix, higher input costs, and manufacturing inefficiencies related to component shortages.

Gross Margin - Nine months ended September 30, 2022 vs. Nine months ended September 30, 2021
Gross margin was 32.2% for the 2022 period, compared with 36.1% in 2021. The 390 basis point decrease was primarily related to higher input costs, unfavorable product mix, and manufacturing inefficiencies related to component shortages.

Operating Expenses - Three months ended September 30, 2022 vs. Three months ended September 30, 2021
Operating expenses decreased $1.5 million, or 5%, in 2022 compared with the same period in 2021. The decrease was primarily related to reduced research and development expenses.

Operating Expenses - Nine months ended September 30, 2022 vs. Nine months ended September 30, 2021
Operating expenses decreased $8.3 million, or 9%, for the first nine months of 2022, compared with the same period in 2021. The decrease was primarily related to reduced research and development expenses.

Outcomes

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Outcomes segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended September 30,
In thousands	2022	2021
Outcomes Segment
Revenues	$56,985	$60,217	$(2,253)	$(979)	$(3,232)
Gross profit	23,362	22,568	(1,043)	1,837	794
Operating expenses	12,023	10,794	(78)	1,307	1,229

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Nine Months Ended September 30,
In thousands	2022	2021
Outcomes Segment
Revenues	$171,541	$180,083	$(5,103)	$(3,439)	$(8,542)
Gross profit	67,747	68,027	(2,447)	2,167	(280)
Operating expenses	38,958	33,380	(164)	5,742	5,578

Revenues - Three months ended September 30, 2022 vs. Three months ended September 30, 2021
Revenues decreased $3.2 million, or 5%, compared with the same period in 2021. This decrease was driven by a decrease in Europe, Middle East, and Africa (EMEA) prepay sales.

Revenues - Nine months ended September 30, 2022 vs. Nine months ended September 30, 2021
Revenues decreased $8.5 million, or 5%, for the first nine months of 2022, compared with 2021. This decline was driven by a decrease in EMEA prepay sales.

Gross Margin - Three months ended September 30, 2022 vs. Three months ended September 30, 2021
Gross margin increased to 41.0% for the third quarter of 2022, compared with 37.5% for the same period last year. The 350 basis point increase was driven by more favorable managed services mix and other cost efficiencies.

Gross Margin - Nine months ended September 30, 2022 vs. Nine months ended September 30, 2021
Gross margin increased to 39.5% for the period ending in 2022, compared with 37.8% for last year. The 170 basis point increase was driven by favorable managed services mix and other cost efficiencies.

Operating Expenses - Three months ended September 30, 2022 vs. Three months ended September 30, 2021
Operating expenses for the 2022 period increased $1.2 million, compared with the same period last year. The increase was primarily related to increased research and development investment of $1.6 million offset by a decrease in marketing expenses of $0.4 million.

Operating Expenses - Nine months ended September 30, 2022 vs. Nine months ended September 30, 2021
Operating expenses for the first nine months of 2022 increased $5.6 million, or 17%, compared with the same period last year. This was primarily related to increased research and development expenses of $5.5 million.

Corporate Unallocated

Corporate Unallocated Expenses - Three months ended September 30, 2022 vs. Three months ended September 30, 2021
Operating expenses not directly associated with an operating segment are classified as Corporate unallocated. These expenses decreased $14.7 million, or 18%, for the three months ended September 30, 2022 compared with the same period in 2021. This was primarily the result of a reduction of $7.6 million in labor costs and variable compensation, $2.5 million in amortization of intangible assets, and $2.2 million in restructuring.

Corporate Unallocated Expenses - Nine months ended September 30, 2022 vs. Nine months ended September 30, 2021
For the first nine months of 2022, Corporate unallocated expenses decreased $14.7 million, or 5.5%, compared with the 2021 period. This was primarily the result of a reduction of $25.1 million in loss on sale of business primarily related to the Latin America divestiture, which occurred in 2020, $18.0 million in labor costs and variable compensation, $10.3 million in restructuring, and $7.5 million in amortization of intangible assets, offset by $38.5 million in goodwill impairment and a
$8.3 million increase in professional services.

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

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
In millions
September 30, 2022	$578	$4,201	$1,612
June 30, 2022	612	4,063	1,746
March 31, 2022	417	3,897	1,557
December 31, 2021	1,076	4,017	1,539
September 30, 2021	395	3,433	1,442

During the first quarter of 2022, we reduced our total backlog by $55.7 million in order to reflect the sale of certain Gas product lines to Dresser, effective February 28, 2022.

Financial Condition

Cash Flow Information

	Nine Months Ended September 30,
In thousands	2022	2021
Net cash provided by operating activities	$37,530	$141,147
Net cash provided by (used in) investing activities	43,494	(21,819)
Net cash used in financing activities	(19,396)	(136,808)
Effect of foreign exchange rate changes on cash and cash equivalents	(8,794)	(762)
Increase in cash and cash equivalents	$52,834	$(18,242)

Cash and cash equivalents were $215.4 million at September 30, 2022, compared with $162.6 million at December 31, 2021. The $52.8 million increase in cash and cash equivalents in the 2022 period was primarily the result of proceeds from the sale of our Gas device businesses and operations to Dresser and cash flow from operating activities, offset by cash paid for shares repurchased and acquisition of property, plant, and equipment.

Operating activities
Cash provided by operating activities during the nine months in 2022 was $37.5 million compared with $141.1 million during the same period in 2021. The decrease was primarily due to lower earnings and higher variable compensation payouts in 2022.

Investing activities
Cash provided by investing activities during the nine months in 2022 was $65.3 million higher than in 2021. This increase of cash was primarily related to proceeds received from the sale of our Gas device businesses and operations to Dresser for $55.9 million, offset by $12.9 million less in purchases of property, plant, and equipment in 2022 compared with the same period in 2021.

Financing activities
Net cash used in financing activities during the nine months in 2022 was $19.4 million, compared with net cash used of $136.8 million for the same period in 2021. In March 2021, we received $389.4 million from issuance of common stock related to the equity offering, after deducting underwriters' discounts of the offering, purchased $84.1 million of the convertible note hedge contracts, and proceeds of $45.3 million from the sale of warrants. Also in March 2021, we entered into the convertible senior notes with gross proceeds of $460 million, which was used to pay off the outstanding term loan balance. In April 2021, we repaid the senior subordinated notes totaling $410 million (including $10 million early repayment premium) with proceeds from the equity offering and cash on hand. For the nine months ended September 30, 2022, we repurchased shares totaling $17.0 million.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations at September 30, 2022 was a decrease of $8.8 million, compared with a decrease of $0.8 million for the same period in 2021. Our foreign currency exposure relates to non-U.S. dollar denominated balances in our international subsidiary operations.

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

	Nine Months Ended September 30,
In thousands	2022	2021
Net cash provided by operating activities	$37,530	$141,147
Acquisitions of property, plant, and equipment	(14,886)	(27,781)
Free cash flow	$22,644	$113,366

Free cash flow fluctuated primarily as a result of changes in cash provided by operating activities. See the cash flow discussion of operating activities above.

Off-balance sheet arrangements

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at September 30, 2022 and December 31, 2021 that we believe could reasonably likely have a current or future effect on our financial condition, results of operations, or cash flows.

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

Borrowings
On October 18, 2019 we amended our credit facility that was initially entered on January 5, 2018 (together with the amendment, the "2018 credit facility"). The 2018 credit facility provides a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million standby letter of credit sub-facility and a $50 million swingline sub-facility. The October 18, 2019, amendment extended the maturity date to October 18, 2024. At September 30, 2022, no amount was outstanding under the 2018 credit facility, and $55.9 million was utilized by outstanding standby letters of credit, resulting in $444.1 million available for borrowing or standby letters of credit under the revolver. At September 30, 2022, $244.1 million was available for additional standby letters of credit under the letter of credit sub-facility, and no amounts were outstanding under the swingline sub-facility. Amounts borrowed under the revolver may be repaid and reborrowed until the revolver's maturity on October 18, 2024, at which time all outstanding loans together with all accrued and unpaid interest must be repaid.

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

Restructuring
On September 17, 2020, our Board of Directors approved a restructuring plan (the 2020 Projects). The 2020 Projects include activities that continue our efforts to optimize its global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects are scheduled to be substantially complete by the end of 2022, with an estimated $11 million in cash payments remaining as of September 30, 2022.

On October 29, 2021, our Board of Directors approved a restructuring plan (the 2021 Projects), which in conjunction with the announcement of the sale of certain of our Gas device manufacturing operations, (refer to Item 1: Financial Statements (Unaudited), Note 17: Sale of Business), includes activities to drive reductions in certain locations and functional support areas. These projects are expected to be substantially complete by the end of 2024, with an estimated $34 million in cash payments remaining as of September 30, 2022.

For the nine months ended September 30, 2022, we paid out a net $17.7 million related to all our restructuring projects. As of September 30, 2022, $48.5 million was accrued for these restructuring projects, of which $15.3 million is expected to be paid within the next 12 months.

For further details regarding our restructuring activities, refer to Item 1: Financial Statements (Unaudited), Note 12: Restructuring included in this Quarterly Report on Form 10-Q.

Stock Repurchase Authorization
Effective November 1, 2021, Itron's Board of Directors authorized a share repurchase program of up to $100 million of our common stock over an 18-month period (the 2021 Stock Repurchase Program). Repurchases are made in the open market or in privately negotiated transactions, and in accordance with applicable securities laws. Following the announcement of the program and through September 30, 2022, we have repurchased 405,282 shares at an average share price of $61.67 (excluding commissions) for a total of $25 million. As of September 30, 2022, we are authorized to repurchase up to an additional
$75 million of our common stock before May 1, 2023.

Other Liquidity Considerations
We have tax credits and net operating loss carryforwards in various jurisdictions that are available to reduce cash taxes. However, utilization of tax credits and net operating losses are limited in certain jurisdictions. Based on current projections, we expect to pay, net of refunds, approximately $1 million in U.S federal taxes, $4 million in state taxes, and $6 million in local and foreign taxes during 2022. For a discussion of our tax provision and unrecognized tax benefits, see Item 1: Financial Statements (Unaudited), Note 10: Income Taxes included in this Quarterly Report on Form 10-Q.

As of September 30, 2022, we are under examination by certain tax authorities. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

As of September 30, 2022, there was $44.2 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. As a result of recent changes in U.S. tax legislation, any repatriation in the future would not result in U.S. federal income tax. Accordingly, there is no provision for U.S. deferred taxes on this cash. If this cash were repatriated to fund U.S. operations, additional withholding tax costs may be incurred. Tax is only one of the many factors that we consider in the management of global cash. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

In several of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc., we consolidate them because we have a greater than 50% ownership interest and/or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. At September 30, 2022, $9.5 million of our consolidated cash balance was held in our joint venture entities. As a result, the minority shareholders of these entities have rights to their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from these entities.

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

We use these non-GAAP financial measures for financial and operational decision making and/or as a means for determining executive compensation. Management believes that these non-GAAP financial measures provide meaningful supplemental information regarding our performance and ability to service debt by excluding certain expenses that may not be indicative of our recurring core operating results. These non-GAAP financial measures facilitate management's internal comparisons to our historical performance, as well as comparisons to our competitors' operating results. Our executive compensation plans exclude non-cash charges related to amortization of intangibles and certain discrete cash and non-cash charges, such as acquisition and integration related expenses, loss on sale of business, strategic initiative expenses, Russian currency translation write-off, goodwill impairment, or restructuring charges. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. We believe these non-GAAP financial measures are useful to investors because they provide greater transparency with respect to key metrics used by management in its financial and operational decision making and because they are used by our institutional investors and the analyst community to analyze the health of our business.

Non-GAAP operating expenses and non-GAAP operating income – We define non-GAAP operating expenses as operating expenses excluding certain expenses related to the amortization of intangible assets, restructuring, loss on sale of business, strategic initiative, Russian currency translation write-off, goodwill impairment, and acquisition and integration. We define non-GAAP operating income as operating income excluding the expenses related to the amortization of intangible assets, restructuring, loss on sale of business, strategic initiative, Russian currency translation write-off, goodwill impairment, and acquisition and integration. Acquisition and integration related expenses include costs, which are incurred to affect and integrate business combinations, such as professional fees, certain employee retention and salaries related to integration, severances, contract terminations, travel costs related to knowledge transfer, system conversion costs, and asset impairment charges. We consider these non-GAAP financial measures to be useful metrics for management and investors because they exclude the effect of expenses that are related to acquisitions and restructuring projects. By excluding these expenses, we believe that it is easier for management and investors to compare our financial results over multiple periods and analyze trends in our operations. For example, in certain periods, expenses related to amortization of intangible assets may decrease, which would improve GAAP operating margins, yet the improvement in GAAP operating margins due to this lower expense is not necessarily reflective of an improvement in our core business. There are some limitations related to the use of non-GAAP operating expenses and non-GAAP operating income versus operating expenses and operating income calculated in accordance with GAAP. We compensate for these limitations by providing specific information about the GAAP amounts excluded from non-GAAP operating expense and non-GAAP operating income and evaluating non-GAAP operating expense and non-GAAP operating income together with GAAP operating expense and operating income.

Non-GAAP net income and non-GAAP diluted EPS – We define non-GAAP net income as net income (loss) attributable to Itron, Inc. excluding the expenses associated with amortization of intangible assets, amortization of debt placement fees, debt extinguishment, restructuring, loss on sale of business, strategic initiative, Russian currency translation write-off, acquisition and integration, goodwill impairment, and the tax effect of excluding these expenses. We define non-GAAP diluted EPS as non-GAAP net income divided by diluted weighted-average shares outstanding during the period calculated on a GAAP basis and then reduced to reflect the anti-dilutive impact of the convertible note hedge transaction entered into in connection with the 0% Convertible Notes due 2026 issued in March 2021. We consider these financial measures to be useful metrics for management and investors for the same reasons that we use non-GAAP operating income. The same limitations described above regarding our use of non-GAAP operating income apply to our use of non-GAAP net income and non-GAAP diluted EPS. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from these non-GAAP measures and evaluating non-GAAP net income and non-GAAP diluted EPS together with GAAP net income attributable to Itron, Inc. and GAAP diluted EPS.

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

Adjusted EBITDA – We define adjusted EBITDA as net income (loss) (a) minus interest income, (b) plus interest expense, depreciation and amortization, debt extinguishment, restructuring, loss on sale of business, strategic initiative, Russian currency translation write-off, goodwill impairment, acquisition and integration, and (c) excluding income tax provision or benefit. Management uses adjusted EBITDA as a performance measure for executive compensation. A limitation to using adjusted EBITDA is that it does not represent the total increase or decrease in the cash balance for the period and the measure includes some non-cash items and excludes other non-cash items. Additionally, the items that we exclude in our calculation of adjusted EBITDA may differ from the items that our peer companies exclude when they report their results. We compensate for these limitations by providing a reconciliation of this measure to GAAP net income (loss).

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

TOTAL COMPANY RECONCILIATIONS	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2022	2021	2022	2021
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$113,174	$130,800	$401,211	$423,711
Amortization of intangible assets	(6,413)	(8,944)	(19,451)	(26,914)
Restructuring	1,272	(958)	11,097	830
Loss on sale of business	(767)	(2,171)	(3,182)	(28,274)
Strategic initiative	35	—	(675)	—
Russian currency translation write-off	(1,885)	—	(1,885)	—
Goodwill impairment	—	—	(38,480)	—
Acquisition and integration	(154)	(118)	(370)	368
Non-GAAP operating expenses	$105,262	$118,609	$348,265	$369,721

NON-GAAP OPERATING INCOME
GAAP operating income (loss)	$6,888	$4,163	$(19,820)	$28,171
Amortization of intangible assets	6,413	8,944	19,451	26,914
Restructuring	(1,272)	958	(11,097)	(830)
Loss on sale of business	767	2,171	3,182	28,274
Strategic initiative	(35)	—	675	—
Russian currency translation write-off	1,885	—	1,885	—
Goodwill impairment	—	—	38,480	—
Acquisition and integration	154	118	370	(368)
Non-GAAP operating income	$14,800	$16,354	$33,126	$82,161

NON-GAAP NET INCOME & DILUTED EPS
GAAP net income (loss) attributable to Itron, Inc.	$4,117	$(1,869)	$(31,944)	$(22,389)
Amortization of intangible assets	6,413	8,944	19,451	26,914
Amortization of debt placement fees	846	1,905	2,478	17,252
Debt extinguishment	—	—	—	11,681
Restructuring	(1,272)	958	(11,097)	(830)
Loss on sale of business	767	2,171	3,182	28,274
Strategic initiative	(35)	—	675	—
Russian currency translation write-off	1,885	—	1,885	—
Acquisition and integration	154	118	370	(368)
Goodwill impairment	—	—	38,480	—
Income tax effect of non-GAAP adjustments	(2,362)	(2,775)	(4,663)	(16,491)
Non-GAAP net income attributable to Itron, Inc.	$10,513	$9,452	$18,817	$44,043

Non-GAAP diluted EPS	$0.23	$0.21	$0.42	$0.99

Non-GAAP weighted average common shares outstanding - Diluted	45,330	45,506	45,267	44,330

TOTAL COMPANY RECONCILIATIONS	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2022	2021	2022	2021
ADJUSTED EBITDA
GAAP net income (loss) attributable to Itron, Inc.	$4,117	$(1,869)	$(31,944)	$(22,389)
Interest income	(801)	(352)	(1,367)	(1,326)
Interest expense	1,679	2,628	4,931	27,107
Income tax provision	473	1,136	4,973	5,581
Debt extinguishment	—	—	—	11,681
Depreciation and amortization	17,361	21,333	50,612	64,252
Restructuring	(1,272)	958	(11,097)	(830)
Loss on sale of business	767	2,171	3,182	28,274
Strategic initiative	(35)	—	675	—
Russian currency translation write-off	1,885	—	1,885	—
Goodwill impairment	—	—	38,480	—
Acquisition and integration	154	118	370	(368)
Adjusted EBITDA	$24,328	$26,123	$60,700	$111,982

FREE CASH FLOW
Net cash provided by operating activities	$14,874	$18,467	$37,530	$141,147
Acquisitions of property, plant, and equipment	(4,223)	(7,305)	(14,886)	(27,781)
Free Cash Flow	$10,651	$11,162	$22,644	$113,366

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

Interest Rate Risk
We may be exposed to interest rate risk through our variable rate debt instruments, namely the multicurrency revolving line of credit. At September 30, 2022, we had no outstanding variable rate debt.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future if we were to have variable rate debt outstanding.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. Revenues denominated in functional currencies other than the U.S. dollar were 28% and 31% of total revenues for the three and nine months ended September 30, 2022 compared with 36% and 38% for the same respective periods in 2021. These transactions expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third-party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of September 30, 2022, a total of 32 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar and various other currencies, with notional amounts ranging from $135,000 to $57.8 million. Based on a sensitivity analysis as of September 30, 2022, we estimate that, if foreign currency exchange rates average 10 percentage points higher in 2022 for these financial instruments, our financial results in 2022 would not be materially impacted.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:    Controls and Procedures

Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2022, the Company's disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal controls over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable.

(b)Not applicable.

(c)Issuer Repurchase of Equity Securities.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				In thousands
July 1, 2022 through July 31, 2022	—	$—	—	$75,000
August 1, 2022 through August 31, 2022	—	—	—	75,000
September 1, 2022 through September 30, 2022	—	—	—	75,000
Total	—		—

(1)Effective November 1, 2021, Itron's Board of Directors authorized a share repurchase program of up to $100 million of Itron's common stock over an 18-month period. Repurchases are made in the open market or in privately negotiated transactions and in accordance with applicable securities laws.
(2)Excludes commissions.

Item 5:    Other Information

(a)No information was required to be disclosed in a report on Form 8-K during the third quarter of 2022 that was not reported.

(b)Not applicable.

Item 6:    Exhibits

Exhibit Number	Description of Exhibits
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Itron, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITRON, INC.

November 3, 2022	By:	/s/ JOAN S. HOOPER
Date		Joan S. Hooper
Senior Vice President and Chief Financial Officer