Form 10-K
period 2022-12-31
ITRON, INC.
filed 2023-02-27
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
As of June 30, 2022 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the NASDAQ Global Select Market) was $2,208,007,305.
As of February 22, 2023, there were outstanding 45,294,966 shares of the registrant's common stock, no par value, which is the only class of common stock of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 11, 2023.

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

General

Itron is a leader in enabling utilities and cities to safely, securely and reliably deliver critical infrastructure solutions to communities around the world. Our proven platform enables smart networks, software, services, devices and sensors to help our customers better manage their operations in the energy, water, and smart city spaces. We are among the leading technology and services companies offering end-to-end device solutions, networked solutions, and outcomes-based products and services to the utility and municipal sectors. Our comprehensive offerings control, measure, monitor, and provide data analytics and services that enable utilities and municipalities to manage their critical resources responsibly and efficiently.

We have over 40 years of experience supporting utilities and municipalities in the management of their data and critical infrastructure needs and we have delivered continuous innovation to help drive the industry forward. Incorporated in 1977 with a focus on meter reading services and technology, we entered the electricity meter manufacturing business with the acquisition of Schlumberger Electricity Metering in 2004. In 2007, we expanded our presence in global meter manufacturing and systems with the acquisition of Actaris Metering Systems SA. In 2017, we completed our acquisition of Comverge, which enabled us to offer integrated cloud-based demand response, energy efficiency, and customer engagement solutions. In 2018, we strengthened our ability to deliver a broader set of solutions and to increase the pace of growth and innovation in the utility, smart city, and broader Industrial Internet of Things (IIoT) markets with the acquisition of Silver Spring Networks, Inc. (SSNI).

Looking forward, we will continue to innovate and support open standards and maintain a device and transport agnostic platform that enables our customers to meet their needs either directly or via our ecosystem of partners. We support a worldwide network of connected devices, and we will continue to develop more applications, new opportunities, and value-added outcomes for our customers in the future.

The following is a discussion of our solutions, markets, and operating segments. Refer to Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8: Financial Statements and Supplementary Data for specific segment results.
Our Business

The way the world manages energy and water will be one of the defining actions of this century. At Itron, we are committed to creating a more resourceful world—one where energy, water, and city resources are managed safely, securely, and reliably, to help improve day-to-day life and promote the well-being of people around the world. We invent new ways for cities and utilities to work together so they can use data captured by our intelligent endpoints, sensors, and systems to cost-effectively leverage their infrastructure to deliver multiple services and applications on a reliable, intelligent platform capable of serving all their customers.

Itron helps our customers adapt to a rapidly changing world and to address a number of macro trends, including:
•Infrastructure – such as aging utility infrastructure, grid security, safety, asset monitoring and management, and incorporating the proliferation of distributed energy resources, such as electric vehicles, renewable energy and storage, into the grid
•Environmental – such as extreme weather, resource scarcity, and demand for sustainability and decarbonization
•Social – such as enhanced customer experience, critical need consumers, privacy, urbanization, population increase, and the management of "big data" and incorporating IIoT technology into their existing operations

Our solutions include smart networks, software, services, devices, sensors, and data analytics upon a platform that allows our customers to not only address the changing macro trends listed above but also to address pressing industry challenges to better manage and control assets, intelligently benchmark, secure revenue, lower operational costs, improve customer service, develop new business models and revenue streams, improve safety, and enable efficient management of valuable resources. Our comprehensive solutions and data analytics also help our customers address operational issues including increasing demand on resources, non-technical loss, leak detection, environmental and regulatory compliance, integrating renewable and distributed energy sources, and improving operational reliability.

Itron solutions include technology, software, and services delivered as part of a standalone, one-time purchase or end-to-end solution over multiple years. The portfolio includes hardware products used for measurement, control, or sensing, with and without communications capability; a combination of endpoints and network infrastructure with embedded intelligence that is designed and sold as a complete solution to acquire and transport application-specific data; distribution automation - intelligent communication for the modern grid allowing secure, low-voltage distribution-system automation and control; distributed energy resource management (DERMs) to connect, analyze, and optimize distributed energy resources; and value-added services, software, and products that organize, analyze, and interpret data to gain insights, make decisions, and inform actions. We also offer managed services, Software-as-a-Service (SaaS), Network-as-a-Service (NaaS), technical support services, licensed hardware technology, and consulting services.

Industry Drivers
Utility and municipalities are undergoing an evolution in affordability, reliability and sustainability impacting how they operate critical infrastructure, manage scarce resources, address impacts of climate disruption, and interact with their customers. Efficiently managing resources within energy, water, and cities is a top priority globally, as increasing populations and resource consumption along with extreme weather events continue to stress an aging infrastructure. The growing demand for energy, water, and municipal services coupled with the proliferation of renewable energy sources, smart communicating devices, sensors, and multiple data-producing technologies as well as the growing need to manage distributed energy resources is forcing providers to rethink how they operate and service their communities. This evolution comes at a time when utilities and municipalities are challenged by cost constraints, regulatory requirements, environmental concerns, safety, and resource scarcity. Itron provides its customers with solution-based offerings to safely, securely, and reliably optimize their critical infrastructure to improve the efficiency of their services and to better understand their customers and peers with near real-time knowledge of their resource usage. An added benefit of our solutions is that a utility or municipality can empower its customers to understand and have control over their resource usage, allowing for better management and conservation of valuable resources.

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

Networked Solutions – This segment primarily includes a combination of communicating devices (e.g., smart meters, modules, endpoints, and sensors), network infrastructure, and associated application software designed and sold as a complete solution for acquiring and transporting robust application-specific data. Networked Solutions includes products and software for the implementation, installation, and management of communicating devices and data networks. The Industrial Internet of Things (IIoT) solutions supported by this segment include automated meter reading (AMR), advanced metering infrastructure (AMI), distributed energy resource management (DERMs), smart grid and distribution automation, smart street lighting, and an ever-growing set of smart city applications such as traffic management, smart parking, air quality monitoring, electric vehicle charging, customer engagement, digital signage, acoustic (e.g., gunshot) detection, and leak detection and mitigation for both gas and water systems. Our IIoT platform allows all these utility and smart city applications to be run and managed on a single, multi-purpose network.

Outcomes – This segment primarily includes our value-added, enhanced software and services in which we manage, organize, analyze, and interpret raw, anonymized and aggregated data to improve decision making, maximize operational profitability, drive resource efficiency, improve grid analytics, and deliver results for consumers, utilities, and smart cities. Outcomes supports high-value use cases such as data management, grid operations, distributed intelligence, operations management, gas distribution and safety, water operations management, revenue assurance, DERMs, energy forecasting, consumer engagement, smart payment, and fleet energy resource management. Utilities leverage these outcomes to capitalize on the power of networks and devices, empower their workforce, maximize their operations and enhance the customer experience. The revenues from these offerings are primarily recurring in nature and would include any direct management of Device Solutions, Networked Solutions, and other products on behalf of our end customers.

Bookings and Backlog of Orders
Bookings for a reported period represent customer contracts and purchase orders received during the period for hardware, software, and services that have met certain conditions, such as regulatory and/or contractual approval. Total backlog represents committed but undelivered products and services for contracts and purchase orders at period-end. Twelve-month backlog represents the portion of total backlog that reflects our understanding of customer's desired deployment over the next 12 months. The actual revenue recognized and timing of revenue earned from backlog may vary based on actual currency rates at the time of shipment, supply constraints, and adjusted customer project timing. Backlog is not a complete measure of our future revenues as we also receive significant book-and-ship orders, as well as frame contracts. Bookings and backlog may fluctuate significantly due to the timing of large project awards. In addition, annual or multi-year contracts are subject to rescheduling due to the long-term nature of the contracts. Certain of our customers have the right to cancel contracts, but we do not have a history of any significant cancellations. Beginning total backlog, plus bookings, minus revenues, will not equal ending total backlog due to miscellaneous contract adjustments, foreign currency fluctuations, and other factors. Total bookings and backlog include certain contracts with a termination for convenience clause, which will not agree to the total transaction price allocated to the remaining performance obligations disclosed in Part II, Item 8: Financial Statements and Supplementary Data, Note 17: Revenues.

Year Ended	Total Bookings	Total Backlog	12-Month Backlog
In millions
December 31, 2022	$2,505	$4,619	$2,052
December 31, 2021	2,755	4,017	1,539
December 31, 2020	2,213	3,259	1,204

Our total backlog, as of December 31, 2021, included $64.7 million of backlog related to the sale of certain Gas product lines from our Device Solutions manufacturing and business operations in Europe and North America to Dresser Utility Solutions (Dresser). At transaction close on February 28, 2022, $55.7 million of this backlog was transferred to Dresser. For more information on the transaction refer to Part II, Item 8: Financial Statements and Supplementary Data, Note 18: Sale of Businesses.

Sales and Distribution
We use a combination of direct and indirect sales channels to access our customers. A direct sales force is utilized for our larger customers, with which we have long-established relationships. This direct sales force is focused on solution selling, solving problems and business challenges, and delivering valuable outcomes to our utility and smart city customers. For smaller utilities and most municipalities, we typically use an indirect sales channel that extends the reach of Itron's solutions by empowering trusted partners with the right tools, training, and technology to grow their business, deliver results, and help these customers better manage energy and water. These channels consist of distributors, agents, partners, and meter manufacturer representatives.
No single customer represented more than 10% of total revenues for the years ended December 31, 2022, 2021, and 2020. Our 10 largest customers in each of the years ended December 31, 2022, 2021, and 2020, accounted for approximately 32%, 25%, and 33% of total revenues.
Manufacturing
Our products require a wide variety of components and materials, which are subject to price and supply fluctuations. We enter into typical contracts in the ordinary course of business, which can include purchase orders for specific quantities based on market prices, as well as open-ended agreements that provide for estimated quantities over an extended shipment period, typically up to one year at an established unit cost. Although we have multiple sources of supply for many of our material requirements, certain components and raw materials are supplied by limited or sole-source vendors, and our ability to perform certain contracts depends on the availability of these materials. Refer to Item 1A: Risk Factors for further discussion related to manufacturing and supply risks.

Our manufacturing facilities are located throughout the world, an overview of which is presented in Item 2: Properties. While we manufacture and assemble a portion of our products, we outsource the manufacturing of many products and sub-assemblies to various manufacturing partners and strive to create an efficient and cost-effective structure. This approach allows us to reduce the costs related to our manufacturing overhead and inventory and also allows us to adjust more quickly to changing customer demand. These manufacturing partners assemble our sub-assemblies and products using design specifications, quality assurance programs, and standards that we establish and procure components and assemble our products based on demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions, as adjusted for overall market conditions.
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

Research and Development
Our research and development is focused on both improving existing technology and developing innovative new technology for critical infrastructure in electricity, natural gas, water, heat, smart city, and DERMs verticals. This includes endpoints, sensing and control devices, data collection software, communication technologies, data warehousing, software applications, and the IIoT. We invested approximately $185 million, $197 million, and $194 million in research and development in 2022, 2021 and 2020, which represented 10% of total revenues for 2022 and 2021 and 9% of total revenues for 2020. Refer to Item 1A: Risk Factors for further discussion related to costs of developing competitive products and services.

Human Capital
As of December 31, 2022, we had 5,477 people in our workforce, including 4,822 permanent employees. We have not experienced significant employee work stoppages and our employee relations are deemed to be good.

We are an equal opportunity employer, and we promote a culture of inclusion and diversity. We monitor our progress through various programs and policies. We offer wages and a range of company-paid benefits we believe are competitive with other companies in our industry and in the markets we serve.

The table below provides the breakdown of our employees by region and self-identified gender:

	As of December 31, 2022
Region	Male	Female	Total Number of Employees	Percentage of Total Employees
Americas	1,728	721	2,449	51%
Europe, Middle East and Africa	942	512	1,454	30%
Asia Pacific & Other	728	191	919	19%
Total (1)	3,398	1,424	4,822
(1) These numbers do not include contingent workers (655 as of December 31, 2022).

Competition
We enable utilities and cities to safely, securely, and reliably deliver critical infrastructure services to communities around the world. Our portfolio of smart networks, software, services, meters, and sensors help our customers better manage energy, water, and city infrastructure resources for the people they serve. Consequently, we operate within a large and complex competitive landscape, and our competitors range from small companies to large, established corporations. Some of our competitors have diversified product portfolios and participate in multiple geographic markets, while others focus on specific regional markets and/or certain types of products, including some low-cost suppliers of devices based in Asia. Our primary competitors include LM Ericsson Telephone Company, Landis+Gyr, Mueller Water Products, and Xylem, Inc. (formerly Sensus).

We believe that our competitive advantage is based on our in-depth knowledge of the industries we serve, our capacity to innovate, and our ability to provide complete end-to-end integrated solutions. We also differentiate ourselves with an intelligent IIoT platform that is solution, device, and transport agnostic—a platform that can be backwards compatible, able to run a multitude of applications and solutions, is highly secure, fully integrated into our portfolio, highly interoperable, captures relays, and leverages high-resolution data for near real-time decision making. The platform involves an ever-growing, diverse ecosystem of partners and third-party developers who can create and deploy specific point solutions creating greater value for our customers.

We are a global leader in the IIoT category; an industry leader in communication modules deployed; a leading industry innovator; a leader of energy and water end-to-end solutions; and a global leader in endpoints under managed services. We continue to serve our established customer relationships and expand upon our track record of delivering reliable, accurate, and long-lived products and services.

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

Intellectual Property
Our patents and patent applications cover a range of technologies that relate to standard metering, smart metering solutions and technology, meter data management software, knowledge application solutions, and IIoT. We also rely on a combination of copyrights, trademarks, and trade secrets to protect our products and technologies. Disputes over the ownership, registration, and enforcement of intellectual property rights arise in the ordinary course of our business. While we believe patents and trademarks are important to our operations and, in aggregate, constitute valuable assets, no single patent or trademark, or group of patents or trademarks, is critical to the success of our business. We license some of our technology to other companies, some of which are our competitors.
Governmental Regulations
In the ordinary course of our business, we are impacted by many governmental regulations, including environmental regulations. We believe that we are materially in compliance with all federal, state, and local governmental laws, rules, and regulations applicable to the operation of our business. There are no known regulations pending that will have a substantial adverse impact on our business, revenue, earnings, or cash flows. However, if new or amended laws or regulations impose significant operational restrictions and compliance requirements upon the Company or its products, the Company's business, capital expenditures, results of operations, financial condition and competitive position could be altered.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below are the names, ages, and titles of our executive officers as of February 27, 2023.

Name	Age	Position
Thomas L. Deitrich	56	President and Chief Executive Officer
Joan S. Hooper	65	Senior Vice President and Chief Financial Officer
Michel C. Cadieux	65	Senior Vice President, Human Resources
Justin K. Patrick	50	Senior Vice President, Device Solutions
John F. Marcolini	50	Senior Vice President, Networked Solutions
Donald L. Reeves	55	Senior Vice President, Outcomes
Christopher E. Ware	54	Vice President, General Counsel and Corporate Secretary

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

Christopher E. Ware is Vice President, General Counsel and Corporate Secretary. Mr. Ware has more than 25 years of experience as a senior legal advisor and business executive. He joined Itron in March 2021 as Associate General Counsel and Chief Compliance Officer. In March 2022, he was promoted to Vice President, Legal and Corporate Secretary. In this role, he is responsible for Itron's corporate governance, business legal solutions, and risk management. Prior to joining Itron, Mr. Ware served as Executive Director and General Manager at Johnson Controls International (JCI) from 2018 to 2021. Before that position, Mr. Ware occupied numerous senior legal roles within JCI from 2011 to 2018. He also held roles in the U.S. Attorney's Office, the Department of Justice, and several private law firms.

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

Our market is characterized by increasing complexity driven by evolving technology, increased regulatory pressures, and the emergence of new competitive products, all of which impact the way our products and services are designed, developed, marketed, and delivered. The shift in, and increasing complexity of, our products and services mix involves judgment and entails risks. In order to successfully design and develop more complex offerings, we must anticipate the right products, solutions, and technologies to meet estimated market demands. These estimates may prove wrong. Additionally, our complex offerings may contain defects when they are first introduced; their release may be delayed due to unforeseen difficulties during product and service design and development; or they may have reliability, quality, or compatibility problems. We may not be able to successfully design workarounds. Any shift in, or increased complexity of, our products and services mix may not be easily understood or adopted by our current or future customers, who may be reluctant to buy, or may delay purchases of, our products and services.

Additionally, our evolving products and services mix could cause us to incur substantial additional costs if we need to materially improve our manufacturing infrastructure, develop new systems to deliver our services, or fundamentally change the way in which we deliver services. Also, if one of our new offerings were competitive to our prior offerings and represented an adequate or superior alternative, customers could decide to abandon prior offerings that produce higher revenue or better margins than the new offering. Therefore, the adaptation to new technologies or standards or the development and launch of new products or services could result in lower revenue, lower margins, and/or higher costs, which could unfavorably impact our financial performance.

Delays in the availability of or shortages in raw materials and component parts used in the manufacture of our products, as well as freight, labor, and other ancillary cost increases, could unfavorably impact our revenues and results of operations.

We are impacted by the availability and prices of raw materials and component parts used in the manufacturing process of our products. Raw materials include purchased castings made of metal or alloys (such as brass, which uses copper as its main component, aluminum, stainless steel and cast iron), plastic resins, glass, and other electronic components, such as microprocessors and semiconductors. There are multiple sources for these raw materials and components, but we sometimes rely on single suppliers for certain of these materials. Our inability to obtain adequate supplies of raw materials and component parts at favorable prices could have a material adverse effect on our business, financial condition, or results of operations, including reduced revenue, lower profit margins, and delays in deliveries to customers, which could result in damages or penalties to be paid under the terms of certain of our customer contracts. Since we do not control the production of these raw materials and component parts, there may be delays caused by an interruption in the production or transportation of these materials for reasons that are beyond our control. World commodity markets, inflation, tariffs or embargoes may also affect the availability or prices of raw materials or component parts. Recently, inflation in our raw materials and component costs, freight charges, and labor costs have increased above historical levels, due to, among other things, the continuing impacts of the pandemic and the uncertain economic environment. Certain customer arrangements within our backlog may include previously committed pricing, and we may or may not be able to fully recover increased costs through pricing actions with these customers.

Our operations may be adversely impacted if key vendors, strategic partners, and other third parties fail to perform.

Certain of our products, subassemblies, and system components, including most of our circuit boards, are procured from limited or sole sources. We cannot be certain that we will not experience operational difficulties with these sources, including reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines, increases in manufacturing costs, vendors' access to capital, and increased lead times. Additionally, our manufacturers may experience disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters and pandemics, component or material shortages, cost increases, or other similar problems. Further, to minimize their inventory risk, our manufacturers may not order components from third-party suppliers with adequate lead time, thereby impacting our ability to meet our demand forecast. If we fail to manage our relationship with our manufacturers effectively, or if they experience operational difficulties, our ability to ship products to our customers and distributors could be impaired, and our competitive position and reputation could be harmed. If we receive shipments of products that fail to comply with our technical specifications or that fail to conform to our quality control standards, and if we are not able to obtain replacement products in a timely manner, we risk revenue losses from the inability to sell those products, increased administrative and shipping costs, and lower profitability. Additionally, if defects are not discovered until after consumers take delivery of our products, those customers could lose confidence in the technical attributes of our products, and our business could be harmed. Although arrangements with these partners may contain provisions for warranty expense reimbursement, we may remain responsible to the customer for warranty service in the event of product defects and could experience an unanticipated product defect or warranty liability. While we rely on partners to adhere to our supplier code of conduct, material violations of the supplier code of conduct could occur.

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

The impact of the pandemic on third parties on which we rely, such as our suppliers, contract manufacturers, distributors, and strategic partners, cannot be fully known or controlled by us. As a result, we have and will likely continue to experience difficulties sourcing components, sub-assemblies, outsourced finished goods, and other products and services. In particular, our ability to obtain adequate supply of semiconductor components has impacted our ability to service recovering customer demand. While we believe the current imbalance in supply and demand is temporal, the timeline to recovery is uncertain. Efforts are ongoing with suppliers to increase supply, including the approval of alternate sources. The impact of the COVID-19 pandemic on our customers and demand for our products is also uncertain. Due to resulting financial constraints, illness within their organizations, quarantine and travel restrictions placed upon our customers' employees, as well as individual actions our customers may take in response to the spread of COVID-19, our customers may have difficulty in making timely payments to us or may have an inability or unwillingness to purchase our products and services. Also, certain of our projects require regulatory approvals, and our customers may experience delays in regulatory approvals. Any of these effects may materially and adversely affect us.

We continue to take measures, both voluntary and as a result of government directives and guidance, to mitigate the effects of the COVID-19 pandemic on us and others. These measures have included, among others, restrictions on our employees' access to our physical work locations and the purchase of personal protective equipment. Additionally, we may implement the temporary closure or reduction in operations of certain of our facilities, either voluntarily or through imposed lockdowns, which is disruptive to our operations. We have also implemented measures to allow certain employees to work remotely, which may place a burden on our IT systems and may expose us to increased vulnerability to cyber-attack and other cyber-disruption. Many of these measures may result in incremental costs to us, and such costs may not be recoverable or adequately covered by our insurance. Further, any focus by our management on mitigating COVID-19 effects has required, and will continue to require, a large investment of time and resources, which may delay other value-add initiatives.

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

The full extent to which the COVID-19 pandemic impacts us depends on numerous evolving factors and future developments that we are not able to predict at this time, including: medical advancements to treat or stop the virus including the effectiveness, widespread availability, and application of any vaccine; governmental, business, and other actions, which could include limitations on our operations to provide products or services; the duration and severity of the outbreak, including resurgence, reinfections, or mutation of the virus, and the related limitations on our ability to conduct business; or the length of time and velocity at which we will return to more normalized operations. The impact of COVID-19 may also include possible impairment or other charges and may exacerbate other risks discussed herein, any of which could have a material effect on us. This situation continues to change, and additional impacts may arise that we are not aware of currently.

We face competition, which may result in a loss of market share or price erosion of our products and services.

We face competitive pressures from a variety of companies in each of the markets we serve. Some of our present and potential future competitors have, or may have, substantially greater financial, marketing, technical, or manufacturing resources and, in some cases, have greater name recognition, customer relationships, and experience. These competitors may sell products and services at lower prices in order to gain or grow market share, be able to respond more quickly to new or emerging technologies and changes in customer requirements, and may have made or make strategic acquisitions or establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers. Other companies may also drive technological innovation and develop products and services that are equal in quality and performance or superior to our products and services, which could reduce our market position, reduce our overall sales, and require us to invest additional funds in new technology development. In addition, our products and services may experience price erosion if low-cost providers expand their presence in our markets, improve their quality, or form alliances or cooperative relationships with our competitors, or if our products and services become commoditized. For example, some utilities may purchase meters separately from the communication devices. The specifications for such meters may require interchangeability, which could lead to further commoditization of the meter, thus driving prices lower and reducing margins. Pricing pressure is also driven by other events outside our control, to include movement away from manually read meters, government programs, and new construction. Should we fail to compete successfully with current or future competitors or to adequately manage pricing pressure, we could experience material adverse effects on our business, financial condition, results of operations, and cash flows.

If we cannot continue to invest in developing competitive products and services, we will not be able to compete effectively.

Our future success will depend, in part, on our ability to continue to develop, design and manufacture competitive products and services, enhance and sustain our existing products and services, keep pace with technological advances and changing customer requirements, gain international market acceptance, and manage other factors in the markets in which we sell our products and services. Product and service development will require continued investment to maintain our competitive position, and the periods in which we incur significant research and development costs may drive variability in our results of operations. We may not have the necessary capital, or access to capital at acceptable terms, to make these investments. We have made, and expect to continue to make, substantial investments in technology development. However, we may experience unforeseen problems in the development or performance of our technologies or products, which can prevent us from meeting our research and development schedules. New products often require certifications or regulatory approvals before the products can be used, and we cannot be certain our new products will be approved in a timely manner, or at all. Finally, we may not achieve market acceptance of our new products and services.

If we are unable to maintain a high level of customer satisfaction, demand for our products and services could suffer.

We believe our success depends on our ability to understand and address our customers' requirements and concerns. This includes our ability to effectively articulate and demonstrate to customers how our products and services meet their needs and to deliver our products timely as committed, with a sufficient level of quality. In addition, we continue to work toward easing general concerns about the safety and perceived health risks of using radio frequency communications, as well as privacy concerns of monitoring home appliance energy usage, which have had some adverse publicity in the past. If we were unable to overcome these real and perceived risks, we could face customer dissatisfaction, dilution of our brand, decreased overall demand for our services, and loss of revenue. In addition, our inability to meet customer performance, safety, and service expectations may damage our reputation and could consequently limit our ability to retain existing customers and attract new customers, which would adversely affect our ability to generate revenue and unfavorably impact our operating results.

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

We have significant inventory, intangible assets, long-lived assets, and goodwill that are susceptible to valuation adjustments as a result of changes in various factors or conditions, which could impact our results of operations and financial condition. Factors that could trigger an impairment of such assets include the following:
•reduction in the net realizable value of inventory, which becomes obsolete or exceeds anticipated demand
•changes in our organization or management reporting structure, which could result in additional reporting units, requiring greater aggregation or disaggregation in our analysis by reporting unit and potentially alternative methods/assumptions of estimating fair values
•underperformance relative to projected future operating results
•changes in the manner or use of the acquired assets or the strategy for our overall business
•unfavorable industry or economic trends
•decline in our stock price for a sustained period or decline in our market capitalization below net book value

Failure to attract and retain key personnel who are critical to the success of our business could unfavorably impact our ability to operate or grow our business.

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

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP). These principles are subject to interpretation by the SEC and various bodies formed to create and interpret appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a material effect on our reported results, as well as our processes and related controls, and may retroactively affect previously reported results.

Risks Related to Our Corporate Structure and Organization

Our indebtedness could restrict our operational flexibility and prevent us from raising additional capital or meeting our obligations under our debt instruments.

As of December 31, 2022, our total outstanding indebtedness was $460.0 million as described under Liquidity and Capital Resources. Our 2018 credit facility allows us to draw on a $500.0 million revolving line of credit. This indebtedness could have important consequences to us, including:
•increasing our vulnerability to general economic and industry conditions
•requiring a substantial portion of our cash flow used in operations to be dedicated to the payment of principal and interest, therefore reducing our liquidity and our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities
•requiring us to meet specified financial ratios, a failure of which may result in restrictions on us and our subsidiaries to take certain actions or result in the declaration of an event of default, which, if not cured or waived, could require acceleration of required payments against such indebtedness and result in cross defaults under our other indebtedness
•exposing us to the risk of increased market interest rates, and corresponding increased interest expense, as unhedged borrowings under the 2018 credit facility as amended (2018 credit facility) would be at variable rates of interest
•limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes

Our 2018 credit facility places restrictions on our ability, and the ability of many of our subsidiaries, dependent on meeting specified financial ratios, to, among other things:

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

If we were unable to meet our debt service obligations or to fund our other liquidity needs, we would need to restructure or refinance all or a portion of our debt, which could cause us to default on our debt obligations and impair our liquidity. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Even if refinancing indebtedness were available, any refinancing of our indebtedness could be at higher interest rates and may require us to comply with more onerous covenants that could further restrict our business operations.

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

In connection with the issuance of the Convertible Notes, we entered into convertible note hedge transactions with certain financial institutions, which we refer to as "hedge counterparties". We also entered into warrant transactions with the hedge counterparties pursuant to which we sold warrants for the purchase of our common stock. The convertible note hedge transactions are generally to reduce the potential dilution upon any conversion of Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be. The warrant transactions would separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the strike price of any warrants unless, subject to the terms of the warrant transactions, we elect to cash settle the warrants.

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

We cannot predict the effect, if any, that market sales of shares of our common stock or the availability of shares for sale will have on the prevailing trading price of our common stock from time to time. Sales of a substantial number of shares of our common stock could cause the price of our common stock to decline. In addition, a substantial number of shares of our common stock will be reserved for issuance upon conversion of the Convertible Notes. We may in the future also issue shares of common stock for financings, acquisitions, or equity incentives. If we issue additional shares of common stock in the future, such issuances would have a dilutive effect on the economic interest of our common stock.

Our strategy includes acquisitions, divestitures, and investments, which we may not be able to execute or integrate successfully.

In pursuing our business strategy, we may conduct discussions, evaluate companies, and enter into agreements regarding possible acquisitions, divestitures, or equity investments. We have completed acquisitions and may make investments in the future, both within and outside of the United States. We may also, if appropriate opportunities present themselves, make divestitures. Acquisitions, investments, and divestitures involve numerous risks such as the diversion of senior management's attention; unsuccessful integration of the acquired or disintegration of the divested entity's personnel, operations, technologies, and products; unidentified or identified but non-indemnified pre-closing liabilities that we may be responsible for; incurrence of significant expenses to meet an acquiree's customer contractual commitments; lack of market acceptance of new services and technologies; difficulties in operating businesses in international legal jurisdictions; or transaction-related or other litigation, and other liabilities. Failure to adequately address these issues could result in the diversion of resources and adversely impact our ability to manage our business. In addition, acquisitions and investments in third parties may involve the assumption of obligations, significant write-offs, or other charges associated with the acquisition or investment. Impairment of an investment, goodwill, or an intangible asset may result if these risks were to materialize. For investments in entities that are not wholly owned by Itron, such as joint ventures, a loss of control as defined by GAAP could result in a significant change in accounting treatment and a change in the carrying value of the entity. There can be no assurance that an acquired business will perform as expected, accomplish our strategic objectives, or generate significant revenues, profits, or cash flows. Any divestiture could result in disruption to other parts of our business, potential loss of employees or customers, exposure to unanticipated liabilities, or result in ongoing obligations and liabilities following any such divestiture. For example, in connection with a divestiture, we may enter into transition services agreements or other strategic relationships, including long-term commercial arrangements, sales arrangements, or agree to provide certain indemnities to the purchaser in any such transaction, which may result in additional expense and may adversely affect our financial condition and results of operations.

Our customer contracts are complex and contain provisions that could cause us to incur penalties, be liable for damages, and/or incur unanticipated expenses with respect to the functionality, deployment, operation, and availability of our products and services.

In addition to the risk of unanticipated warranty or recall expenses, our customer contracts may contain provisions that could cause us to incur penalties, be liable for damages including liquidated damages, or incur other expenses if we experience difficulties with respect to the functionality, deployment, operation, or availability of our products and services. Some of these contracts contain long-term commitments to a set schedule of delivery or performance and require us to deliver standby letters of credit or bonds as a guarantee to the customer for our future performance. If we fail in our estimated schedule or we fail in our management of the project, this may cause delays in completion. In the event of late deliveries, late or improper installations or operations, failure to meet product or performance specifications or other product defects, or interruptions or delays in our managed service offerings, our customer contracts may expose us to penalties, liquidated damages, and other liabilities. In the event we were to incur contractual penalties, such as liquidated damages or other related costs that exceed our expectations, our business, financial condition, and operating results could be materially and adversely affected. Additionally, if we were to determine that products and/or services to be delivered under a specific component of a customer contract would result in a loss due to expected revenues estimated to be less than expected costs, we could be required to recognize a reduction of revenue in the period we made such determination, and such reduction could be material to our results of operations.

We are subject to international business uncertainties, obstacles to the repatriation of earnings, and foreign currency fluctuations.

A portion of our revenues is derived from operations conducted outside the United States. International sales and operations may be subjected to risks such as the imposition of government controls, government expropriation of facilities, lack of a well-established system of laws and enforcement of those laws, access to a legal system free of undue influence or corruption, political instability, terrorist activities, restrictions on the import or export of critical technology, or adverse tax burdens.

Our business is also subject to foreign currency exchange rates fluctuations, particularly with respect to the euro, Canadian dollar, Indonesian rupiah, and Pound sterling, as well as various other currencies. Change in the value of currencies of the countries in which we do business relative to the value of the U.S. dollar or euro could affect our ability to sell products competitively and control our cost structure, which could have an adverse effect on our business, financial condition, and results of operations. Additionally, we are subject to foreign exchange translation risk due to changes in the value of foreign currencies in relation to our reporting currency, the U.S. dollar. The translation risk is primarily concentrated in the exchange rate between the U.S. dollar and the euro. As the U.S. dollar fluctuates against other currencies in which we transact business, revenue and income can be impacted, include revenue decreases due to unfavorable foreign currency impacts. Strengthening of the U.S. dollar relative to the euro and the currencies of the other countries in which we do business, could materially and adversely affect our ability to compete in international markets and our sales growth in future periods.

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

We have implemented multiple restructuring projects to improve our cost structure, and we may engage in similar restructuring activities in the future. These restructuring activities reduce our available employee talent, assets, and other resources, which could slow research and development, impact ability to respond to customers, increase quality issues, temporarily reduce manufacturing efficiencies, and limit our ability to increase production quickly. In addition, delays in implementing restructuring projects, unexpected costs, unfavorable negotiations with works councils or matters involving third-party service providers, our failure to retain key employees, changes in governmental policies or regulatory matters, adverse market conditions, or failure to meet targeted improvements could change the timing or reduce the overall savings realized from the restructuring project.

The successful implementation and execution of our restructuring projects are critical to achieving our expected cost savings as well as effectively competing in the marketplace and positioning us for future growth. If our restructuring projects were not executed successfully, it could have a material adverse effect on our competitive position, business, financial condition, cash flow, and results of operations.

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

The lenders of our 2018 credit facility include several participating financial institutions. Our revolving line of credit allows us to provide letters of credit in support of our obligations for customer contracts and provides additional liquidity. If our lenders were unable to honor their line of credit commitments due to the loss of a participating financial institution or other circumstance, we would need to seek alternative financing, which may not be under acceptable terms, and therefore could adversely impact our ability to successfully bid on future sales contracts and adversely impact our liquidity and ability to fund some of our internal initiatives or future acquisitions.

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

If we are unable to protect our information technology infrastructure and network against data corruption, cyber-based attacks or network security incidents caused by unauthorized access, we could be exposed to an increased risk of customer liability and reputational damage.

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

Security incidents that occur could expose us to an increased risk of lawsuits, loss of existing or potential customers, harm to our reputation, and increases in our security costs. Depending on the jurisdiction, security incidents could trigger notice requirements to impacted individuals and regulatory investigations leading to penalties and increased reputational harm.

Any such operational disruption and/or misappropriation of information could result in lost sales, unfavorable publicity, product recalls, or business delays and could have a material adverse effect on our business.

We rely on information technology systems that may fail to operate effectively, require upgrades and replacements, or experience breaches.

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

Certain of our interest rate derivatives and a portion of our indebtedness bear interest at variable interest rates, primarily based on LIBOR, which is subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. In July 2017, the Chief Executive of the U.K. Financial Conduct Authority (FCA), which regulates LIBOR, announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. However, on November 30, 2020, the ICE Benchmark Administration Limited announced its plan to extend the date that most U.S. LIBOR values would cease being computed from December 31, 2021 to June 30, 2023. Such announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed, and the timing of such discontinuation, modifications or other reforms to LIBOR is uncertain. However, the discontinuation of LIBOR as a reference rate will require any debt referencing LIBOR to be amended or modified to utilize an alternative reference rate, require an adjustment to the applicable margin and/or require adjustments to other terms or covenants, any of which may unfavorably impact borrowing costs. The 2018 credit facility was amended in the fourth quarter of 2022 to replace LIBOR with Term Secured Overnight Financing Rate (SOFR) plus a credit spread of 10 basis points.

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

The determination of pension plan expense, benefit obligation, and future contributions depends heavily on market factors such as the discount rate and the actual return on plan assets. We estimate pension plan expense, benefit obligation, and future contributions to these plans using assumptions with respect to these and other items. Changes to those assumptions could have a significant effect on future contributions, as well as on our annual pension costs and/or result in a significant change to shareholders' equity.

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

Beginning January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years, dependent upon the geography in which the expenditures are incurred. Although Congress has considered legislation that would defer, modify, or repeal the capitalization and amortization requirement, as of year-end no such deferral has been passed. The income tax provision has been prepared according to currently enacted tax legislation.

In August 2022, the Inflation Reduction Act was signed into law, which made a number of changes to the Internal Revenue Code, including adding a 1% excise tax on stock buybacks by publicly traded corporations and a 15% minimum tax on adjusted financial statement income of certain large companies. We are subject to the new 1% excise tax beginning January 1, 2023, but the amount will vary depending upon various factors. The 15% minimum tax only applies to corporations with average book income in excess of $1 billion, so is not currently applicable.

The Organization for Economic Cooperation and Development (OECD) guidance under the Base Erosion and Profit Shifting (BEPS) initiative aims to minimize perceived tax abuses and modernize global tax policy. The Anti-Tax Avoidance Directives (ATAD), issued by the Council of the European Union (EU), provide further recommendations for legislative changes under these tax policies. These BEPS recommendations and ATAD measures are being implemented through legislative changes in countries throughout the world. The OECD has also proceeded with the advancement under Action 1 ("Addressing the Tax Challenges of the Digital Economy") of the 'BEPS 2.0 initiative', which proposes further fundamental changes to the international tax system. This project includes a framework for providing taxing rights to jurisdictions based on the location of the consumer regardless of current physical presence of a company. A second component would implement a global minimum tax of 15%. On October 8, 2021, the G20/OECD Inclusive Framework on BEPS published a statement on the components of global tax reform agreed to by most member countries. The key components would allocate a portion of profits of the largest businesses amongst their markets, curtail new digital services taxes, and introduce a new global minimum tax of 15%. On December 20, 2021, the OECD released model rules to guide countries on implementing and calculating the 15% global minimum tax, and on December 12, 2022, the EU member states agreed to implement the OECD Pillar 2 global minimum tax rate of 15% on companies with revenues of at least 750 million euro, which would go into effect in 2024. Certain countries including the United Kingdom, Switzerland, Canada, Australia, and South Korea are actively considering changes to their tax laws to adopt certain parts of the OECD's proposals. These components do not result in any financial impact until enacted. The Company is monitoring developments and additional details as they are released to determine the impacts these new components will have on our business.

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

Item 1B:Unresolved Staff Comments

None.

Item 2:    Properties
We own our headquarters facility, which is located in Liberty Lake, Washington.
The following table lists our major manufacturing facilities by region and location as of December 31, 2022:

Region	Location	Square Footage
North America	Oconee, SC (O) Waseca, MN (L)	325,840 110,000
Europe, Middle East, and Africa	Chasseneuil, France (O) Macon, France (O) Massy, France (L) Oldenburg, Germany (L) Asti, Italy (O)	160,027 203,513 64,357 90,212 55,834
Asia/Pacific	Bekasi, Indonesia (O)	113,222

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

In conjunction with the Actaris S.p.A. (Actaris) acquisition in April 2007, Itron assumed Actaris’s environmental cleanup liability and the related legal recourse for the Frosinone site in Italy. This site was originally owned and operated by Schlumberger before Schlumberger contributed it to Actaris in the course of the spin off of Actaris from Schlumberger Industries S.p.A on August 1, 2001. Since 2001, Schlumberger has fully reimbursed Actaris, and Itron as successor to Actaris’s interests, for the Frosinone site remediation costs pursuant to an indemnification agreement. In December 2022, Itron was presented with a remediation plan, which addressed the water contamination issues, with an estimated cost of $1.9 million. Schlumberger will fully reimburse Itron. The proposal will be submitted to the Italian Authorities in the first quarter of 2023.

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
Performance Graph
The following graph compares the five-year cumulative total return to shareholders on our common stock with the five-year cumulative total return of our peer group of companies used for the year ended December 31, 2022, peer group of companies used for the year ended December 31, 2021, and the NASDAQ Composite Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Itron, Inc., the NASDAQ Composite Index, and Peer Groups

$350
$300
$250
$200
$150
$100
$50
$0
12/2017
12/2018
12/2019
12/2020
12/2021
12/2022
Itron, Inc.
NASDAQ Composite
2021 Peer Group
2022 Peer Group

* $100 invested on December 31, 2017, in stock or index, including reinvestment of dividends.
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
The above presentation assumes $100 invested on December 31, 2017 in the common stock of Itron, Inc., the peer groups, and the NASDAQ Composite Index, with all dividends reinvested. With respect to companies in the peer groups, the returns of each such corporation have been weighted to reflect relative stock market capitalization at the beginning of each annual period plotted. The historical stock prices shown above for our common stock are not necessarily indicative of future price performance.

Each year, we reassess our peer group to identify global companies that are either direct competitors or have similar industry and business operating characteristics. Our 2022 peer group includes the following publicly traded companies: LM Ericsson Telephone Company, Landis+Gyr, Mueller Water Products, and Xylem, Inc. (formerly Sensus). Our 2021 peer group includes the following publicly trade companies: Badger Meter, Inc., Landis+Gyr, Mueller Water Products, and Xylem, Inc. (formerly Sensus).

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				In thousands
October 1, 2022 through October 31, 2022	—	$—	—	$75,000
November 1, 2022 through November 30, 2022	—	—	—	75,000
December 1, 2022 through December 31, 2022	—	—	—	75,000
Total	—		—

(1)Effective November 1, 2021, Itron's Board of Directors authorized a new share repurchase program of up to $100 million of Itron's common stock over an 18-month period. Repurchases are made in the open market or in privately negotiated transactions and in accordance with applicable securities laws.
(2)    Excludes commissions.

Holders
At February 22, 2023, there were 152 holders of record of our common stock.

Dividends
Since the inception of the Company, we have not declared or paid cash dividends. We intend to retain future earnings for the development of our business and do not anticipate paying cash dividends in the foreseeable future.

Item 6:     [Reserved]

Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis compares the change in the consolidated financial statements for fiscal years 2022 and 2021 and should be read in conjunction with Item 8: Financial Statements and Supplementary Data. For comparisons of fiscal years 2021 and 2020, see our Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2021 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on February 28, 2022, and incorporated herein by reference.
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

Networked Solutions – This segment primarily includes a combination of communicating devices (e.g., smart meters, modules, endpoints, and sensors), network infrastructure, and associated application software designed and sold as a complete solution for acquiring and transporting robust application-specific data. Networked Solutions includes products and software for the implementation, installation, and management of communicating devices and data networks. The Industrial Internet of Things (IIoT) solutions supported by this segment include automated meter reading (AMR), advanced metering infrastructure (AMI), distributed energy resource management (DERMs), smart grid and distribution automation, smart street lighting, and an ever-growing set of smart city applications such as traffic management, smart parking, air quality monitoring, electric vehicle charging, customer engagement, digital signage, acoustic (e.g., gunshot) detection, and leak detection and mitigation for both gas and water systems. Our IIoT platform allows all these utility and smart city applications to be run and managed on a single, multi-purpose network.

Outcomes – This segment primarily includes our value-added, enhanced software and services in which we manage, organize, analyze, and interpret raw, anonymized and aggregated data to improve decision making, maximize operational profitability, drive resource efficiency, improve grid analytics, and deliver results for consumers, utilities, and smart cities. Outcomes supports high-value use cases such as data management, grid operations, distributed intelligence, operations management, gas distribution and safety, water operations management, revenue assurance, DERMs, energy forecasting, consumer engagement, smart payment, and fleet energy resource management. Utilities leverage these outcomes to capitalize on the power of networks and devices, empower their workforce, maximize their operations and enhance the customer experience. The revenues from these offerings are primarily recurring in nature and would include any direct management of Device Solutions, Networked Solutions, and other products on behalf of our end customers.

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

Non-GAAP Measures
To supplement our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States (GAAP), we use certain adjusted or non-GAAP financial measures, including non-GAAP operating expense, non-GAAP operating income, non-GAAP net income, non-GAAP diluted earnings per share (EPS), adjusted EBITDA, free cash flow, and constant currency. We provide these non-GAAP financial measures because we believe they provide greater transparency and represent supplemental information used by management in its financial and operational decision making. We exclude certain costs in our non-GAAP financial measures as we believe the net result is a measure of our core business. We believe these measures facilitate operating performance comparisons from period to period by eliminating potential differences caused by the existence and timing of certain expense items that would not otherwise be apparent on a GAAP basis. Non-GAAP performance measures should be considered in addition to, and not as a substitute for, results prepared in accordance with GAAP. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Our non-GAAP financial measures may be different from those reported by other companies.

In our discussions of the operating results below, we may refer to the impact of foreign currency exchange rate fluctuations, which are references to the differences between the foreign currency exchange rates we use to convert operating results from local currencies into U.S. dollars for reporting purposes. We also use the term "constant currency", which represents results adjusted to exclude foreign currency exchange rate impacts. We calculate the constant currency change as the difference between the current period results translated using the current period currency exchange rates and the comparable prior period's results restated using current period currency exchange rates. We believe the reconciliations of changes in constant currency provide useful supplementary information to investors in light of fluctuations in foreign currency exchange rates.

Refer to the Non-GAAP Measures section below on pages 43-46 for information about these non-GAAP measures and the detailed reconciliation of items that impacted non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income, non-GAAP diluted EPS, adjusted EBITDA, and free cash flow in the periods presented.

Total Company Highlights

Highlights and significant developments for the year ended December 31, 2022 compared with the year ended December 31, 2021

•Revenues were $1.8 billion compared with $2.0 billion last year, a decrease of $186.0 million, or 9%
•Gross margin was 29.1% compared with 28.9% last year
•Operating expenses decreased $122.8 million, or 19%, compared with 2021
•Net loss attributable to Itron, Inc. was $9.7 million compared with $81.3 million in 2021
•GAAP loss per share was $0.22 compared with loss per share of $1.83 in 2021
•Non-GAAP net income attributable to Itron, Inc. was $51.0 million compared with $78.1 million in 2021
•Non-GAAP diluted EPS was $1.13 compared with $1.75 in 2021
•Adjusted EBITDA decreased $20.1 million, or 17%, to $95.1 million compared with adjusted EBITDA of $115.2 million in 2021
•Total backlog was $4.6 billion, and 12-month backlog was $2.1 billion at December 31, 2022, compared with $4.0 billion and $1.5 billion at December 31, 2021

Goodwill Impairment
As the result of increases in raw material, component, labor and other costs, coupled with a decrease in forecasted revenue within the Device Solutions operating segment and reporting unit, which we determined during the second quarter of 2022, we performed an interim goodwill impairment test. At the conclusion of the test, a goodwill impairment of $38.5 million was recognized in our Corporate unallocated segment as of June 30, 2022. No interim impairment test was determined to be necessary for the Networked Solutions or Outcomes reporting units. Refer to Item 8: Financial Statements and Supplementary Data, Note 1: Summary of Significant Accounting Policies for a description of our reporting units and our method used to determine the fair values of our reporting units and to determine the amount of any goodwill impairment.

Stock Repurchase Program
Effective November 1, 2021, Itron's Board of Directors authorized a share repurchase program of up to $100 million of our common stock over an 18-month period (the 2021 Stock Repurchase Program). Repurchases are made in the open market or in privately negotiated transactions, and in accordance with applicable securities laws. During the first quarter of 2022, we repurchased 279,968 shares of our common stock under the 2021 Stock Repurchase Program. The average price paid per share was $60.60 (excluding commissions) for a total of $17.0 million. No shares were repurchased for the remainder of 2022. Following the announcement of the program and through 2022, we repurchased 405,282 shares at an average price paid per share of $61.67 (excluding commissions) for total of $25.0 million. As of December 31, 2022, we are authorized to repurchase up to an additional $75 million before May 1, 2023.

Sale of Business
On November 2, 2021, Itron entered into a definitive securities and asset purchase agreement to sell certain Gas product lines from our Device Solutions manufacturing and business operations in Europe and North America to Dresser Utility Solutions (Dresser). The sale included one German subsidiary – Itron GmbH along with its business operations, personnel, and the owned manufacturing facility in Karlsruhe; the business operations, personnel, and assets associated with the leased manufacturing facility in Argenteuil, France; and the business and manufacturing assets maintained at one of our contract manufacturers in North America. The base sale price of this divestiture was $75.0 million, with adjustments for (1) pension liabilities assumed by Dresser for related active employees and (2) the final working capital balance. Cash proceeds from the sale were $55.9 million.

The transaction closed on February 28, 2022. The final sales price and loss on sale were determined after the finalization of the working capital adjustment, recognized in the fourth quarter of 2022. As of December 31, 2021, we recognized a pre-tax impairment loss of $34.4 million as well as $3.1 million for professional services in conjunction with the planned sale to Dresser (classified within loss on sale of businesses within the Consolidated Statements of Operations). In determining the amount of the impairment loss for the assets of this transaction during the fourth quarter of 2021, we included $59.7 million of accumulated foreign currency translation losses and $0.9 million in unrealized loss on defined benefit pension plans, both classified within accumulated other comprehensive income (AOCI). Upon closing of the sale transaction in the first quarter of 2022, the then outstanding amounts in AOCI were reclassified to net income through loss on sale of businesses for a total of $55.4 million, with a corresponding reversal of the impairment loss originally booked in the fourth quarter of 2021. The difference between the amounts included for the impairment loss in the fourth quarter of 2021 and the first quarter of 2022 was driven by the change in the euro to U.S. dollar exchange rate, and operating results for the period owned in 2022.

In the first quarter of 2022, we recognized additional loss of $2.2 million related to changes in the working capital balances and additional professional services. In the second quarter of 2022, the loss increased by $0.2 million for professional services related to the divestiture. In the third quarter of 2022, we recognized additional loss of $0.8 million related primarily to a true-up in the working capital balances. In the fourth quarter of 2022, we recognized additional loss of $0.3 million related to changes in the working capital balance and other charges related to the finalization of the transaction. We recognized a total loss of $3.5 million in 2022.

Credit Facility Amendment
On February 21, 2023, we entered into a sixth amendment to our credit facility that was initially entered on January 5, 2018 (the 2018 credit facility). This amendment modifies provisions to allow for the addback for debt covenant calculations of non-recurring cash expenses related to restructuring charges to be incurred during the quarter ended March 31, 2023. Refer to Item 8: Financial Statements and Supplementary Data, Note 6: Debt for further details.

2023 Restructuring Projects
On February 23, 2023, the Board of Directors of Itron approved a restructuring plan (the 2023 Projects). The 2023 Projects include activities that continue the Company's efforts to optimize its global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects are to be substantially complete by early 2025. Itron estimates pre-tax restructuring charges of $40-45 million. Of the total estimated charge, approximately 95% will result in cash expenditures, and the remainder to non-cash impairment charges. The majority of the expense will be recognized during the first quarter of 2023. Once the 2023 Projects are substantially completed, Itron estimates $14-17 million in annualized savings. Certain of Itron's employees are represented by unions or works councils, which requires consultation, and potential restructuring projects may be subject to regulatory approval, both of which could impact the timing of planned savings in certain jurisdictions.

Impact of COVID-19, Supply Chain Challenges, and the Conflict in Ukraine
The COVID-19 pandemic has had global economic impacts including disrupting customer demand and global supply chains, resulting in market volatility. The extent of the recent pandemic and its ongoing impact on our operations is volatile, but is being monitored closely by our management. New variants of the virus may cause previously lifted restrictions to be reinstated, which could result in more disruptions. As economies have reopened, global supply chains have struggled to keep pace with rapidly changing demand. The resulting supply constraints have manifested across a variety of areas including mechanical, electrical and logistics portions of the supply chain, which has impacted our ability to ship products in a timely manner. In particular, our ability to obtain adequate supply of semiconductor components has impacted our ability to service recovering customer demand. While we believe the current imbalance in supply and demand is temporal, the timeline to recovery is uncertain. Efforts are ongoing with suppliers to increase supply, including the approval of alternate sources. Recently, inflation in our raw materials and component costs, freight charges, and labor costs have increased above historical levels, due to, among other things, the continuing impacts of the pandemic and uncertain economic environment. We may or may not be able to fully recover these increased costs through pricing actions with our customers. At this time, we have not identified any significant decrease in long-term customer demand for our products and services. However, certain of our customer projects have experienced delay in deliveries, with revenue originally forecasted in prior periods shifting to future periods. For more information on risks associated with the COVID-19 pandemic, please see our risk in Part I, Item 1A: Risk Factors.

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

Total Company GAAP and Non-GAAP Highlights and Unit Shipments

	Year Ended December 31,
In thousands, except margin and per share data	2022	% Change	2021
GAAP
Revenues
Product revenues	$1,500,243	(11)%	$1,678,195
Service revenues	295,321	(3)%	303,377
Total revenues	1,795,564	(9)%	1,981,572

Gross profit	522,189	(9)%	573,169
Operating expenses	529,628	(19)%	652,468
Operating loss	(7,439)	91%	(79,299)
Other income (expense)	(8,304)	81%	(44,511)
Income tax benefit	6,196	(86)%	45,512
Net loss attributable to Itron, Inc.	(9,732)	88%	(81,255)

Non-GAAP(1)
Non-GAAP operating expenses	$463,766	(7)%	$497,604
Non-GAAP operating income	58,423	(23)%	75,565
Non-GAAP net income attributable to Itron, Inc.	50,987	(35)%	78,103
Adjusted EBITDA	95,071	(17)%	115,211

GAAP Margins and EPS
Gross margin
Product gross margin	26.5%		26.6%
Service gross margin	42.1%		41.6%
Total gross margin	29.1%		28.9%

Operating margin	(0.4)%		(4.0)%
Net loss per common share - Basic	$(0.22)		$(1.83)
Net loss per common share - Diluted	$(0.22)		$(1.83)

Non-GAAP EPS (1)
Non-GAAP diluted EPS	$1.13		$1.75

(1)These measures exclude certain expenses that we do not believe are indicative of our core operating results. See pages 43-46 for information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Definition of an Endpoint Under Management
An "endpoint under management" is a unique endpoint, or data from that endpoint, which Itron manages via our networked platform or a third party's platform that is connected to one or multiple types of endpoints. Itron's management of an endpoint occurs when on behalf of our client, we manage one or more of the physical endpoints, operating system, data, application, data analytics, and/or outcome deriving from this unique endpoint. Itron has the ability to monitor and/or manage endpoints or the data from the endpoints via Network-as-a-Service (NaaS), Software-as-a-Service (SaaS), and/or a licensed offering at a remote location designated by our client. Our offerings typically, but not exclusively, provide an Itron product or Itron certified partner product to our clients that has the capability of one-way communication or two-way communication of data that may include remote product configuration and upgradability. Examples of these offerings include our Temetra, OpenWay®, OpenWay® Riva and Gen X.

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

While the one-time sale of the platform and endpoints are primarily delivered via our Networked Solutions segment, our enhanced solutions, on-going monitoring, maintenance, software, analytics, and distributed intelligent applications are predominantly recognized in our Outcomes segment. We anticipate the opportunity to increase our penetration of Outcomes applications, software, and managed applications will increase as our endpoints under management increases. Management believes using the endpoints under management metric enhances insight to the strategic and operational direction of our Networked Solutions and Outcomes segments to serve clients for years after their one-time installation of an endpoint.

A summary of our endpoints under management is as follows:

	Year Ended December 31,
Units in thousands	2022	2021	2020
Endpoints under management	93,941	82,354	74,184

Results of Operations

Revenues and Gross Margin

The actual results of and effects of changes in foreign currency exchange rates on revenues and gross profit were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Year Ended December 31,
In thousands	2022	2021
Total Company
Revenues	$1,795,564	$1,981,572	$(70,849)	$(115,159)	$(186,008)
Gross profit	522,189	573,169	(15,348)	(35,632)	(50,980)

Revenues
Revenues decreased $186.0 million in 2022 compared with 2021. We have been unfavorably impacted by global component constraints, which limited our ability to fulfill customer demand, as well as the sale of certain Gas product lines from our Device Solutions manufacturing and business operations in Europe and North America to Dresser during the first quarter of 2022. Product revenues decreased $178.0 million in 2022 and service revenues decreased $8.1 million in 2022 as compared with 2021. Device Solutions decreased by $206.4 million; Networked Solutions increased by $26.6 million; and Outcomes decreased by $6.3 million when compared with the same period last year. Changes in currency exchange rates unfavorably impacted revenues by $70.8 million in 2022, primarily in Device Solutions.

No single customer represented more than 10% of total revenues for the years ended December 31, 2022 and 2021. Our 10 largest customers accounted for 32% of total revenues in 2022 and 25% of total revenues in 2021.

Gross Margin
Gross margin was 29.1% for 2022, compared with 28.9% in 2021. We were favorably impacted by product and solution mix partially offset by higher component costs and manufacturing inefficiencies in 2022 compared with 2021. Product sales gross margin decreased to 26.5% in 2022 from 26.6% in 2021. Gross margin on service revenues increased to 42.1% from 41.6% in 2021.

Refer to Operating Segment Results section below for further detail on total company revenues and gross margin.

Operating Expenses

The actual results of and effects of changes in foreign currency exchange rates on operating expenses were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Year Ended December 31,
In thousands	2022	2021
Total Company
Sales, general and administrative	$290,453	$300,520	$(13,013)	$2,946	$(10,067)
Research and development	185,098	197,235	(946)	(11,191)	(12,137)
Amortization of intangible assets	25,717	35,801	(730)	(9,354)	(10,084)
Restructuring	(13,625)	54,623	265	(68,513)	(68,248)
Loss on sale of businesses	3,505	64,289	(3,467)	(57,317)	(60,784)
Goodwill impairment	38,480	—	—	38,480	38,480
Total operating expenses	$529,628	$652,468	$(17,891)	$(104,949)	$(122,840)

Operating expenses decreased $122.8 million for the year ended December 31, 2022 as compared with the same period in 2021. This was due to a decrease of $68.2 million in restructuring related primarily to the 2021 Projects. The loss on sale of businesses of $64.3 million in 2021 includes the impairment resulting from the sale of certain Gas product lines from our Device Solutions manufacturing and business operations in Europe and North America to Dresser and an increase to the loss related to the 2020 Latin America divestiture. There was also a decrease of $12.1 million in research and development, $10.1 million in sales, general and administrative, and $10.1 million in amortization of intangible assets. The reduction in sales, general and administrative and research and development expenses were primarily driven by management's cost saving actions, as well as reductions in labor costs and variable compensation. The decreases were partially offset by $38.5 million in goodwill impairment, recognized in 2022. Refer to Item 8: Financial Statements and Supplementary Data, Note 5: Goodwill, Note 13: Restructuring, and Note 18: Sale of Businesses for more details.

Other Income (Expense)

The following table shows the components of other income (expense):

	Year Ended December 31,
In thousands	2022	% Change	2021
Interest income	$2,633	69%	$1,557
Amortization of prepaid debt fees	(3,499)	(81)%	(18,253)
Other interest expense	(3,225)	(69)%	(10,385)
Interest expense	(6,724)	(77)%	(28,638)
Other income (expense), net	(4,213)	(76)%	(17,430)
Total other income (expense)	$(8,304)	(81)%	$(44,511)

Total other income (expense) for the year ended December 31, 2022 was a net expense of $8.3 million compared with $44.5 million in 2021.

The change in other income (expense), net, for the year ended December 31, 2022 as compared with the same period in 2021 was primarily driven by 2021 activity: $12.2 million write-off of prepaid debt fees associated with the repayment of senior subordinated notes, $2.6 million in lower debt fee amortization, $11.7 million related to the extinguishment of debt in other income (expense), net, as well as lower interest costs of $5.4 million for bonds and $2.2 million for the term loan, with such borrowings fully repaid in 2021.

Income Tax Provision

Our income tax benefit was $6.2 million and $45.5 million for the years ended December 31, 2022 and 2021. Our tax rate for the year ended December 31, 2022 differed from the U.S. federal statutory tax rate of 21% due to losses in jurisdictions for which no benefit is recognized because of valuation allowances on deferred tax assets, the level of profit or losses in domestic and international jurisdictions, stock-based compensation, and uncertain tax positions. The 2021 tax benefit related largely to the release of a valuation allowance on U.S. foreign tax credit deferred tax assets that were utilized in 2021.

For additional discussion related to income taxes, refer to Item 8: Financial Statements and Supplementary Data, Note 11: Income Taxes.

Operating Segment Results

For a description of our operating segments, refer to Part I, Item 1: Business, Our Operating Segments included in this Annual Report on Form 10-K and the above Overview section. The following tables and discussion highlight significant changes in trends or components of each operating segment:

	Year Ended December 31,
In thousands	2022	% Change	2021
Segment revenues
Device Solutions	$438,710	(32)%	$645,104
Networked Solutions	1,119,268	2%	1,092,631
Outcomes	237,586	(3)%	243,837
Total revenues	$1,795,564	(9)%	$1,981,572

	Year Ended December 31,
	2022		2021
In thousands	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment gross profit and margin
Device Solutions	$61,778	14.1%	$99,355	15.4%
Networked Solutions	361,975	32.3%	378,633	34.7%
Outcomes	98,436	41.4%	95,181	39.0%
Total gross profit and margin	$522,189	29.1%	$573,169	28.9%

	Year Ended December 31,
In thousands	2022	% Change	2021
Segment operating expenses
Device Solutions	$35,075	(17)%	$42,138
Networked Solutions	113,707	(8)%	124,199
Outcomes	52,189	17%	44,550
Corporate unallocated	328,657	(26)%	441,581
Total operating expenses	$529,628	(19)%	$652,468

	Year Ended December 31,
	2022		2021
In thousands	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment operating income (loss) and operating margin
Device Solutions	$26,703	6.1%	$57,217	8.9%
Networked Solutions	248,268	22.2%	254,434	23.3%
Outcomes	46,247	19.5%	50,631	20.8%
Corporate unallocated	(328,657)	NM	(441,581)	NM
Total operating loss and operating margin	$(7,439)	(0.4)%	$(79,299)	(4.0)%

Device Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Device Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Year Ended December 31,
In thousands	2022	2021
Device Solutions Segment
Revenues	$438,710	$645,104	$(55,417)	$(150,977)	$(206,394)
Gross profit	61,778	99,355	(8,076)	(29,501)	(37,577)
Operating expenses	35,075	42,138	(1,498)	(5,565)	(7,063)

Revenues
Revenues decreased by $206.4 million in 2022, or 32%, compared with 2021. The decrease was mainly due to the sale of certain Gas product lines from our manufacturing and business operations in Europe and North America to Dresser during the first quarter of 2022, accounting for $82.0 million of the decline. The decrease was also due to the discontinuation of some legacy products and component shortages resulting in unfulfilled customer demand. Changes in foreign currency exchange rates unfavorably impacted revenues by $55.4 million.

Gross Margin
Gross margin was 14.1% in 2022 compared with 15.4% in 2021. The 130 basis point decrease was primarily due to higher input costs and manufacturing inefficiencies related to component shortages, partially offset by favorable mix.

Operating Expenses
Operating expenses decreased $7.1 million, or 17%, in 2022 compared with 2021. The decrease was primarily due to management's cost savings actions resulting in a $4.0 million decrease in marketing costs and a $3.1 million decrease in research and development costs.

Networked Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Networked Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Year Ended December 31,
In thousands	2022	2021
Networked Solutions Segment
Revenues	$1,119,268	$1,092,631	$(8,396)	$35,033	$26,637
Gross profit	361,975	378,633	(3,947)	(12,711)	(16,658)
Operating expenses	113,707	124,199	(377)	(10,115)	(10,492)

Revenues
Revenues increased by $26.6 million, or 2%, in 2022 compared with 2021. The increase was primarily due to the ramp of new and existing customer deployments, partially offset by global component shortages that limited our ability to fulfill our customer demand. Higher product revenue of $27.6 million was partially offset by lower maintenance service revenue of $1.0 million.

Gross Margin
Gross margin was 32.3% in 2022 compared with 34.7% in 2021. The decrease of 240 basis points was primarily due to inflationary pressures driving higher input costs, less favorable product mix, and manufacturing inefficiencies related to component shortages.

Operating Expenses
Operating expenses decreased by $10.5 million, or 8%, in 2022 compared with 2021. The decrease was primarily driven by reduced research and development costs.

Outcomes

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Outcomes segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Year Ended December 31,
In thousands	2022	2021
Outcomes Segment
Revenues	$237,586	$243,837	$(7,036)	$785	$(6,251)
Gross profit	98,436	95,181	(3,325)	6,580	3,255
Operating expenses	52,189	44,550	(226)	7,865	7,639

Revenues
Revenues decreased $6.3 million, or 3%, in 2022 compared with 2021. Decreases in prepay business and consulting were offset by increases in managed services and grid operations. Changes in foreign currency exchange rates unfavorably impacted revenues by $7.0 million.

Gross Margin
Gross margin increased to 41.4% in 2022 compared with 39.0% for last year. The 240 basis point increase was driven by favorable managed services mix and other cost efficiencies.

Operating Expenses
Operating expenses increased $7.6 million, or 17%, in 2022 compared with 2021. This increase was primarily related to increased research and development investment.

Corporate unallocated

Operating expenses not directly associated with an operating segment are classified as Corporate unallocated. These expenses decreased $112.9 million in 2022 as compared with 2021. This was due to a decrease of $68.2 million in restructuring related primarily to the 2021 Projects. The loss on sale of businesses of $64.3 million in 2021 includes the impairment resulting from the sale of certain Gas product lines from our Device Solutions manufacturing and business operations in Europe and North America to Dresser and an increase to the loss related to the 2020 Latin America divestiture. Amortization of intangible assets decreased $10.1 million as compared with 2021. The decreases were partially offset by $38.5 million in goodwill impairment within our Device Solutions reporting unit, recognized in 2022. Refer to Item 8: Financial Statements and Supplementary Data, Note 13: Restructuring and Note 18: Sale of Businesses for more details.

Financial Condition

Cash Flow Information

	Year Ended December 31,
In thousands	2022	2021	2020
Cash provided by operating activities	$24,500	$154,794	$109,514
Cash provided by (used in) investing activities	40,516	(34,884)	(41,036)
Cash used in financing activities	(18,737)	(152,887)	(11,576)
Less: Cash classified within assets held for sale	—	(9,750)	—
Effect of exchange rates on cash and cash equivalents	(6,851)	(1,627)	127
Increase (decrease) in cash and cash equivalents	$39,428	$(44,354)	$57,029

Cash, cash equivalents, and restricted cash at December 31, 2022 was $202.0 million compared with $162.6 million at December 31, 2021. The $39.4 million increase in cash and cash equivalents in the 2022 period was primarily the result of proceeds from the sale of certain Gas product lines from our Device Solutions manufacturing and business operations in Europe and North America to Dresser and cash flows from operating activities, offset by cash paid for shares repurchased and acquisition of property, plant, and equipment.

Operating activities
Cash provided by operating activities in 2022 was $130.3 million lower than in 2021. This decrease was primarily due to an increase in working capital (current assets less current liabilities) compared to 2021 and higher variable compensation payouts, partially offset by increased earnings in 2022.

Investing activities
Cash provided by investing activities during 2022 was $75.4 million higher than in 2021. This increase was primarily related to net cash proceeds received from the sale of certain Gas product lines from our Device Solutions manufacturing and business operations in Europe and North America to Dresser for $55.9 million, along with $14.9 million less purchases of property, plant, and equipment in 2022.

Financing activities
Net cash used in financing activities during 2022 was $18.7 million, compared with net cash used in 2021 of $152.9 million. In March 2021, we received $389.4 million from issuance of common stock related to the equity offering, after deducting underwriters' discounts of the offering, purchased $84.1 million of the convertible note hedge contracts, and proceeds of $45.3 million from the sale of warrants. Also in March 2021, we closed the sale of the Convertible Notes with gross proceeds of $460 million, which was used to pay off the outstanding term loan balance of $536.1 million. In April 2021, we repaid the senior notes totaling $410 million (including $10 million early repayment premium) with proceeds from the equity offering and cash on hand. In 2022, we repurchased $17.0 million of our stock, compared with $8.0 million in 2021.

Cash classified within assets held for sale
Cash classified within assets held for sale was $9.8 million as of December 31, 2021, which was related to the sale of certain Gas product lines from our Device Solutions manufacturing and business operations in Europe and North America to Dresser, which closed on February 28, 2022.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations resulted in a decrease of $6.9 million in 2022 and a decrease of $1.6 million in 2021. Our foreign currency exposure relates to non-U.S. dollar denominated balances in our international subsidiary operations.

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

	Year Ended December 31,
In thousands	2022	2021
Cash provided by operating activities	$24,500	$154,794
Acquisitions of property, plant, and equipment	(19,747)	(34,682)
Free cash flow	$4,753	$120,112

Free cash flow decreased due to lower operating cash flow, partially offset by lower spending for property, plant, and equipment. See the cash flow discussion of operating and investing activities above.

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

Borrowings
Our 2018 credit facility, as amended, provides a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million standby letter of credit sub-facility and a $50 million swingline sub-facility. At December 31, 2022, no amount was outstanding under the 2018 credit facility, and $56.0 million was utilized by outstanding standby letters of credit, resulting in $444.0 million available for borrowing or standby letters of credit under the revolver. At December 31, 2022, $244.0 million was available for additional standby letters of credit under the letter of credit sub-facility, and no amounts were outstanding under the swingline sub-facility. Amounts borrowed under the revolver may be repaid and reborrowed until the revolver's maturity on October 18, 2024, at which time all outstanding loans together with all accrued and unpaid interest must be repaid.

On March 12, 2021, we closed the sale of $460 million in Convertible Notes in a private placement to qualified institutional buyers. The Convertible Notes do not bear regular interest, and the principal amount does not accrete. The Convertible Notes will mature on March 15, 2026, unless earlier repurchased, redeemed, or converted in accordance with their terms.

For further description of our borrowings, refer to Item 8: Financial Statements and Supplementary Data, Note 6: Debt. Refer to Item 8: Financial Statements and Supplementary Data, Note 7: Derivative Financial Instruments for further details of the Convertible Note Hedge Transactions and Warrant Transactions.

For a description of our letters of credit and performance bonds, and the amounts available for additional borrowings or letters of credit under our lines of credit, including the revolver that is part of our credit facility, refer to Item 8: Financial Statements and Supplementary Data, Note 12: Commitments and Contingencies.

Restructuring
On September 17, 2020, our Board of Directors approved a restructuring plan (the 2020 Projects). The 2020 Projects include activities that continue our efforts to optimize global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects are scheduled to be substantially complete by the end of 2023, with an estimated $8 million in cash payments remaining as of December 31, 2022 with cash outflows expected through 2024.

On October 29, 2021, our Board of Directors approved a restructuring plan (the 2021 Projects), which in conjunction with the announcement of the sale of certain Gas product lines from our Device Solutions manufacturing and business operations in Europe and North America to Dresser, (refer to Item 8: Financial Statements and Supplementary Data, Note 18: Sale of Businesses), includes activities to drive reductions in certain locations and functional support areas. These projects are expected to be substantially complete by the end of 2024, with an estimated $34 million in cash payments remaining as of December 31, 2022 with cash outflows expected through 2025.

For the year ended December 31, 2022, we paid out a net $25.8 million related to all our restructuring projects. As of December 31, 2022, $42.4 million was accrued for these restructuring projects, of which $14.5 million is expected to be paid within the next 12 months.

On February 23, 2023, the Board of Directors of Itron approved a restructuring plan (the 2023 Projects). The 2023 Projects include activities that continue the Company's efforts to optimize its global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects are to be substantially complete by early 2025. Itron estimates pre-tax restructuring charges of $40-45 million. Of the total estimated charge, approximately 95% will result in cash expenditures, and the remainder to non-cash impairment charges. The majority of the expense will be recognized during the first quarter of 2023. Once the 2023 Projects are substantially completed, Itron estimates $14-17 million in annualized savings. Certain of Itron's employees are represented by unions or works councils, which requires consultation, and potential restructuring projects may be subject to regulatory approval, both of which could impact the timing of planned savings in certain jurisdictions.

For further details regarding our restructuring activities, refer to Item 8: Financial Statements and Supplementary Data, Note 13: Restructuring.

Stock Repurchase Program
Effective November 1, 2021, Itron's Board of Directors authorized a share repurchase program of up to $100 million of our common stock over an 18-month period (the 2021 Stock Repurchase Program). Repurchases are made in the open market or in privately negotiated transactions, and in accordance with applicable securities laws. Following the announcement of the program and through December 31, 2022, we have repurchased 405,282 shares at an average share price of $61.67 (excluding commissions) for a total of $25 million. As of December 31, 2022, we are authorized to repurchase up to an additional $75 million before May 1, 2023.

Other contractual obligations and commitments
Operating lease obligations are disclosed in Item 8: Financial Statements and Supplementary Data, Note 19: Leases and do not include common area maintenance charges, real estate taxes, and insurance charges for which we are obligated. Amounts due under operating lease liabilities for the next 12 months are $18.2 million and beyond the next 12 months are $47.4 million.

We regularly enter into standard purchase orders in the ordinary course of business that may obligate us to purchase materials and other items but may not yet qualify for recognition in our Consolidated Balance Sheets. Purchase orders and other purchase obligations can include open-ended agreements that provide for estimated quantities over an extended delivery period. At December 31, 2022, purchase orders and other purchase obligations were $728.2 million, which includes capital expenditures of $10.1 million. The purchase orders may include durations longer than one year, but these long-term agreements generally contain termination clauses that could require payment if the commitments were canceled, and as such the total above is considered short-term as of December 31, 2022.

Other long-term liabilities consist of warranty obligations, estimated pension benefit payments, and other obligations. Estimated pension benefit payments include amounts to be paid from our assets for unfunded plans and reflect expected future service. The following table summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2022.

In thousands	Next 12 months	Beyond the next 12 months
Warranty obligations	$18,203	$7,495
Estimated pension benefit payments	3,805	57,839

The period of cash settlement for long-term unrecognized tax benefits, which include accrued interest and penalties, cannot be reasonably estimated with the respective taxing authorities. For further information on defined benefit pension plans, income taxes, warranty obligations, and unearned revenue for extended warranties, refer to Item 8: Financial Statements and Supplementary Data, Note 8: Defined Benefit Pension Plans, Note 11: Income Taxes, Note 12: Commitments and Contingencies, and Note 17: Revenues.

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

Our cash income tax payments were as follows:

	Year Ended December 31,
In thousands	2022	2021
U.S. federal taxes paid	$1,128	$—
State income taxes paid	3,658	817
Foreign and local income taxes paid	7,129	6,256
Total income taxes paid	$11,915	$7,073

Based on current projections, we expect to pay, net of refunds, approximately $27 million in U.S. federal and state taxes and $11 million in foreign and local income taxes in 2023.

As of December 31, 2022, there was $41.8 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. As a result of recent changes in U.S. tax legislation, any repatriation in the future would not result in U.S. federal income tax. Accordingly, there is no provision for U.S. deferred taxes on this cash. If this cash were repatriated to fund U.S. operations, additional withholding tax costs may be incurred. Tax is only one of many factors that we consider in the management of global cash. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

Other Liquidity Considerations
In several of our consolidated international subsidiaries, we have joint venture partners who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc., we consolidate them because we have a greater than 50% ownership interest and/or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. At December 31, 2022, $9.1 million of our consolidated cash balance was held in our joint venture entities. As a result, the minority shareholders of these entities have rights to their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from these entities.

As of December 31, 2022, we expect to pay approximately $20 million for variable compensation in cash during the first quarter of 2023.

General Liquidity Overview
Notwithstanding the expected short to mid-term impacts of the COVID-19 related component shortages, we expect to grow through a combination of internal new research and development, licensing technology from and to others, distribution agreements, partnering arrangements, and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings, or the sale of our common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the next 12 months and into the foreseeable future but offer no assurances. Our liquidity could be affected by the stability of the electricity, gas, and water utility industries, competitive pressures, our dependence on certain key vendors and components, changes in estimated liabilities for product warranties and/or litigation, duration of the COVID-19 pandemic and resulting supply constraints, future business combinations, capital market fluctuations, international risks, and other factors described under Part I, Item 1A: Risk Factors, as well as Item 7A: Quantitative and Qualitative Disclosures About Market Risk.

Contingencies

Refer to Item 8: Financial Statements and Supplementary Data, Note 12: Commitments and Contingencies.

Critical Accounting Estimates and Policies
Our consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Our critical accounting policies include revenue recognition, warranty, restructuring, income taxes, goodwill and intangible assets, defined benefit pension plans, contingencies, and stock-based compensation. Refer to Item 8: Financial Statements and Supplementary Data, Note 1: Summary of Significant Accounting Policies for further disclosures regarding accounting policies and new accounting pronouncements.
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

Changes in market demand, fluctuations in the markets in which we operate, the volatility and decline in the worldwide equity markets, and a decline in our market capitalization could unfavorably impact the remaining carrying value of our goodwill, which could have a significant effect on our current and future results of operations and financial position. As the result of increases in raw material, component, labor and other costs, coupled with a decrease in forecasted revenue within the Device Solutions operating segment and reporting unit, which we determined during the second quarter of 2022, we performed an interim goodwill impairment test. At the conclusion of the test, a goodwill impairment of $38.5 million was recognized in our Corporate unallocated segment as of June 30, 2022. No interim impairment test was determined to be necessary for the Networked Solutions or Outcomes reporting units. Refer to Item 8: Financial Statements and Supplementary Data, Note 5: Goodwill for further details.

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

Several economic assumptions and actuarial data are used in calculating the expense and obligations related to these plans. The assumptions are updated annually at December 31 and include the discount rate, the expected remaining service life, the expected rate of return on plan assets, and the rate of future compensation increases. The discount rate is a significant assumption used to value our pension benefit obligation. We determine a discount rate for our plans based on the estimated duration of each plan's liabilities. For euro denominated defined benefit pension plans, which represent 85% of our projected benefit obligation, we use discount rates with consideration of the duration of each of the plans, using a hypothetical yield curve developed from euro-denominated AA-rated corporate bond issues. These bonds are assigned different weights to adjust their relative influence on the yield curve, and the highest and lowest yielding 10% of bonds are excluded within each maturity group. The discount rate used was 3.75%. The weighted average discount rate used to measure the projected benefit obligation for all of the plans at December 31, 2022 was 4.14%. A change of 100 basis points in the discount rate would change our projected benefit obligation by approximately $9.0 million. The financial and actuarial assumptions used at December 31, 2022 may differ materially from actual results due to changing market and economic conditions and other factors. These differences could result in a significant change in the amount of pension expense recognized in future periods.

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

We use these non-GAAP financial measures for financial and operational decision making and/or as a means for determining executive compensation. Management believes that these non-GAAP financial measures provide meaningful supplemental information regarding our performance and ability to service debt by excluding certain expenses that may not be indicative of our recurring core operating results. These non-GAAP financial measures facilitate management's internal comparisons to our historical performance, as well as comparisons to our competitors' operating results. Our executive compensation plans exclude non-cash charges related to amortization of intangibles and certain discrete cash and non-cash charges, such as restructuring, loss on sale of businesses, strategic initiative expenses, software project impairment, Russian currency translation write-off, goodwill impairment, or acquisition and integration related expenses. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. We believe these non-GAAP financial measures are useful to investors because they provide greater transparency with respect to key metrics used by management in its financial and operational decision making and because they are used by our institutional investors and the analyst community to analyze the health of our business.

Non-GAAP operating expenses and non-GAAP operating income – We define non-GAAP operating expenses as operating expenses excluding certain expenses related to the amortization of intangible assets, restructuring, loss on sale of businesses, strategic initiative expenses, software project impairment, Russian currency translation write-off, goodwill impairment, and acquisition and integration. We define non-GAAP operating income as operating income (loss) excluding the expenses related to the amortization of intangible assets, restructuring, loss on sale of businesses, strategic initiative expenses, software project impairment, Russian currency translation write-off, goodwill impairment, and acquisition and integration. Acquisition and integration related expenses include costs, which are incurred to affect and integrate business combinations, such as professional fees, certain employee retention and salaries related to integration, severances, contract terminations, travel costs related to knowledge transfer, system conversion costs, and asset impairment charges. We consider these non-GAAP financial measures to be useful metrics for management and investors because they exclude the effect of expenses that are not related to our core operating results. By excluding these expenses, we believe that it is easier for management and investors to compare our financial results over multiple periods and analyze trends in our operations. For example, in certain periods, expenses related to amortization of intangible assets may decrease, which would improve GAAP operating margins, yet the improvement in GAAP operating margins due to this lower expense is not necessarily reflective of an improvement in our core business. There are some limitations related to the use of non-GAAP operating expenses and non-GAAP operating income versus operating expenses and operating income calculated in accordance with GAAP. We compensate for these limitations by providing specific information about the GAAP amounts excluded from non-GAAP operating expense and non-GAAP operating income and evaluating non-GAAP operating expense and non-GAAP operating income together with GAAP operating expense and operating income.

Non-GAAP net income and non-GAAP diluted EPS – We define non-GAAP net income as net income (loss) attributable to Itron, Inc. excluding the expenses associated with amortization of intangible assets, amortization of debt placement fees, debt extinguishment, restructuring, loss on sale of businesses, strategic initiative expenses, software project impairment, Russian currency translation write-off, goodwill impairment, acquisition and integration, and the tax effect of excluding these expenses. We define non-GAAP diluted EPS as non-GAAP net income divided by diluted weighted-average shares outstanding during the period calculated on a GAAP basis and then reduced to reflect the anti-dilutive impact of the convertible note hedge transaction entered into in connection with the 0% Convertible Notes due 2026 issued in March 2021. We consider these financial measures to be useful metrics for management and investors for the same reasons that we use non-GAAP operating income. The same limitations described above regarding our use of non-GAAP operating income apply to our use of non-GAAP net income and non-GAAP diluted EPS. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from these non-GAAP measures and evaluating non-GAAP net income and non-GAAP diluted EPS together with GAAP net income attributable to Itron, Inc. and GAAP diluted EPS.

Adjusted EBITDA – We define adjusted EBITDA as net income (loss) (a) minus interest income, (b) plus interest expense, debt extinguishment, depreciation and amortization, restructuring, loss on sale of businesses, strategic initiative expenses, software project impairment, Russian currency translation write-off, goodwill impairment, acquisition and integration, and (c) excluding income tax benefit. Management uses adjusted EBITDA as a performance measure for executive compensation. A limitation to using adjusted EBITDA is that it does not represent the total increase or decrease in the cash balance for the period and the measure includes some non-cash items and excludes other non-cash items. Additionally, the items that we exclude in our calculation of adjusted EBITDA may differ from the items that our peer companies exclude when they report their results. We compensate for these limitations by providing a reconciliation of this measure to GAAP net income (loss).

Free cash flow – We define free cash flow as net cash provided by operating activities less cash used for acquisitions of property, plant and equipment. We believe free cash flow provides investors with a relevant measure of liquidity and a useful basis for assessing our ability to fund our operations and repay our debt. The same limitations described above regarding our use of adjusted EBITDA apply to our use of free cash flow. We compensate for these limitations by providing specific information regarding the GAAP amounts in the reconciliation.

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

TOTAL COMPANY RECONCILIATIONS	Year Ended December 31,
In thousands, except per share data	2022	2021
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$529,628	$652,468
Amortization of intangible assets	(25,717)	(35,801)
Restructuring	13,625	(54,623)
Loss on sale of businesses	(3,505)	(64,289)
Strategic initiative	(675)	—
Software project impairment	(8,719)	—
Russian currency translation write-off	(1,885)	—
Goodwill impairment	(38,480)	—
Acquisition and integration	(506)	(151)
Non-GAAP operating expenses	$463,766	$497,604

NON-GAAP OPERATING INCOME
GAAP operating loss	$(7,439)	$(79,299)
Amortization of intangible assets	25,717	35,801
Restructuring	(13,625)	54,623
Loss on sale of businesses	3,505	64,289
Strategic initiative	675	—
Software project impairment	8,719	—
Russian currency translation write-off	1,885	—
Goodwill impairment	38,480	—
Acquisition and integration	506	151
Non-GAAP operating income	$58,423	$75,565

NON-GAAP NET INCOME & DILUTED EPS
GAAP net loss attributable to Itron, Inc.	$(9,732)	$(81,255)
Amortization of intangible assets	25,717	35,801
Amortization of debt placement fees	3,323	18,078
Debt extinguishment	—	11,681
Restructuring	(13,625)	54,623
Loss on sale of businesses	3,505	64,289
Strategic initiative	675	—
Software project impairment	8,719	—
Russian currency translation write-off	1,885	—
Goodwill impairment	38,480	—
Acquisition and integration	506	151
Income tax effect of non-GAAP adjustments (1)	(8,466)	(25,265)
Non-GAAP net income attributable to Itron, Inc.	$50,987	$78,103

Non-GAAP diluted EPS	$1.13	$1.75

Non-GAAP weighted average common shares outstanding - Diluted	45,305	44,617

TOTAL COMPANY RECONCILIATIONS	Year Ended December 31,
In thousands	2022	2021
ADJUSTED EBITDA
GAAP net loss attributable to Itron, Inc.	$(9,732)	$(81,255)
Interest income	(2,633)	(1,557)
Interest expense	6,724	28,638
Income tax benefit	(6,196)	(45,512)
Debt extinguishment	—	11,681
Depreciation and amortization	66,763	84,153
Restructuring	(13,625)	54,623
Loss on sale of businesses	3,505	64,289
Strategic initiative	675	—
Software project impairment	8,719	—
Russian currency translation write-off	1,885	—
Goodwill impairment	38,480	—
Acquisition and integration	506	151
Adjusted EBITDA	$95,071	$115,211

FREE CASH FLOW
Net cash provided by operating activities	$24,500	$154,794
Acquisitions of property, plant, and equipment	(19,747)	(34,682)
Free Cash Flow	$4,753	$120,112
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

Interest Rate Risk
We may be exposed to interest rate risk through our variable rate debt instruments. On August 12, 2021, the U.S. dollar term loan under the credit facility was fully paid. At December 31, 2022, we had no outstanding variable rate debt.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future if we were to have variable rate debt outstanding.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. Revenues denominated in functional currencies other than the U.S. dollar were 30% of total revenues for the year ended December 31, 2022, compared with 38% for the year ended December 31, 2021 and 37% for the year ended December 31, 2020. These transactions expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of December 31, 2022, a total of 36 contracts were offsetting our exposures from the euro, pound sterling,

Indonesian rupiah, Canadian dollar, Australian dollar, and various other currencies, with notional amounts ranging from $117,000 to $57.9 million. Based on a sensitivity analysis as of December 31, 2022, we estimate that, if foreign currency exchange rates average 10 percentage points higher in 2023 for these financial instruments, our financial results in 2023 would not be materially impacted.
In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 8:    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Itron, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Itron, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Deferred Tax Assets — Valuation Allowance — Refer to Note 11 to the financial statements

Critical Audit Matter Description

As described in Note 11 to the consolidated financial statements, the Company has recorded deferred tax assets totaling $686.4 million, and deferred tax liabilities totaling $47.8 million, at December 31, 2022. The Company has recorded a valuation allowance of $427.4 million at December 31, 2022 against its deferred tax assets, primarily associated with foreign loss carryforwards. The net deferred tax asset is $211.2 million. Deferred tax assets are reduced by a tax valuation allowance when, management believes, it is more likely than not that some portion of the deferred tax assets will not be realized. In evaluating the Company's ability to realize its deferred tax assets, management considers all available favorable and unfavorable evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and the ability to carry losses to prior years. The most sensitive and critical factors are the projection, source, and character of future taxable income.

We identified the Company's determination of the realizability of U.S. deferred tax assets as a critical audit matter because there is significant judgment required by management, specifically considering the realization of losses before income taxes in recent years, to conclude that it is more likely than not that these deferred tax assets will be realized in future periods. In addition, the auditing of these elements involved complex and subjective auditor judgment, including the need to involve personnel with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to evaluate management's determination that sufficient taxable income will be generated to realize deferred tax assets included the following, among others:
•We evaluated the design and operating effectiveness of internal controls over income taxes, specifically those controls over the evaluation of the realizability of deferred tax assets.
•We evaluated the reasonableness of management's estimates in regard to the ability to generate future taxable income and utilize the deferred tax assets by evaluating the forecast of future taxable income, including testing of management's forecasts against the Company's historical performance as adjusted for nonrecurring items, and evaluating total backlog supporting future revenues.
•We evaluated whether the estimates of future taxable income were consistent with evidence obtained in other areas of the audit.
•We utilized personnel with specialized knowledge and skill in income taxes and accounting for income taxes under ASC 740 to assist in the evaluation of management's assessment of positive and negative evidence and their conclusion that it is more likely than not that the Company will realize the benefit of its deferred tax assets.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
February 27, 2023

We have served as the Company's auditor since 2016.

ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
In thousands, except per share data	2022	2021	2020
Revenues
Product revenues	$1,500,243	$1,678,195	$1,889,173
Service revenues	295,321	303,377	284,177
Total revenues	1,795,564	1,981,572	2,173,350
Cost of revenues
Product cost of revenues	1,102,475	1,231,230	1,408,615
Service cost of revenues	170,900	177,173	162,568
Total cost of revenues	1,273,375	1,408,403	1,571,183
Gross profit	522,189	573,169	602,167

Operating expenses
Sales, general and administrative	290,453	300,520	276,920
Research and development	185,098	197,235	194,101
Amortization of intangible assets	25,717	35,801	44,711
Restructuring	(13,625)	54,623	37,013
Loss on sale of businesses	3,505	64,289	59,817
Goodwill impairment	38,480	—	—
Total operating expenses	529,628	652,468	612,562

Operating loss	(7,439)	(79,299)	(10,395)
Other income (expense)
Interest income	2,633	1,557	2,998
Interest expense	(6,724)	(28,638)	(44,001)
Other income (expense), net	(4,213)	(17,430)	(5,241)
Total other income (expense)	(8,304)	(44,511)	(46,244)

Loss before income taxes	(15,743)	(123,810)	(56,639)
Income tax benefit (provision)	6,196	45,512	(238)
Net loss	(9,547)	(78,298)	(56,877)
Net income attributable to noncontrolling interests	185	2,957	1,078
Net loss attributable to Itron, Inc.	$(9,732)	$(81,255)	$(57,955)

Net loss per common share - Basic	$(0.22)	$(1.83)	$(1.44)
Net loss per common share - Diluted	$(0.22)	$(1.83)	$(1.44)

Weighted average common shares outstanding - Basic	45,101	44,301	40,253
Weighted average common shares outstanding - Diluted	45,101	44,301	40,253
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
In thousands	2022	2021	2020
Net loss	$(9,547)	$(78,298)	$(56,877)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(28,748)	(26,923)	21,082
Foreign currency translation adjustment reclassified to net loss on sale or disposal of businesses	57,321	—	52,074
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	—	1,411	(898)
Pension benefit obligation adjustment	24,851	15,940	(6,112)
Total other comprehensive income (loss), net of tax	53,424	(9,572)	66,146

Total comprehensive income (loss), net of tax	43,877	(87,870)	9,269

Comprehensive income attributable to noncontrolling interests, net of tax	185	2,957	1,078

Comprehensive income (loss) attributable to Itron, Inc.	$43,692	$(90,827)	$8,191
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS

In thousands	December 31, 2022	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$202,007	$162,579
Accounts receivable, net	280,435	298,459
Inventories	228,701	165,799
Other current assets	118,441	123,092
Total current assets	829,584	749,929

Property, plant, and equipment, net	140,123	163,184
Deferred tax assets, net	211,982	181,472
Other long-term assets	39,901	42,178
Operating lease right-of-use assets, net	52,826	65,523
Intangible assets, net	64,941	92,529
Goodwill	1,038,721	1,098,975
Total assets	$2,378,078	$2,393,790

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$237,178	$193,129
Other current liabilities	42,869	81,253
Wages and benefits payable	89,431	113,532
Taxes payable	15,324	12,208
Current portion of warranty	18,203	18,406
Unearned revenue	95,567	82,816
Total current liabilities	498,572	501,344

Long-term debt, net	452,526	450,228
Long-term warranty	7,495	13,616
Pension benefit obligation	57,839	87,863
Deferred tax liabilities, net	833	2,000
Operating lease liabilities	44,370	57,314
Other long-term obligations	124,887	138,666
Total liabilities	1,186,522	1,251,031

Equity
Preferred stock, no par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75,000 shares authorized, 45,186 and 45,152 shares issued and outstanding	1,788,479	1,779,775
Accumulated other comprehensive loss, net	(94,674)	(148,098)
Accumulated deficit	(525,332)	(515,600)
Total Itron, Inc. shareholders' equity	1,168,473	1,116,077
Noncontrolling interests	23,083	26,682
Total equity	1,191,556	1,142,759
Total liabilities and equity	$2,378,078	$2,393,790
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2020	39,941	$1,357,600	$(204,672)	$(376,390)	$776,538	$24,277	$800,815
Net income (loss)				(57,955)	(57,955)	1,078	(56,877)
Other comprehensive income (loss), net of tax			66,146		66,146	—	66,146
Distributions to noncontrolling interests						(1,630)	(1,630)
Stock options exercised	103	5,551			5,551		5,551
Restricted stock awards released net of repurchased shares for taxes	334	(2,120)			(2,120)		(2,120)
Issuance of stock-based compensation awards	12	824			824		824
Employee stock purchase plan	54	3,335			3,335		3,335
Stock-based compensation expense		24,229			24,229		24,229
Balances at December 31, 2020	40,444	1,389,419	(138,526)	(434,345)	816,548	23,725	840,273

Net income (loss)				(81,255)	(81,255)	2,957	(78,298)
Other comprehensive income (loss), net of tax			(9,572)		(9,572)	—	(9,572)
Stock options exercised	30	1,924			1,924		1,924
Restricted stock awards released net of repurchased shares for taxes	285	(804)			(804)		(804)
Issuance of stock-based compensation awards	9	856			856		856
Employee stock purchase plan	37	3,156			3,156		3,156
Stock-based compensation expense		22,762			22,762		22,762
Stock issued related to equity offering	4,472	389,419			389,419		389,419
Proceeds from sale of warrants		45,349			45,349		45,349
Purchases of convertible note hedge contracts, net of tax		(63,576)			(63,576)		(63,576)
Registration fee		(359)			(359)		(359)
Stock repurchase program	(125)	(8,028)			(8,028)		(8,028)
Other		(343)			(343)		(343)
Balances at December 31, 2021	45,152	1,779,775	(148,098)	(515,600)	1,116,077	26,682	1,142,759

Net income (loss)				(9,732)	(9,732)	185	(9,547)
Other comprehensive income (loss), net of tax			53,424		53,424	—	53,424
Distributions to noncontrolling interests					—	(3,784)	(3,784)
Stock options exercised	1	30			30		30
Restricted stock awards released net of repurchased shares for taxes	227	—			—		—
Issuance of stock-based compensation awards	16	952			952		952
Employee stock purchase plan	70	3,422			3,422		3,422
Stock-based compensation expense		20,929			20,929		20,929
Stock repurchase program	(280)	(16,629)			(16,629)		(16,629)
Balances at December 31, 2022	45,186	$1,788,479	$(94,674)	$(525,332)	$1,168,473	$23,083	$1,191,556
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In thousands	2022	2021	2020
Operating activities
Net loss	$(9,547)	$(78,298)	$(56,877)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization of intangible assets	66,763	84,153	97,290
Non-cash operating lease expense	16,257	17,107	18,178
Stock-based compensation	21,881	23,618	25,053
Amortization of prepaid debt fees	3,499	18,253	4,130
Deferred taxes, net	(32,635)	(85,574)	(12,939)
Loss on sale of businesses	3,505	64,289	59,817
Loss on extinguishment of debt, net	—	10,000	—
Goodwill impairment	38,480	—	—
Restructuring, non-cash	(624)	8,744	5,888
Other adjustments, net	11,678	2,930	10,392
Changes in operating assets and liabilities, net of acquisitions and sale of businesses:
Accounts receivable	5,064	60,242	108,256
Inventories	(68,124)	(3,721)	35,403
Other current assets	(16,695)	41,461	(11,832)
Other long-term assets	(5,436)	4,515	(11,391)
Accounts payable, other current liabilities, and taxes payable	45,085	(23,330)	(122,890)
Wages and benefits payable	(21,749)	30,915	(34,664)
Unearned revenue	18,466	(29,366)	8,212
Warranty	(5,497)	(8,169)	(13,538)
Restructuring	(40,981)	15,967	11,767
Other operating, net	(4,890)	1,058	(10,741)
Net cash provided by operating activities	24,500	154,794	109,514

Investing activities
Net proceeds related to the sale of businesses	55,933	3,142	1,133
Acquisitions of property, plant, and equipment	(19,747)	(34,682)	(46,208)
Business acquisitions, net of cash and cash equivalents acquired	23	(8,670)	—
Other investing, net	4,307	5,326	4,039
Net cash provided by (used in) investing activities	40,516	(34,884)	(41,036)

Financing activities
Proceeds from borrowings	—	460,000	400,000
Payments on debt	—	(946,094)	(414,063)
Issuance of common stock	3,452	5,080	8,886
Proceeds from common stock offering	—	389,419	—
Proceeds from sale of warrants	—	45,349	—
Purchases of convertible note hedge contracts	—	(84,139)	—
Repurchase of common stock	(16,972)	(8,028)	—
Prepaid debt fees	(697)	(12,031)	(1,571)
Other financing, net	(4,520)	(2,443)	(4,828)
Net cash used in financing activities	(18,737)	(152,887)	(11,576)

Less: Cash classified within assets held for sale	—	(9,750)	—

Effect of foreign exchange rate changes on cash and cash equivalents	(6,851)	(1,627)	127
Increase (decrease) in cash and cash equivalents	39,428	(44,354)	57,029
Cash and cash equivalents at beginning of period	162,579	206,933	149,904
Cash and cash equivalents at end of period	$202,007	$162,579	$206,933

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$11,915	$7,073	$2,688
Interest	1,622	8,983	47,241
Non-cash operating, investing and financing activities:
Deferred tax on purchase of convertible note hedge contracts	—	20,563	—
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

Financial Statement Preparation
The consolidated financial statements presented in this Annual Report include the Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Equity, and Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020 and the Consolidated Balance Sheets as of December 31, 2022 and 2021 of Itron, Inc. and its subsidiaries, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

We review long-lived assets for impairment whenever events or circumstances indicate the carrying amount of an asset group may not be recoverable. Assets held for sale are classified within other current assets in the Consolidated Balance Sheets, are reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. Gains and losses from asset disposals and impairment losses are classified within the Consolidated Statements of Operations according to the use of the asset, except those gains and losses recognized in conjunction with our restructuring activities, which are classified within restructuring expense, or impairment losses recognized in conjunction with an announced or completed sale of a business, which are classified within loss on sale of businesses.

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

Goodwill and Intangible Assets
Goodwill and intangible assets may result from our business acquisitions. Intangible assets may also result from the purchase of assets and intellectual property in a transaction that does not qualify as a business combination. We use estimates, including estimates of useful lives of intangible assets, the amount and timing of related future cash flows, and fair values of the related operations, in determining the value assigned to goodwill and intangible assets. Our finite-lived intangible assets are amortized over their estimated useful lives based on estimated discounted cash flows, generally three years to 10 years for core-developed technology and customer contracts and relationships. Finite-lived intangible assets are tested for impairment at the asset group level when events or changes in circumstances indicate the carrying value may not be recoverable. Indefinite-lived intangible assets are tested for impairment annually, when events or changes in circumstances indicate the asset may be impaired, or when their useful lives are determined to be no longer indefinite.

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

Bonus and Profit Sharing
We have various employee bonus and profit sharing plans, which provide award amounts for the achievement of financial and nonfinancial targets. If management determines it is probable that the discretionary targets will be achieved and the amounts can be reasonably estimated, a compensation accrual is recognized based on the proportional achievement of the financial and nonfinancial targets. In addition, management or the Board of Directors may decide to grant monetary bonus awards, at their discretion, and accrue such awards when it becomes probable they will be paid.

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

Defined Benefit Pension Plans
We sponsor both funded and unfunded defined benefit pension plans for certain international employees. We recognize a liability for the projected benefit obligation in excess of plan assets. We recognize an asset when plan assets exceed the projected benefit obligation. We also recognize the funded status of our defined benefit pension plans on our Consolidated Balance Sheets and recognize as a component of OCI, net of tax, the actuarial gains or losses and prior service costs or credits, if any, which arise during the period but that are not recognized as components of net periodic benefit cost. If actuarial gains and losses exceed 10 percent of the greater of plan assets or plan liabilities, we amortize them over the employees' average future service period.

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

Foreign Exchange
Our consolidated financial statements are reported in U.S. dollars. Assets and liabilities of international subsidiaries with non-U.S. dollar functional currencies are translated to U.S. dollars at the exchange rates in effect on the balance sheet date, or the last business day of the period, if applicable. Revenues and expenses for each subsidiary are translated to U.S. dollars using an average rate for the relevant reporting period. Translation adjustments resulting from this process are included, net of tax, in OCI. Gains and losses that arise from exchange rate fluctuations for monetary asset and liability balances that are not denominated in an entity's functional currency are included within other income (expense), net in the Consolidated Statements of Operations. Currency gains and losses of intercompany balances deemed to be long-term in nature or designated as a hedge of the net investment in international subsidiaries are included, net of tax, in OCI. Foreign currency losses, net of hedging, of $2.9 million, $3.2 million, and $2.8 million were included in other expenses, net, for the years ended December 31, 2022, 2021, and 2020.

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

Reclassification
In the Consolidated Statements of Cash Flows, the following reclassifications have been made to prior year amounts to conform to current year presentation of restructuring liabilities.

	Year Ended December 31, 2021
In thousands	As Previously Reported	Adjustments	As Reclassified
Changes in operating assets and liabilities, net of acquisitions and sale of businesses:
Accounts payable, other current liabilities, and taxes payable	$(23,391)	$61	$(23,330)
Restructuring	—	15,967	15,967
Other operating, net	17,086	(16,028)	1,058

	Year Ended December 31, 2020
In thousands	As Previously Reported	Adjustments	As Reclassified
Changes in operating assets and liabilities, net of acquisitions and sale of businesses:
Accounts payable, other current liabilities, and taxes payable	$(111,724)	$(11,166)	$(122,890)
Restructuring	—	11,767	11,767
Other operating, net	(10,140)	(601)	(10,741)

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

Recent Accounting Standards Not Yet Adopted
In October 2021, the FASB issued ASU 2021-08 amending Business Combination: (Topic 805), which was necessary due to 2014-09, Revenue from Contracts with Customers (Topic 606). The FASB issued this update to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to (1) recognition of an acquired contract liability and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. The effective date for this amendment is January 1, 2023 and all interim periods thereafter. These amendments are to be applied prospectively to business combinations occurring on or after the effective date of the amendments. We plan to apply the practical expedients as needed for any future acquisitions. The practical expedients cover contracts that were modified prior to acquisition date as well as determining which date an acquirer would have to determine the standalone selling price of each performance obligation in an acquired contract.

Note 2:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (EPS):

	Year Ended December 31,
In thousands, except per share data	2022	2021	2020
Net loss available to common shareholders	$(9,732)	$(81,255)	$(57,955)

Weighted average common shares outstanding - Basic	45,101	44,301	40,253
Dilutive effect of stock-based awards	—	—	—
Dilutive effect of convertible notes	—	—	—
Weighted average common shares outstanding - Diluted	45,101	44,301	40,253
Net loss per common share - Basic	$(0.22)	$(1.83)	$(1.44)
Net loss per common share - Diluted	$(0.22)	$(1.83)	$(1.44)

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase our common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise and the future compensation cost associated with the stock award. Approximately 0.7 million, 0.5 million, and 0.7 million stock-based awards were excluded from the calculation of diluted EPS for the years ended December 31, 2022, 2021, and 2020, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Convertible Notes and Warrants
For our Convertible Notes issued in March 2021, the dilutive effect is calculated using the if-converted method. We are required, pursuant to the indenture governing our Convertible Notes, to settle the principal amount of the Convertible Notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the Convertible Notes were converted. The average quarterly closing prices of our common stock for the year ended December 31, 2022 were used as the basis for determining the dilutive effect on EPS. The quarterly average closing prices for our common stock did not exceed the conversion price of $126.00, and therefore all associated shares were anti-dilutive.

In conjunction with the issuance of the Convertible Notes, we sold warrants to purchase 3.7 million shares of Itron common stock. The warrants have a strike price of $180.00 per share. For calculating the dilutive effect of the warrants, we use the treasury stock method. With this method, we assume exercise of the warrants at the beginning of the period, or at time of issuance if later, and the issuance of common stock upon exercise. Proceeds from the exercise of the warrants are assumed to be used to repurchase shares of our stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be exercised with the warrants less the number of shares repurchased, are included in diluted weighted average common shares outstanding. For periods where the warrants strike price of $180.00 per share is greater than the average share price of Itron stock for the period, the warrants would be anti-dilutive. For the year ended December 31, 2022, the quarterly average closing prices of our common stock did not exceed the warrant strike price and therefore 3.7 million shares were considered anti-dilutive.

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

Note 3:    Certain Balance Sheet Components

A summary of accounts receivable from contracts with customers is as follows:

Accounts receivable, net
In thousands	December 31, 2022	December 31, 2021
Trade receivables (net of allowance of $4,863 and $5,730)	$249,771	$261,124
Unbilled receivables	30,664	37,335
Total accounts receivable, net	$280,435	$298,459

Allowance for credit losses account activity	Year Ended December 31,
In thousands	2022	2021	2020
Beginning balance	$5,730	$1,312	$3,064
Provision for (release of) doubtful accounts, net	(258)	4,636	(299)
Accounts written-off	(492)	(107)	(1,463)
Effect of change in exchange rates	(117)	(111)	10
Ending balance	$4,863	$5,730	$1,312

Inventories
In thousands	December 31, 2022	December 31, 2021
Raw materials	$182,118	$122,434
Work in process	8,386	7,856
Finished goods	38,197	35,509
Total inventories	$228,701	$165,799

Property, plant, and equipment, net
In thousands	December 31, 2022	December 31, 2021
Machinery and equipment	$306,699	$314,502
Computers and software	119,670	111,540
Buildings, furniture, and improvements	130,301	131,764
Land	8,566	8,952
Construction in progress, including purchased equipment	19,403	39,527
Total cost	584,639	606,285
Accumulated depreciation	(444,516)	(443,101)
Property, plant, and equipment, net	$140,123	$163,184

Depreciation expense	Year Ended December 31,
In thousands	2022	2021	2020
Depreciation expense	$41,046	$48,352	$52,579

On November, 2, 2021, Itron entered into an agreement to sell certain Gas product lines from our Device Solutions manufacturing and business operations in Europe and North America to Dresser Utility Solutions (Dresser). The asset disposal group, which included $0.8 million of accounts receivable, $15.4 million of inventories, and $12.0 million of property, plant, and equipment, was classified as held for sale during the fourth quarter of 2021. The disposal group was removed from the balance sheet when the transaction closed on February 28, 2022. Refer to Note 18: Sale of Businesses for additional information on the transaction.

Note 4:    Intangible Assets and Liabilities

The gross carrying amount and accumulated amortization (accretion) of our intangible assets and liabilities, other than goodwill, were as follows:

	December 31, 2022			December 31, 2021
In thousands	Gross	Accumulated (Amortization) Accretion	Net	Gross	Accumulated (Amortization) Accretion	Net
Intangible Assets
Core-developed technology	$498,601	$(492,782)	$5,819	$505,429	$(491,047)	$14,382
Customer contracts and relationships	322,360	(265,503)	56,857	336,421	(261,043)	75,378
Trademarks and trade names	72,156	(70,101)	2,055	74,551	(72,133)	2,418
Other	12,017	(11,807)	210	12,021	(11,670)	351
Total intangible assets	$905,134	$(840,193)	$64,941	$928,422	$(835,893)	$92,529

Intangible Liabilities
Customer contracts and relationships	$(23,900)	$23,900	$—	$(23,900)	$23,441	$(459)

A summary of intangible assets and liabilities activity is as follows:

	Year Ended December 31,
In thousands	2022	2021
Intangible assets, gross beginning balance	$928,422	$1,000,037
Intangible assets acquired	—	2,059
Intangible assets reclassified to held for sale	—	(39,089)
Effect of change in exchange rates	(23,288)	(34,585)
Intangible assets, gross ending balance	$905,134	$928,422

Intangible liabilities, gross beginning balance	$(23,900)	$(23,900)
Effect of change in exchange rates	—	—
Intangible liabilities, gross ending balance	$(23,900)	$(23,900)

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

In conjunction with the business divestiture to Dresser (refer to Note 3: Certain Balance Sheet Components), the asset disposal group, which included $3.4 million of net intangible assets, was classified as held for sale during the fourth quarter of 2021. The disposal group was removed from the balance sheet when the transaction closed on February 28, 2022. Refer to Note 18: Sale of Businesses for additional information on the transaction.

Estimated future annual amortization is as follows:

Year Ending December 31,	Estimated Annual Amortization
In thousands
2023	$18,960
2024	15,027
2025	14,297
2026	10,300
2027	5,630
Thereafter	727
Total intangible assets subject to amortization	$64,941

Amortization Expense	Year Ended December 31,
In thousands	2022	2021	2020
Amortization expense	$25,717	$35,801	$44,711

We have recognized amortization expense within operating expenses in the Consolidated Statements of Operations. These expenses relate to intangible assets acquired and liabilities assumed as part of business combinations.

Note 5:    Goodwill

The following table reflects changes in the carrying amount of goodwill for the years ended December 31, 2022 and 2021:

In thousands	Device Solutions	Networked Solutions	Outcomes	Total Company

Goodwill balance at January 1, 2021	$53,214	$933,814	$144,888	$1,131,916
Goodwill reclassified to held for sale	(12,800)	—	—	(12,800)
Goodwill acquired	—	5,440	—	5,440
Effect of change in exchange rates	(1,037)	(21,249)	(3,295)	(25,581)
Goodwill balance at December 31, 2021	39,377	918,005	141,593	1,098,975

Adjustment to goodwill acquired	—	(23)	—	(23)
Goodwill impairment	(38,480)	—	—	(38,480)
Effect of change in exchange rates	(897)	(18,095)	(2,759)	(21,751)
Goodwill balance at December 31, 2022	$—	$899,887	$138,834	$1,038,721

The accumulated goodwill impairment losses at December 31, 2022 were $714.9 million and at December 31, 2021 were $676.5 million. The goodwill impairment losses were originally recognized in 2011, 2013, and 2022.

In conjunction with the acquisition of SELC (refer to Note 4: Intangible Assets and Liabilities), the purchase resulted in the recognition of $5.4 million in goodwill allocated to our Networked Solutions segment. During the year ended December 31, 2022, an immaterial adjustment was recorded to the goodwill acquired.

In conjunction with the business divestiture to Dresser (refer to Note 3: Certain Balance Sheet Components), the asset disposal group, which included $12.8 million of goodwill, was classified as held for sale during the fourth quarter of 2021. The disposal group was removed from the balance sheet when the transaction closed on February 28, 2022. Refer to Note 18: Sale of Businesses for additional information on the transaction.

As the result of increases in raw material, component, labor and other costs, coupled with a decrease in forecasted revenue within the Device Solutions operating segment and reporting unit, which we determined during the second quarter of 2022, we performed an interim goodwill impairment test. At the conclusion of the test, a goodwill impairment of $38.5 million was recognized in our Corporate unallocated segment as of June 30, 2022. No interim impairment test was determined to be necessary for the Networked Solutions or Outcomes reporting units. Refer to Note 1: Summary of Significant Accounting Policies for a description of our reporting units and our method used to determine the fair values of our reporting units and to determine the amount of any goodwill impairment.

We test goodwill for impairment each year as of October 1. Changes in market demand, fluctuations in the markets in which we operate, the volatility and decline in the worldwide equity markets, and a decline in our market capitalization could unfavorably impact the remaining carrying value of our goodwill, which could have a significant effect on our current and future results of operations and financial position. Based on the results of the annual impairment testing for our reporting units performed as of October 1, 2022, no adjustments to the carrying value of goodwill were required. Refer to Note 1: Summary of Significant Accounting Policies for further details regarding the annual goodwill impairment process.

Note 6:    Debt

The components of our borrowings were as follows:

In thousands	December 31, 2022	December 31, 2021
Credit facility
Multicurrency revolving line of credit	$—	$—
Convertible notes	460,000	460,000
Total debt	460,000	460,000
Less: unamortized prepaid debt fees - convertible notes	7,474	9,772
Long-term debt, net	$452,526	$450,228
Credit Facility
The credit facility, initially entered on January 5, 2018 (as amended, the 2018 credit facility), provided for committed credit facilities in the amount of $1.2 billion U.S. dollars. This facility originally consisted of a $650 million U.S. dollar term loan (the term loan) and a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million standby letter of credit sub-facility and a $50 million swingline sub-facility. The term loan was fully repaid in August 2021.

The 2018 credit facility was amended on October 18, 2019, and this amendment extended the maturity date to October 18, 2024. The amendment also modified the required interest payments and with covenants based on total net leverage instead of total leverage. On October 19, 2020, we entered into a second amendment to obtain temporary covenant relief while also adding an additional level of pricing was added to the existing pricing grid, which is effective throughout the remaining term of the debt. On March 8, 2021, we entered into a third amendment to the 2018 credit facility, which modified provisions to permit cash settlement upon the conversion of the Convertible Notes, the Convertible Note Hedge Transactions and Warrant Transactions and also to adjust certain settlement provisions for convertible indebtedness. Refer to Note 7: Derivative Financial Instruments for further details of the Convertible Note Hedge Transactions and Warrant Transactions.

On February 25, 2022, we entered into a fourth amendment to the 2018 credit facility, which modifies provisions to allow for the addback of non-cash expenses related to restructuring charges incurred during the quarter ended December 31, 2021 and also adjusted the maximum total net leverage ratio thresholds for the period which began with the first quarter of 2022 through the fourth quarter of 2022 to allow for increased operational flexibility. The maximum leverage ratio was increased to 4.75:1 for the first through third quarters of 2022 and 4.50:1 for the fourth quarter of 2022.

The 2018 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2018 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries. This includes a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2018 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2018 credit facility includes debt covenants, which contain certain financial thresholds and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the 2018 credit facility at December 31, 2022.

Under the 2018 credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total net leverage ratio as defined in the credit agreement. The applicable rates per annum may be based on either: (1) the LIBOR rate or EURIBOR rate (subject to a floor of 0%), plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 0.50%, or (iii) one-month LIBOR plus 1.00%. The cessation of LIBOR will occur in June 2023. On November 23, 2022, we entered into a fifth amendment to the 2018 credit facility, which replaces the LIBOR rate with Term Secured Overnight Financing Rate (SOFR) as the base interest rate.

At December 31, 2022 there were no outstanding loan balances under the credit facility, and $56.0 million was utilized by outstanding standby letters of credit, resulting in $444.0 million available for additional borrowings or standby letters of credit within the revolver. At December 31, 2022, $244.0 million was available for additional standby letters of credit under the letter of credit sub-facility, and no amounts were outstanding under the swingline sub-facility.

On February 21, 2023, we entered into a sixth amendment to the 2018 credit facility. This amendment modifies provisions to allow for the addback for debt covenant calculations of non-recurring cash expenses related to restructuring charges to be incurred during the quarter ended March 31, 2023.

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

Debt Maturities
The amount of required minimum principal payments on our long-term debt in aggregate over the next five years is as follows:

Year Ending December 31,	Minimum Payments
In thousands
2023	$—
2024	—
2025	—
2026	460,000
2027	—
Thereafter	—
Total minimum payments on debt	$460,000

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

The fair values of our derivative instruments were as follows:

		Fair Value
Derivatives Assets	Balance Sheet Location	December 31, 2022	December 31, 2021
Derivatives not designated as hedging instruments under ASC 815-20		In thousands
Foreign exchange forward contracts	Other current assets	$45	$37
Total asset derivatives		$45	$37

Derivatives Liabilities
Derivatives not designated as hedging instruments under ASC 815-20		In thousands
Foreign exchange forward contracts	Other current liabilities	$44	$135
Total liability derivatives		$44	$135

The changes in AOCI, net of tax, for our derivative and nonderivative hedging instruments designated as hedging instruments, net of tax, were as follows:

In thousands	2022	2021	2020
Net unrealized loss on hedging instruments at January 1,	$(14,590)	$(16,001)	$(15,103)
Unrealized gain (loss) on derivative instruments	—	1,121	(7,002)
Realized (gains) losses reclassified into net income (loss)	—	290	6,104
Net unrealized loss on hedging instruments at December 31,	$(14,590)	$(14,590)	$(16,001)

Reclassification of amounts related to hedging instruments are included in interest expense in the Consolidated Statements of Operations. Included in the net unrealized gain (loss) on hedging instruments at December 31, 2022 and 2021 is a loss of $14.4 million, net of tax, related to our nonderivative net investment hedge, which terminated in 2011. This loss on our net investment hedge will remain in AOCI until earnings are impacted by a sale or liquidation of the associated foreign operation.

A summary of the effect of netting arrangements on our financial position related to the offsetting of our recognized derivative assets and liabilities under master netting arrangements or similar agreements is as follows:

Offsetting of Derivative Assets	Gross Amounts of Recognized Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
In thousands		Derivative Financial Instruments	Cash Collateral Received	Net Amount
December 31, 2022	$45	$(43)	$—	$2
December 31, 2021	37	(37)	—	—

Offsetting of Derivative Liabilities	Gross Amounts of Recognized Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets
In thousands		Derivative Financial Instruments	Cash Collateral Pledged	Net Amount
December 31, 2022	$44	$(43)	$—	$1
December 31, 2021	135	(37)	—	98

Our derivative assets and liabilities subject to netting arrangements include foreign exchange forward and interest rate contracts with three counterparties at December 31, 2022 and three counterparties at December 31, 2021. No derivative asset or liability balance with any of our counterparties was individually significant at December 31, 2022 or 2021. Our derivative contracts with each of these counterparties exist under agreements that provide for the net settlement of all contracts through a single payment in a single currency in the event of default. We have no pledges of cash collateral against our obligations, and we have not received pledges of cash collateral from our counterparties under the associated derivative contracts.

Cash Flow Hedges
As a result of our forecasted inventory purchases in a non-functional currency, we are exposed to foreign exchange risk. We hedge portions of these purchases. During February 2021, we entered into foreign exchange option contracts for a total notional amount of $77 million at a cost of $1.1 million. The contracts matured ratably through the year with final maturity occurring in October 2021. Changes in the fair values of the option contracts are recognized as a component of OCI and are recognized in product cost of revenues when the hedged item affects earnings. We did not enter into any similar arrangements in 2022.

The before-tax effects of our accounting for derivative instruments designated as hedges on AOCI for the year ended December 31, were as follows:

Derivatives in ASC 815-20 Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in OCI on Derivative			Gain (Loss) Reclassified from AOCI into Income
				Location	Amount
In thousands	2022	2021	2020	In thousands	2022	2021	2020
Interest rate swap contract	$—	$73	$(2,900)	Interest expense	$—	$(229)	$(745)
Interest rate swap contract	—	—	—	Other income (expense), net	—	(1,680)	—
Interest rate cap contracts	—	—	782	Interest expense	—	—	392
Foreign exchange options	—	403	(1,228)	Product cost of revenues	—	403	(1,228)
Cross currency swap contract	—	669	(4,164)	Interest expense	—	94	619
Cross currency swap contract	—	—	—	Other income (expense), net	—	656	(5,228)

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of December 31, 2022, a total of 36 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar, and various other currencies, with notional amounts ranging from $117,000 to $57.9 million.

The effect of our derivative instruments not designated as hedges on the Consolidated Statements of Operations for the year ended December 31, was as follows:

Derivatives Not Designated as Hedging Instrument under ASC 815-20	Location	Gain (Loss) Recognized on Derivatives in Other Income (Expense)
In thousands		2022	2021	2020
Foreign exchange forward contracts	Other income (expense), net	$(865)	$1,536	$(4,538)

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

Note 8:    Defined Benefit Pension Plans

We sponsor both funded and unfunded defined benefit pension plans offering death and disability, retirement, and special termination benefits for certain of our international employees, primarily in Germany, France, Indonesia, India, and Italy. The defined benefit obligation is calculated annually by using the projected unit credit method. The measurement date for the pension plans was December 31, 2022.

The following tables set forth the components of the changes in benefit obligations and fair value of plan assets:

	Year Ended December 31,
In thousands	2022	2021
Change in benefit obligation:
Benefit obligation at January 1,	$112,073	$132,732
Service cost	2,908	4,479
Interest cost	1,676	1,383
Actuarial gain	(23,682)	(13,986)
Benefits paid	(2,753)	(3,381)
Foreign currency exchange rate changes	(7,162)	(8,505)
Curtailment	(225)	(579)
Settlement	(1,499)	(171)
Release for divestiture	(11,081)	—
Other	(516)	101
Benefit obligation at December 31,	$69,739	$112,073

Change in plan assets:
Fair value of plan assets at January 1,	$9,609	$10,206
Actual return on plan assets	(4)	308
Company contributions	217	102
Benefits paid	(278)	(329)
Foreign currency exchange rate changes	(655)	(678)
Settlement	(227)	—
Fair value of plan assets at December 31,	8,662	9,609
Net pension benefit obligation at fair value	$61,077	$102,464

Amounts recognized on the Consolidated Balance Sheets consist of:

	December 31,
In thousands	2022	2021
Assets
Plan assets in other long-term assets	$162	$—

Liabilities
Current portion of pension benefit obligation in wages and benefits payable	$3,400	$3,088
Pension benefit obligation held for sale within other current liabilities	—	11,513
Long-term portion of pension benefit obligation	57,839	87,863

Pension benefit obligation, net	$61,077	$102,464

In conjunction with the business divestiture to Dresser (refer to Note 3: Certain Balance Sheet Components), the related disposal group was classified as held for sale during the fourth quarter of 2021. The disposal group was removed from the balance sheet when the transaction closed on February 28, 2022. Refer to Note 18: Sale of Businesses for additional information on the transaction.

Amounts recognized in OCI (pre-tax) are as follows:

	Year Ended December 31,
In thousands	2022	2021	2020
Net actuarial (gain) loss	$(24,316)	$(14,565)	$8,734
Settlement	(166)	2	(286)
Curtailment	20	557	—
Plan asset loss	316	38	64
Amortization of net actuarial loss	(1,490)	(2,183)	(2,255)
Amortization of prior service cost	(70)	(71)	(68)
Other	481	101	—
Other comprehensive (income) loss	$(25,225)	$(16,121)	$6,189

If actuarial gains and losses exceed 10 percent of the greater of plan assets or plan liabilities, we amortize them over the employees' average future service period. The estimated net actuarial gain and prior service cost that will be amortized from AOCI into net periodic benefit cost during 2023 is $0.4 million.

Net periodic pension benefit cost for our plans include the following components:

	Year Ended December 31,
In thousands	2022	2021	2020
Service cost	$2,908	$4,479	$4,027
Interest cost	1,676	1,383	1,817
Expected return on plan assets	(312)	(346)	(453)
Amortization of prior service costs	70	71	68
Amortization of actuarial net loss	1,490	2,183	2,255
Settlement	166	(2)	286
Curtailment	(20)	(557)	—
Net periodic benefit cost	$5,978	$7,211	$8,000

The components of net periodic benefit cost, other than the service cost component, are included in total other income (expense) on the Consolidated Statements of Operations.

The significant actuarial weighted average assumptions used in determining the benefit obligations and net periodic benefit cost for our benefit plans are as follows:

	Year Ended December 31,
	2022	2021	2020
Actuarial assumptions used to determine benefit obligations at end of period:
Discount rate	4.14%	1.66%	1.10%
Expected annual rate of compensation increase	4.26%	3.88%	3.68%
Actuarial assumptions used to determine net periodic benefit cost for the period:
Discount rate	1.93%	1.10%	1.76%
Expected rate of return on plan assets	3.45%	3.45%	4.89%
Expected annual rate of compensation increase	3.88%	3.68%	3.76%

We determine a discount rate for our plans based on the estimated duration of each plan's liabilities. For euro denominated defined benefit pension plans, which represent 85% of our projected benefit obligation, we use discount rates with consideration of the duration of each of the plans, using a hypothetical yield curve developed from euro-denominated AA-rated corporate bond issues. These bonds are assigned different weights to adjust their relative influence on the yield curve, and the highest and lowest yielding 10% of bonds are excluded within each maturity group. The discount rate used was 3.75%.

Our expected rate of return on plan assets is derived from a study of actual historic returns achieved and anticipated future long-term performance of plan assets, specific to plan investment asset category. While the study primarily gives consideration to recent insurers' performance and historical returns, the assumption represents a long-term prospective return.

The total accumulated benefit obligation for our defined benefit pension plans was $63.2 million and $103.4 million at December 31, 2022 and 2021.

The total obligations and fair value of plan assets for plans with projected benefit obligations and accumulated benefit obligations exceeding the fair value of plan assets are as follows:

In thousands	December 31,
	2022	2021
Projected benefit obligation	$68,799	$112,073
Accumulated benefit obligation	62,503	103,437
Fair value of plan assets	7,560	9,609

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

The fair values of our plan investments by asset category are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)
In thousands	December 31, 2022
Cash	$857	$857	$—
Insurance funds	7,805	—	7,805
Total fair value of plan assets	$8,662	$857	$7,805

In thousands	December 31, 2021
Cash	$1,075	$1,075	$—
Insurance funds	8,534	—	8,534
Total fair value of plan assets	$9,609	$1,075	$8,534

The following tables present a reconciliation of Level 3 assets held during the years ended December 31, 2022 and 2021:

In thousands	Balance at January 1, 2022	Net Realized and Unrealized Gains	Net Purchases, Issuances, Settlements, and Other	Effect of Foreign Currency	Balance at December 31, 2022
Insurance funds	$8,534	$(14)	$(165)	$(550)	$7,805

In thousands	Balance at January 1, 2021	Net Realized and Unrealized Gains	Net Purchases, Issuances, Settlements, and Other	Effect of Foreign Currency	Balance at December 31, 2021
Insurance funds	$9,156	$289	$(242)	$(669)	$8,534

As the plan assets and contributions are not significant to our total company assets, no further disclosures are considered material.

Annual benefit payments for the next 10 years, including amounts to be paid from our assets for unfunded plans and reflecting expected future service, as appropriate, are expected to be paid as follows:

Year Ending December 31,	Estimated Annual Benefit Payments
In thousands
2023	$3,805
2024	3,989
2025	4,170
2026	4,167
2027	4,731
2028-2032	25,359

Note 9:    Stock-Based Compensation

We grant stock-based compensation awards, including restricted stock units, phantom stock, and unrestricted stock units, under the Second Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan). Prior to December 31, 2020, stock options were also granted as part of the stock-based compensation awards. In the Stock Incentive Plan, we have 12,623,538 shares of common stock reserved and authorized for issuance subject to stock splits, dividends, and other similar events, and at December 31, 2022, 4,602,456 shares were available for grant. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied. These shares are subject to a fungible share provision such that the authorized share available for grant is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

We also award phantom stock units, which are settled in cash upon vesting and accounted for as liability-based awards, with no impact to the shares available for grant.

In addition, we maintain the ESPP, for which 71,253 shares of common stock were available for future issuance at December 31, 2022.

ESPP activity and stock-based grants other than stock options and restricted stock units were not significant for the years ended December 31, 2022, 2021, and 2020.

Stock-Based Compensation Expense
Total stock-based compensation expense and the related tax benefit were as follows:

	Year Ended December 31,
In thousands	2022	2021	2020
Stock options	$891	$1,371	$1,944
Restricted stock units	20,038	21,391	22,285
Unrestricted stock awards	952	856	824
Phantom stock units	1,315	3,242	3,720
Total stock-based compensation	$23,196	$26,860	$28,773

Related tax benefit	$5,371	$4,991	$5,086

Stock Options
A summary of our stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	In thousands		Years	In thousands
Outstanding, January 1, 2020	458	$56.38	7.0	$12,641

Granted	83	84.39			$26.37
Exercised	(103)	53.99		2,061
Forfeited	(5)	83.94
Outstanding, December 31, 2020	433	$61.95	6.9	$14,697

Granted	—	—			$—
Exercised	(34)	67.21		1,215
Forfeited	(6)	83.33
Outstanding, December 31, 2021	393	$61.18	5.9	$4,737

Granted	—	—			$—
Exercised	(1)	45.90		4
Canceled	(9)	80.00
Forfeited	(2)	87.27
Outstanding, December 31, 2022	381	$60.63	4.8	$1,892

Exercisable, December 31, 2022	360	$59.25	4.7	$1,892

At December 31, 2022, total unrecognized stock-based compensation expense related to nonvested stock options was $0.1 million, which is expected to be recognized over a weighted average period of approximately 0.6 year.

The weighted average assumptions used to estimate the fair value of stock options granted and the resulting weighted average fair value are as follows:

	Year Ended December 31,
	2022	2021	2020
Expected volatility	—%	—%	32.3%
Risk-free interest rate	—%	—%	1.3%
Expected term (years)	N/A	N/A	5.3

Employee stock options are no longer a part of our stock compensation plan as of December 31, 2020.

Restricted Stock Units
The following table summarizes restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	In thousands		In thousands
Outstanding, January 1, 2020	684	$64.38

Granted	262	83.42
Released (1)	(363)		$23,702
Forfeited	(39)
Outstanding, December 31, 2020	544	$71.79

Granted	230	97.66
Released (1)	(293)		$20,639
Forfeited	(51)
Outstanding, December 31, 2021	430	$85.77

Granted	391	53.33
Released (1)	(227)	80.08	$18,169
Forfeited	(66)	71.08
Outstanding, December 31, 2022	528	$66.39

Vested but not released, December 31, 2022	12	$50.65	$606

(1) Shares released is presented as gross shares and does not reflect shares withheld by us for employee payroll tax obligations.

At December 31, 2022, total unrecognized compensation expense on restricted stock units was $21.0 million, which is expected to be recognized over a weighted average period of approximately 1.7 years.

The weighted average assumptions used to estimate the fair value of performance-based restricted stock units granted with a service and market condition and the resulting weighted average fair value are as follows:

	Year Ended December 31,
	2022	2021	2020
Expected volatility	55.7%	54.2%	44.9%
Risk-free interest rate	1.7%	0.4%	1.0%
Expected term (years)	2.9	1.9	1.8

Weighted average fair value	$57.88	$77.65	$93.97

Phantom Stock Units
The following table summarizes phantom stock unit activity:

	Number of Phantom Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	In thousands		In thousands
Outstanding, January 1, 2020	89	$62.85
Granted	38	87.27
Released	(40)		$2,971
Forfeited	(5)
Outstanding, December 31, 2020	82	$73.13

Granted	35	96.49
Released	(41)		$4,100
Forfeited	(7)
Outstanding, December 31, 2021	69	$85.47

Granted	59	53.07
Released	(34)	79.08	$1,780
Forfeited	(9)	76.02
Outstanding, December 31, 2022	85	$66.46

At December 31, 2022, total unrecognized compensation expense on phantom stock units was $2.6 million, which is expected to be recognized over a weighted average period of approximately 1.9 years. As of December 31, 2022 and 2021, we have recognized a phantom stock liability of $1.7 million and $1.9 million within wages and benefits payable in the Consolidated Balance Sheets.
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

	Year Ended December 31,
In thousands	2022	2021	2020
Defined contribution plans expense	$14,241	$18,287	$18,424

Note 11:    Income Taxes

Beginning January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years, dependent upon the geography in which the expenditures are incurred. Although Congress has considered legislation that would defer, modify, or repeal the capitalization and amortization requirement, as of year-end no such deferral has been passed. The income tax provision has been prepared according to currently enacted tax legislation.

In August 2022, the Inflation Reduction Act was signed into law, which made a number of changes to the Internal Revenue Code, including adding a 1% excise tax on stock buybacks by publicly traded corporations and a 15% minimum tax on adjusted financial statement income of certain large companies. We are subject to the new 1% excise tax beginning January 1, 2023, but the amount will vary depending upon various factors. The 15% minimum tax only applies to corporations with average book income in excess of $1 billion, so is not currently applicable.

The following table summarizes the provision (benefit) for U.S. federal, state, and foreign taxes on income from continuing operations:

	Year Ended December 31,
In thousands	2022	2021	2020
Current:
Federal	$(2,692)	$20,197	$(963)
State and local	3,698	7,271	1,731
Foreign	25,433	12,594	12,409
Total current	26,439	40,062	13,177

Deferred:
Federal	(24,167)	(36,196)	(2,852)
State and local	(4,723)	(12,186)	(3,340)
Foreign	(23,832)	(12,657)	(60,444)
Total deferred	(52,722)	(61,039)	(66,636)

Change in valuation allowance	20,087	(24,535)	53,697
Total provision (benefit) for income taxes	$(6,196)	$(45,512)	$238

The change in the valuation allowance does not include the impacts of currency translation adjustments, acquisitions, or significant intercompany transactions.
Our tax provision (benefit) as a percentage of income before tax was 39%, 37%, and less than 1% for 2022, 2021, and 2020. A reconciliation of income taxes at the U.S. federal statutory rate of 21% to the consolidated actual tax rate is as follows:

	Year Ended December 31,
In thousands	2022	2021	2020
Income (loss) before income taxes
Domestic	$(19,104)	$(91,579)	$24,010
Foreign	3,361	(32,231)	(80,649)
Total income (loss) before income taxes	$(15,743)	$(123,810)	$(56,639)

Expected federal income tax provision (benefit)	$(3,306)	$(26,000)	$(11,894)
Divestitures	1,578	—	10,936
Change in valuation allowance	20,087	(24,535)	53,697
Onshoring of international operations	—	(10,933)	—
Stock-based compensation	1,611	(2,465)	(163)
Foreign earnings	(22,244)	25,738	(58,649)
Tax credits	(10,967)	(8,988)	(9,101)
Uncertain tax positions, including interest and penalties	(2,053)	6,693	11,144
Change in tax rates	385	(1,919)	557
State income tax provision (benefit), net of federal effect	(2,873)	(5,722)	(1,997)
U.S. tax provision on foreign earnings	146	58	142
Nondeductible goodwill impairment	6,375	—	—
Local foreign taxes	551	667	1,298
Other, net	4,514	1,894	4,268
Total provision (benefit) from income taxes	$(6,196)	$(45,512)	$238

Deferred tax assets and liabilities consist of the following:

	December 31,
In thousands	2022	2021
Deferred tax assets
Loss carryforwards(1)	$405,674	$412,023
Tax credits(2)	44,790	39,767
Accrued expenses	18,774	39,511
Pension plan benefits expense	7,037	17,140
Warranty reserves	8,535	9,302
Depreciation and amortization	72,505	94,917
Equity compensation	7,061	6,126
Inventory valuation	5,356	2,593
Deferred revenue	13,346	11,534
Interest	11,721	17,971
Leases	9,543	9,460
Capitalized research costs	74,058	29,246
Other deferred tax assets, net	7,986	9,062
Total deferred tax assets	686,386	698,652
Valuation allowance	(427,423)	(443,593)
Total deferred tax assets, net of valuation allowance	258,963	255,059

Deferred tax liabilities
Depreciation and amortization	(34,909)	(56,897)
Leases	(8,274)	(8,489)
Other deferred tax liabilities, net	(4,631)	(10,201)
Total deferred tax liabilities	(47,814)	(75,587)
Net deferred tax assets	$211,149	$179,472

(1)For tax return purposes at December 31, 2022, we had U.S. federal loss carryforwards of $4.2 million, which begin to expire in the year 2023. At December 31, 2022, we have net operating loss carryforwards in Luxembourg of $1.3 billion, the majority of which can be carried forward indefinitely, offset by a full valuation allowance. The remaining portion of the loss carryforwards are composed primarily of losses in various other state and foreign jurisdictions. The majority of these losses can be carried forward indefinitely. At December 31, 2022, there was a valuation allowance of $427.4 million primarily associated with foreign loss carryforwards.
(2)For tax return purposes at December 31, 2022, we had: U.S. general business credits of $47.1 million, which begin to expire in 2037; and state tax credits of $41.9 million, which begin to expire in 2023.

Changes in the valuation allowance for deferred tax assets are summarized as follows:

	Year Ended December 31,
In thousands	2022	2021	2020
Balance at beginning of period	$443,593	$503,859	$427,030
Other adjustments	(36,257)	(35,731)	23,132
Additions charged to costs and expenses	20,087	(24,535)	53,697
Balance at end of period, noncurrent	$427,423	$443,593	$503,859

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

We do not provide U.S. deferred taxes on temporary differences related to our foreign investments that are considered permanent in duration. These temporary differences include undistributed foreign earnings of $43.0 million and $25.7 million at December 31, 2022 and 2021. Foreign taxes have been provided on these undistributed foreign earnings. As a result of recent changes in U.S. tax legislation, any repatriation of these earnings would not result in additional U.S. federal income tax.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

In thousands	Total
Unrecognized tax benefits at January 1, 2020	$121,715
Gross increase to positions in prior years	633
Gross decrease to positions in prior years	(2,140)
Gross increases to current period tax positions	14,821
Audit settlements	(795)
Decrease related to lapsing of statute of limitations	(2,381)
Effect of change in exchange rates	4,057
Unrecognized tax benefits at December 31, 2020	$135,910

Gross increase to positions in prior years	570
Gross decrease to positions in prior years	(19,709)
Gross increases to current period tax positions	31,456
Audit settlements	—
Decrease related to lapsing of statute of limitations	(4,535)
Effect of change in exchange rates	(4,163)
Unrecognized tax benefits at December 31, 2021	$139,529

Gross increase to positions in prior years	14,450
Gross decrease to positions in prior years	(2,786)
Gross increases to current period tax positions	4,702
Audit settlements	—
Decrease related to lapsing of statute of limitations	(23,164)
Effect of change in exchange rates	(2,587)
Unrecognized tax benefits at December 31, 2022	$130,144

	At December 31,
In thousands	2022	2021	2020
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	$130,137	$139,503	$134,473

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

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense recognized were as follows:

	Year Ended December 31,
In thousands	2022	2021	2020
Net interest and penalties expense (benefit)	$4,665	$(1,097)	$400

	At December 31,
In thousands	2022	2021
Accrued interest	$7,575	$2,964
Accrued penalties	567	747

At December 31, 2022, we are under examination by certain tax authorities. Subsequent to year end we expect to receive an assessment from German tax authorities for years 2014-2017. We have agreed to settle certain issues with Germany, and plan to appeal or litigate others. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or cash flows.

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

We file income tax returns in various jurisdictions. We are subject to income tax examination by tax authorities in our major tax jurisdictions as follows:

Tax Jurisdiction	Years Subject to Audit
U.S. federal	Subsequent to 2002
France	Subsequent to 2018
Germany	Subsequent to 2013
United Kingdom	Subsequent to 2018
Indonesia	Subsequent to 2017
Italy	Subsequent to 2016

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

Our available lines of credit, outstanding standby LOCs, and bonds were as follows:

	At December 31,
In thousands	2022	2021
Credit facility
Multicurrency revolving line of credit	$500,000	$500,000
Standby LOCs issued and outstanding	(55,990)	(64,374)
Net available for additional borrowings under the multicurrency revolving line of credit	$444,010	$435,626

Net available for additional standby LOCs under sub-facility	$244,010	$235,626

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$81,781	$94,845
Standby LOCs issued and outstanding	(22,530)	(19,957)
Short-term borrowings	—	—
Net available for additional borrowings and LOCs	$59,251	$74,888

Unsecured surety bonds in force	$285,754	$281,270

In the event any such standby LOC or bond is called, we would be obligated to reimburse the issuer of the standby LOC or bond; however, as of February 27, 2023, we do not believe any outstanding standby LOCs or bonds will be called.

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

Warranty
A summary of the warranty accrual account activity is as follows:

	Year Ended December 31,
In thousands	2022	2021	2020
Beginning balance	$32,022	$41,390	$53,241
New product warranties	5,061	4,848	3,616
Other adjustments and expirations, net	(882)	551	7,736
Claims activity	(9,719)	(13,593)	(25,582)
Warranties reclassified to held for sale	—	(90)	—
Effect of change in exchange rates	(784)	(1,084)	2,379
Ending balance	25,698	32,022	41,390
Less: current portion of warranty	18,203	18,406	28,329
Long-term warranty	$7,495	$13,616	$13,061

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to insurance and supplier recoveries, other changes and adjustments to warranties, and customer claims.

In conjunction with the business divestiture to Dresser (refer to Note 3: Certain Balance Sheet Components), the related disposal group was classified as held for sale during the fourth quarter of 2021. The disposal group was removed from the balance sheet when the transaction closed on February 28, 2022. Refer to Note 18: Sale of Businesses for additional information on the transaction.

Warranty expense was as follows:

	Year Ended December 31,
In thousands	2022	2021	2020
Total warranty expense	$4,179	$5,399	$11,539

Warranty expense decreased during the year ended December 31, 2022 compared with the same period in 2021. The lower costs in 2022 are primarily the result of a $2.6 million change in estimated liability relating to resolution for gas interface modules, offset in part by recognition of $1.4 million for incremental specific reserves in North America Networked Solutions.

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

Plan costs were as follows:

	Year Ended December 31,
In thousands	2022	2021	2020
Plan costs	$37,942	$39,187	$36,672

IBNR accrual, which is included in wages and benefits payable, was as follows:

	At December 31,
In thousands	2022	2021
IBNR accrual	$4,277	$3,478

Our IBNR accrual and expenses may fluctuate due to the number of plan participants, claims activity, and deductible limits. For our employees located outside of the United States, health benefits are provided primarily through governmental social plans, which are funded through employee and employer tax withholdings.
Note 13:     Restructuring

2021 Projects
On October 29, 2021, our Board of Directors approved a restructuring plan (the 2021 Projects), which in conjunction with the announcement of the sale of certain Gas product lines from our Device Solutions manufacturing and business operations in Europe and North America to Dresser (refer to Note 18: Sale of Businesses), includes activities to drive reductions in certain locations and functional support areas. These projects are expected to be substantially complete by the end of 2024.

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2021 Projects were as follows:

In thousands	Total Expected Costs at December 31, 2022	Costs Recognized in Prior Periods	Costs Recognized During the Year Ended December 31, 2022	Expected Remaining Costs to be Recognized at December 31, 2022
Employee severance costs	$38,359	$49,013	$(10,654)	$—
Asset impairments & net loss on sale or disposal	8,599	9,246	(647)	—
Other restructuring costs	5,509	2,452	632	2,425
Total	$52,467	$60,711	$(10,669)	$2,425

2020 Projects
In September 2020, our Board of Directors approved a restructuring plan (the 2020 Projects), which includes activities that continue our efforts to optimize our global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects are scheduled to be substantially complete by the end of 2023.

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2020 Projects were as follows:

In thousands	Total Expected Costs at December 31, 2022	Costs Recognized in Prior Periods	Costs Recognized During the Year Ended December 31, 2022	Expected Remaining Costs to be Recognized at December 31, 2022
Employee severance costs	$20,382	$24,532	$(4,150)	$—
Asset impairments & net loss on sale or disposal	6,465	6,442	23	—
Other restructuring costs	7,841	6,170	1,171	500
Total	$34,688	$37,144	$(2,956)	$500

The following table summarizes the activity within the restructuring related balance sheet accounts for the 2021 Projects and the 2020 Projects during the year ended December 31, 2022:

In thousands	Accrued Employee Severance	Asset Impairments & Net Loss (Gain) on Sale or Disposal	Other Accrued Costs	Total
Beginning balance, January 1, 2022	$79,876	$—	$5,130	$85,006
Costs charged to expense	(14,804)	(624)	1,803	(13,625)
Cash payments	(21,683)	(242)	(3,840)	(25,765)
Cash receipts	—	3,937	—	3,937
Net assets disposed and impaired	—	(3,071)	—	(3,071)
Effect of change in exchange rates	(3,831)	—	(207)	(4,038)
Ending balance, December 31, 2022	$39,558	$—	$2,886	$42,444

During the year ended December 31, 2022, $14.8 million in accrued employee severance has been released due to employee attrition and other employee agreements.

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

The current portions of restructuring liabilities were $14.5 million and $29.7 million as of December 31, 2022 and 2021 and are classified within other current liabilities on the Consolidated Balance Sheets. The long-term portions of restructuring liabilities were $27.9 million and $55.3 million as of December 31, 2022 and 2021. The long-term portions of restructuring liabilities are classified within other long-term obligations on the Consolidated Balance Sheet and include severance accruals and facility exit costs.

Note 14:     Shareholders' Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock would be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at December 31, 2022 or 2021.

Stock Repurchase Program
Effective November 1, 2021, Itron's Board of Directors authorized a share repurchase program of up to $100 million of our common stock over an 18-month period (the 2021 Stock Repurchase Program). Repurchases are made in the open market or in privately negotiated transactions, and in accordance with applicable securities laws. During the year ended December 31, 2021, we repurchased 125,314 shares of our common stock under the 2021 Stock Repurchase Program. The average price paid per share was $64.05 (excluding commissions) for a total of $8.0 million. During the first quarter of 2022, we repurchased 279,968 shares of our common stock under the 2021 Stock Repurchase Program. The average price paid per share was $60.60 (excluding commissions) for a total of $17.0 million. No shares were repurchased for the remainder of 2022. Following the announcement of the program and through 2022, we repurchased 405,282 shares at an average price paid per share of $61.67 (excluding commissions) for total of $25.0 million. As of December 31, 2022, we are authorized to repurchase up to an additional $75 million before May 1, 2023.

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

Accumulated Other Comprehensive Income (Loss)
The changes in the components of AOCI, net of tax, were as follows:

In thousands	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Benefit Obligation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2020	$(157,999)	$(723)	$(14,380)	$(31,570)	$(204,672)
OCI before reclassifications	21,082	(7,002)	—	(8,689)	5,391
Amounts reclassified from AOCI	52,074	6,104	—	2,577	60,755
Total other comprehensive income (loss)	73,156	(898)	—	(6,112)	66,146
Balances at December 31, 2020	(84,843)	(1,621)	(14,380)	(37,682)	(138,526)
OCI before reclassifications	(26,923)	1,121	—	14,264	(11,538)
Amounts reclassified from AOCI	—	290	—	1,676	1,966
Total other comprehensive income (loss)	(26,923)	1,411	—	15,940	(9,572)
Balances at December 31, 2021	(111,766)	(210)	(14,380)	(21,742)	(148,098)
OCI before reclassifications	(28,748)	—	—	23,170	(5,578)
Amounts reclassified from AOCI	57,321	—	—	1,681	59,002
Total other comprehensive income (loss)	28,573	—	—	24,851	53,424
Balances at December 31, 2022	$(83,193)	$(210)	$(14,380)	$3,109	$(94,674)

In determining the amount of the impairment loss for the assets of the transaction with Dresser during the fourth quarter of 2021, we included $59.7 million of accumulated foreign currency translation losses and $0.9 million in unrealized defined benefit plan losses. Upon closing of the sale transaction in the first quarter of 2022, the then outstanding amounts in AOCI were reclassified to net income (loss) through loss on sale of businesses for a total of $55.4 million, with a corresponding reversal of the impairment loss originally booked in the fourth quarter of 2021. Refer to Note 18: Sale of Businesses for additional information on the transaction.

During the third quarter of 2022, we substantially liquidated our legal entity in Russia, recognizing a loss of $1.9 million for the reclassification of the currency translation adjustment from accumulated other comprehensive income (loss) related to the disposal of the business.

The before-tax, income tax (provision) benefit, and net-of-tax amounts related to each component of OCI were as follows:

	Year Ended December 31,
In thousands	2022	2021	2020
Before-tax amount
Foreign currency translation adjustment	$(28,921)	$(26,757)	$20,947
Foreign currency translation adjustment reclassified to net loss on sale or disposal of businesses	57,321	—	52,074
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	—	1,139	(7,519)
Net hedging (gain) loss reclassified to net loss	—	756	6,190
Net unrealized gain (loss) on defined benefit plans	23,519	14,426	(8,798)
Net defined benefit plan (gain) loss reclassified to net loss	1,706	1,695	2,609
Total other comprehensive income (loss), before tax	53,625	(8,741)	65,503

Tax (provision) benefit
Foreign currency translation adjustment	173	(166)	135
Foreign currency translation adjustment reclassified to net loss on sale or disposal of businesses	—	—	—
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	—	(18)	517
Net hedging (gain) loss reclassified to net loss	—	(466)	(86)
Net unrealized gain (loss) on defined benefit plans	(349)	(162)	109
Net defined benefit plan (gain) loss reclassified to net loss	(25)	(19)	(32)
Total other comprehensive income (loss) tax (provision) benefit	(201)	(831)	643

Net-of-tax amount
Foreign currency translation adjustment	(28,748)	(26,923)	21,082
Foreign currency translation adjustment reclassified to net loss on sale or disposal of businesses	57,321	—	52,074
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	—	1,121	(7,002)
Net hedging (gain) loss reclassified to net loss	—	290	6,104
Net unrealized gain (loss) on defined benefit plans	23,170	14,264	(8,689)
Net defined benefit plan (gain) loss reclassified to net loss	1,681	1,676	2,577
Total other comprehensive income (loss), net of tax	$53,424	$(9,572)	$66,146

Note 15:    Fair Value of Financial Instruments

The fair values at December 31, 2022 and 2021 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	December 31, 2022		December 31, 2021
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit facility
Multicurrency revolving line of credit	$—	$—	$—	$—
Convertible notes	452,526	377,200	450,228	422,749

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

Networked Solutions – This segment primarily includes a combination of communicating devices (e.g., smart meters, modules, endpoints, and sensors), network infrastructure, and associated application software designed and sold as a complete solution for acquiring and transporting robust application-specific data. Networked Solutions includes products and software for the implementation, installation, and management of communicating devices and data networks. The Industrial Internet of Things (IIoT) solutions supported by this segment include automated meter reading (AMR), advanced metering infrastructure (AMI), distributed energy resource management (DERMs), smart grid and distribution automation, smart street lighting, and an ever-growing set of smart city applications such as traffic management, smart parking, air quality monitoring, electric vehicle charging, customer engagement, digital signage, acoustic (e.g., gunshot) detection, and leak detection and mitigation for both gas and water systems. Our IIoT platform allows all these utility and smart city applications to be run and managed on a single, multi-purpose network.

Outcomes – This segment primarily includes our value-added, enhanced software and services in which we manage, organize, analyze, and interpret raw, anonymized and aggregated data to improve decision making, maximize operational profitability, drive resource efficiency, improve grid analytics, and deliver results for consumers, utilities, and smart cities. Outcomes supports high-value use cases such as data management, grid operations, distributed intelligence, operations management, gas distribution and safety, water operations management, revenue assurance, DERMs, energy forecasting, consumer engagement, smart payment, and fleet energy resource management. Utilities leverage these outcomes to capitalize on the power of networks and devices, empower their workforce, maximize their operations and enhance the customer experience. The revenues from these offerings are primarily recurring in nature and would include any direct management of Device Solutions, Networked Solutions, and other products on behalf of our end customers.

Revenues, gross profit, and operating income associated with our operating segments were as follows:

	Year Ended December 31,
In thousands	2022	2021	2020
Product revenues
Device Solutions	$433,354	$635,103	$684,517
Networked Solutions	1,002,156	974,531	1,148,698
Outcomes	64,733	68,561	55,958
Total Company	$1,500,243	$1,678,195	$1,889,173

Service revenues
Device Solutions	$5,356	$10,001	$9,478
Networked Solutions	117,112	118,100	100,704
Outcomes	172,853	175,276	173,995
Total Company	$295,321	$303,377	$284,177

Total revenues
Device Solutions	$438,710	$645,104	$693,995
Networked Solutions	1,119,268	1,092,631	1,249,402
Outcomes	237,586	243,837	229,953
Total Company	$1,795,564	$1,981,572	$2,173,350

Gross profit
Device Solutions	$61,778	$99,355	$86,859
Networked Solutions	361,975	378,633	432,906
Outcomes	98,436	95,181	82,402
Total Company	$522,189	$573,169	$602,167

Operating income (loss)
Device Solutions	$26,703	$57,217	$40,769
Networked Solutions	248,268	254,434	308,099
Outcomes	46,247	50,631	47,619
Corporate unallocated	(328,657)	(441,581)	(406,882)
Total Company	(7,439)	(79,299)	(10,395)
Total other income (expense)	(8,304)	(44,511)	(46,244)
Loss before income taxes	$(15,743)	$(123,810)	$(56,639)

Our Corporate unallocated operating loss for the years ended December 31, 2022 and 2021 include losses from the sale of businesses of $3.5 million and $64.3 million. Refer to Note 18: Sale of Businesses for additional information on the transactions.

For all periods presented, no single customer represents more than 10% of total company revenue.

Revenues by region were as follows:

	Year Ended December 31,
In thousands	2022	2021	2020
United States and Canada	$1,302,241	$1,273,868	$1,434,577
Europe, Middle East, and Africa	391,556	568,008	594,264
Asia Pacific and Latin America (1)	101,767	139,696	144,509
Total Company	$1,795,564	$1,981,572	$2,173,350
(1)On June 25, 2020, we sold our Latin American operations. We continue to sell into the region through a distributor.

Property, plant, and equipment, net, by geographic area were as follows:

	At December 31,
In thousands	2022	2021
United States	$85,704	$94,899
Outside United States	54,419	68,285
Total Company	$140,123	$163,184

Depreciation expense is allocated to the operating segments based upon each segment's use of the assets. All amortization expense is recognized within Corporate unallocated. Depreciation and amortization of intangible assets expense associated with our operating segments was as follows:

	Year Ended December 31,
In thousands	2022	2021	2020
Device Solutions	$14,452	$22,884	$25,058
Networked Solutions	17,539	16,607	16,965
Outcomes	5,501	4,454	5,348
Corporate unallocated	29,271	40,208	49,919
Total Company	$66,763	$84,153	$97,290

Note 17: Revenues

A summary of significant net changes in the contract assets and the contract liabilities balances during the period is as follows:

In thousands	Contract liabilities, less contract assets
Beginning balance, January 1, 2022	$83,180
Revenues recognized from beginning contract liability	(47,997)
Cumulative catch-up adjustments	5,417
Increases due to amounts collected or due	312,173
Revenues recognized from current period increases	(275,348)
Other	(1,467)
Ending balance, December 31, 2022	$75,958

On January 1, 2022, total contract assets were $33.7 million and total contract liabilities were $116.9 million. On December 31, 2022, total contract assets were $57.0 million and total contract liabilities were $133.0 million. The contract assets primarily relate to contracts that include a retention clause and allocations related to contracts with multiple performance obligations. The contract liabilities primarily relate to deferred revenue, such as extended warranty and maintenance cost. The cumulative catch-up adjustments relate to contract modifications, measure-of-progress changes, and changes in the estimate of the transaction price.

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

Total transaction price allocated to remaining performance obligations related to contracts is approximately $1.9 billion for the next 12 months and approximately $1.6 billion for periods longer than 12 months. The total remaining performance obligations consist of product and service components. The service component relates primarily to maintenance agreements for which customers pay a full year's maintenance in advance, and service revenues are generally recognized over the service period. Total transaction price allocated to remaining performance obligations also includes our extended warranty contracts, for which revenue is recognized over the warranty period, and hardware, which is recognized as units are delivered. The estimate of when remaining performance obligations will be recognized requires significant judgment.

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

Sale to Dresser
On November 2, 2021, Itron entered into a definitive securities and asset purchase agreement to sell certain Gas product lines from our Device Solutions manufacturing and business operations in Europe and North America to Dresser. The sale included one German subsidiary – Itron GmbH along with its business operations, personnel, and the owned manufacturing facility in Karlsruhe; the business operations, personnel, and assets associated with the leased manufacturing facility in Argenteuil, France; and the business and manufacturing assets maintained at one of our contract manufacturers in North America. The base sale price of this divestiture was $75.0 million, with adjustments for (1) pension liabilities assumed by Dresser for related active employees and (2) the final working capital balance. Cash proceeds from the sale were $55.9 million.

The transaction closed on February 28, 2022. The final sales price and loss on sale were determined after the finalization of the working capital adjustment, recognized in the fourth quarter of 2022. As of December 31, 2021, we recognized a pre-tax impairment loss of $34.4 million as well as $3.1 million for professional services in conjunction with the planned sale to Dresser (classified within loss on sale of businesses within the Consolidated Statements of Operations). In determining the amount of the impairment loss for the assets of this transaction during the fourth quarter of 2021, we included $59.7 million of accumulated foreign currency translation losses and $0.9 million in unrealized loss on defined benefit pension plans, both classified within AOCI. Upon closing of the sale transaction in the first quarter of 2022, the then outstanding amounts in AOCI were reclassified to net income through loss on sale of businesses for a total of $55.4 million, with a corresponding reversal of the impairment loss originally booked in the fourth quarter of 2021. The difference between the amounts included for the impairment loss in the fourth quarter of 2021 and the first quarter of 2022 was driven by the change in the euro to U.S. dollar exchange rate, and operating results for the period owned in 2022.

In the first quarter of 2022, we recognized additional loss of $2.2 million related to changes in the working capital balances and additional professional services. In the second quarter of 2022, the loss increased by $0.2 million for professional services related to the divestiture. In the third quarter of 2022, we recognized additional loss of $0.8 million related primarily to a true-up in the working capital balances. In the fourth quarter of 2022, we recognized additional loss of $0.3 million related to changes in the working capital balance and other charges related to the finalization of the transaction. We recognized a total loss of $3.5 million in 2022.

Note 19: Leases

We lease certain factories, service and distribution locations, offices, and equipment under operating leases. Our operating leases have initial lease terms ranging from one to 12 years, some of which include options to extend or renew the leases for up to 10 years. Certain lease agreements contain provisions for future rent increases. Our leases do not contain material residual value guarantees, and finance leases are not material.

The components of operating lease expense are as follows:

In thousands	Year Ended December 31,
	2022	2021
Operating lease cost	$19,092	$20,577
Variable lease cost	4,107	2,662
Total operating lease cost	$23,199	$23,239

Supplemental cash flow information related to operating leases is as follows:

In thousands	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$19,214	$20,958
Right-of-use assets obtained in exchange for operating lease liabilities	5,597	8,342

Supplemental balance sheet information related to operating leases is as follows:

In thousands	December 31, 2022	December 31, 2021
Operating lease right-of-use assets, net	$52,826	$65,523

Other current liabilities	15,967	16,602
Operating lease liabilities	44,370	57,314
Total operating lease liability	$60,337	$73,916
Weighted average remaining lease term - Operating leases	3.8 years	4.7 years
Weighted average discount rate - Operating leases	4.4%	4.4%

Amounts due under operating lease liabilities as of December 31, 2022 are as follows:

In thousands	December 31, 2022
2023	$18,199
2024	16,080
2025	14,558
2026	12,201
2027	3,543
Thereafter	1,033
Total lease payments	65,614
Less: imputed interest	(5,277)
Total operating lease liability	$60,337

Note 20: Subsequent Events

2023 Restructuring Projects
On February 23, 2023, the Board of Directors of Itron approved a restructuring plan (the 2023 Projects). The 2023 Projects include activities that continue the Company's efforts to optimize its global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects are to be substantially complete by early 2025. Itron estimates pre-tax restructuring charges of $40-45 million. Of the total estimated charge, approximately 95% will result in cash expenditures, and the remainder to non-cash impairment charges. The majority of the expense will be recognized during the first quarter of 2023. Certain of Itron's employees are represented by unions or works councils, which requires consultation, and potential restructuring projects may be subject to regulatory approval.

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no disagreements with our independent accountants on accounting and financial disclosure matters within the three year period ended December 31, 2022, or in any period subsequent to such date, through the date of this report.

Item 9A:    Controls and Procedures

Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2022, the Company's disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included in this Annual Report.

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Itron, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Itron, Inc. and subsidiaries (the "Company") as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated February 27, 2023, expressed an unqualified opinion on those financial statements.

Basis for Opinion

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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
February 27, 2023

Item 9B:    Other Information

None.

Item 9C:    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III
Item 10:    Directors, Executive Officers and Corporate Governance

The section entitled "Proposal 1 – Election of Directors" appearing in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 11, 2023 (the 2023 Proxy Statement) sets forth certain information with regard to our directors as required by Item 401 of Regulation S-K and is incorporated herein by reference.

Certain information with respect to persons who are or may be deemed to be executive officers of Itron, Inc. as required by Item 401 of Regulation S-K is set forth under the caption "Information about our Executive Officers" in Part I of this Annual Report.

The section entitled "Delinquent Section 16(a) Reports" appearing in the 2023 Proxy Statement sets forth certain information as required by Item 405 of Regulation S-K and is incorporated herein by reference.

The section entitled "Corporate Governance" appearing in the 2023 Proxy Statement sets forth certain information with respect to the Registrant's code of conduct and ethics as required by Item 406 of Regulation S-K and is incorporated herein by reference. Our code of conduct and ethics can be accessed on our website, at www.itron.com under the Investors section.

There were no material changes to the procedures by which security holders may recommend nominees to Itron's board of directors during 2023, as set forth by Item 407(c)(3) of Regulation S-K.

The section entitled "Corporate Governance" appearing in the 2023 Proxy Statement sets forth certain information regarding the Audit/Finance Committee, including the members of the Committee and the Audit/Finance Committee financial experts, as set forth by Item 407(d)(4) and (d)(5) of Regulation S-K and is incorporated herein by reference.

Item 11:    Executive Compensation

The sections entitled "Compensation of Directors" and "Executive Compensation" appearing in the 2023 Proxy Statement set forth certain information with respect to the compensation of directors and management of Itron as required by Item 402 of Regulation S-K and are incorporated herein by reference.

The section entitled "Corporate Governance" appearing in the 2023 Proxy Statement sets forth certain information regarding members of the Compensation Committee required by Item 407(e)(4) of Regulation S-K and is incorporated herein by reference.

The section entitled "Compensation Committee Report" appearing in the 2023 Proxy Statement sets forth certain information required by Item 407(e)(5) of Regulation S-K and is incorporated herein by reference.

Item 12:    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The section entitled "Equity Compensation Plan Information" appearing in the 2023 Proxy Statement sets forth certain information required by Item 201(d) of Regulation S-K and is incorporated herein by reference.

The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the 2023 Proxy Statement sets forth certain information with respect to the ownership of our common stock as required by Item 403 of Regulation S-K and is incorporated herein by reference.

Item 13:    Certain Relationships and Related Transactions, and Director Independence

The section entitled "Corporate Governance" appearing in the 2023 Proxy Statement sets forth certain information required by Item 404 of Regulation S-K and is incorporated herein by reference.

The section entitled "Corporate Governance" appearing in the 2023 Proxy Statement sets forth certain information with respect to director independence as required by Item 407(a) of Regulation S-K and is incorporated herein by reference.

Item 14:    Principal Accountant Fees and Services

The section entitled "Independent Registered Public Accounting Firm's Audit Fees and Services" appearing in the 2023 Proxy Statement sets forth certain information with respect to the principal accounting fees and services and the Audit/Finance Committee's policy on pre-approval of audit and permissible non-audit services performed by our independent auditors as required by Item 9(e) of Schedule 14A and is incorporated herein by reference.

PART IV
Item 15:     Exhibit and Financial Statement Schedules

(a) (1) Financial Statements:
The financial statements required by this item are submitted in Part II, Item 8: Financial Statements and Supplementary Data of this Annual Report on Form 10-K.
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

4.2
First Amendment to Security Agreement dated June 23, 2015 among Itron, Inc. and Wells Fargo Bank, National Association. (Filed as Exhibit 4.2 to Itron, Inc.'s Current Report on Form 8-K, filed on June 23, 2015)

4.3
Indenture, dated as of December 22, 2017 among Itron, Inc., the guarantors from time to time party thereto and U.S. Bank National Association, as trustee. (Filed as Exhibit 4.1 to Itron, Inc.'s Current Report on Form 8-K, filed on December 22, 2017)

4.4
Second Amended and Restated Credit Agreement dated January 5, 2018 among Itron, Inc. and a syndicate of banks led by Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A., J.P. Morgan Europe Limited, J.P. Morgan Securities PLC, BNP Paribas, and Silicon Valley Bank (Filed as Exhibit 4.1 to Itron, Inc.'s Current Report on Form 8-K, filed on January 12, 2018)

4.5
Amendment No. 1 dated October 18, 2019, to the Second Amended and Restated Credit Agreement dated January 5, 2018 among Itron, Inc., certain foreign borrowers, guarantors, lenders and issuing parties thereto, and Wells Fargo Bank, National Association, as administrative agent. (Filed as Exhibit 4.1 to Itron, Inc.'s Current Report on Form 8-K, filed on October 24, 2019)

4.6
Amendment No. 2 dated October 19, 2020, to the Second Amended and Restated Credit Agreement dated January 5, 2018 among Itron, Inc., certain foreign borrowers, guarantors, lenders and issuing parties thereto, and Wells Fargo Bank, National Association, as administrative agent. (Filed as Exhibit 4.1 to Itron, Inc's Quarterly Report on Form 10-Q filed on November 2, 2020)

4.7
Amendment No. 3, dated March 8, 2021, to the Credit Agreement, dated January 5, 2018 among Itron, Inc. and certain foreign borrowers, guarantors, lenders and issuing parties thereto, and Wells Fargo Bank, National Association, as administrative agent. (Filed as Exhibit 10.3 to Itron, Inc.'s Current Report on Form 8-K, filed on March 12, 2021)

4.8
Indenture, dated as of March 12, 2021, by and between Itron, Inc. and U.S. Bank National Association, as trustee (Filed as Exhibit 4.1 to Itron, Inc.'s Current Report on Form 8-K, filed on March 12, 2021)

Exhibit Number	Description of Exhibits
4.9	Form of 0.00% Convertible Senior Note due 2026 (Filed as Exhibit 4.2 to Itron, Inc.'s Current Report on Form 8-K, filed on March 12, 2021)

4.10	Form of Convertible Note Hedge (Filed as Exhibit 10.1 to Itron, Inc.'s Current Report on Form 8-K, filed on March 12, 2021)

4.11	Form of Warrant Confirmation (Filed as Exhibit 10.2 to Itron, Inc.'s Current Report on Form 8-K, filed on March 12, 2021)

4.12	Description of Registrant's Securities (filed with this report)

4.13
Amendment No. 4, dated February 25, 2022, to the Credit Agreement, dated January 5, 2018 among Itron, Inc. and certain foreign borrowers, guarantors, lenders and issuing parties thereto, and Wells Fargo Bank, National Association, as administrative agent. (Filed as Exhibit 4.13 to Itron, Inc's Annual Report on Form 10-K, filed on February 28, 2022)

4.14
Amendment No. 6, dated February 21, 2023, to the Credit Agreement, dated January 5, 2018 among Itron, Inc. and certain foreign borrowers, guarantors, lenders and issuing parties thereto, and Wells Fargo Bank, National Association, as administrative agent. (Filed as Exhibit 10.1 to Itron, Inc's Current Report on Form 8-K, filed on February 27, 2023)

10.1*	Form of Second Amended and Restated Change in Control Severance Agreement for Executive Officers. (Filed as Exhibit 10.1 to Itron, Inc.'s Quarterly Report on Form 10-Q, filed on August 4, 2022)

10.2*
Second Amended and Restated Change in Control Severance Agreement, dated May 12, 2022, by and between Itron, Inc. and Thomas L. Deitrich (Filed as Exhibit 10.2 to to Itron, Inc.'s Quarterly Report on Form 10-Q, filed on August 4, 2022)

10.3*	Form of Indemnification Agreements between Itron, Inc. and certain directors and officers. (Filed as Exhibit 10.9 to Itron, Inc.'s Annual Report on Form 10-K, filed on March 30, 2000)

10.4*	Amended and Restated 2010 Stock Incentive Plan. (Filed as Appendix A to Itron, Inc.'s Proxy Statement for the 2014 Annual Meeting of Shareholders, filed on March 13, 2014)

10.5*	Second Amended and Restated 2010 Stock Incentive Plan. (Filed as Appendix A to Itron, Inc.'s Proxy Statement for the 2017 Annual Meeting of Shareholders, filed on March 24, 2017)

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

10.10*
Form of Long Term Performance RSU Award Notice and Agreement for International Participants (excluding France) for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.19 to Itron, Inc.'s Annual Report on Form 10-K, filed on February 25, 2011)

Exhibit Number	Description of Exhibits
10.11*
Form of RSU Award Notice and Agreement for all Participants (excluding France) for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.2 to Itron, Inc.'s Quarterly Report on Form 10-Q, filed on August 6, 2014)

10.12*
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

10.14*	Amendment to the Executive Deferred Compensation Plan. (Filed as Exhibit 10.1 to Itron, Inc.'s Quarterly Report on Form 10-Q, filed on November 3, 2016)

10.15*	Amended and Restated 2012 Employee Stock Purchase Plan. (Filed as Exhibit 10.21 to Itron, Inc.'s Annual Report on Form 10-K, filed on February 24, 2021)

10.16
Cooperation Agreement by and among Itron, Inc., Coppersmith Capital Management LLC, Scopia Management, Inc. and certain of their specified affiliates, Jerome J. Lande and Peter Mainz, dated as of December 9, 2015. (Filed as Exhibit 10.1 to Itron, Inc.'s Current Report on Form 8-K, filed on December 11, 2015)

10.17
Amendment to Cooperation Agreement by and among Itron, Inc., Coppersmith Capital Management LLC, Scopia Management, Inc. and certain of their specified affiliates, Jerome J. Lande and Peter Mainz. (Filed as Exhibit 10.2 to Itron, Inc.'s Quarterly Report on Form 10-Q, filed on November 3, 2016)

10.18
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

10.20*
Form of Long-Term Performance RSU Award Notice and Agreement for U.S. Participants for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.2 to Itron, Inc.'s Quarterly Report on Form 10-Q, filed on May 4, 2017)

10.21*
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

10.23*
Form of Long-Term Performance RSU Award Notice and Agreement for U.S. Participants for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.33 to Itron, Inc.'s Annual Report on Form 10-K, filed on February 28, 2019)

10.24*
Form of RSU Award Notice for awards with 1 year vesting and Agreement for all Participants for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.34 to Itron, Inc.'s Annual Report on Form 10-K, filed on February 28, 2019)

10.25*
Form of RSU Award Notice for awards with 2 year vesting and Agreement for all Participants for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.35 to Itron, Inc.'s Annual Report on Form 10-K, filed on February 28, 2019)

Exhibit Number	Description of Exhibits
10.26*
Form of RSU Award Notice for awards with 3 year vesting and Agreement for all Participants for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.36 to Itron, Inc.'s Annual Report on Form 10-K, filed on February 28, 2019)

10.27*	Employment Agreement between Itron, Inc. and Thomas L. Deitrich, dated July 16, 2019. (Filed as Exhibit 10.1 to Itron, Inc.'s Current Report on Form 8-K, filed on July 22, 2019)

10.28*
Form of Long-Term Performance RSU Award Notice and Agreement for U.S Participants for use in connection with Itron, Inc.'s Second Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.39 to Itron, Inc's Annual report on Form 10-K, filed on February 26, 2020)

10.29*
Form of RSU Award Notice and Agreement for all Participants for use in connection with Itron, Inc.'s Second Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.36 to Itron. Inc.'s Annual Report on Form 10-K, filed on February 24, 2021)

10.30*	2022 Itron Incentive Plan (Filed as Exhibit 10.36 to Itron Inc.'s Annual Report on Form 10-K, filed on February 28, 2022)

21.1	Subsidiaries of Itron, Inc. (filed with this report)

23.1	Consent of Deloitte & Touche LLP Independent Registered Public Accounting Firm. (filed with this report)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed with this report)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed with this report)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished with this report)

101	The following financial information from Itron, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of February, 2023.

ITRON, INC.

By:	/s/ JOAN S. HOOPER
Joan S. Hooper
Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of February, 2023.

Signatures	Title

/s/ THOMAS L. DEITRICH
Thomas L. Deitrich	President and Chief Executive Officer (Principal Executive Officer), Director

/s/ JOAN S. HOOPER
Joan S. Hooper	Senior Vice President and Chief Financial Officer

/s/ MARY C. HEMMINGSEN
Mary C. Hemmingsen	Director

/s/ FRANK M. JAEHNERT
Frank M. Jaehnert	Director

/s/ JEROME J. LANDE
Jerome J. Lande	Director

/s/ TIMOTHY M. LEYDEN
Timothy M. Leyden	Director

/s/ SANTIAGO PEREZ
Santiago Perez	Director

/s/ GARY E. PRUITT
Gary E. Pruitt	Director

/s/ DIANA D. TREMBLAY
Diana D. Tremblay	Chair of the Board

/s/ LYNDA L. ZIEGLER
Lynda L. Ziegler	Director