Form 10-Q
period 2023-03-31
ITRON, INC.
filed 2023-05-04
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2023, there were outstanding 45,422,809 shares of the registrant's common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1:    Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
In thousands, except per share data	2023	2022
Revenues
Product revenues	$416,324	$399,810
Service revenues	78,294	75,521
Total revenues	494,618	475,331
Cost of revenues
Product cost of revenues	297,343	294,820
Service cost of revenues	40,907	45,287
Total cost of revenues	338,250	340,107
Gross profit	156,368	135,224

Operating expenses
Sales, general and administrative	75,521	76,401
Research and development	49,565	49,596
Amortization of intangible assets	5,048	6,553
Restructuring	36,609	(6,366)
Loss on sale of business	18	2,221
Total operating expenses	166,761	128,405

Operating income (loss)	(10,393)	6,819
Other income (expense)
Interest income	1,818	217
Interest expense	(2,057)	(1,592)
Other income (expense), net	(1,475)	(689)
Total other income (expense)	(1,714)	(2,064)

Income (loss) before income taxes	(12,107)	4,755
Income tax benefit (provision)	70	(3,859)
Net income (loss)	(12,037)	896
Net loss attributable to noncontrolling interests	(201)	(10)
Net income (loss) attributable to Itron, Inc.	$(11,836)	$906

Net income (loss) per common share - Basic	$(0.26)	$0.02
Net income (loss) per common share - Diluted	$(0.26)	$0.02

Weighted average common shares outstanding - Basic	45,281	45,018
Weighted average common shares outstanding - Diluted	45,281	45,240
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
In thousands	2023	2022
Net income (loss)	$(12,037)	$896

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7,225	(6,891)
Foreign currency translation adjustment reclassified to net income (loss) on sale of business	—	55,436
Pension benefit obligation adjustment	(106)	4,270
Total other comprehensive income (loss), net of tax	7,119	52,815

Total comprehensive income (loss), net of tax	(4,918)	53,711

Comprehensive loss attributable to noncontrolling interests, net of tax	(201)	(10)
Comprehensive income (loss) attributable to Itron, Inc.	$(4,717)	$53,721
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

In thousands	March 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$196,013	$202,007
Accounts receivable, net	305,275	280,435
Inventories	265,122	228,701
Other current assets	135,646	118,441
Total current assets	902,056	829,584

Property, plant, and equipment, net	136,397	140,123
Deferred tax assets, net	215,745	211,982
Other long-term assets	37,857	39,901
Operating lease right-of-use assets, net	49,147	52,826
Intangible assets, net	60,052	64,941
Goodwill	1,044,661	1,038,721
Total assets	$2,445,915	$2,378,078

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$244,820	$237,178
Other current liabilities	44,096	42,869
Wages and benefits payable	77,165	89,431
Taxes payable	21,481	15,324
Current portion of warranty	17,829	18,203
Unearned revenue	131,164	95,567
Total current liabilities	536,555	498,572

Long-term debt, net	453,094	452,526
Long-term warranty	7,002	7,495
Pension benefit obligation	59,127	57,839
Deferred tax liabilities, net	849	833
Operating lease liabilities	40,294	44,370
Other long-term obligations	154,851	124,887
Total liabilities	1,251,772	1,186,522

Equity
Preferred stock, no par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75,000 shares authorized, 45,405 and 45,186 shares issued and outstanding	1,796,005	1,788,479
Accumulated other comprehensive loss, net	(87,555)	(94,674)
Accumulated deficit	(537,168)	(525,332)
Total Itron, Inc. shareholders' equity	1,171,282	1,168,473
Noncontrolling interests	22,861	23,083
Total equity	1,194,143	1,191,556
Total liabilities and equity	$2,445,915	$2,378,078
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2023	45,186	$1,788,479	$(94,674)	$(525,332)	$1,168,473	$23,083	$1,191,556
Net income (loss)				(11,836)	(11,836)	(201)	(12,037)
Other comprehensive income (loss), net of tax			7,119		7,119		7,119
Distributions to noncontrolling interests						(21)	(21)
Net stock issued and repurchased	219	607			607		607
Stock-based compensation expense		6,919			6,919		6,919
Balances at March 31, 2023	45,405	$1,796,005	$(87,555)	$(537,168)	$1,171,282	$22,861	$1,194,143

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2022	45,152	$1,779,775	$(148,098)	$(515,600)	$1,116,077	$26,682	$1,142,759
Net income (loss)				906	906	(10)	896
Other comprehensive income (loss), net of tax			52,815		52,815		52,815
Net stock issued and repurchased	165	784			784		784
Stock-based compensation expense		6,127			6,127		6,127
Stock repurchased program	(280)	(16,629)			(16,629)		(16,629)
Balances at March 31, 2022	45,037	$1,770,057	$(95,283)	$(514,694)	$1,160,080	$26,672	$1,186,752
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
In thousands	2023	2022
Operating activities
Net income (loss)	$(12,037)	$896
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangible assets	14,463	16,837
Non-cash operating lease expense	3,972	4,113
Stock-based compensation	6,919	6,127
Amortization of prepaid debt fees	889	839
Deferred taxes, net	(4,272)	(4,362)
Loss on sale of business	18	2,221
Restructuring, non-cash	1,070	390
Other adjustments, net	56	137
Changes in operating assets and liabilities, net of acquisition and sale of business:
Accounts receivable	(22,497)	(8,816)
Inventories	(34,791)	(6,345)
Other current assets	(17,129)	(11,899)
Other long-term assets	3,002	(2,887)
Accounts payable, other current liabilities, and taxes payable	15,113	17,778
Wages and benefits payable	(12,895)	(26,185)
Unearned revenue	34,471	35,320
Warranty	(1,041)	(928)
Restructuring	33,209	(13,167)
Other operating, net	(7,091)	(2,478)
Net cash provided by operating activities	1,429	7,591

Investing activities
Net proceeds (payments) related to the sale of business	(772)	55,933
Acquisitions of property, plant, and equipment	(6,902)	(5,369)
Business acquisitions, net of cash and cash equivalents acquired	—	23
Other investing, net	16	362
Net cash provided by (used in) investing activities	(7,658)	50,949

Financing activities
Issuance of common stock	607	784
Repurchase of common stock	—	(16,972)
Prepaid debt fees	(517)	(695)
Other financing, net	(185)	(222)
Net cash used in financing activities	(95)	(17,105)

Effect of foreign exchange rate changes on cash and cash equivalents	330	(17)
Increase (decrease) in cash and cash equivalents	(5,994)	41,418
Cash and cash equivalents at beginning of period	202,007	162,579
Cash and cash equivalents at end of period	$196,013	$203,997

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$1,432	$1,740
Interest	459	514
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms "we", "us", "our", "Itron", and the "Company" refer to Itron, Inc. and its subsidiaries.

Note 1:    Summary of Significant Accounting Policies

Financial Statement Preparation
The consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022, Consolidated Statements of Equity for the three months ended March 31, 2023 and 2022, the Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, and the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results expected for the full year or for any other period.

Certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been partially or completely omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) regarding interim results. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2022 filed with the SEC in our Annual Report on Form 10-K on February 27, 2023 (2022 Annual Report). There have been no significant changes in financial statement preparation or significant accounting policies since December 31, 2022.

Risks and Uncertainties
The pandemic has resulted in global economic impacts including disrupting customer demand and global supply chains, resulting in market volatility, which our management continues to monitor. As economies have reopened, global supply chains have struggled to keep pace with rapidly changing demand. The resulting supply constraints have manifested across a variety of areas including mechanical, electrical, and logistics portions of the supply chain, which has impacted our ability to ship products in a timely manner. In particular, our ability to obtain adequate supply of semiconductor components has impacted our ability to service recovering customer demand. While we believe the current imbalance in supply and demand is temporal, the timeline to recovery is uncertain. Efforts are ongoing with suppliers to increase supply, including the approval of alternate sources. Recently, inflation in our raw materials and component costs, freight charges, and labor costs have increased above historical levels, due to, among other things, the continuing impacts of the uncertain economic environment. We may or may not be able to fully recover these increased costs through pricing actions with our customers. At this time, we have not identified any significant decrease in long-term customer demand for our products and services. However, certain of our customer projects have experienced delay in deliveries, with revenues originally forecasted in prior periods shifting to future periods.

While we have limited direct business exposure in Russia, Belarus and Ukraine, the Russian military actions and the resulting sanctions could adversely affect the global economy, as well as further disrupt the supply chain. A major disruption in the global economy and supply chain could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. The extent and duration of the military action, sanctions, and resulting market and/or supply disruptions are impossible to predict, but could be substantial, and our management continues to monitor these events closely.

Reclassification
In the Consolidated Statements of Cash Flows, the following reclassifications have been made to prior year amounts to conform to current year presentation of restructuring liabilities:

	Three Months Ended March 31, 2022
In thousands	As Previously Reported	Adjustments	As Reclassified
Changes in operating assets and liabilities, net of acquisitions and sale of business:
Accounts payable, other current liabilities, and taxes payable	$14,065	$3,713	$17,778
Restructuring	—	(13,167)	(13,167)
Other operating, net	(11,932)	9,454	(2,478)

Recently Adopted Accounting Standards
In October 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-08 amending Business Combination: (Topic 805), which was necessary due to 2014-09, Revenue from Contracts with Customers (Topic 606). The FASB issued this Update to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to (1) recognition of an acquired contract liability and (2) payment terms and their effect on subsequent revenue recognized by the acquirer. We adopted this amendment as of the effective date of January 1, 2023. These amendments are to be applied prospectively to business combinations occurring on or after the effective date of the amendments. We currently plan to apply the practical expedients as needed for any future acquisitions. The practical expedients cover contracts that were modified prior to acquisition date as well as determining which date an acquirer would have to determine the standalone selling price of each performance obligation in an acquired contract.

Note 2:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended March 31,
In thousands, except per share data	2023	2022
Net income (loss) available to common shareholders	$(11,836)	$906

Weighted average common shares outstanding - Basic	45,281	45,018
Dilutive effect of stock-based awards	—	222
Dilutive effect of convertible notes	—	—
Weighted average common shares outstanding - Diluted	45,281	45,240
Net income (loss) per common share - Basic	$(0.26)	$0.02
Net income (loss) per common share - Diluted	$(0.26)	$0.02

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase our common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise and the future compensation cost associated with the stock award. Approximately 0.7 million and 0.4 million stock-based awards were excluded from the calculation of diluted EPS for the three months ended March 31, 2023 and 2022 because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Convertible Notes and Warrants
For our convertible notes issued in March 2021, the dilutive effect is calculated using the if-converted method. We are required, pursuant to the indenture governing our convertible notes, to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the convertible notes were converted. The average closing prices of our common stock for the quarter ended March 31, 2023 were used as the basis for determining the dilutive effect on EPS. The quarterly average closing prices for our common stock did not exceed the conversion price of $126.00, and therefore all associated shares were anti-dilutive.

In conjunction with the issuance of the convertible notes, we sold warrants to purchase 3.7 million shares of Itron common stock. The warrants have a strike price of $180.00 per share. For calculating the dilutive effect of the warrants, we use the treasury stock method. With this method, we assume exercise of the warrants at the beginning of the period, or at time of issuance if later, and the issuance of common stock upon exercise. Proceeds from the exercise of the warrants are assumed to be used to repurchase shares of our stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be exercised with the warrants less the number of shares repurchased, are included in diluted weighted average common shares outstanding. For periods where the warrants strike price of $180.00 per share is greater than the average share price of Itron stock for the period, the warrants would be anti-dilutive. For the three months ended March 31, 2023, the quarterly average closing prices of our common stock did not exceed the warrant strike price and therefore 3.7 million shares were considered anti-dilutive.

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

Note 3:    Certain Balance Sheet Components

A summary of accounts receivable from contracts with customers is as follows:

Accounts receivable, net
In thousands	March 31, 2023	December 31, 2022
Trade receivables (net of allowance of $4,782 and $4,863)	$259,587	$249,771
Unbilled receivables	45,688	30,664
Total accounts receivable, net	$305,275	$280,435

Allowance for credit losses account activity	Three Months Ended March 31,
In thousands	2023	2022
Beginning balance	$4,863	$5,730
Provision for (release of) doubtful accounts, net	(91)	(101)
Accounts recovered (written-off), net	(66)	78
Effect of change in exchange rates	76	(109)
Ending balance	$4,782	$5,598

Inventories
In thousands	March 31, 2023	December 31, 2022
Raw materials	$215,203	$182,118
Work in process	9,239	8,386
Finished goods	40,680	38,197
Total inventories	$265,122	$228,701

Property, plant, and equipment, net
In thousands	March 31, 2023	December 31, 2022
Machinery and equipment	$312,339	$306,699
Computers and software	120,498	119,670
Buildings, furniture, and improvements	130,957	130,301
Land	8,668	8,566
Construction in progress, including purchased equipment	18,232	19,403
Total cost	590,694	584,639
Accumulated depreciation	(454,297)	(444,516)
Property, plant, and equipment, net	$136,397	$140,123

Depreciation expense	Three Months Ended March 31,
In thousands	2023	2022
Depreciation expense	$9,415	$10,284

Note 4:    Intangible Assets and Liabilities

The gross carrying amount and accumulated amortization (accretion) of our intangible assets and liabilities, other than goodwill, were as follows:

	March 31, 2023			December 31, 2022
In thousands	Gross	Accumulated (Amortization) Accretion	Net	Gross	Accumulated (Amortization) Accretion	Net
Intangible Assets
Core-developed technology	$500,000	$(495,338)	$4,662	$498,601	$(492,782)	$5,819
Customer contracts and relationships	325,346	(272,107)	53,239	322,360	(265,503)	56,857
Trademarks and trade names	72,699	(70,727)	1,972	72,156	(70,101)	2,055
Other	12,018	(11,839)	179	12,017	(11,807)	210
Total intangible assets	$910,063	$(850,011)	$60,052	$905,134	$(840,193)	$64,941

Intangible Liabilities
Customer contracts and relationships	$(23,900)	$23,900	$—	$(23,900)	$23,900	$—

A summary of intangible assets and liabilities activity is as follows:

	Three Months Ended March 31,
In thousands	2023	2022
Intangible assets, gross beginning balance	$905,134	$928,422
Effect of change in exchange rates	4,929	(5,578)
Intangible assets, gross ending balance	$910,063	$922,844

Intangible liabilities, gross beginning balance	$(23,900)	$(23,900)
Effect of change in exchange rates	—	—
Intangible liabilities, gross ending balance	$(23,900)	$(23,900)

Assumed intangible liabilities reflect the present value of the projected cash outflows for an existing contract where remaining costs are expected to exceed projected revenues.

Estimated future annual amortization is as follows:

Year Ending December 31,	Estimated Annual Amortization
In thousands
2023 (amount remaining at March 31, 2023)	$13,955
2024	15,080
2025	14,342
2026	10,329
2027	5,630
Thereafter	716
Total intangible assets subject to amortization	$60,052

Note 5:    Goodwill

The following table reflects changes in the carrying amount of goodwill for the three months ended March 31, 2023:

In thousands	Device Solutions	Networked Solutions	Outcomes	Total Company
Goodwill balance at January 1, 2023	$—	$899,887	$138,834	$1,038,721
Effect of change in exchange rates	—	5,155	785	5,940
Goodwill balance at March 31, 2023	$—	$905,042	$139,619	$1,044,661

Note 6:    Debt

The components of our borrowings were as follows:

In thousands	March 31, 2023	December 31, 2022
Credit facility
Multicurrency revolving line of credit	$—	$—
Convertible notes	460,000	460,000
Total debt	460,000	460,000
Less: unamortized prepaid debt fees - convertible notes	6,906	7,474
Long-term debt, net	$453,094	$452,526

Credit Facility
Our current credit facility, initially entered on January 5, 2018 (as amended, the 2018 credit facility), originally provided for committed credit facilities in the amount of $1.2 billion U.S. dollars. This facility now consists of a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million standby letter of credit sub-facility and a $50 million swingline sub-facility. The $650 million U.S. dollar term loan included in the original facility was fully repaid in August 2021.

The 2018 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2018 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries. This includes a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2018 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2018 credit facility includes debt covenants, which contain certain financial thresholds and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the 2018 credit facility at March 31, 2023.

Under the 2018 credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total net leverage ratio as defined in the credit agreement. The applicable rates per annum may be based on either: (1) the LIBOR rate or EURIBOR rate (subject to a floor of 0%), plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 0.50%, or (iii) one-month LIBOR plus

1.00%. The cessation of LIBOR will occur in June 2023. On November 23, 2022, we amended the 2018 credit facility to replace the LIBOR rate with the Term Secured Overnight Financing Rate (SOFR) as the base interest rate.

On February 21, 2023, we entered into a sixth amendment to the 2018 credit facility. This amendment modifies provisions to allow for the addback for debt covenant calculations of non-recurring cash expenses related to restructuring charges to be incurred during the quarter ended March 31, 2023.

At March 31, 2023, there were no outstanding loan balances under the credit facility, and $62.1 million was utilized by outstanding standby letters of credit, resulting in $437.9 million available for additional borrowings or standby letters of credit within the revolver. At March 31, 2023, $237.9 million was available for additional standby letters of credit under the letter of credit sub-facility, and no amounts were outstanding under the swingline sub-facility.

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

Debt Maturities
The amount of required minimum principal payments on our long-term debt in aggregate over the next five years is as follows:

Year Ending December 31,	Minimum Payments
In thousands
2023 (amount remaining at March 31, 2023)	$—
2024	—
2025	—
2026	460,000
2027	—
Thereafter	—
Total minimum payments on debt	$460,000

Note 7:    Derivative Financial Instruments

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currencies. Refer to Note 13: Shareholders' Equity and Note 14: Fair Value of Financial Instruments for additional disclosures on our derivative instruments.

Derivatives Not Designated as Hedging Relationships
We are exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of March 31, 2023, a total of 38 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar and various other currencies, with notional amounts ranging from $115,000 to $47.0 million.

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

Amounts recognized on the Consolidated Balance Sheets consist of:

In thousands	March 31, 2023	December 31, 2022
Assets
Plan assets in other long-term assets	$167	$162

Liabilities
Current portion of pension benefit obligation in wages and benefits payable	$3,562	$3,400
Long-term portion of pension benefit obligation	59,127	57,839
Pension benefit obligation, net	$62,522	$61,077

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

Net periodic pension benefit cost for our plans includes the following components:

	Three Months Ended March 31,
In thousands	2023	2022
Service cost	$604	$794
Interest cost	712	443
Expected return on plan assets	(87)	(83)
Amortization of prior service costs	15	18
Amortization of actuarial net loss	(121)	235
Net periodic benefit cost	$1,123	$1,407

The components of net periodic benefit cost, other than the service cost component, are included in total other income (expense) on the Consolidated Statements of Operations.

Note 9:    Stock-Based Compensation

We grant stock-based compensation awards, including restricted stock units, phantom stock, and unrestricted stock units, under the Second Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan). Prior to December 31, 2020, stock options were also granted as part of the stock-based compensation awards. In the Stock Incentive Plan, we have 12,623,538 shares of common stock reserved and authorized for issuance subject to stock splits, dividends, and other similar events, and at March 31, 2023, 3,969,520 shares were available for grant. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied. These shares are subject to a fungible share provision such that the authorized share available for grant is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

We also award phantom stock units, which are settled in cash upon vesting and accounted for as liability-based awards, with no impact to the shares available for grant.

In addition, we maintain the Employee Stock Purchase Plan (ESPP), for which 58,633 shares of common stock were available for future issuance at March 31, 2023.

ESPP activity and stock-based grants other than stock options and restricted stock units were not significant for the three months ended March 31, 2023 and 2022.

Stock-Based Compensation Expense
Total stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended March 31,
In thousands	2023	2022
Stock options	$60	$284
Restricted stock units	6,583	5,584
Unrestricted stock awards	276	259
Phantom stock units	777	190
Total stock-based compensation	$7,696	$6,317

Related tax benefit	$1,703	$1,369

Stock Options
A summary of our stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	In thousands		Years	In thousands
Outstanding, January 1, 2022	393	$61.18	5.9	$4,737
Granted	—	—			$—
Exercised	—	—		—
Forfeited	(2)	87.27
Outstanding, March 31, 2022	391	$61.03	5.5	$2,173

Outstanding, January 1, 2023	381	$60.63	4.8	$1,892
Granted	—	—			$—
Exercised	—	—		—
Forfeited	—	—
Canceled	—	—
Outstanding, March 31, 2023	381	$60.63	4.6	$2,549

Exercisable, March 31, 2023	378	$60.60	4.6	$2,549

At March 31, 2023, total unrecognized stock-based compensation expense related to nonvested stock options was $42,000, which is expected to be recognized over a weighted average period of approximately 0.6 years.

Restricted Stock Units
The following table summarizes restricted stock unit activity:

In thousands, except fair value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, January 1, 2022	430
Granted	332	$53.95
Released (1)	(149)		$8,025
Forfeited	(25)
Outstanding, March 31, 2022	588

Outstanding, January 1, 2023	528	$66.39
Granted	411	55.59
Released (1)	(202)	73.74	$14,897
Forfeited	(12)	66.19
Outstanding, March 31, 2023	725	58.43

Vested but not released, March 31, 2023	13		$719
(1)    Shares released is presented as gross shares and does not reflect shares withheld by us for employee payroll tax obligations.

At March 31, 2023, total unrecognized compensation expense on restricted stock units was $47.9 million, which is expected to be recognized over a weighted average period of approximately 2.0 years.

The weighted average assumptions used to estimate the fair value of performance-based restricted stock units granted with a service and market condition and the resulting weighted average fair value are as follows:

	Three Months Ended March 31,
	2023	2022
Expected volatility	50.0%	55.7%
Risk-free interest rate	4.6%	1.7%
Expected term (years)	2.2	2.9

Weighted average fair value	$59.22	$57.88

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

Our tax rate for the three months ended March 31, 2023 of 1%, differed from the federal statutory rate of 21% due to the impact of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, U.S. taxation of foreign earnings including GILTI (Global Intangible Low Taxed Income) tax, net of Section 250 deduction (largely driven by research and development capitalization), Subpart F income, an expense related to stock-based compensation, tax credits, and uncertain tax positions.

Our tax rate for the three months ended March 31, 2022 of 81%, differed from the federal statutory rate of 21% due to losses in jurisdictions for which no benefit is recognized because of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, GILTI tax, net of Section 250 deduction (largely driven by research and development capitalization), discrete tax expense related to the Dresser Utility Solutions (Dresser) divestiture, an expense related to stock-based compensation, and uncertain tax positions.

Beginning January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years, dependent upon the geography in which the expenditures are incurred. Although Congress has considered legislation that would defer, modify, or repeal the capitalization and amortization requirement, as of quarter end no such deferral has been passed. The income tax provision has been prepared according to currently enacted tax legislation.

In August 2022, the Inflation Reduction Act was signed into law, which made a number of changes to the Internal Revenue Code, including adding a 1% excise tax on stock buybacks by publicly traded corporations and a 15% minimum tax on adjusted financial statement income of certain large companies. We are subject to the new 1% excise tax beginning January 1, 2023, but the amount will vary depending upon various factors. The 15% minimum tax only applies to corporations with average book income in excess of $1 billion, therefore it is not currently applicable.

The Organization for Economic Cooperation and Development (OECD) Pillar 2 global minimum tax rules are intended to apply for tax years beginning in 2024. On February 1, 2023, the FASB staff noted that they believe that the Pillar 2 tax would be an alternative minimum tax and therefore deferred tax assets would not need to be recognized related to this parallel taxing system. On February 2, 2023, the OECD issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar 2 global minimum tax. The Company is closely monitoring developments and evaluating the impacts these new rules will have on our tax rate, including eligibility to qualify for these safe harbor rules.

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense amounts recognized were as follows:

	Three Months Ended March 31,
In thousands	2023	2022
Net interest and penalties expense	$250	$170

Accrued interest and penalties recognized were as follows:

In thousands	March 31, 2023	December 31, 2022
Accrued interest	$8,054	$7,575
Accrued penalties	465	567

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate were as follows:

In thousands	March 31, 2023	December 31, 2022
Unrecognized tax benefits related to uncertain tax positions	$124,923	$130,144
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	124,915	130,137

At March 31, 2023, we are under examination by certain tax authorities. During the first quarter 2023, we settled a French tax audit on years 2019-2020 with minimal impact to the financial statements or cash taxes. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or cash flows.

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

Our available lines of credit, outstanding standby LOCs, and bonds were as follows:

In thousands	March 31, 2023	December 31, 2022
Credit facility
Multicurrency revolving line of credit	$500,000	$500,000
Standby LOCs issued and outstanding	(62,058)	(55,990)
Net available for additional borrowings under the multicurrency revolving line of credit	$437,942	$444,010

Net available for additional standby LOCs under sub-facility	$237,942	$244,010

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$83,732	$81,781
Standby LOCs issued and outstanding	(22,742)	(22,530)
Short-term borrowings	—	—
Net available for additional borrowings and LOCs	$60,990	$59,251

Unsecured surety bonds in force	$271,202	$285,754

In the event any such standby LOC or bond is called, we would be obligated to reimburse the issuer of the standby LOC or bond; however, as of May 4, 2023, we do not believe any outstanding standby LOCs or bonds will be called.

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

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended March 31,
In thousands	2023	2022
Beginning balance	$25,698	$32,022
New product warranties	1,630	1,466
Other adjustments and expirations, net	(689)	42
Claims activity	(1,987)	(2,434)
Effect of change in exchange rates	179	(261)
Ending balance	24,831	30,835
Less: current portion of warranty	17,829	17,651
Long-term warranty	$7,002	$13,184

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to insurance and supplier recoveries, other changes and adjustments to warranties, and customer claims. Warranty expense was as follows:

	Three Months Ended March 31,
In thousands	2023	2022
Total warranty expense	$941	$1,508

Note 12:    Restructuring

2023 Projects
On February 23, 2023, our Board of Directors approved a restructuring plan (the 2023 Projects). The 2023 Projects include activities that continue Itron's efforts to optimize its global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects are to be substantially complete by early 2025.

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2023 Projects were as follows:

In thousands	Total Expected Costs at March 31, 2023	Costs Recognized in Prior Periods	Costs Recognized During the Three Months Ended March 31, 2023	Expected Remaining Costs to be Recognized at March 31, 2023
Employee severance costs	$36,625	$—	$36,625	$—
Asset impairments & net loss (gain) on sale or disposal	1,067	—	1,067	—
Other restructuring costs	6,503	—	321	6,182
Total	$44,195	$—	$38,013	$6,182

2021 Projects
On October 29, 2021, our Board of Directors approved a restructuring plan (the 2021 Projects), which in conjunction with the announcement of the sale of certain Gas product lines from our Device Solutions manufacturing and business operations in Europe and North America to Dresser, includes activities to drive reductions in certain locations and functional support areas. These projects are expected to be substantially complete by the end of 2024.

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2021 Projects were as follows:

In thousands	Total Expected Costs at March 31, 2023	Costs Recognized in Prior Periods	Adjustments Recognized During the Three Months Ended March 31, 2023	Expected Remaining Costs to be Recognized at March 31, 2023
Employee severance costs	$37,639	$38,359	$(720)	$—
Asset impairments & net loss (gain) on sale or disposal	8,602	8,599	3	—
Other restructuring costs	5,470	3,084	(14)	2,400
Total	$51,711	$50,042	$(731)	$2,400

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

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2020 Projects were as follows:

In thousands	Total Expected Costs at March 31, 2023	Costs Recognized in Prior Periods	Adjustments Recognized During the Three Months Ended March 31, 2023	Expected Remaining Costs to be Recognized at March 31, 2023
Employee severance costs	$19,543	$20,382	$(839)	$—
Asset impairments & net loss (gain) on sale or disposal	6,465	6,465	—	—
Other restructuring costs	7,982	7,341	166	475
Total	$33,990	$34,188	$(673)	$475

The following table summarizes the activity within the restructuring related balance sheet accounts for the 2023 Projects, the 2021 Projects, and the 2020 Projects during the three months ended March 31, 2023:

In thousands	Accrued Employee Severance	Asset Impairments & Net Loss (Gain) on Sale or Disposal	Other Accrued Costs	Total
Beginning balance, January 1, 2023	$39,558	$—	$2,886	$42,444
Costs charged to expense	35,066	1,070	473	36,609
Cash payments	(2,899)	(15)	(198)	(3,112)
Net assets disposed and impaired	—	(1,055)	—	(1,055)
Effect of change in exchange rates	797	—	15	812
Ending balance, March 31, 2023	$72,522	$—	$3,176	$75,698

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

The current portions of restructuring liabilities were $14.3 million and $14.5 million as of March 31, 2023 and December 31, 2022 and are classified within other current liabilities on the Consolidated Balance Sheets. The long-term portions of restructuring liabilities were $61.4 million and $27.9 million as of March 31, 2023 and December 31, 2022. The long-term portions of restructuring liabilities are classified within other long-term obligations on the Consolidated Balance Sheets and include severance accruals and facility exit costs.

Note 13:    Shareholders' Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock would be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at March 31, 2023 or December 31, 2022.

Convertible Note Hedge Transactions
We paid an aggregate amount of $84.1 million for the convertible note hedge transactions. The convertible note hedge transactions cover, subject to anti-dilution adjustments substantially similar to those in the convertible notes, approximately 3.7 million shares of our common stock, the same number of shares initially underlying the convertible notes, at a strike price of approximately $126.00, subject to customary adjustments. The convertible note hedge transactions will expire upon the maturity of the convertible notes, subject to earlier exercise or termination. The convertible note hedge transactions are expected generally to reduce the potential dilutive effect of the conversion of our convertible notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted notes, as the case may be, in the event that the market price per share of our common stock, as measured under the terms of the convertible note hedge transactions, is greater than the strike price of the convertible note hedge transactions. The convertible note hedge transactions meet the criteria in Accounting Standards Codification (ASC) 815-40 to be classified within Stockholders' Equity, and therefore the convertible note hedge transactions are not revalued after their issuance.

We made a tax election to integrate the convertible notes and the call options. We are retaining the identification statements in our books and records, together with a schedule providing the accruals on the synthetic debt instruments. The accounting impact of this tax election makes the call options deductible as original issue discount for tax purposes over the term of the convertible notes, and results in a $20.6 million deferred tax asset recognized through equity.

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

Accumulated Other Comprehensive Income (Loss) (AOCI)
The changes in the components of AOCI, net of tax, were as follows:

In thousands	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Benefit Obligation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2022	$(111,766)	$(210)	$(14,380)	$(21,742)	$(148,098)
OCI before reclassifications	(6,891)	—	—	4,196	(2,695)
Amounts reclassified from AOCI	55,436	—	—	74	55,510
Total other comprehensive income (loss)	48,545	—	—	4,270	52,815
Balances at March 31, 2022	$(63,221)	$(210)	$(14,380)	$(17,472)	$(95,283)

Balances at January 1, 2023	$(83,193)	$(210)	$(14,380)	$3,109	$(94,674)
OCI before reclassifications	7,225	—	—	—	7,225
Amounts reclassified from AOCI	—	—	—	(106)	(106)
Total other comprehensive income (loss)	7,225	—	—	(106)	7,119
Balances at March 31, 2023	$(75,968)	$(210)	$(14,380)	$3,003	$(87,555)

The before-tax, income tax (provision) benefit, and net-of-tax amounts related to each component of other comprehensive income (OCI) were as follows:

	Three Months Ended March 31,
In thousands	2023	2022
Before-tax amount
Foreign currency translation adjustment	$7,227	$(6,850)
Foreign currency translation adjustment reclassified to net income (loss) on sale of business	—	55,436
Net unrealized gain (loss) on defined benefit plans	—	4,205
Net defined benefit plan (gain) loss reclassified to net income (loss)	(106)	74
Total other comprehensive income (loss), before tax	$7,121	$52,865

Tax (provision) benefit
Foreign currency translation adjustment	$(2)	$(41)
Foreign currency translation adjustment reclassified to net income (loss) on sale of business	—	—
Net unrealized gain (loss) on defined benefit plans	—	(9)
Net defined benefit plan (gain) loss reclassified to net income (loss)	—	—
Total other comprehensive income (loss) tax (provision) benefit	$(2)	$(50)

Net-of-tax amount
Foreign currency translation adjustment	$7,225	$(6,891)
Foreign currency translation adjustment reclassified to net income (loss) on sale of business	—	55,436
Net unrealized gain (loss) on defined benefit plans	—	4,196
Net defined benefit plan (gain) loss reclassified to net income (loss)	(106)	74
Total other comprehensive income (loss), net of tax	$7,119	$52,815

Note 14:    Fair Value of Financial Instruments

The fair values at March 31, 2023 and December 31, 2022 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	March 31, 2023		December 31, 2022
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit facility
Multicurrency revolving line of credit	$—	$—	$—	$—
Convertible notes	453,094	381,621	452,526	377,200

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

Derivatives: Each derivative asset and liability has a carrying value equal to fair value. The fair values of our derivative instruments are determined using the income approach and significant other observable inputs (and are classified as "Level 2" in the fair value hierarchy). We have used observable market inputs based on the type of derivative and the nature of the underlying instrument. The key inputs include foreign exchange spot and forward rates, all of which are available in an active market. We have utilized the mid-market pricing convention for these inputs.

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

Outcomes – This segment primarily includes our value-added, enhanced software and services in which we manage, organize, analyze, and interpret raw, anonymized and aggregated data to improve decision making, maximize operational profitability, drive resource efficiency, improve grid analytics, and deliver results for consumers, utilities, and smart cities. Outcomes supports high-value use cases such as data management, grid operations, distributed intelligence, operations management, gas distribution and safety, water operations management, revenue assurance, DERMs, energy forecasting, consumer engagement, smart payment, and fleet energy resource management. Utilities leverage these outcomes to capitalize on the power of networks and devices, empower their workforce, maximize their operations, and enhance the customer experience. The revenues from these offerings are primarily recurring in nature and would include any direct management of Device Solutions, Networked Solutions, and other products on behalf of our end customers.

Revenues, gross profit, and operating income (loss) associated with our operating segments were as follows:

	Three Months Ended March 31,
In thousands	2023	2022
Product revenues
Device Solutions	$117,451	$137,886
Networked Solutions	281,470	249,268
Outcomes	17,403	12,656
Total Company	$416,324	$399,810

Service revenues
Device Solutions	$803	$1,679
Networked Solutions	31,998	29,552
Outcomes	45,493	44,290
Total Company	$78,294	$75,521

Total revenues
Device Solutions	$118,254	$139,565
Networked Solutions	313,468	278,820
Outcomes	62,896	56,946
Total Company	$494,618	$475,331

Gross profit
Device Solutions	$23,713	$21,806
Networked Solutions	105,776	91,351
Outcomes	26,879	22,067
Total Company	$156,368	$135,224

Operating income (loss)
Device Solutions	$14,078	$11,578
Networked Solutions	74,956	61,007
Outcomes	12,911	8,341
Corporate unallocated	(112,338)	(74,107)
Total Company	(10,393)	6,819
Total other income (expense)	(1,714)	(2,064)
Income (loss) before income taxes	$(12,107)	$4,755

For the three months ended March 31, 2023 and 2022, no single customer represented more than 10% of total company revenue.

Revenues by region were as follows:

	Three Months Ended March 31,
In thousands	2023	2022
United States and Canada	$372,842	$317,893
Europe, Middle East, and Africa	98,744	129,306
Asia Pacific	23,032	28,132
Total Company	$494,618	$475,331

Depreciation expense is allocated to the operating segments based upon each segment's use of the assets. All amortization expense is recognized within Corporate unallocated. Depreciation and amortization of intangible assets expense associated with our operating segments was as follows:

	Three Months Ended March 31,
In thousands	2023	2022
Device Solutions	$3,262	$3,934
Networked Solutions	4,131	4,440
Outcomes	1,254	909
Corporate unallocated	5,816	7,554
Total Company	$14,463	$16,837

Note 16: Revenues

A summary of significant net changes in the contract assets and the contract liabilities balances during the period is as follows:

In thousands	Contract Liabilities, Less Contract Assets
Beginning balance, January 1, 2023	$75,958
Revenues recognized from beginning contract liability	(52,304)
Cumulative catch-up adjustments	3,270
Increases due to amounts collected or due	107,038
Revenues recognized from current period increases	(27,804)
Other	1,011
Ending balance, March 31, 2023	$107,169

On January 1, 2023, total contract assets were $57.0 million and total contract liabilities were $133.0 million. On March 31, 2023, total contract assets were $61.3 million and total contract liabilities were $168.5 million. The contract assets primarily relate to contracts that include a retention clause and allocations related to contracts with multiple performance obligations. The contract liabilities primarily relate to deferred revenue, such as extended warranty and maintenance cost. The cumulative catch-up adjustments relate to contract modifications, measure-of-progress changes, and changes in the estimate of the transaction price.

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

Total transaction price allocated to remaining performance obligations related to contracts is approximately $1.7 billion for the next 12 months and approximately $1.8 billion for periods longer than 12 months. The total remaining performance obligations consist of product and service components. The service component relates primarily to maintenance agreements for which customers pay a full year's maintenance in advance, and service revenues are generally recognized over the service period. Total transaction price allocated to remaining performance obligations also includes our extended warranty contracts, for which revenue is recognized over the warranty period, and hardware, which is recognized as units are delivered. The estimate of when remaining performance obligations will be recognized requires significant judgment.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes included in this report and with the consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission (SEC) in our Annual Report on Form 10-K on February 27, 2023 (2022 Annual Report).

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

Certain Forward-Looking Statements

This report contains, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical factors nor assurances of future performance. These statements are based on our expectations about, among others, revenues, operations, financial performance, earnings, liquidity, earnings per share, cash flows and restructuring activities including headcount reductions and other cost savings initiatives. This document reflects our current strategy, plans and expectations and is based on information currently available as of the date of this Quarterly Report on Form 10-Q. When we use words such as "expect", "intend", "anticipate", "believe", "plan", "goal", "seek", "project", "estimate", "future", "strategy", "objective", "may", "likely", "should", "will", "will continue", and similar expressions, including related to future periods, they are intended to identify forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. Although we believe the estimates and assumptions upon which these forward-looking statements are based are reasonable, any of these estimates or assumptions could prove to be inaccurate and the forward-looking statements based on these estimates and assumptions could be incorrect. Our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a variety of factors. Therefore, you should not rely on any of these forward-looking statements. Some of the factors that we believe could affect our results include our ability to execute on our restructuring plans, our ability to achieve estimated cost savings, the rate and timing of customer demand for our products, rescheduling of current customer orders, changes in estimated liabilities for product warranties, adverse impacts of litigation, changes in laws and regulations, our dependence on new product development and intellectual property, future acquisitions, changes in estimates for stock-based and bonus compensation, increasing volatility in foreign exchange rates, international business risks, uncertainties caused by adverse economic conditions, including without limitation those resulting from extraordinary events or circumstances and other factors that are more fully described in Part I, Item 1A: Risk Factors included in our 2022 Annual Report and other reports on file with the SEC. We undertake no obligation to update or revise any forward-looking statement, whether written or oral.

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

Outcomes – This segment primarily includes our value-added, enhanced software and services in which we manage, organize, analyze, and interpret raw, anonymized and aggregated data to improve decision making, maximize operational profitability, drive resource efficiency, improve grid analytics, and deliver results for consumers, utilities, and smart cities. Outcomes supports high-value use cases such as data management, grid operations, distributed intelligence, operations management, gas distribution and safety, water operations management, revenue assurance, DERMs, energy forecasting, consumer engagement, smart payment, and fleet energy resource management. Utilities leverage these outcomes to capitalize on the power of networks and devices, empower their workforce, maximize their operations, and enhance the customer experience. The revenues from these offerings are primarily recurring in nature and would include any direct management of Device Solutions, Networked Solutions, and other products on behalf of our end customers.

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

Refer to the Non-GAAP Measures section below on pages 38-41 for information about these non-GAAP measures and the detailed reconciliation of items that impacted non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income, non-GAAP diluted EPS, adjusted EBITDA, and free cash flow in the periods presented.

Total Company Highlights

Highlights and significant developments for the three months ended March 31, 2023 compared with the three months ended March 31, 2022
•Revenues were $494.6 million compared with $475.3 million in 2022, an increase of $19.3 million, or 4%
•Gross margin was 31.6% compared with 28.4% in 2022
•Operating expenses increased $38.4 million, or 30%, compared with 2022
•Net loss attributable to Itron, Inc. was $11.8 million compared with net income of $0.9 million in 2022
•GAAP loss per share was $0.26 compared with diluted income per share of $0.02 in 2022
•Non-GAAP net income attributable to Itron, Inc. was $22.4 million compared with $5.2 million in 2022
•Non-GAAP diluted EPS was $0.49 compared $0.11 with 2022
•Adjusted EBITDA was $39.5 million compared with $18.9 million in 2022
•Total backlog was $4.6 billion and twelve-month backlog was $1.9 billion at March 31, 2023, compared with $3.9 billion and $1.6 billion at March 31, 2022

2023 Restructuring Projects
On February 23, 2023, the Board of Directors of Itron approved a restructuring plan (the 2023 Projects). The 2023 Projects include activities that continue the Company's efforts to optimize its global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects are to be substantially complete by early 2025. Itron estimates pre-tax restructuring charges of $44.2 million. Of the total estimated charge, approximately 95% will result in cash expenditures, and the remainder to non-cash impairment charges. The majority of the expense were recognized during the first quarter of 2023. Once the 2023 Projects are substantially completed, Itron estimates $14-17 million in annualized savings. Certain of Itron's employees are represented by unions or works councils, which requires consultation, and potential restructuring projects may be subject to regulatory approval, both of which could impact the timing of planned savings in certain jurisdictions.

Supply Chain Challenges and the Conflict in Ukraine
The pandemic has resulted in global economic impacts including disrupting customer demand and global supply chains, resulting in market volatility, which our management continues to monitor. As economies have reopened, global supply chains have struggled to keep pace with rapidly changing demand. The resulting supply constraints have manifested across a variety of areas including mechanical, electrical, and logistics portions of the supply chain, which has impacted our ability to ship products in a timely manner. In particular, our ability to obtain adequate supply of semiconductor components has impacted our ability to service recovering customer demand. While we believe the current imbalance in supply and demand is temporal, the timeline to recovery is uncertain. Efforts are ongoing with suppliers to increase supply, including the approval of alternate sources. Recently, inflation in our raw materials and component costs, freight charges, and labor costs have increased above historical levels, due to, among other things, the continuing impacts of the uncertain economic environment. We may or may not be able to fully recover these increased costs through pricing actions with our customers. At this time, we have not identified any significant decrease in long-term customer demand for our products and services. However, certain of our customer projects have experienced delay in deliveries, with revenues originally forecasted in prior periods shifting to future periods. For more information on risks associated with the pandemic and supply chain challenges, please see our risk in Part I, Item 1A, Risk Factors in our 2022 Annual Report.

While we have limited direct business exposure in Russia, Belarus and Ukraine, the Russian military actions and the resulting sanctions could adversely affect the global economy, as well as further disrupt the supply chain. A major disruption in the global economy and supply chain could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. The extent and duration of the military action, sanctions, and resulting market and/or supply disruptions are impossible to predict, but could be substantial, and our management continues to monitor these events closely.

Total Company GAAP and Non-GAAP Highlights and Endpoints Under Management:

	Three Months Ended March 31,
In thousands, except margin and per share data	2023	2022	% Change
GAAP
Revenues
Product revenues	$416,324	$399,810	4%
Service revenues	78,294	75,521	4%
Total revenues	494,618	475,331	4%

Gross profit	156,368	135,224	16%
Operating expenses	166,761	128,405	30%
Operating income (loss)	(10,393)	6,819	NM
Other income (expense)	(1,714)	(2,064)	(17)%
Income tax benefit (provision)	70	(3,859)	NM
Net income (loss) attributable to Itron, Inc.	(11,836)	906	NM

Non-GAAP(1)
Non-GAAP operating expenses	$125,041	$125,935	(1)%
Non-GAAP operating income	31,327	9,289	237%
Non-GAAP net income attributable to Itron, Inc.	22,382	5,171	333%
Adjusted EBITDA	39,468	18,894	109%

GAAP Margins and Earnings Per Share
Gross margin
Product gross margin	28.6%	26.3%
Service gross margin	47.8%	40.0%
Total gross margin	31.6%	28.4%

Operating margin	(2.1)%	1.4%
Net income (loss) per common share - Basic	$(0.26)	$0.02
Net income (loss) per common share - Diluted	$(0.26)	$0.02

Non-GAAP Earnings Per Share(1)
Non-GAAP diluted EPS	$0.49	$0.11
(1)These measures exclude certain expenses that we do not believe are indicative of our core operating results. See pages 38-41 for information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

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

A summary of our endpoints under management is as follows:

	As of March 31,
Units in thousands	2023	2022
Endpoints under management	92,410	83,156

Results of Operations

Revenues and Gross Margin

The actual results of and effects of changes in foreign currency exchange rates on revenues and gross profit were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended March 31,
In thousands	2023	2022
Total Company
Revenues	$494,618	$475,331	$(8,731)	$28,018	$19,287
Gross profit	156,368	135,224	(2,145)	23,289	21,144

Revenues - Three months ended March 31, 2023 vs. Three Months Ended March 31, 2022
Total revenues increased $19.3 million, or 4%, compared with the same period in 2022. Product revenues increased by $16.5 million and service revenues increased by $2.8 million. Device Solutions decreased by $21.3 million; Networked Solutions increased by $34.6 million; and Outcomes increased by $6.0 million when compared with the same period last year. Changes in exchange rates unfavorably impacted total revenues by $8.7 million, of which $6.0 million unfavorably impacted Device Solutions.

Gross Margin - Three months ended March 31, 2023 vs. Three Months Ended March 31, 2022
Gross margin was 31.6%, compared with 28.4% in 2022. Product sales gross margin increased to 28.6%, compared with 26.3% in 2022, and gross margin on service revenues increased to 47.8%, compared with 40.0% in 2022.

Refer to Operating Segment Results section below for further detail on total company revenues and gross margin.

Operating Expenses

The actual results of and effects of changes in foreign currency exchange rates on operating expenses were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended March 31,
In thousands	2023	2022
Total Company
Sales, general and administrative	$75,521	$76,401	$(980)	$100	$(880)
Research and development	49,565	49,596	(504)	473	(31)
Amortization of intangible assets	5,048	6,553	(81)	(1,424)	(1,505)
Restructuring	36,609	(6,366)	6	42,969	42,975
Loss on sale of business	18	2,221	2,517	(4,720)	(2,203)
Total operating expenses	$166,761	$128,405	$958	$37,398	$38,356

Operating expenses increased $38.4 million for the first quarter of 2023 as compared with the same period in 2022. This was primarily the result of an increase of $43.0 million in restructuring, of which $38.0 million was related to the 2023 Projects. The increase was partially offset by a $2.2 million reduction in loss on sale of business related to the 2022 sale of certain Gas product lines from our Device Solutions manufacturing and business operations in Europe and North America to Dresser Utility Solutions (Dresser). For additional details, refer to Item 1: Financial Statements (Unaudited), Note 12: Restructuring included in this Quarterly Report on Form 10-Q.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended March 31,		% Change
In thousands	2023	2022
Interest income	$1,818	$217	NM
Amortization of prepaid debt fees	(889)	(839)	6%
Other interest expense	(1,168)	(753)	55%
Interest expense	(2,057)	(1,592)	29%
Other income (expense), net	(1,475)	(689)	NM
Total other income (expense)	$(1,714)	$(2,064)	(17)%

Total other income (expense) for the three months ended March 31, 2023 was a net expense of $1.7 million, compared with net expense of $2.1 million in the same period in 2022. The lower total expense for the three months ended March 31, 2023, as compared with the same period in 2022, was primarily driven by the $1.6 million increase in interest income.

Income Tax Provision

For the three months ended March 31, 2023, our income tax benefit was $0.1 million, compared with income tax expense of $3.9 million for the same period in 2022. Our tax rate for the three months ended March 31, 2023 of 1%, differed from the federal statutory rate of 21% due to the impact of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, U.S. taxation of foreign earnings including GILTI (Global Intangible Low Taxed Income), net of Section 250 deduction, Subpart F income, an expense related to stock-based compensation, tax credits, and uncertain tax positions. Our tax rate for the three months ended March 31, 2022 of 81% differed from the federal statutory rate of 21% primarily due to losses in jurisdictions for which no benefit is recognized because of valuation allowances deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, GILTI tax, net of Section 250 deduction (largely driven by research and development capitalization), discrete tax expense related to the Dresser divestiture, an expense related to stock-based compensation, and uncertain tax positions.

Beginning January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years, dependent upon the geography in which the expenditures are incurred. Although Congress has considered legislation that would defer, modify, or repeal the capitalization and amortization requirement, as of quarter end no such deferral has been passed. The income tax provision has been prepared according to currently enacted tax legislation.

In August 2022, the Inflation Reduction Act was signed into law, which made a number of changes to the Internal Revenue Code, including adding a 1% excise tax on stock buybacks by publicly traded corporations and a 15% minimum tax on adjusted financial statement income of certain large companies. We are subject to the new 1% excise tax beginning January 1, 2023, but the amount will vary depending upon various factors. The 15% minimum tax only applies to corporations with average book income in excess of $1 billion, therefore it is not currently applicable.

The Organization for Economic Cooperation and Development (OECD) Pillar 2 global minimum tax rules are intended to apply for tax years beginning in 2024. On February 1, 2023, the Financial Accounting Standards Board (FASB) staff noted that they believe that the Pillar 2 tax would be an alternative minimum tax and therefore deferred tax assets would not need to be recognized related to this parallel taxing system. On February 2, 2023, the OECD issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar 2 global minimum tax. The Company is closely monitoring developments and evaluating the impacts these new rules will have on our tax rate, including eligibility to qualify for these safe harbor rules.

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

Operating Segment Results

For a description of our operating segments, refer to Item 1: Financial Statements (Unaudited), Note 15: Segment Information included in this Quarterly Report on Form 10-Q. The following tables and discussion highlight significant changes in trends or components of each operating segment:

	Three Months Ended March 31,
In thousands	2023	2022	% Change
Segment revenues
Device Solutions	$118,254	$139,565	(15)%
Networked Solutions	313,468	278,820	12%
Outcomes	62,896	56,946	10%
Total revenues	$494,618	$475,331	4%

	Three Months Ended March 31,
	2023		2022
In thousands	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment gross profit and margin
Device Solutions	$23,713	20.1%	$21,806	15.6%
Networked Solutions	105,776	33.7%	91,351	32.8%
Outcomes	26,879	42.7%	22,067	38.8%
Total gross profit and margin	$156,368	31.6%	$135,224	28.4%

	Three Months Ended March 31,
In thousands	2023	2022	% Change
Segment operating expenses
Device Solutions	$9,635	$10,228	(6)%
Networked Solutions	30,820	30,344	2%
Outcomes	13,968	13,726	2%
Corporate unallocated	112,338	74,107	52%
Total operating expenses	$166,761	$128,405	30%

	Three Months Ended March 31,
	2023		2022
In thousands	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment operating income (loss) and operating margin
Device Solutions	$14,078	11.9%	$11,578	8.3%
Networked Solutions	74,956	23.9%	61,007	21.9%
Outcomes	12,911	20.5%	8,341	14.6%
Corporate unallocated	(112,338)	NM	(74,107)	NM
Total operating income (loss) and operating margin	$(10,393)	(2.1)%	$6,819	1.4%

Device Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Device Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended March 31,
In thousands	2023	2022
Device Solutions Segment
Revenues	$118,254	$139,565	$(6,014)	$(15,297)	$(21,311)
Gross profit	23,713	21,806	(803)	2,710	1,907
Operating expenses	9,635	10,228	(115)	(478)	(593)

Revenues - Three months ended March 31, 2023 vs. Three months ended March 31, 2022
Revenues decreased $21.3 million, or 15%. Changes in foreign currency exchange rates unfavorably impacted revenues by $6.0 million. Revenues decreased compared with the prior year due to the sale of certain Gas product lines from our manufacturing and business operations in Europe and North America to Dresser during the first quarter of 2022 and the discontinuation of some legacy products.

Gross Margin - Three months ended March 31, 2023 vs. Three months ended March 31, 2022
For the three months ended March 31, 2023, gross margin was 20.1%, compared with 15.6% for the same period in 2022. The 450 basis point increase over the prior year was primarily due to an improved product mix.

Operating Expenses - Three months ended March 31, 2023 vs. Three months ended March 31, 2022
Operating expenses decreased $0.6 million, or 6%, for the first three months of 2023, compared with the same period in 2022. The decrease was primarily due to the sale of certain Gas product lines from our manufacturing and business operations in Europe and North America to Dresser during the first quarter of 2022.

Networked Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Networked Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended March 31,
In thousands	2023	2022
Networked Solutions Segment
Revenues	$313,468	$278,820	$(1,620)	$36,268	$34,648
Gross profit	105,776	91,351	(764)	15,189	14,425
Operating expenses	30,820	30,344	(31)	507	476

Revenues - Three months ended March 31, 2023 vs. Three months ended March 31, 2022
Revenues increased $34.6 million, or 12%, for the first three months of 2023 compared with the same period in 2022. The increase was primarily from product revenues due to the ramp of new deployments and some improving component supply enabling our ability to fulfill more customer demand.

Gross Margin - Three months ended March 31, 2023 vs. Three months ended March 31, 2022
Gross margin was 33.7% for the 2023 period, compared with 32.8% in 2022. The 90 basis point increase was primarily related to favorable product and solutions mix and improved operational efficiencies, partially offset by inflationary pressures.

Operating Expenses - Three months ended March 31, 2023 vs. Three months ended March 31, 2022
Operating expenses increased $0.5 million, or 2%, for the first three months of 2023, compared with the same period in 2022. The increase was primarily related to higher sales and marketing expenses.

Outcomes

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Outcomes segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended March 31,
In thousands	2023	2022
Outcomes Segment
Revenues	$62,896	$56,946	$(1,096)	$7,046	$5,950
Gross profit	26,879	22,067	(578)	5,390	4,812
Operating expenses	13,968	13,726	(18)	260	242

Revenues - Three months ended March 31, 2023 vs. Three months ended March 31, 2022
Revenues increased $6.0 million, or 10%, for the first three months of 2023, compared with 2022. This increase was driven by software license sales and managed services.

Gross Margin - Three months ended March 31, 2023 vs. Three months ended March 31, 2022
Gross margin increased to 42.7% for the period ending in 2023, compared with 38.8% for last year. The 390 basis point increase was driven by software license sales, favorable managed services mix, and other cost efficiencies.

Operating Expenses - Three months ended March 31, 2023 vs. Three months ended March 31, 2022
Operating expenses for the first three months of 2023 increased $0.2 million, or 2%, compared with the same period last year. This was primarily related to increased sales and marketing and research and development expenses.

Corporate Unallocated

Corporate Unallocated Expenses - Three months ended March 31, 2023 vs. Three months ended March 31, 2022
For the first three months of 2023, Corporate unallocated expenses increased $38.2 million, or 52%, compared with the 2022 period. This was primarily the result of an increase of $43.0 million in restructuring, of which $38.0 million was related to the 2023 Projects. The increase was partially offset by a $2.2 million reduction in loss on sale of business related to the 2022 sale of certain Gas product lines from our Device Solutions manufacturing and business operations in Europe and North America to Dresser. For additional details, refer to Item 1: Financial Statements (Unaudited), Note 12: Restructuring included in this Quarterly Report on Form 10-Q.

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

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
In millions
March 31, 2023	$428	$4,558	$1,897
December 31, 2022	898	4,619	2,052
September 30, 2022	578	4,201	1,612
June 30, 2022	612	4,063	1,746
March 31, 2022	417	3,897	1,557

Financial Condition

Cash Flow Information

	Three Months Ended March 31,
In thousands	2023	2022
Net cash provided by operating activities	$1,429	$7,591
Net cash provided by (used in) investing activities	(7,658)	50,949
Net cash used in financing activities	(95)	(17,105)
Effect of foreign exchange rate changes on cash and cash equivalents	330	(17)
Increase (decrease) in cash and cash equivalents	$(5,994)	$41,418

Cash and cash equivalents were $196.0 million at March 31, 2023, compared with $202.0 million at December 31, 2022. The $6.0 million decrease in cash and cash equivalents in the 2023 period was primarily the result of cash used for working capital, variable compensation payouts and acquisition of property, plant, and equipment.

Operating activities
Cash provided by operating activities during the three months in 2023 was $1.4 million compared with $7.6 million during the same period in 2022. The decrease was primarily due to increases in working capital, partially offset by lower variable compensation payouts in 2023.

Investing activities
Cash provided by investing activities during the three months in 2023 was $58.6 million lower than in 2022. This decrease of cash was primarily the result of proceeds from the sale of certain Gas product lines from our Device Solutions manufacturing and business operations in Europe and North America to Dresser of $55.9 million in 2022, and an increase in cash used to purchased property, plant, and equipment of $1.5 million in 2023.

Financing activities
Net cash used in financing activities during the three months in 2023 was $0.1 million, compared with net cash used of $17.1 million for the same period in 2022. Cash increased in the current period due to the repurchase of common stock in 2022 of $17.0 million.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations at March 31, 2023 was an increase of $0.3 million, compared with a decrease of $17,000 for the same period in 2022. Our foreign currency exposure relates to non-U.S. dollar denominated balances in our international subsidiary operations.

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

	Three Months Ended March 31,
In thousands	2023	2022
Net cash provided by operating activities	$1,429	$7,591
Acquisitions of property, plant, and equipment	(6,902)	(5,369)
Free cash flow	$(5,473)	$2,222

Free cash flow fluctuated primarily as a result of changes in cash provided by operating activities. See the cash flow discussion of operating activities above.

Off-balance sheet arrangements

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at March 31, 2023 and December 31, 2022 that we believe could reasonably likely have a current or future effect on our financial condition, results of operations, or cash flows.

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

Borrowings
We initially entered into our credit facility on January 5, 2018 (together with the subsequent six amendments, the "2018 credit facility"). The 2018 credit facility provides a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million standby letter of credit sub-facility and a $50 million swingline sub-facility. At March 31, 2023, no amount was outstanding under the 2018 credit facility, and $62.1 million was utilized by outstanding standby letters of credit, resulting in $437.9 million available for borrowing or standby letters of credit under the revolver. At March 31, 2023, $237.9 million was available for additional standby letters of credit under the letter of credit sub-facility, and no amounts were outstanding under the swingline sub-facility. Amounts borrowed under the revolver may be repaid and reborrowed until the revolver's maturity on October 18, 2024, at which time all outstanding loans together with all accrued and unpaid interest must be repaid.

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

Restructuring
On September 17, 2020, our Board of Directors approved a restructuring plan (the 2020 Projects). The 2020 Projects include activities that continue our efforts to optimize global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects are scheduled to be substantially complete by the end of 2023, with an estimated $6 million in cash payments remaining as of March 31, 2023 with cash outflows expected through 2025.

On October 29, 2021, our Board of Directors approved a restructuring plan (the 2021 Projects), which in conjunction with the announcement of the sale of certain Gas product lines from our Device Solutions manufacturing and business operations in Europe and North America to Dresser, includes activities to drive reductions in certain locations and functional support areas. These projects are expected to be substantially complete by the end of 2024, with an estimated $32 million in cash payments remaining as of March 31, 2023 with cash outflows expected through 2025.

On February 23, 2023, our Board of Directors approved a restructuring plan (the 2023 Projects). The 2023 Projects include activities that continue Itron's efforts to optimize its global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects are to be substantially complete by early 2025, with an estimated $43 million in cash payments remaining as of March 31, 2023 with cash outflows expected through 2027.

For the three months ended March 31, 2023, we paid out a net $3.1 million related to all our restructuring projects. As of March 31, 2023, $75.7 million was accrued for these restructuring projects, of which $14.3 million is expected to be paid within the next 12 months.

For further details regarding our restructuring activities, refer to Item 1: Financial Statements (Unaudited), Note 12: Restructuring included in this Quarterly Report on Form 10-Q.

Other Liquidity Considerations
We have tax credits and net operating loss carryforwards in various jurisdictions that are available to reduce cash taxes. However, utilization of tax credits and net operating losses are limited in certain jurisdictions. Based on current projections, we expect to pay, net of refunds, approximately $18 million in U.S federal taxes, $12 million in state taxes, and $15 million in local and foreign taxes during 2023. For a discussion of our tax provision and unrecognized tax benefits, see Item 1: Financial Statements (Unaudited), Note 10: Income Taxes included in this Quarterly Report on Form 10-Q.

As of March 31, 2023, we are under examination by certain tax authorities. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

As of March 31, 2023, there was $56.4 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. As a result of recent changes in U.S. tax legislation, any repatriation in the future would not result in U.S. federal income tax. Accordingly, there is no provision for U.S. deferred taxes on this cash. If this cash were repatriated to fund U.S. operations, additional withholding tax costs may be incurred. Tax is only one of the many factors that we consider in the management of global cash. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

In one of our consolidated international subsidiaries we have a joint venture partner, who is a minority shareholder. Although this entity is not wholly-owned by Itron, Inc., we consolidate the subsidiary because we have a greater than 50% ownership interest and/or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entity, which is attributable to the minority shareholders. At March 31, 2023, $9.1 million of our consolidated cash balance was held in our joint venture entity. As a result, the minority shareholders of this entity has rights to their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from this entity.

General Liquidity Overview
We expect to grow through a combination of internal new research and development, licensing technology from and to others, distribution agreements, partnering arrangements, and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings, or the sale of our common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the next 12 months and into the foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the electricity, gas, and water utility industries, competitive pressures, our dependence on certain key vendors and components, changes in estimated liabilities for product warranties and/or litigation, supply constraints, future business combinations, capital market fluctuations, international risks, and other factors described under Part I, Item 1A: Risk Factors of our 2022 Annual Report, as well as Part I, Item 3: Quantitative and Qualitative Disclosures About Market Risk included in this Quarterly Report on Form 10-Q.

Contingencies

Refer to Item 1: Financial Statements (Unaudited), Note 11: Commitments and Contingencies included in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates and Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in the 2022 Annual Report and have not changed materially.

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

We use these non-GAAP financial measures for financial and operational decision making and/or as a means for determining executive compensation. Management believes that these non-GAAP financial measures provide meaningful supplemental information regarding our performance and ability to service debt by excluding certain expenses that may not be indicative of our recurring core operating results. These non-GAAP financial measures facilitate management's internal comparisons to our historical performance, as well as comparisons to our competitors' operating results. Our executive compensation plans exclude non-cash charges related to amortization of intangibles and certain discrete cash and non-cash charges, such as restructuring, loss on sale of business, or acquisition and integration related expenses. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. We believe these non-GAAP financial measures are useful to investors because they provide greater transparency with respect to key metrics used by management in its financial and operational decision making and because they are used by our institutional investors and the analyst community to analyze the health of our business.

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

Non-GAAP net income and non-GAAP diluted EPS – We define non-GAAP net income as net income (loss) attributable to Itron, Inc. excluding the expenses associated with amortization of intangible assets, amortization of debt placement fees, restructuring, loss on sale of business, acquisition and integration, and the tax effect of excluding these expenses. We define non-GAAP diluted EPS as non-GAAP net income divided by diluted weighted-average shares outstanding during the period calculated on a GAAP basis and then reduced to reflect the anti-dilutive impact of the convertible note hedge transactions entered into in connection with the 0% convertible notes due 2026 issued in March 2021. We consider these financial measures to be useful metrics for management and investors for the same reasons that we use non-GAAP operating income. The same limitations described above regarding our use of non-GAAP operating income apply to our use of non-GAAP net income and non-GAAP diluted EPS. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from these non-GAAP measures and evaluating non-GAAP net income and non-GAAP diluted EPS together with GAAP net income attributable to Itron, Inc. and GAAP diluted EPS.

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

Adjusted EBITDA – We define adjusted EBITDA as net income (loss) (a) minus interest income, (b) plus interest expense, depreciation and amortization, restructuring, loss on sale of business, acquisition and integration, and (c) excluding income tax provision or benefit. Management uses adjusted EBITDA as a performance measure for executive compensation. A limitation to using adjusted EBITDA is that it does not represent the total increase or decrease in the cash balance for the period and the measure includes some non-cash items and excludes other non-cash items. Additionally, the items that we exclude in our calculation of adjusted EBITDA may differ from the items that our peer companies exclude when they report their results. We compensate for these limitations by providing a reconciliation of this measure to GAAP net income (loss).

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

TOTAL COMPANY RECONCILIATIONS	Three Months Ended March 31,
In thousands, except per share data	2023	2022
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$166,761	$128,405
Amortization of intangible assets	(5,048)	(6,553)
Restructuring	(36,609)	6,366
Loss on sale of business	(18)	(2,221)
Acquisition and integration	(45)	(62)
Non-GAAP operating expenses	$125,041	$125,935

NON-GAAP OPERATING INCOME
GAAP operating income (loss)	$(10,393)	$6,819
Amortization of intangible assets	5,048	6,553
Restructuring	36,609	(6,366)
Loss on sale of business	18	2,221
Acquisition and integration	45	62
Non-GAAP operating income	$31,327	$9,289

NON-GAAP NET INCOME & DILUTED EPS
GAAP net income (loss) attributable to Itron, Inc.	$(11,836)	$906
Amortization of intangible assets	5,048	6,553
Amortization of debt placement fees	845	796
Restructuring	36,609	(6,366)
Loss on sale of business	18	2,221
Acquisition and integration	45	62
Income tax effect of non-GAAP adjustments	(8,347)	999
Non-GAAP net income attributable to Itron, Inc.	$22,382	$5,171

Non-GAAP diluted EPS	$0.49	$0.11

Non-GAAP weighted average common shares outstanding - Diluted	45,572	45,240

TOTAL COMPANY RECONCILIATIONS	Three Months Ended March 31,
In thousands, except per share data	2023	2022
ADJUSTED EBITDA
GAAP net income (loss) attributable to Itron, Inc.	$(11,836)	$906
Interest income	(1,818)	(217)
Interest expense	2,057	1,592
Income tax provision (benefit)	(70)	3,859
Depreciation and amortization	14,463	16,837
Restructuring	36,609	(6,366)
Loss on sale of business	18	2,221
Acquisition and integration	45	62
Adjusted EBITDA	$39,468	$18,894

FREE CASH FLOW
Net cash provided by operating activities	$1,429	$7,591
Acquisitions of property, plant, and equipment	(6,902)	(5,369)
Free Cash Flow	$(5,473)	$2,222

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

Interest Rate Risk
We may be exposed to interest rate risk through our variable rate debt instruments, namely the multicurrency revolving line of credit. At March 31, 2023, we had no outstanding variable rate debt.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future if we were to have variable rate debt outstanding.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. Revenues denominated in functional currencies other than the U.S. dollar were 28% of total revenues for the three months ended March 31, 2023 compared with 35% for the same respective period in 2022. These transactions expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of March 31, 2023, a total of 38 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar and various other currencies, with notional amounts ranging from $115,000 to $47.0 million. Based on a sensitivity analysis as of March 31, 2023, we estimate that, if foreign currency exchange rates average 10 percentage points higher in 2023 for these financial instruments, our financial results in 2023 would not be materially impacted.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:    Controls and Procedures

Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2023, the Company's disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal controls over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:    Legal Proceedings
Refer to Item 1: Financial Statements (Unaudited), Note 11: Commitments and Contingencies included in this Quarterly Report on Form 10-Q.

Item 1A:    Risk Factors
For a complete list of Risk Factors, refer to Part I, Item 1A: Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission on February 27, 2023.

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable.

(b)Not applicable.

(c)Issuer Repurchase of Equity Securities.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				In thousands
January 1, 2023 through January 31, 2023	—	$—	—	$75,000
February 1, 2023 through February 28, 2023	—	—	—	75,000
March 1, 2023 through March 31, 2023	—	—	—	75,000
Total	—		—

(1)Effective November 1, 2021, Itron's Board of Directors authorized a share repurchase program of up to $100 million of Itron's common stock over an 18-month period. Repurchases are made in the open market or in privately negotiated transactions and in accordance with applicable securities laws. The share repurchase program expired on May 1, 2023. There were no shares repurchased during the first quarter of 2023.
(2)Excludes commissions.

Item 5:    Other Information

(a)No information was required to be disclosed in a report on Form 8-K during the first quarter of 2023 that was not reported.

(b)Not applicable.

Item 6:    Exhibits

Exhibit Number	Description of Exhibits
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Itron, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITRON, INC.

May 4, 2023	By:	/s/ JOAN S. HOOPER
Date		Joan S. Hooper
Senior Vice President and Chief Financial Officer