Form 10-Q
period 2023-06-30
ITRON, INC.
filed 2023-08-03
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2023, there were outstanding 45,460,228 shares of the registrant's common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1:    Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2023	2022	2023	2022
Revenues
Product revenues	$464,803	$359,898	$881,127	$759,708
Service revenues	76,267	71,984	154,561	147,505
Total revenues	541,070	431,882	1,035,688	907,213
Cost of revenues
Product cost of revenues	322,288	265,278	619,631	560,098
Service cost of revenues	44,835	40,499	85,742	85,786
Total cost of revenues	367,123	305,777	705,373	645,884
Gross profit	173,947	126,105	330,315	261,329

Operating expenses
Sales, general and administrative	79,079	72,877	154,600	149,278
Research and development	53,560	45,055	103,125	94,651
Amortization of intangible assets	4,722	6,485	9,770	13,038
Restructuring	874	(3,459)	37,483	(9,825)
Loss on sale of business	612	194	630	2,415
Goodwill impairment	—	38,480	—	38,480
Total operating expenses	138,847	159,632	305,608	288,037

Operating income (loss)	35,100	(33,527)	24,707	(26,708)
Other income (expense)
Interest income	1,508	349	3,326	566
Interest expense	(1,977)	(1,660)	(4,034)	(3,252)
Other income (expense), net	(333)	(1,386)	(1,808)	(2,075)
Total other income (expense)	(802)	(2,697)	(2,516)	(4,761)

Income (loss) before income taxes	34,298	(36,224)	22,191	(31,469)
Income tax provision	(9,195)	(641)	(9,125)	(4,500)
Net income (loss)	25,103	(36,865)	13,066	(35,969)
Net income attributable to noncontrolling interests	902	102	701	92
Net income (loss) attributable to Itron, Inc.	$24,201	$(36,967)	$12,365	$(36,061)

Net income (loss) per common share - Basic	$0.53	$(0.82)	$0.27	$(0.80)
Net income (loss) per common share - Diluted	$0.53	$(0.82)	$0.27	$(0.80)

Weighted average common shares outstanding - Basic	45,435	45,066	45,358	45,042
Weighted average common shares outstanding - Diluted	45,781	45,066	45,677	45,042
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2023	2022	2023	2022
Net income (loss)	$25,103	$(36,865)	$13,066	$(35,969)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,940	(20,628)	9,165	(27,519)
Foreign currency translation adjustment reclassified to net income (loss) on sale of business	—	—	—	55,436
Pension benefit obligation adjustment	(107)	206	(213)	4,476
Total other comprehensive income (loss), net of tax	1,833	(20,422)	8,952	32,393

Total comprehensive income (loss), net of tax	26,936	(57,287)	22,018	(3,576)

Comprehensive income (loss) attributable to noncontrolling interests, net of tax	902	102	701	92
Comprehensive income (loss) attributable to Itron, Inc.	$26,034	$(57,389)	$21,317	$(3,668)
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

In thousands	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$232,787	$202,007
Accounts receivable, net	318,809	280,435
Inventories	267,042	228,701
Other current assets	151,349	118,441
Total current assets	969,987	829,584

Property, plant, and equipment, net	132,648	140,123
Deferred tax assets, net	213,777	211,982
Other long-term assets	35,447	39,901
Operating lease right-of-use assets, net	44,642	52,826
Intangible assets, net	55,378	64,941
Goodwill	1,046,759	1,038,721
Total assets	$2,498,638	$2,378,078

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$234,928	$237,178
Other current liabilities	52,834	42,869
Wages and benefits payable	99,611	89,431
Taxes payable	14,365	15,324
Current portion of warranty	17,847	18,203
Unearned revenue	140,335	95,567
Total current liabilities	559,920	498,572

Long-term debt, net	453,667	452,526
Long-term warranty	7,639	7,495
Pension benefit obligation	59,739	57,839
Deferred tax liabilities, net	853	833
Operating lease liabilities	35,944	44,370
Other long-term obligations	151,989	124,887
Total liabilities	1,269,751	1,186,522

Equity
Preferred stock, no par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75,000 shares authorized, 45,448 and 45,186 shares issued and outstanding	1,803,813	1,788,479
Accumulated other comprehensive loss, net	(85,722)	(94,674)
Accumulated deficit	(512,967)	(525,332)
Total Itron, Inc. shareholders' equity	1,205,124	1,168,473
Noncontrolling interests	23,763	23,083
Total equity	1,228,887	1,191,556
Total liabilities and equity	$2,498,638	$2,378,078
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2023	45,186	$1,788,479	$(94,674)	$(525,332)	$1,168,473	$23,083	$1,191,556
Net loss				(11,836)	(11,836)	(201)	(12,037)
Other comprehensive income (loss), net of tax			7,119		7,119		7,119
Distributions to noncontrolling interests						(21)	(21)
Net stock issued and repurchased	219	607			607		607
Stock-based compensation expense		6,919			6,919		6,919
Balances at March 31, 2023	45,405	1,796,005	(87,555)	(537,168)	1,171,282	22,861	1,194,143
Net income				24,201	24,201	902	25,103
Other comprehensive income (loss), net of tax			1,833		1,833		1,833
Net stock issued and repurchased	43	1,033			1,033		1,033
Stock-based compensation expense		6,775			6,775		6,775
Balances at June 30, 2023	45,448	$1,803,813	$(85,722)	$(512,967)	$1,205,124	$23,763	$1,228,887

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2022	45,152	$1,779,775	$(148,098)	$(515,600)	$1,116,077	$26,682	$1,142,759
Net income (loss)				906	906	(10)	896
Other comprehensive income (loss), net of tax			52,815		52,815		52,815
Net stock issued and repurchased	165	784			784		784
Stock-based compensation expense		6,127			6,127		6,127
Stock repurchased program	(280)	(16,629)			(16,629)		(16,629)
Balances at March 31, 2022	45,037	1,770,057	(95,283)	(514,694)	1,160,080	26,672	1,186,752
Net income (loss)				(36,967)	(36,967)	102	(36,865)
Other comprehensive income (loss), net of tax			(20,422)		(20,422)		(20,422)
Distributions to noncontrolling interests						(3,784)	(3,784)
Net stock issued and repurchased	33	1,014			1,014		1,014
Stock-based compensation expense		6,405			6,405		6,405
Balances at June 30, 2022	45,070	$1,777,476	$(115,705)	$(551,661)	$1,110,110	$22,990	$1,133,100
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
In thousands	2023	2022
Operating activities
Net income (loss)	$13,066	$(35,969)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangible assets	28,368	33,251
Non-cash operating lease expense	8,141	8,234
Stock-based compensation	13,694	12,532
Amortization of prepaid debt fees	1,820	1,720
Deferred taxes, net	(2,509)	(4,061)
Loss on sale of business	630	2,415
Goodwill impairment	—	38,480
Restructuring, non-cash	922	(817)
Other adjustments, net	(199)	194
Changes in operating assets and liabilities, net of acquisition and sale of business:
Accounts receivable	(34,681)	28,924
Inventories	(36,466)	(13,592)
Other current assets	(33,554)	(10,688)
Other long-term assets	5,595	(3,134)
Accounts payable, other current liabilities, and taxes payable	4,670	(16,611)
Wages and benefits payable	9,040	(22,264)
Unearned revenue	42,919	36,093
Warranty	(440)	(2,501)
Restructuring	31,181	(23,448)
Other operating, net	(9,208)	(6,102)
Net cash provided by operating activities	42,989	22,656

Investing activities
Net proceeds (payments) related to the sale of business	(772)	55,933
Acquisitions of property, plant, and equipment	(12,498)	(10,663)
Business acquisitions, net of cash and cash equivalents acquired	—	23
Other investing, net	50	1,722
Net cash provided by (used in) investing activities	(13,220)	47,015

Financing activities
Issuance of common stock	1,641	1,797
Repurchase of common stock	—	(16,972)
Prepaid debt fees	(517)	(695)
Other financing, net	(354)	(4,206)
Net cash provided by (used in) financing activities	770	(20,076)

Effect of foreign exchange rate changes on cash and cash equivalents	241	(3,674)
Increase in cash and cash equivalents	30,780	45,921
Cash and cash equivalents at beginning of period	202,007	162,579
Cash and cash equivalents at end of period	$232,787	$208,500

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$20,653	$7,062
Interest	785	717
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms "we", "us", "our", "Itron", and the "Company" refer to Itron, Inc. and its subsidiaries.

Note 1:    Summary of Significant Accounting Policies

Financial Statement Preparation
The consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022, Consolidated Statements of Equity for the three months ended June 30, 2023 and 2022 and March 31, 2023 and 2022, the Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, and the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the full year or for any other period.

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

Risks and Uncertainties
Global economic impacts, such as the COVID-19 pandemic and the Ukraine conflict, may create disruption in customer demand and global supply chains, resulting in market volatility, which our management continues to monitor. In the aftermath of these types of events global supply chains struggle to keep pace with rapidly changing demand. While recently improving from 2022 levels, our ability to obtain adequate supply of semiconductor components has impacted our ability to service customer demand. Temporal imbalance in supply and demand creates business uncertainties that include costs and availability. Efforts continue with suppliers to increase supply, including the approval of alternate sources. Recently, inflation in our raw materials and component costs, freight charges, and labor costs have increased above historical levels, due to, among other things, the continuing impacts of the uncertain economic environment. We may or may not be able to fully recover these increased costs through pricing actions with our customers. Currently, we have not identified any significant decrease in long-term customer demand for our products and services. Certain of our customer projects have experienced delays in deliveries, with revenues originally forecasted in prior periods shifting to future periods.

While we have limited direct business exposure in areas with current conflict, such as Russia, Belarus, and Ukraine, military actions globally and any resulting sanctions could adversely affect the global economy, as well as further disrupt the supply chain. A major disruption in the global economy and supply chain could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. The extent and duration of the military action, sanctions, and resulting market and/or supply disruptions are impossible to predict, but could be substantial, and our management continues to monitor these events closely.

Reclassification
In the Consolidated Statements of Cash Flows, the following reclassifications have been made to prior year amounts to conform to current year presentation of restructuring liabilities:

	Six Months Ended June 30, 2022
In thousands	As Previously Reported	Adjustments	As Reclassified
Changes in operating assets and liabilities, net of acquisitions and sale of business:
Accounts payable, other current liabilities, and taxes payable	$(24,604)	$7,993	$(16,611)
Restructuring	—	(23,448)	(23,448)
Other operating, net	(21,557)	15,455	(6,102)

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

Note 2:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2023	2022	2023	2022
Net income (loss) available to common shareholders	$24,201	$(36,967)	$12,365	$(36,061)

Weighted average common shares outstanding - Basic	45,435	45,066	45,358	45,042
Dilutive effect of stock-based awards	346	—	319	—
Dilutive effect of convertible notes	—	—	—	—
Weighted average common shares outstanding - Diluted	45,781	45,066	45,677	45,042
Net income (loss) per common share - Basic	$0.53	$(0.82)	$0.27	$(0.80)
Net income (loss) per common share - Diluted	$0.53	$(0.82)	$0.27	$(0.80)

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase our common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise and the future compensation cost associated with the stock award. Approximately 0.4 million stock-based awards were excluded from the calculation of diluted EPS for both the three and six months ended June 30, 2023 because they were anti-dilutive. Approximately 0.9 million and 0.8 million stock-based awards were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2022 because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Convertible Notes and Warrants
For our convertible notes issued in March 2021, the dilutive effect is calculated using the if-converted method. We are required, pursuant to the indenture governing our convertible notes, to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the convertible notes were converted. The average closing prices of our common stock for the quarter ended June 30, 2023 were used as the basis for determining the dilutive effect on EPS. The quarterly average closing prices for our common stock did not exceed the conversion price of $126.00, and therefore all associated shares were anti-dilutive.

In conjunction with the issuance of the convertible notes, we sold warrants to purchase 3.7 million shares of Itron common stock. The warrants have a strike price of $180.00 per share. For calculating the dilutive effect of the warrants, we use the treasury stock method. With this method, we assume exercise of the warrants at the beginning of the period, or at time of issuance if later, and the issuance of common stock upon exercise. Proceeds from the exercise of the warrants are assumed to be used to repurchase shares of our stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be exercised with the warrants less the number of shares repurchased, are included in diluted weighted average common shares outstanding. For periods where the warrants strike price of $180.00 per share is greater than the average share price of Itron stock for the period, the warrants would be anti-dilutive. For the three and six months ended June 30, 2023, the quarterly average closing prices of our common stock did not exceed the warrant strike price and therefore 3.7 million shares were considered anti-dilutive.

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

Note 3:    Certain Balance Sheet Components

A summary of accounts receivable from contracts with customers is as follows:

Accounts receivable, net
In thousands	June 30, 2023	December 31, 2022
Trade receivables (net of allowance of $4,694 and $4,863)	$284,598	$249,771
Unbilled receivables	34,211	30,664
Total accounts receivable, net	$318,809	$280,435

Allowance for credit losses account activity	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2023	2022	2023	2022
Beginning balance	$4,782	$5,598	$4,863	$5,730
Provision for (release of) doubtful accounts, net	52	619	(39)	518
Accounts written-off, net	(178)	(322)	(244)	(244)
Effect of change in exchange rates	38	(265)	114	(374)
Ending balance	$4,694	$5,630	$4,694	$5,630

Inventories
In thousands	June 30, 2023	December 31, 2022
Raw materials	$217,508	$182,118
Work in process	11,120	8,386
Finished goods	38,414	38,197
Total inventories	$267,042	$228,701

Property, plant, and equipment, net
In thousands	June 30, 2023	December 31, 2022
Machinery and equipment	$314,495	$306,699
Computers and software	121,873	119,670
Buildings, furniture, and improvements	131,247	130,301
Land	8,700	8,566
Construction in progress, including purchased equipment	18,800	19,403
Total cost	595,115	584,639
Accumulated depreciation	(462,467)	(444,516)
Property, plant, and equipment, net	$132,648	$140,123

Depreciation expense	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2023	2022	2023	2022
Depreciation expense	$9,183	$9,929	$18,598	$20,213

Note 4:    Intangible Assets and Liabilities

The gross carrying amount and accumulated amortization (accretion) of our intangible assets and liabilities, other than goodwill, were as follows:

	June 30, 2023			December 31, 2022
In thousands	Gross	Accumulated (Amortization) Accretion	Net	Gross	Accumulated (Amortization) Accretion	Net
Intangible Assets
Core-developed technology	$500,663	$(496,838)	$3,825	$498,601	$(492,782)	$5,819
Customer contracts and relationships	326,723	(277,206)	49,517	322,360	(265,503)	56,857
Trademarks and trade names	72,931	(71,043)	1,888	72,156	(70,101)	2,055
Other	12,019	(11,871)	148	12,017	(11,807)	210
Total intangible assets	$912,336	$(856,958)	$55,378	$905,134	$(840,193)	$64,941

Intangible Liabilities
Customer contracts and relationships	$(23,900)	$23,900	$—	$(23,900)	$23,900	$—

A summary of intangible assets and liabilities activity is as follows:

	Six Months Ended June 30,
In thousands	2023	2022
Intangible assets, gross beginning balance	$905,134	$928,422
Effect of change in exchange rates	7,202	(22,306)
Intangible assets, gross ending balance	$912,336	$906,116

Intangible liabilities, gross beginning balance	$(23,900)	$(23,900)
Effect of change in exchange rates	—	—
Intangible liabilities, gross ending balance	$(23,900)	$(23,900)

Assumed intangible liabilities reflect the present value of the projected cash outflows for an existing contract where remaining costs are expected to exceed projected revenues.

Estimated future annual amortization is as follows:

Year Ending December 31,	Estimated Annual Amortization
In thousands
2023 (amount remaining at June 30, 2023)	$9,230
2024	15,100
2025	14,356
2026	10,342
2027	5,629
Thereafter	721
Total intangible assets subject to amortization	$55,378

Note 5:    Goodwill

The following table reflects changes in the carrying amount of goodwill for the six months ended June 30, 2023:

In thousands	Device Solutions	Networked Solutions	Outcomes	Total Company
Goodwill balance at January 1, 2023	$—	$899,887	$138,834	$1,038,721
Effect of change in exchange rates	—	6,975	1,063	8,038
Goodwill balance at June 30, 2023	$—	$906,862	$139,897	$1,046,759

Note 6:    Debt

The components of our borrowings were as follows:

In thousands	June 30, 2023	December 31, 2022
Credit facility
Multicurrency revolving line of credit	$—	$—
Convertible notes	460,000	460,000
Total debt	460,000	460,000
Less: unamortized prepaid debt fees - convertible notes	6,333	7,474
Long-term debt, net	$453,667	$452,526

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

The 2018 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2018 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries. This includes a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2018 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2018 credit facility includes debt covenants, which contain certain financial thresholds and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the 2018 credit facility at June 30, 2023.

Under the 2018 credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total net leverage ratio as defined in the credit agreement. The applicable rates per annum may be based on either: (1) the LIBOR rate or EURIBOR rate (subject to a floor of 0%), plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 0.50%, or (iii) one-month LIBOR plus

1.00%. The cessation of LIBOR occurred in June 2023. On November 23, 2022, we amended the 2018 credit facility to replace the LIBOR rate with the Term Secured Overnight Financing Rate (SOFR) as the base interest rate. On February 21, 2023, we entered into a sixth amendment to the 2018 credit facility. This amendment modifies provisions to allow for the addback for debt covenant calculations of non-recurring cash expenses related to restructuring charges incurred during the quarter ended March 31, 2023.

At June 30, 2023, there were no outstanding loan balances under the credit facility, and $61.6 million was utilized by outstanding standby letters of credit, resulting in $438.4 million available for additional borrowings or standby letters of credit within the revolver. At June 30, 2023, $238.4 million was available for additional standby letters of credit under the letter of credit sub-facility, and no amounts were outstanding under the swingline sub-facility.

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

On or after March 20, 2024 and prior to December 15, 2025, we may redeem for cash all or part of the convertible notes, at our option, if the last reported sales price of common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related notice of the redemption. The redemption price of each convertible note to be redeemed will be the principal amount of such note, plus accrued and unpaid special interest, if any. Upon the occurrence of a fundamental change (as defined in the indenture governing the convertible notes), subject to a limited exception described in the indenture governing the convertible notes, holders may require us to repurchase all or a portion of their notes for cash at a price equal to plus accrued and unpaid special interest to, but not including, the fundamental change repurchase date (as defined in the indenture governing the convertible notes).

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

Debt Maturities
The amount of required minimum principal payments on our long-term debt in aggregate over the next five years is as follows:

Year Ending December 31,	Minimum Payments
In thousands
2023 (amount remaining at June 30, 2023)	$—
2024	—
2025	—
2026	460,000
2027	—
Thereafter	—
Total minimum payments on debt	$460,000

Note 7:    Derivative Financial Instruments

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currencies. Refer to Note 13: Shareholders' Equity and Note 14: Fair Value of Financial Instruments for additional disclosures on our derivative instruments.

Derivatives Not Designated as Hedging Relationships
We are exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of June 30, 2023, a total of 35 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar and various other currencies, with notional amounts ranging from $97,000 to $41.8 million.

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

Amounts recognized on the Consolidated Balance Sheets consist of:

In thousands	June 30, 2023	December 31, 2022
Assets
Plan assets in other long-term assets	$161	$162

Liabilities
Current portion of pension benefit obligation in wages and benefits payable	$3,894	$3,400
Long-term portion of pension benefit obligation	59,739	57,839
Pension benefit obligation, net	$63,472	$61,077

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

Net periodic pension benefit cost for our plans includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2023	2022	2023	2022
Service cost	$636	$708	$1,240	$1,502
Interest cost	721	423	1,433	866
Expected return on plan assets	(89)	(80)	(176)	(163)
Amortization of prior service costs	15	18	30	36
Amortization of actuarial net loss	(122)	196	(243)	431
Net periodic benefit cost	$1,161	$1,265	$2,284	$2,672

The components of net periodic benefit cost, other than the service cost component, are included in total other income (expense) on the Consolidated Statements of Operations.

Note 9:    Stock-Based Compensation

We grant stock-based compensation awards, including restricted stock units, phantom stock, and unrestricted stock units, under the Second Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan). Prior to December 31, 2020, stock options were also granted as part of the stock-based compensation awards. In the Stock Incentive Plan, we have 12,123,538 shares of common stock authorized for issuance subject to stock splits, dividends, and other similar events, and at June 30, 2023, 3,418,336 shares were available for grant. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied. These shares are subject to a fungible share provision such that the authorized share available for grant is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

We also award phantom stock units, which are settled in cash upon vesting and accounted for as liability-based awards, with no impact to the shares available for grant.

In addition, we maintain the Employee Stock Purchase Plan (ESPP), for which 544,060 shares of common stock were available for future issuance at June 30, 2023. In May 2023, the shareholders authorized, via a proxy approval, the reallocation of 500,000 reserved shares from the shares available for grant in the Stock Incentive Plan to the ESPP.

ESPP activity and stock-based grants other than stock options and restricted stock units were not significant for the three and six months ended June 30, 2023 and 2022.

Stock-Based Compensation Expense
Total stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2023	2022	2023	2022
Stock options	$20	$278	$80	$562
Restricted stock units	6,516	5,869	13,099	11,453
Unrestricted stock awards	239	258	515	517
Phantom stock units	1,147	582	1,924	772
Total stock-based compensation	$7,922	$6,987	$15,618	$13,304

Related tax benefit	$1,670	$1,434	$3,373	$2,803

Stock Options
A summary of our stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	In thousands		Years	In thousands
Outstanding, January 1, 2022	393	$61.18	5.9	$4,737
Granted	—	—			$—
Exercised	—	—		—
Forfeited	(2)	87.27
Canceled	(8)	78.84
Outstanding, June 30, 2022	383	$60.69	5.4	$1,729

Outstanding, January 1, 2023	381	$60.63	4.8	$1,892
Granted	—	—			$—
Exercised	(5)	55.49		73
Forfeited	—	—
Canceled	—	—
Outstanding, June 30, 2023	376	$60.70	4.4	$5,494

Exercisable, June 30, 2023	373	$60.66	4.4	$5,456

At June 30, 2023, total unrecognized stock-based compensation expense related to nonvested stock options was $22,000, which is expected to be recognized over a weighted average period of approximately 0.4 years.

Restricted Stock Units
The following table summarizes restricted stock unit activity:

In thousands, except fair value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, January 1, 2022	430
Granted	356	$53.47
Released (1)	(157)		$8,430
Forfeited	(45)
Outstanding, June 30, 2022	584

Outstanding, January 1, 2023	528	$66.39
Granted	442	56.37
Released (1)	(222)	72.56	$1,236
Forfeited	(19)	63.89
Outstanding, June 30, 2023	729	58.70

Vested but not released, June 30, 2023	14		$1,001
(1)    Shares released is presented as gross shares and does not reflect shares withheld by us for employee payroll tax obligations.

At June 30, 2023, total unrecognized compensation expense on restricted stock units was $43.3 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

The weighted average assumptions used to estimate the fair value of performance-based restricted stock units granted with a service and market condition and the resulting weighted average fair value are as follows:

	Six Months Ended June 30,
	2023	2022
Expected volatility	50.0%	55.7%
Risk-free interest rate	4.6%	1.7%
Expected term (years)	2.2	2.9

Weighted average fair value	$59.52	$57.88

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

Our tax rate for the three and six months ended June 30, 2023 of 27% and 41%, respectively, differed from the federal statutory rate of 21% due to the impact of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, U.S. taxation of foreign earnings including GILTI (Global Intangible Low Taxed Income) tax, net of Section 250 deduction (largely driven by research and development capitalization), Subpart F income, an expense related to stock-based compensation, tax credits, and uncertain tax positions.

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

The Organization for Economic Cooperation and Development (OECD) Pillar 2 global minimum tax rules are intended to apply for tax years beginning in 2024. On February 1, 2023, the FASB staff noted that they believe that the Pillar 2 tax would be an alternative minimum tax and therefore deferred tax assets would not need to be recognized related to this parallel taxing system. On February 2, 2023, the OECD issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar 2 global minimum tax. Under a transitional safe harbor released July 17, 2023, the undertaxed profits rule (UTPR) top-up tax in the jurisdiction of a company's ultimate parent entity will be zero for each fiscal year of the transition period, if that jurisdiction has a corporate tax rate of at least 20%. The safe harbor transition period will apply to fiscal years beginning on or before December 31, 2025 and ending before December 31, 2026. The Company is closely monitoring developments and evaluating the impacts these new rules will have on our tax rate, including eligibility to qualify for these safe harbor rules.

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense amounts recognized were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2023	2022	2023	2022
Net interest and penalties expense	$556	$446	$806	$616

Accrued interest and penalties recognized were as follows:

In thousands	June 30, 2023	December 31, 2022
Accrued interest	$8,633	$7,575
Accrued penalties	464	567

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate were as follows:

In thousands	June 30, 2023	December 31, 2022
Unrecognized tax benefits related to uncertain tax positions	$126,045	$130,144
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	126,038	130,137

At June 30, 2023, we are under examination by certain tax authorities. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or cash flows.

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

Our available lines of credit, outstanding standby LOCs, and bonds were as follows:

In thousands	June 30, 2023	December 31, 2022
Credit facility
Multicurrency revolving line of credit	$500,000	$500,000
Standby LOCs issued and outstanding	(61,555)	(55,990)
Net available for additional borrowings under the multicurrency revolving line of credit	$438,445	$444,010

Net available for additional standby LOCs under sub-facility	$238,445	$244,010

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$85,513	$81,781
Standby LOCs issued and outstanding	(18,820)	(22,530)
Short-term borrowings	—	—
Net available for additional borrowings and LOCs	$66,693	$59,251

Unsecured surety bonds in force	$271,202	$285,754

In the event any such standby LOC or bond were called, we would be obligated to reimburse the issuer of the standby LOC or bond; however, as of August 3, 2023, we do not believe any outstanding standby LOCs or bonds will be called.

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

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2023	2022	2023	2022
Beginning balance	$24,831	$30,835	$25,698	$32,022
New product warranties	1,817	968	3,447	2,434
Other adjustments and expirations, net	723	(107)	34	(65)
Claims activity	(1,943)	(2,338)	(3,930)	(4,772)
Effect of change in exchange rates	58	(649)	237	(910)
Ending balance	25,486	28,709	25,486	28,709
Less: current portion of warranty	17,847	17,378	17,847	17,378
Long-term warranty	$7,639	$11,331	$7,639	$11,331

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to insurance and supplier recoveries, other changes and adjustments to warranties, and customer claims. Warranty expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2023	2022	2023	2022
Total warranty expense	$2,540	$861	$3,481	$2,369

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

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2023 Projects were as follows:

In thousands	Total Expected Costs at June 30, 2023	Costs Recognized in Prior Periods	Costs Recognized During the Six Months Ended June 30, 2023	Expected Remaining Costs to be Recognized at June 30, 2023
Employee severance costs	$36,994	$—	$36,994	$—
Asset impairments & net loss (gain) on sale or disposal	1,132	—	1,132	—
Other restructuring costs	6,546	—	1,319	5,227
Total	$44,672	$—	$39,445	$5,227

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

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2021 Projects were as follows:

In thousands	Total Expected Costs at June 30, 2023	Costs Recognized in Prior Periods	Adjustments Recognized During the Six Months Ended June 30, 2023	Expected Remaining Costs to be Recognized at June 30, 2023
Employee severance costs	$37,344	$38,359	$(1,015)	$—
Asset impairments & net loss (gain) on sale or disposal	8,389	8,599	(210)	—
Other restructuring costs	5,540	3,084	56	2,400
Total	$51,273	$50,042	$(1,169)	$2,400

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

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2020 Projects were as follows:

In thousands	Total Expected Costs at June 30, 2023	Costs Recognized in Prior Periods	Adjustments Recognized During the Six Months Ended June 30, 2023	Expected Remaining Costs to be Recognized at June 30, 2023
Employee severance costs	$19,240	$20,382	$(1,142)	$—
Asset impairments & net loss (gain) on sale or disposal	6,465	6,465	—	—
Other restructuring costs	7,990	7,341	349	300
Total	$33,695	$34,188	$(793)	$300

The following table summarizes the activity within the restructuring related balance sheet accounts for the 2023 Projects, the 2021 Projects, and the 2020 Projects during the six months ended June 30, 2023:

In thousands	Accrued Employee Severance	Asset Impairments & Net Loss (Gain) on Sale or Disposal	Other Accrued Costs	Total
Beginning balance, January 1, 2023	$39,558	$—	$2,886	$42,444
Costs charged to expense	34,837	922	1,724	37,483
Cash payments	(4,892)	(15)	(1,719)	(6,626)
Cash receipts	—	12	—	12
Net assets disposed and impaired	—	(919)	—	(919)
Effect of change in exchange rates	1,265	—	23	1,288
Ending balance, June 30, 2023	$70,768	$—	$2,914	$73,682

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

The current portions of restructuring liabilities were $16.1 million and $14.5 million as of June 30, 2023 and December 31, 2022 and are classified within other current liabilities on the Consolidated Balance Sheets. The long-term portions of restructuring liabilities were $57.6 million and $27.9 million as of June 30, 2023 and December 31, 2022. The long-term portions of restructuring liabilities are classified within other long-term obligations on the Consolidated Balance Sheets and include severance accruals and facility exit costs.

Note 13:    Shareholders' Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock would be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at June 30, 2023 or December 31, 2022.

Stock Repurchase Authorization
Effective May 11, 2023, Itron's Board of Directors authorized a share repurchase up to $100 million of our common stock over an 18-month period (the 2023 Stock Repurchase Program). Repurchases will be made in the open market pursuant to the terms of any Rule 10b5-1 plans that we may enter into, and in accordance with applicable securities laws. The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. During the second quarter of 2023, we repurchased no shares of our common stock under the 2023 Stock Repurchase Program.

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

Accumulated Other Comprehensive Income (Loss) (AOCI)
The changes in the components of AOCI, net of tax, were as follows:

In thousands	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Benefit Obligation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2022	$(111,766)	$(210)	$(14,380)	$(21,742)	$(148,098)
OCI before reclassifications	(27,519)	—	—	4,189	(23,330)
Amounts reclassified from AOCI	55,436	—	—	287	55,723
Total other comprehensive income (loss)	27,917	—	—	4,476	32,393
Balances at June 30, 2022	$(83,849)	$(210)	$(14,380)	$(17,266)	$(115,705)

Balances at January 1, 2023	$(83,193)	$(210)	$(14,380)	$3,109	$(94,674)
OCI before reclassifications	9,165	—	—	—	9,165
Amounts reclassified from AOCI	—	—	—	(213)	(213)
Total other comprehensive income (loss)	9,165	—	—	(213)	8,952
Balances at June 30, 2023	$(74,028)	$(210)	$(14,380)	$2,896	$(85,722)

The before-tax, income tax (provision) benefit, and net-of-tax amounts related to each component of other comprehensive income (OCI) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2023	2022	2023	2022
Before-tax amount
Foreign currency translation adjustment	$2,033	$(20,687)	$9,260	$(27,537)
Foreign currency translation adjustment reclassified to net income (loss) on sale of business	—	—	—	55,436
Net unrealized gain (loss) on defined benefit plans	—	—	—	4,205
Net defined benefit plan (gain) loss reclassified to net income (loss)	(107)	214	(213)	288
Total other comprehensive income (loss), before tax	$1,926	$(20,473)	$9,047	$32,392

Tax (provision) benefit
Foreign currency translation adjustment	$(93)	$59	$(95)	$18
Foreign currency translation adjustment reclassified to net income (loss) on sale of business	—	—	—	—
Net unrealized gain (loss) on defined benefit plans	—	(7)	—	(16)
Net defined benefit plan (gain) loss reclassified to net income (loss)	—	(1)	—	(1)
Total other comprehensive income (loss) tax (provision) benefit	$(93)	$51	$(95)	$1

Net-of-tax amount
Foreign currency translation adjustment	$1,940	$(20,628)	$9,165	$(27,519)
Foreign currency translation adjustment reclassified to net income (loss) on sale of business	—	—	—	55,436
Net unrealized gain (loss) on defined benefit plans	—	(7)	—	4,189
Net defined benefit plan (gain) loss reclassified to net income (loss)	(107)	213	(213)	287
Total other comprehensive income (loss), net of tax	$1,833	$(20,422)	$8,952	$32,393

Note 14:    Fair Value of Financial Instruments

The fair values at June 30, 2023 and December 31, 2022 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	June 30, 2023		December 31, 2022
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit facility
Multicurrency revolving line of credit	$—	$—	$—	$—
Convertible notes	453,667	412,211	452,526	377,200

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

Revenues, gross profit, and operating income (loss) associated with our operating segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2023	2022	2023	2022
Product revenues
Device Solutions	$112,509	$103,433	$229,960	$241,319
Networked Solutions	330,668	241,592	612,138	490,860
Outcomes	21,626	14,873	39,029	27,529
Total Company	$464,803	$359,898	$881,127	$759,708

Service revenues
Device Solutions	$651	$1,377	$1,454	$3,056
Networked Solutions	30,262	27,870	62,260	57,422
Outcomes	45,354	42,737	90,847	87,027
Total Company	$76,267	$71,984	$154,561	$147,505

Total revenues
Device Solutions	$113,160	$104,810	$231,414	$244,375
Networked Solutions	360,930	269,462	674,398	548,282
Outcomes	66,980	57,610	129,876	114,556
Total Company	$541,070	$431,882	$1,035,688	$907,213

Gross profit
Device Solutions	$24,719	$13,878	$48,432	$35,684
Networked Solutions	121,873	89,909	227,649	181,260
Outcomes	27,355	22,318	54,234	44,385
Total Company	$173,947	$126,105	$330,315	$261,329

Operating income (loss)
Device Solutions	$14,084	$5,459	$28,162	$17,037
Networked Solutions	88,593	62,282	163,549	123,289
Outcomes	12,676	9,109	25,587	17,450
Corporate unallocated	(80,253)	(110,377)	(192,591)	(184,484)
Total Company	35,100	(33,527)	24,707	(26,708)
Total other income (expense)	(802)	(2,697)	(2,516)	(4,761)
Income (loss) before income taxes	$34,298	$(36,224)	$22,191	$(31,469)

For the three and six months ended June 30, 2023 and 2022, no single customer represented more than 10% of total company revenue.

Revenues by region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2023	2022	2023	2022
United States and Canada	$430,617	$311,831	$803,459	$629,724
Europe, Middle East, and Africa	85,676	96,921	184,420	226,227
Asia Pacific	24,777	23,130	47,809	51,262
Total Company	$541,070	$431,882	$1,035,688	$907,213

Depreciation expense is allocated to the operating segments based upon each segment's use of the assets. All amortization expense is recognized within Corporate unallocated. Depreciation and amortization of intangible assets expense associated with our operating segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2023	2022	2023	2022
Device Solutions	$3,229	$3,549	$6,491	$7,483
Networked Solutions	4,068	4,285	8,199	8,725
Outcomes	1,224	1,218	2,478	2,127
Corporate unallocated	5,384	7,362	11,200	14,916
Total Company	$13,905	$16,414	$28,368	$33,251

Note 16: Revenues

A summary of significant net changes in the contract assets and the contract liabilities balances during the period is as follows:

In thousands	Contract Liabilities, Less Contract Assets
Beginning balance, January 1, 2023	$75,958
Revenues recognized from beginning contract liability	(60,131)
Cumulative catch-up adjustments	5,048
Increases due to amounts collected or due	194,430
Revenues recognized from current period increases	(106,705)
Other	1,214
Ending balance, June 30, 2023	$109,814

On January 1, 2023, total contract assets were $57.0 million and total contract liabilities were $133.0 million. On June 30, 2023, total contract assets were $67.5 million and total contract liabilities were $177.3 million. The contract assets primarily relate to contracts that include a retention clause and allocations related to contracts with multiple performance obligations. The contract liabilities primarily relate to deferred revenue, such as extended warranty and maintenance cost. The cumulative catch-up adjustments relate to contract modifications, measure-of-progress changes, and changes in the estimate of the transaction price.

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

Total transaction price allocated to remaining performance obligations related to contracts is approximately $1.8 billion for the next 12 months and approximately $1.6 billion for periods longer than 12 months. The total remaining performance obligations consist of product and service components. The service component relates primarily to maintenance agreements for which customers pay a full year's maintenance in advance, and service revenues are generally recognized over the service period.

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

Refer to the Non-GAAP Measures section below on pages 41-44 for information about these non-GAAP measures and the detailed reconciliation of items that impacted non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income, non-GAAP diluted EPS, adjusted EBITDA, and free cash flow in the periods presented.

Total Company Highlights

Highlights and significant developments for the three months ended June 30, 2023 compared with the three months ended June 30, 2022
•Revenues were $541.1 million compared with $431.9 million in 2022, an increase of 25%
•Gross margin was 32.1%, compared with 29.2% in 2022
•Operating expenses decreased $20.8 million, or 13%, compared with 2022
•Net income attributable to Itron, Inc. was $24.2 million compared with net loss of $37.0 million in 2022
•GAAP diluted EPS increased by $1.35 to a diluted income per share of $0.53 in 2023
•Non-GAAP net income attributable to Itron, Inc. was $29.8 million compared with $3.1 million in 2022
•Non-GAAP diluted EPS was $0.65, an increase of $0.58 compared with 2022
•Adjusted EBITDA was $49.3 million compared with $17.5 million in 2022
•Total backlog was $4.5 billion and twelve-month backlog was $2.0 billion at June 30, 2023, compared with $4.1 billion and $1.7 billion at June 30, 2022

Highlights and significant developments for the six months ended June 30, 2023 compared with the six months ended June 30, 2022
•Revenues were $1.0 billion compared with $0.9 billion in 2022, an increase of $0.1 billion, or 14%
•Gross margin was 31.9% compared with 28.8% in 2022
•Operating expenses increased $17.6 million, or 6%, compared with 2022
•Net income attributable to Itron, Inc. was $12.4 million compared with net loss of $36.1 million in 2022
•GAAP diluted EPS increased by $1.07 to a diluted income per share of $0.27 in 2023
•Non-GAAP net income attributable to Itron, Inc. was $52.2 million compared with $8.3 million in 2022
•Non-GAAP diluted EPS was $1.14, an increase of $0.96 compared with 2022
•Adjusted EBITDA was $88.8 million compared with $36.4 million in 2022

Stock Repurchase Authorization
Effective May 11, 2023, the Board of Directors of Itron, Inc. (Itron) authorized a new share repurchase program of up to $100 million of Itron's common stock over an 18-month period. Repurchases will be made in the open market and pursuant to the terms of any Rule 10b5-1 plans that Itron may enter into, and in accordance with applicable securities laws. The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.

2023 Restructuring Projects
On February 23, 2023, the Board of Directors of Itron approved a restructuring plan (the 2023 Projects). The 2023 Projects include activities that continue the Company's efforts to optimize its global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects are to be substantially complete by early 2025. Itron estimates pre-tax restructuring charges of $44.7 million. Of the total estimated charge, approximately 95% will result in cash expenditures, and the remainder to non-cash impairment charges. The majority of the expense were recognized during the first quarter of 2023. Once the 2023 Projects are substantially completed, Itron estimates $14-17 million in annualized savings. Certain of Itron's employees are represented by unions or works councils, which requires consultation, and potential restructuring projects may be subject to regulatory approval, both of which could impact the timing of planned savings in certain jurisdictions.

Global Geopolitical and Economic Supply Chain Risk
Global economic impacts, such as the COVID-19 pandemic and the Ukraine conflict, may create disruption in customer demand and global supply chains, resulting in market volatility, which our management continues to monitor. In the aftermath of these types of events global supply chains struggle to keep pace with rapidly changing demand. While recently improving from 2022 levels, our ability to obtain adequate supply of semiconductor components has impacted our ability to service customer demand. Temporal imbalance in supply and demand creates business uncertainties that include costs and availability. Efforts continue with suppliers to increase supply, including the approval of alternate sources. Recently, inflation in our raw materials and component costs, freight charges, and labor costs have increased above historical levels, due to, among other things, the continuing impacts of the uncertain economic environment. We may or may not be able to fully recover these increased costs through pricing actions with our customers. Currently, we have not identified any significant decrease in long-term customer demand for our products and services. Certain of our customer projects have experienced delays in deliveries, with revenues originally forecasted in prior periods shifting to future periods. For more information on risks associated with the pandemic and supply chain challenges, please see our risk in Part I, Item 1A, Risk Factors in our 2022 Annual Report.

While we have limited direct business exposure in areas with current conflict, such as Russia, Belarus, and Ukraine, military actions globally and any resulting sanctions could adversely affect the global economy, as well as further disrupt the supply chain. A major disruption in the global economy and supply chain could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. The extent and duration of the military action, sanctions, and resulting market and/or supply disruptions are impossible to predict, but could be substantial, and our management continues to monitor these events closely.

Total Company GAAP and Non-GAAP Highlights and Endpoints Under Management:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands, except margin and per share data	2023	2022	% Change	2023	2022	% Change
GAAP
Revenues
Product revenues	$464,803	$359,898	29%	$881,127	$759,708	16%
Service revenues	76,267	71,984	6%	154,561	147,505	5%
Total revenues	541,070	431,882	25%	1,035,688	907,213	14%

Gross profit	173,947	126,105	38%	330,315	261,329	26%
Operating expenses	138,847	159,632	(13)%	305,608	288,037	6%
Operating income (loss)	35,100	(33,527)	NM	24,707	(26,708)	NM
Other income (expense)	(802)	(2,697)	(70)%	(2,516)	(4,761)	(47)%
Income tax provision	(9,195)	(641)	NM	(9,125)	(4,500)	NM
Net income (loss) attributable to Itron, Inc.	24,201	(36,967)	NM	12,365	(36,061)	NM

Non-GAAP(1)
Non-GAAP operating expenses	$132,595	$117,068	13%	$257,636	$243,003	6%
Non-GAAP operating income	41,352	9,037	358%	72,679	18,326	297%
Non-GAAP net income attributable to Itron, Inc.	29,824	3,133	852%	52,206	8,304	529%
Adjusted EBITDA	49,300	17,478	182%	88,768	36,372	144%

GAAP Margins and Earnings Per Share
Gross margin
Product gross margin	30.7%	26.3%		29.7%	26.3%
Service gross margin	41.2%	43.7%		44.5%	41.8%
Total gross margin	32.1%	29.2%		31.9%	28.8%

Operating margin	6.5%	(7.8)%		2.4%	(2.9)%
Net income (loss) per common share - Basic	$0.53	$(0.82)		$0.27	$(0.80)
Net income (loss) per common share - Diluted	$0.53	$(0.82)		$0.27	$(0.80)

Non-GAAP Earnings Per Share(1)
Non-GAAP diluted EPS	$0.65	$0.07		$1.14	$0.18
(1)These measures exclude certain expenses that we do not believe are indicative of our core operating results. See pages 41-44 for information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

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

A summary of our endpoints under management is as follows:

	As of June 30,
Units in thousands	2023	2022
Endpoints under management	94,458	85,390

Results of Operations

Revenues and Gross Margin

The actual results of and effects of changes in foreign currency exchange rates on revenues and gross profit were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended June 30,
In thousands	2023	2022
Total Company
Revenues	$541,070	$431,882	$256	$108,932	$109,188
Gross profit	173,947	126,105	318	47,524	47,842

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Six Months Ended June 30,
In thousands	2023	2022
Total Company
Revenues	$1,035,688	$907,213	$(8,475)	$136,950	$128,475
Gross profit	330,315	261,329	(1,827)	70,813	68,986

Revenues - Three months ended June 30, 2023 vs. Three months ended June 30, 2022
Total revenues increased $109.2 million, or 25%, in the current 2023 quarter, compared with the same period in 2022. Product revenues increased by $104.9 million, and service revenues increased $4.3 million. Device Solutions increased by $8.4 million; Networked Solutions increased by $91.5 million; and Outcomes increased by $9.4 million when compared with the same period last year. Changes in exchange rates had minimal impact on total company and operating segment revenues.

Revenues - Six months ended June 30, 2023 vs. Six Months Ended June 30, 2022
Total revenues increased $128.5 million, or 14%, compared with the same period in 2022. Product revenues increased by $121.4 million, and service revenues increased by $7.1 million. Device Solutions decreased by $13.0 million; Networked Solutions increased by $126.1 million; and Outcomes increased by $15.3 million when compared with the same period last year. Changes in exchange rates unfavorably impacted total revenues by $8.5 million, of which $4.9 million unfavorably impacted Device Solutions.

Gross Margin - Three months ended June 30, 2023 vs. Three months ended June 30, 2022
Gross margin in the 2023 period was 32.1%, compared with 29.2% in 2022. Product sales gross margin increased to 30.7% for the quarter in 2023, compared with 26.3% in 2022. Gross margin on service revenues decreased to 41.2% in 2023, compared with 43.7% in 2022.

Gross Margin - Six months ended June 30, 2023 vs. Six Months Ended June 30, 2022
Gross margin was 31.9%, compared with 28.8% in 2022. Product sales gross margin increased to 29.7%, compared with 26.3% in 2022, and gross margin on service revenues increased to 44.5%, compared with 41.8% in 2022.

Refer to Operating Segment Results section below for further detail on total company revenues and gross margin.

Operating Expenses

The actual results of and effects of changes in foreign currency exchange rates on operating expenses were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended June 30,
In thousands	2023	2022
Total Company
Sales, general and administrative	$79,079	$72,877	$284	$5,918	$6,202
Research and development	53,560	45,055	73	8,432	8,505
Amortization of intangible assets	4,722	6,485	7	(1,770)	(1,763)
Restructuring	874	(3,459)	(63)	4,396	4,333
Loss on sale of business	612	194	(2)	420	418
Goodwill impairment	—	38,480	281	(38,761)	(38,480)
Total operating expenses	$138,847	$159,632	$580	$(21,365)	$(20,785)

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Six Months Ended June 30,
In thousands	2023	2022
Total Company
Sales, general and administrative	$154,600	$149,278	$(696)	$6,018	$5,322
Research and development	103,125	94,651	(431)	8,905	8,474
Amortization of intangible assets	9,770	13,038	(74)	(3,194)	(3,268)
Restructuring	37,483	(9,825)	(57)	47,365	47,308
Loss on sale of business	630	2,415	2,515	(4,300)	(1,785)
Goodwill impairment	—	38,480	281	(38,761)	(38,480)
Total operating expenses	$305,608	$288,037	$1,538	$16,033	$17,571

Operating expenses decreased $20.8 million for the second quarter of 2023 as compared with the same period in 2022. This was primarily the result of $38.5 million in goodwill impairment recognized in 2022, partially offset by an increase of $8.5 million in research and development expenses and $6.2 million in sales, general and administrative expenses. The increase in research and development and sales, general and administrative expenses were primarily driven by increased labor costs, including variable compensation.

Operating expenses increased $17.6 million for the six months ended as compared with the same period in 2022. This was primarily the result of a $47.3 million increase in restructuring costs, of which $39.4 million was related to the 2023 Projects, as well an increase of $8.5 million in research and development expenses and a $5.3 million increase in sales, general and administrative expenses. The increase in research and development and sales, general and administrative expenses were primarily driven by increased labor costs, including variable compensation. The increase was partially offset by $38.5 million in goodwill impairment recognized in 2022 and a $3.3 million decrease in amortization. For additional details, refer to Item 1: Financial Statements (Unaudited), Note 12: Restructuring included in this Quarterly Report on Form 10-Q.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
In thousands	2023	2022		2023	2022
Interest income	$1,508	$349	NM	$3,326	$566	NM
Amortization of prepaid debt fees	(931)	(880)	6%	(1,820)	(1,720)	6%
Other interest expense	(1,046)	(780)	34%	(2,214)	(1,532)	45%
Interest expense	(1,977)	(1,660)	19%	(4,034)	(3,252)	24%
Other income (expense), net	(333)	(1,386)	(76)%	(1,808)	(2,075)	(13)%
Total other income (expense)	$(802)	$(2,697)	(70)%	$(2,516)	$(4,761)	(47)%

Total other income (expense) for the three and six months ended June 30, 2023 was a net expense of $0.8 million and $2.5 million, compared with net expense of $2.7 million and $4.8 million in the same period in 2022.

The lower net expense for the three months ended June 30, 2023, as compared with the same period in 2022, was primarily driven by the $1.2 million increase in interest income.

The lower net expense for the six months ended June 30, 2023, as compared with the same period in 2022, was primarily driven by the $2.8 million increase in interest income.

Income Tax Provision

For the three and six months ended June 30, 2023, our income tax benefit was $9.2 million and $9.1 million, compared with income tax expense of $0.6 million and $4.5 million for the same period in 2022. Our tax rate for the three and six months ended June 30, 2023 of 27% and 41%, differed from the federal statutory rate of 21% due to the impact of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, U.S. taxation of foreign earnings including GILTI (Global Intangible Low Taxed Income), net of Section 250 deduction, Subpart F income, an expense related to stock-based compensation, tax credits, and uncertain tax positions. Our tax rate for the three and six months ended June 30, 2022 of (2)% and (14)% differed from the federal statutory rate of 21% primarily due to the impact of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, GILTI (Global Intangible Low-Taxed Income) and Subpart F tax, net of Section 250 deduction (largely driven by research and development capitalization), discrete tax expense related to the Dresser divestiture, a discrete tax benefit due to goodwill impairment, an expense related to stock-based compensation, tax credits, and uncertain tax positions.

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

The Organization for Economic Cooperation and Development (OECD) Pillar 2 global minimum tax rules are intended to apply for tax years beginning in 2024. On February 1, 2023, the Financial Accounting Standards Board (FASB) staff noted that they believe that the Pillar 2 tax would be an alternative minimum tax and therefore deferred tax assets would not need to be recognized related to this parallel taxing system. On February 2, 2023, the OECD issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar 2 global minimum tax. Under a transitional safe harbor released July 17, 2023, the undertaxed profits rule (UTPR) top-up tax in the jurisdiction of a company's ultimate parent entity will be zero for each fiscal year of the transition period, if that jurisdiction has a corporate tax rate of at least 20%. The safe harbor transition period will apply to fiscal years beginning on or before Dec. 31, 2025 and ending before Dec. 31, 2026. The Company is closely monitoring developments and evaluating the impacts these new rules will have on our tax rate, including eligibility to qualify for these safe harbor rules.

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

Operating Segment Results

For a description of our operating segments, refer to Item 1: Financial Statements (Unaudited), Note 15: Segment Information included in this Quarterly Report on Form 10-Q. The following tables and discussion highlight significant changes in trends or components of each operating segment:

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands	2023	2022	% Change		2023	2022	% Change
Segment revenues
Device Solutions	$113,160	$104,810	8%		$231,414	$244,375	(5)%
Networked Solutions	360,930	269,462	34%		674,398	548,282	23%
Outcomes	66,980	57,610	16%		129,876	114,556	13%
Total revenues	$541,070	$431,882	25%		$1,035,688	$907,213	14%

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
In thousands	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment gross profit and margin
Device Solutions	$24,719	21.8%	$13,878	13.2%	$48,432	20.9%	$35,684	14.6%
Networked Solutions	121,873	33.8%	89,909	33.4%	227,649	33.8%	181,260	33.1%
Outcomes	27,355	40.8%	22,318	38.7%	54,234	41.8%	44,385	38.7%
Total gross profit and margin	$173,947	32.1%	$126,105	29.2%	$330,315	31.9%	$261,329	28.8%

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands	2023	2022	% Change		2023	2022	% Change
Segment operating expenses
Device Solutions	$10,635	$8,419	26%		$20,270	$18,647	9%
Networked Solutions	33,280	27,627	20%		64,100	57,971	11%
Outcomes	14,679	13,209	11%		28,647	26,935	6%
Corporate unallocated	80,253	110,377	(27)%		192,591	184,484	4%
Total operating expenses	$138,847	$159,632	(13)%		$305,608	$288,037	6%

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
In thousands	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment operating income (loss) and operating margin
Device Solutions	$14,084	12.4%	$5,459	5.2%	$28,162	12.2%	$17,037	7.0%
Networked Solutions	88,593	24.5%	62,282	23.1%	163,549	24.3%	123,289	22.5%
Outcomes	12,676	18.9%	9,109	15.8%	25,587	19.7%	17,450	15.2%
Corporate unallocated	(80,253)	NM	(110,377)	NM	(192,591)	NM	(184,484)	NM
Total operating income (loss) and operating margin	$35,100	6.5%	$(33,527)	(7.8)%	$24,707	2.4%	$(26,708)	(2.9)%

Device Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Device Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended June 30,
In thousands	2023	2022
Device Solutions Segment
Revenues	$113,160	$104,810	$1,157	$7,193	$8,350
Gross profit	24,719	13,878	196	10,645	10,841
Operating expenses	10,635	8,419	45	2,171	2,216

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Six Months Ended June 30,
In thousands	2023	2022
Device Solutions Segment
Revenues	$231,414	$244,375	$(4,857)	$(8,104)	$(12,961)
Gross profit	48,432	35,684	(607)	13,355	12,748
Operating expenses	20,270	18,647	(70)	1,693	1,623

Revenues - Three months ended June 30, 2023 vs. Three months ended June 30, 2022
Revenues increased $8.4 million, or 8%. Changes in foreign currency exchange rates favorably impacted revenues by $1.2 million. Revenues increased compared with the prior year due primarily to increased sales in Europe, Middle East, and Africa (EMEA).

Revenues - Six months ended June 30, 2023 vs. Six months ended June 30, 2022
Revenues decreased $13.0 million, or 5%. Changes in foreign currency exchange rates unfavorably impacted revenues by $4.9 million. Revenues decreased compared with the prior year due to the sale of certain products from our manufacturing and business operations in Europe and North America to Dresser during the first quarter of 2022 and the discontinuation of certain legacy products.

Gross Margin - Three months ended June 30, 2023 vs. Three months ended June 30, 2022
For the three months ended June 30, 2023, gross margin was 21.8%, compared with 13.2% for the same period in 2022. The 860 basis point increase over the prior year was primarily due to an improved product mix and operational efficiencies.

Gross Margin - Six months ended June 30, 2023 vs. Six months ended June 30, 2022
For the six months ended June 30, 2023, gross margin was 20.9%, compared with 14.6% for the same period in 2022. The 630 basis point increase over the prior year was primarily due to an improved product mix and operational efficiencies.

Operating Expenses - Three months ended June 30, 2023 vs. Three months ended June 30, 2022
Operating expenses increased $2.2 million, or 26%, compared with 2022. The increase was primarily due to higher product development expenses.

Operating Expenses - Six months ended June 30, 2023 vs. Six months ended June 30, 2022
Operating expenses increased $1.6 million, or 9%, for the first six months of 2023, compared with the same period in 2022. The increase was primarily due to higher product development expenses.

Networked Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Networked Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended June 30,
In thousands	2023	2022
Networked Solutions Segment
Revenues	$360,930	$269,462	$(751)	$92,219	$91,468
Gross profit	121,873	89,909	10	31,954	31,964
Operating expenses	33,280	27,627	(8)	5,661	5,653

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Six Months Ended June 30,
In thousands	2023	2022
Networked Solutions Segment
Revenues	$674,398	$548,282	$(2,371)	$128,487	$126,116
Gross profit	227,649	181,260	(754)	47,143	46,389
Operating expenses	64,100	57,971	(39)	6,168	6,129

Revenues - Three months ended June 30, 2023 vs. Three months ended June 30, 2022
Revenues increased $91.5 million, or 34%, in 2023 compared with 2022. The increase was primarily from product revenues due to the ramp of new deployments and improving component supply enabling our ability to fulfill more customer demand.

Revenues - Six months ended June 30, 2023 vs. Six months ended June 30, 2022
Revenues increased $126.1 million, or 23%, for the first six months of 2023 compared with the same period in 2022. The increase was primarily from product revenues due to the ramp of new deployments and improving component supply enabling our ability to fulfill more customer demand.

Gross Margin - Three months ended June 30, 2023 vs. Three months ended June 30, 2022
Gross margin was 33.8% for the period ending June 30, 2023, compared with 33.4% in 2022. The 40 basis point increase was primarily related to favorable product and solutions mix and improved operational efficiencies.

Gross Margin - Six months ended June 30, 2023 vs. Six months ended June 30, 2022
Gross margin was 33.8% for the 2023 period, compared with 33.1% in 2022. The 70 basis point increase was primarily related to favorable product and solutions mix and improved operational efficiencies.

Operating Expenses - Three months ended June 30, 2023 vs. Three months ended June 30, 2022
Operating expenses increased $5.7 million, or 20%, for the quarter in 2023, compared with the same period in 2022. The increase was primarily related to higher product development expenses.

Operating Expenses - Six months ended June 30, 2023 vs. Six months ended June 30, 2022
Operating expenses increased $6.1 million, or 11%, for the first six months of 2023, compared with the same period in 2022. The increase was primarily related to higher product development expenses.

Outcomes

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Outcomes segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended June 30,
In thousands	2023	2022
Outcomes Segment
Revenues	$66,980	$57,610	$(151)	$9,521	$9,370
Gross profit	27,355	22,318	112	4,925	5,037
Operating expenses	14,679	13,209	(3)	1,473	1,470

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Six Months Ended June 30,
In thousands	2023	2022
Outcomes Segment
Revenues	$129,876	$114,556	$(1,247)	$16,567	$15,320
Gross profit	54,234	44,385	(466)	10,315	9,849
Operating expenses	28,647	26,935	(21)	1,733	1,712

Revenues - Three months ended June 30, 2023 vs. Three months ended June 30, 2022
For the 2023 period, revenues increased $9.4 million, or 16%, compared with the 2022 period. This increase was driven by software license, hardware sales, and recurring services.

Revenues - Six months ended June 30, 2023 vs. Six months ended June 30, 2022
Revenues increased $15.3 million, or 13%, for the first six months of 2023, compared with 2022. This increase was driven by software license, hardware sales, and recurring services.

Gross Margin - Three months ended June 30, 2023 vs. Three months ended June 30, 2022
Gross margin increased to 40.8% for the second quarter of 2023, compared with 38.7% for the same period last year. The 210 basis point increase was driven by software license sales, favorable managed services mix, and other cost efficiencies.

Gross Margin - Six months ended June 30, 2023 vs. Six months ended June 30, 2022
Gross margin increased to 41.8% for the period ending in 2023, compared with 38.7% for last year. The 310 basis point increase was driven by software license sales, favorable managed services mix, and other cost efficiencies.

Operating Expenses - Three months ended June 30, 2023 vs. Three months ended June 30, 2022
Operating expenses for the 2023 period increased $1.5 million, or 11%, compared with the same period last year. This was primarily related to increased research and development expenses.

Operating Expenses - Six months ended June 30, 2023 vs. Six months ended June 30, 2022
Operating expenses for the first six months of 2023 increased $1.7 million, or 6%, compared with the same period last year. This was primarily related to increased research and development expenses.

Corporate Unallocated

Corporate Unallocated Expenses - Three months ended June 30, 2023 vs. Three months ended June 30, 2022
Operating expenses not directly associated with an operating segment are classified as Corporate unallocated. These expenses decreased $30.1 million, or (27)%, for the three months ended June 30, 2023 compared with the same period in 2022. This decrease was primarily the result of $38.5 million in goodwill impairment recognized in 2022, partially offset by a $4.3 million increase in sales, general and administrative expenses and a $4.3 million increase in restructuring costs. The increase in sales, general and administrative expenses was primarily driven by increased labor costs, including variable compensation.

Corporate Unallocated Expenses - Six months ended June 30, 2023 vs. Six months ended June 30, 2022
For the first six months of 2023, Corporate unallocated expenses increased $8.1 million, or 4%, compared with the 2022 period. This was primarily the result of a $47.3 million increase in restructuring costs, of which $39.4 million was related to the 2023 Projects, as well as a $3.5 million increase in sales, general and administrative expenses. The increase in sales, general and administrative expenses was primarily driven by increased labor costs, including variable compensation. The increase was offset by $38.5 million in goodwill impairment recognized in 2022 and a $3.3 million decrease in amortization.

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

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
In millions
June 30, 2023	$475	$4,493	$2,008
March 31, 2023	428	4,558	1,897
December 31, 2022	898	4,619	2,052
September 30, 2022	578	4,201	1,612
June 30, 2022	612	4,063	1,746

Financial Condition

Cash Flow Information

	Six Months Ended June 30,
In thousands	2023	2022
Net cash provided by operating activities	$42,989	$22,656
Net cash provided by (used in) investing activities	(13,220)	47,015
Net cash provided by (used in) financing activities	770	(20,076)
Effect of foreign exchange rate changes on cash and cash equivalents	241	(3,674)
Increase in cash and cash equivalents	$30,780	$45,921

Cash and cash equivalents were $232.8 million at June 30, 2023, compared with $202.0 million at December 31, 2022. The $30.8 million increase in cash and cash equivalents in the 2023 period was primarily the result of cash provided by operations partially offset by cash used for variable compensation payouts and acquisition of property, plant, and equipment.

Operating activities
Cash provided by operating activities during the six months in 2023 was $43.0 million compared with $22.7 million during the same period in 2022. The increase was primarily due to increased earnings and lower variable compensation payouts in 2023, partially offset by an increase in working capital.

Investing activities
Cash provided by investing activities during the six months in 2023 was $60.2 million lower than in 2022. This decrease of cash was primarily the result of proceeds from the sale of certain Gas product lines from our Device Solutions manufacturing and business operations in Europe and North America to Dresser of $55.9 million in 2022, and an increase in cash used to purchase property, plant, and equipment of $1.8 million in 2023.

Financing activities
Net cash provided in financing activities during the six months in 2023 was $0.8 million, compared with net cash used of $20.1 million for the same period in 2022. The increase is due primarily to the repurchase of common stock in 2022 of $17.0 million.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations at June 30, 2023 was an increase of $0.2 million, compared with a decrease of $3.7 million for the same period in 2022. Our foreign currency exposure relates to non-U.S. dollar denominated balances in our international subsidiary operations.

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

	Six Months Ended June 30,
In thousands	2023	2022
Net cash provided by operating activities	$42,989	$22,656
Acquisitions of property, plant, and equipment	(12,498)	(10,663)
Free cash flow	$30,491	$11,993

Free cash flow fluctuated primarily as a result of changes in cash provided by operating activities. See the cash flow discussion of operating activities above.

Off-balance sheet arrangements

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at June 30, 2023 and December 31, 2022 that we believe could reasonably likely have a current or future effect on our financial condition, results of operations, or cash flows.

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

Borrowings
We initially entered into our credit facility on January 5, 2018 (together with the subsequent six amendments, the "2018 credit facility"). The 2018 credit facility provides a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million standby letter of credit sub-facility and a $50 million swingline sub-facility. At June 30, 2023, no amount was outstanding under the 2018 credit facility, and $61.6 million was utilized by outstanding standby letters of credit, resulting in $438.4 million available for borrowing or standby letters of credit under the revolver. At June 30, 2023, $238.4 million was available for additional standby letters of credit under the letter of credit sub-facility, and no amounts were outstanding under the swingline sub-facility. Amounts borrowed under the revolver may be repaid and reborrowed until the revolver's maturity on October 18, 2024, at which time all outstanding loans together with all accrued and unpaid interest must be repaid.

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

Restructuring
On September 17, 2020, our Board of Directors approved a restructuring plan (the 2020 Projects). The 2020 Projects include activities that continue our efforts to optimize global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects are scheduled to be substantially complete by the end of 2023, with an estimated $4 million in cash payments remaining as of June 30, 2023 with cash outflows expected through 2025.

On October 29, 2021, our Board of Directors approved a restructuring plan (the 2021 Projects), which in conjunction with the announcement of the sale of certain Gas product lines from our Device Solutions manufacturing and business operations in Europe and North America to Dresser, includes activities to drive reductions in certain locations and functional support areas. These projects are expected to be substantially complete by the end of 2024, with an estimated $32 million in cash payments remaining as of June 30, 2023 with cash outflows expected through 2025.

On February 23, 2023, our Board of Directors approved a restructuring plan (the 2023 Projects). The 2023 Projects include activities that continue Itron's efforts to optimize its global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects are to be substantially complete by early 2025, with an estimated $43 million in cash payments remaining as of June 30, 2023 with cash outflows expected through 2027.

For the six months ended June 30, 2023, we paid out a net $6.6 million related to all our restructuring projects. As of June 30, 2023, $73.7 million was accrued for these restructuring projects, of which $16.1 million is expected to be paid within the next 12 months.

For further details regarding our restructuring activities, refer to Item 1: Financial Statements (Unaudited), Note 12: Restructuring included in this Quarterly Report on Form 10-Q.

Stock Repurchase Authorization
Effective May 11, 2023, Itron's Board of Directors authorized a share repurchase up to $100 million of our common stock over an 18-month period (the 2023 Stock Repurchase Program). Repurchases will be made in the open market pursuant to the terms of any Rule 10b5-1 plans that we may enter into, and in accordance with applicable securities laws. The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.

During the second quarter of 2023, we repurchased no shares of our common stock under the 2023 Stock Repurchase Program.

Other Liquidity Considerations
We have tax credits and net operating loss carryforwards in various jurisdictions that are available to reduce cash taxes. However, utilization of tax credits and net operating losses are limited in certain jurisdictions. Based on current projections, we expect to pay, net of refunds, approximately $19 million in U.S federal taxes, $11 million in state taxes, and $16 million in local and foreign taxes during 2023. For a discussion of our tax provision and unrecognized tax benefits, see Item 1: Financial Statements (Unaudited), Note 10: Income Taxes included in this Quarterly Report on Form 10-Q.

As of June 30, 2023, we are under examination by certain tax authorities. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

As of June 30, 2023, there was $47.1 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. As a result of recent changes in U.S. tax legislation, any repatriation in the future would not result in U.S. federal income tax. Accordingly, there is no provision for U.S. deferred taxes on this cash. If this cash were repatriated to fund U.S. operations, additional withholding tax costs may be incurred. Tax is only one of the many factors that we consider in the management of global cash. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

In one of our consolidated international subsidiaries we have a joint venture partner, who is a minority shareholder. Although this entity is not wholly-owned by Itron, Inc., we consolidate the subsidiary because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entity, which is attributable to the minority shareholders. At June 30, 2023, $8.5 million of our consolidated cash balance was held in this joint venture entity. As a result, the minority shareholder of this entity has rights to its proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from this entity.

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

We use these non-GAAP financial measures for financial and operational decision making and/or as a means for determining executive compensation. Management believes that these non-GAAP financial measures provide meaningful supplemental information regarding our performance and ability to service debt by excluding certain expenses that may not be indicative of our recurring core operating results. These non-GAAP financial measures facilitate management's internal comparisons to our historical performance, as well as comparisons to our competitors' operating results. Our executive compensation plans exclude non-cash charges related to amortization of intangibles and certain discrete cash and non-cash charges, such as restructuring, loss on sale of business, strategic initiative expenses, goodwill impairment, or acquisition and integration related expenses. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. We believe these non-GAAP financial measures are useful to investors because they provide greater transparency with respect to key metrics used by management in its financial and operational decision making and because they are used by our institutional investors and the analyst community to analyze the health of our business.

Non-GAAP operating expenses and non-GAAP operating income – We define non-GAAP operating expenses as operating expenses excluding certain expenses related to the amortization of intangible assets, restructuring, loss on sale of business, strategic initiative expenses, goodwill impairment, and acquisition and integration. We define non-GAAP operating income as operating income (loss) excluding the expenses related to the amortization of intangible assets, restructuring, loss on sale of business, strategic initiative expenses, goodwill impairment, and acquisition and integration. Acquisition and integration related expenses include costs, which are incurred to affect and integrate business combinations, such as professional fees, certain employee retention and salaries related to integration, severances, contract terminations, travel costs related to knowledge transfer, system conversion costs, and asset impairment charges. We consider these non-GAAP financial measures to be useful metrics for management and investors because they exclude the effect of expenses that are not related to our core operating results. By excluding these expenses, we believe that it is easier for management and investors to compare our financial results over multiple periods and analyze trends in our operations. For example, in certain periods, expenses related to amortization of intangible assets may decrease, which would improve GAAP operating margins, yet the improvement in GAAP operating margins due to this lower expense is not necessarily reflective of an improvement in our core business. There are some limitations related to the use of non-GAAP operating expenses and non-GAAP operating income versus operating expenses and operating income calculated in accordance with GAAP. We compensate for these limitations by providing specific information about the GAAP amounts excluded from non-GAAP operating expense and non-GAAP operating income and evaluating non-GAAP operating expense and non-GAAP operating income together with GAAP operating expense and operating income.

Non-GAAP net income and non-GAAP diluted EPS – We define non-GAAP net income as net income (loss) attributable to Itron, Inc. excluding the expenses associated with amortization of intangible assets, amortization of debt placement fees, restructuring, loss on sale of business, strategic initiative expenses, goodwill impairment, acquisition and integration, and the tax effect of excluding these expenses. We define non-GAAP diluted EPS as non-GAAP net income divided by diluted weighted-average shares outstanding during the period calculated on a GAAP basis and then reduced to reflect the anti-dilutive impact of the convertible note hedge transactions entered into in connection with the 0% convertible notes due 2026 issued in March 2021. We consider these financial measures to be useful metrics for management and investors for the same reasons that we use non-GAAP operating income. The same limitations described above regarding our use of non-GAAP operating income apply to our use of non-GAAP net income and non-GAAP diluted EPS. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from these non-GAAP measures and evaluating non-GAAP net income and non-GAAP diluted EPS together with GAAP net income attributable to Itron, Inc. and GAAP diluted EPS.

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

Adjusted EBITDA – We define adjusted EBITDA as net income (loss) (a) minus interest income, (b) plus interest expense, depreciation and amortization, restructuring, loss on sale of business, strategic initiative expenses, goodwill impairment, acquisition and integration, and (c) excluding income tax provision or benefit. Management uses adjusted EBITDA as a performance measure for executive compensation. A limitation to using adjusted EBITDA is that it does not represent the total increase or decrease in the cash balance for the period and the measure includes some non-cash items and excludes other non-cash items. Additionally, the items that we exclude in our calculation of adjusted EBITDA may differ from the items that our peer companies exclude when they report their results. We compensate for these limitations by providing a reconciliation of this measure to GAAP net income (loss).

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

TOTAL COMPANY RECONCILIATIONS	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2023	2022	2023	2022
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$138,847	$159,632	$305,608	$288,037
Amortization of intangible assets	(4,722)	(6,485)	(9,770)	(13,038)
Restructuring	(874)	3,459	(37,483)	9,825
Loss on sale of business	(612)	(194)	(630)	(2,415)
Strategic initiative	—	(710)	—	(710)
Goodwill impairment	—	(38,480)	—	(38,480)
Acquisition and integration	(44)	(154)	(89)	(216)
Non-GAAP operating expenses	$132,595	$117,068	$257,636	$243,003

NON-GAAP OPERATING INCOME
GAAP operating income (loss)	$35,100	$(33,527)	$24,707	$(26,708)
Amortization of intangible assets	4,722	6,485	9,770	13,038
Restructuring	874	(3,459)	37,483	(9,825)
Loss on sale of business	612	194	630	2,415
Strategic initiative	—	710	—	710
Goodwill impairment	—	38,480	—	38,480
Acquisition and integration	44	154	89	216
Non-GAAP operating income	$41,352	$9,037	$72,679	$18,326

NON-GAAP NET INCOME & DILUTED EPS
GAAP net income (loss) attributable to Itron, Inc.	$24,201	$(36,967)	$12,365	$(36,061)
Amortization of intangible assets	4,722	6,485	9,770	13,038
Amortization of debt placement fees	887	836	1,732	1,632
Restructuring	874	(3,459)	37,483	(9,825)
Loss on sale of business	612	194	630	2,415
Strategic initiative	—	710	—	710
Goodwill impairment	—	38,480	—	38,480
Acquisition and integration	44	154	89	216
Income tax effect of non-GAAP adjustments	(1,516)	(3,300)	(9,863)	(2,301)
Non-GAAP net income attributable to Itron, Inc.	$29,824	$3,133	$52,206	$8,304

Non-GAAP diluted EPS	$0.65	$0.07	$1.14	$0.18

Non-GAAP weighted average common shares outstanding - Diluted	45,781	45,228	45,677	45,234

TOTAL COMPANY RECONCILIATIONS	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2023	2022	2023	2022
ADJUSTED EBITDA
GAAP net income (loss) attributable to Itron, Inc.	$24,201	$(36,967)	$12,365	$(36,061)
Interest income	(1,508)	(349)	(3,326)	(566)
Interest expense	1,977	1,660	4,034	3,252
Income tax provision	9,195	641	9,125	4,500
Depreciation and amortization	13,905	16,414	28,368	33,251
Restructuring	874	(3,459)	37,483	(9,825)
Loss on sale of business	612	194	630	2,415
Strategic initiative	—	710	—	710
Goodwill impairment	—	38,480	—	38,480
Acquisition and integration	44	154	89	216
Adjusted EBITDA	$49,300	$17,478	$88,768	$36,372

FREE CASH FLOW
Net cash provided by operating activities	$41,560	$15,065	$42,989	$22,656
Acquisitions of property, plant, and equipment	(5,596)	(5,294)	(12,498)	(10,663)
Free Cash Flow	$35,964	$9,771	$30,491	$11,993

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

Interest Rate Risk
We may be exposed to interest rate risk through our variable rate debt instruments, namely the multicurrency revolving line of credit. At June 30, 2023, we had no outstanding variable rate debt.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future if we were to have variable rate debt outstanding.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. Revenues denominated in functional currencies other than the U.S. dollar were 24% and 25% of total revenues for the three and six months ended June 30, 2023 compared with 30% and 33% for the same respective period in 2022. These transactions expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of June 30, 2023, a total of 35 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar and various other currencies, with notional amounts ranging from $97,000 to $41.8 million.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:    Controls and Procedures

Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2023, the Company's disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal controls over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable.

(b)Not applicable.

(c)Issuer Repurchase of Equity Securities.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				In thousands
April 1, 2023 through April 30, 2023	—	$—	—	$75,000
May 1, 2023 through May 31, 2023	—	—	—	100,000
June 1, 2023 through June 30, 2023	—	—	—	100,000
Total	—		—

(1)Effective May 11, 2023, Itron's Board of Directors authorized a share repurchase program of up to $100 million of Itron's common stock over an 18-month period.
(2)Excludes commissions.

Item 5:    Other Information

(a)No information was required to be disclosed in a report on Form 8-K during the second quarter of 2023 that was not reported.

The information below relates to the timing requirements for shareholder proposals and nominations for the election of directors to be brought at the 2024 annual meeting, which updates the information provided under the same heading in the section titled "Shareholder Proposals for the 2024 Annual Meeting" in the Company's proxy statement filed with the SEC on March 21, 2023.

Requirements for Shareholder Proposals and Nominations to be Brought Before the Annual Meeting

For reference, the Company's 2023 Annual Meeting was held on May 11, 2023, and the Company expects the 2024 annual meeting to be held on May 9, 2024.

Shareholders who wish to submit nominations for the election of directors or proposals that will not be included in our proxy materials must do so in accordance with the advance notice provisions and other applicable requirements set forth in our Amended and Restated Bylaws. Our Amended and Restated Bylaws provide that the notice of proposals to be considered at our annual meeting must be received by Itron at least 90 days and not more than 120 days prior to the anniversary date of the prior year's annual meeting. Accordingly, shareholders who intend to present proposals at the 2024 annual meeting that will not be included in our proxy materials must provide to our Corporate Secretary written notice of the business they wish to propose not later than February 11, 2024 and no sooner than January 12, 2024.

Additionally, our Amended and Restated Bylaws provide that the notice of nominations for election of directors must be received at least 90 days and not more than 120 days prior to the date of our annual meeting (or if less than 60 days' notice or prior public disclosure of the date of such annual meeting is given or made to the shareholders, not later than the tenth day following the day on which notice of the date of the annual meeting was mailed or public disclosure was made). Based on the expected date of the 2024 annual meeting, shareholders who intend to present notice of nominations for election of directors at the 2024 annual meeting that will not be included in our proxy materials must provide to our Corporate Secretary written notice of the business they wish to propose not later than February 9, 2024 and no sooner than January 10, 2024.

Our timely receipt of a proposal or nomination by a qualified shareholder will not guarantee inclusion in our proxy materials or presentation at the 2024 annual meeting. We reserve the right to reject, rule out of order, or take other appropriate action with respect to any proposal or nomination that does not comply with all applicable requirements of the SEC's proxy rules, state law, and our Amended and Restated Bylaws.

Shareholders who intend to solicit proxies in reliance on the SEC's universal proxy rule for director nominees submitted under the advance notice requirements of our Amended and Restated Bylaws must comply with the additional requirements of Rule 14a-19(b).

Shareholder proposals should be directed to the attention of our Corporate Secretary, Itron, Inc., 2111 N. Molter Road, Liberty Lake, Washington 99019.

(b)Not applicable.

Item 6:    Exhibits

Exhibit Number	Description of Exhibits
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Itron, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITRON, INC.

August 3, 2023	By:	/s/ JOAN S. HOOPER
Date		Joan S. Hooper
Senior Vice President and Chief Financial Officer