Form 10-Q
period 2023-09-30
ITRON, INC.
filed 2023-11-02
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2023, there were outstanding 45,492,770 shares of the registrant's common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1:    Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2023	2022	2023	2022
Revenues
Product revenues	$480,355	$347,791	$1,361,482	$1,107,499
Service revenues	80,417	73,069	234,978	220,574
Total revenues	560,772	420,860	1,596,460	1,328,073
Cost of revenues
Product cost of revenues	332,035	258,541	951,666	818,639
Service cost of revenues	41,534	42,257	127,276	128,043
Total cost of revenues	373,569	300,798	1,078,942	946,682
Gross profit	187,203	120,062	517,518	381,391

Operating expenses
Sales, general and administrative	76,576	63,446	231,176	212,724
Research and development	51,644	43,820	154,769	138,471
Amortization of intangible assets	4,663	6,413	14,433	19,451
Restructuring	(615)	(1,272)	36,868	(11,097)
Loss on sale of business	45	767	675	3,182
Goodwill impairment	—	—	—	38,480
Total operating expenses	132,313	113,174	437,921	401,211

Operating income (loss)	54,890	6,888	79,597	(19,820)
Other income (expense)
Interest income	2,642	801	5,968	1,367
Interest expense	(2,445)	(1,679)	(6,479)	(4,931)
Other income (expense), net	646	(1,065)	(1,162)	(3,140)
Total other income (expense)	843	(1,943)	(1,673)	(6,704)

Income (loss) before income taxes	55,733	4,945	77,924	(26,524)
Income tax provision	(15,388)	(473)	(24,513)	(4,973)
Net income (loss)	40,345	4,472	53,411	(31,497)
Net income attributable to noncontrolling interests	173	355	874	447
Net income (loss) attributable to Itron, Inc.	$40,172	$4,117	$52,537	$(31,944)

Net income (loss) per common share - Basic	$0.88	$0.09	$1.16	$(0.71)
Net income (loss) per common share - Diluted	$0.87	$0.09	$1.15	$(0.71)

Weighted average common shares outstanding - Basic	45,462	45,139	45,393	45,075
Weighted average common shares outstanding - Diluted	45,950	45,330	45,768	45,075
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2023	2022	2023	2022
Net income (loss)	$40,345	$4,472	$53,411	$(31,497)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(15,009)	(28,197)	(5,844)	(55,716)
Foreign currency translation adjustment reclassified to net income (loss) on sale of business	—	1,885	—	57,321
Pension benefit obligation adjustment	(109)	196	(322)	4,672
Total other comprehensive income (loss), net of tax	(15,118)	(26,116)	(6,166)	6,277

Total comprehensive income (loss), net of tax	25,227	(21,644)	47,245	(25,220)

Comprehensive income (loss) attributable to noncontrolling interests, net of tax	173	355	874	447
Comprehensive income (loss) attributable to Itron, Inc.	$25,054	$(21,999)	$46,371	$(25,667)
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

In thousands	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$254,771	$202,007
Accounts receivable, net	318,104	280,435
Inventories	276,099	228,701
Other current assets	160,768	118,441
Total current assets	1,009,742	829,584

Property, plant, and equipment, net	129,714	140,123
Deferred tax assets, net	209,153	211,982
Other long-term assets	35,348	39,901
Operating lease right-of-use assets, net	41,285	52,826
Intangible assets, net	50,408	64,941
Goodwill	1,035,761	1,038,721
Total assets	$2,511,411	$2,378,078

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$224,308	$237,178
Other current liabilities	54,508	42,869
Wages and benefits payable	106,941	89,431
Taxes payable	17,407	15,324
Current portion of warranty	16,221	18,203
Unearned revenue	136,539	95,567
Total current liabilities	555,924	498,572

Long-term debt, net	454,247	452,526
Long-term warranty	7,262	7,495
Pension benefit obligation	58,079	57,839
Deferred tax liabilities, net	823	833
Operating lease liabilities	33,024	44,370
Other long-term obligations	144,322	124,887
Total liabilities	1,253,681	1,186,522

Equity
Preferred stock, no par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75,000 shares authorized, 45,474 and 45,186 shares issued and outstanding	1,811,365	1,788,479
Accumulated other comprehensive loss, net	(100,840)	(94,674)
Accumulated deficit	(472,795)	(525,332)
Total Itron, Inc. shareholders' equity	1,237,730	1,168,473
Noncontrolling interests	20,000	23,083
Total equity	1,257,730	1,191,556
Total liabilities and equity	$2,511,411	$2,378,078
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2023	45,186	$1,788,479	$(94,674)	$(525,332)	$1,168,473	$23,083	$1,191,556
Net loss				(11,836)	(11,836)	(201)	(12,037)
Other comprehensive income (loss), net of tax			7,119		7,119		7,119
Distributions to noncontrolling interests						(21)	(21)
Net stock issued and repurchased	219	607			607		607
Stock-based compensation expense		6,919			6,919		6,919
Balances at March 31, 2023	45,405	1,796,005	(87,555)	(537,168)	1,171,282	22,861	1,194,143
Net income				24,201	24,201	902	25,103
Other comprehensive income (loss), net of tax			1,833		1,833		1,833
Net stock issued and repurchased	43	1,033			1,033		1,033
Stock-based compensation expense		6,775			6,775		6,775
Balances at June 30, 2023	45,448	1,803,813	(85,722)	(512,967)	1,205,124	23,763	1,228,887
Net income				40,172	40,172	173	40,345
Other comprehensive income (loss), net of tax			(15,118)		(15,118)		(15,118)
Distributions to noncontrolling interests						(3,936)	(3,936)
Net stock issued and repurchased	26	715			715		715
Stock-based compensation expense		6,837			6,837		6,837
Balances at September 30, 2023	45,474	$1,811,365	$(100,840)	$(472,795)	$1,237,730	$20,000	$1,257,730

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2022	45,152	$1,779,775	$(148,098)	$(515,600)	$1,116,077	$26,682	$1,142,759
Net income (loss)				906	906	(10)	896
Other comprehensive income (loss), net of tax			52,815		52,815		52,815
Net stock issued and repurchased	165	784			784		784
Stock-based compensation expense		6,127			6,127		6,127
Stock repurchased program	(280)	(16,629)			(16,629)		(16,629)
Balances at March 31, 2022	45,037	1,770,057	(95,283)	(514,694)	1,160,080	26,672	1,186,752
Net income (loss)				(36,967)	(36,967)	102	(36,865)
Other comprehensive income (loss), net of tax			(20,422)		(20,422)		(20,422)
Distributions to noncontrolling interests						(3,784)	(3,784)
Net stock issued and repurchased	33	1,014			1,014		1,014
Stock-based compensation expense		6,405			6,405		6,405
Balances at June 30, 2022	45,070	1,777,476	(115,705)	(551,661)	1,110,110	22,990	1,133,100
Net income				4,117	4,117	355	4,472
Other comprehensive income (loss), net of tax			(26,116)		(26,116)		(26,116)
Net stock issued and repurchased	84	833			833		833
Stock-based compensation expense		4,884			4,884		4,884
Balances at September 30, 2022	45,154	$1,783,193	$(141,821)	$(547,544)	$1,093,828	$23,345	$1,117,173
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
In thousands	2023	2022
Operating activities
Net income (loss)	$53,411	$(31,497)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangible assets	42,013	50,612
Non-cash operating lease expense	12,197	12,250
Stock-based compensation	20,531	17,416
Amortization of prepaid debt fees	2,761	2,610
Deferred taxes, net	1,938	(6,428)
Loss on sale of business	675	3,182
Goodwill impairment	—	38,480
Restructuring, non-cash	910	(879)
Other adjustments, net	(318)	2,148
Changes in operating assets and liabilities, net of acquisition and sale of business:
Accounts receivable	(37,832)	12,270
Inventories	(48,280)	(48,377)
Other current assets	(43,240)	(15,907)
Other long-term assets	3,392	(7,897)
Accounts payable, other current liabilities, and taxes payable	220	55,032
Wages and benefits payable	17,361	(30,877)
Unearned revenue	38,619	32,151
Warranty	(2,177)	(5,031)
Restructuring	23,966	(34,410)
Other operating, net	(9,071)	(7,318)
Net cash provided by operating activities	77,076	37,530

Investing activities
Net proceeds (payments) related to the sale of business	(772)	55,933
Acquisitions of property, plant, and equipment	(18,304)	(14,886)
Business acquisitions, net of cash and cash equivalents acquired	—	23
Other investing, net	73	2,424
Net cash provided by (used in) investing activities	(19,003)	43,494

Financing activities
Issuance of common stock	2,366	2,631
Repurchase of common stock	—	(16,972)
Prepaid debt fees	(517)	(697)
Other financing, net	(4,488)	(4,358)
Net cash used in financing activities	(2,639)	(19,396)

Effect of foreign exchange rate changes on cash and cash equivalents	(2,670)	(8,794)
Increase in cash and cash equivalents	52,764	52,834
Cash and cash equivalents at beginning of period	202,007	162,579
Cash and cash equivalents at end of period	$254,771	$215,413

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$29,031	$9,954
Interest	1,578	1,409
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms "we", "us", "our", "Itron", and the "Company" refer to Itron, Inc. and its subsidiaries.

Note 1:    Summary of Significant Accounting Policies

Financial Statement Preparation
The consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2023 and 2022, Consolidated Statements of Equity for the three months ended September 30, 2023 and 2022, June 30, 2023 and 2022 and March 31, 2023 and 2022, the Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, and the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the full year or for any other period.

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

Risks and Uncertainties
Global economic impacts, such as the COVID-19 pandemic and the various ongoing conflicts around the globe, may create disruption in customer demand and global supply chains, resulting in market volatility, which our management continues to monitor. In the aftermath of these types of events global supply chains, including labor, struggle to keep pace with rapidly changing demand. While recently improving from 2022 levels, our ability to obtain adequate supply of semiconductor components has impacted our ability to service customer demand. Temporal imbalance in supply and demand creates business uncertainties that include costs and availability. Efforts continue with suppliers to increase supply, including the approval of alternate sources. Recently, inflation in our raw materials and component costs, freight charges, and labor costs have increased above historical levels, due to, among other things, the continuing impacts of the uncertain economic environment. We may or may not be able to fully recover these increased costs through pricing actions with our customers. Currently, we have not identified any significant decrease in long-term customer demand for our products and services. Certain of our customer projects have experienced delays in deliveries, with revenues originally forecasted in prior periods shifting to future periods.

While we have limited direct business exposure in areas with current conflict, such as Russia, Belarus, Ukraine, and Israel, military actions globally and any resulting sanctions could adversely affect the global economy, as well as further disrupt the supply chain. A major disruption in the global economy and supply chain could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. The extent and duration of the military action, sanctions, and resulting market and/or supply disruptions are impossible to predict, but could be substantial, and our management continues to monitor these events closely.

Reclassification
In the Consolidated Statements of Cash Flows, the following reclassifications have been made to prior year amounts to conform to current year presentation of restructuring liabilities:

	Nine Months Ended September 30, 2022
In thousands	As Previously Reported	Adjustments	As Reclassified
Changes in operating assets and liabilities, net of acquisitions and sale of business:
Accounts payable, other current liabilities, and taxes payable	$42,550	$12,482	$55,032
Restructuring	—	(34,410)	(34,410)
Other operating, net	(29,246)	21,928	(7,318)

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

Note 2:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2023	2022	2023	2022
Net income (loss) available to common shareholders	$40,172	$4,117	$52,537	$(31,944)

Weighted average common shares outstanding - Basic	45,462	45,139	45,393	45,075
Dilutive effect of stock-based awards	488	191	375	—
Dilutive effect of convertible notes	—	—	—	—
Weighted average common shares outstanding - Diluted	45,950	45,330	45,768	45,075
Net income (loss) per common share - Basic	$0.88	$0.09	$1.16	$(0.71)
Net income (loss) per common share - Diluted	$0.87	$0.09	$1.15	$(0.71)

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase our common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise and the future compensation cost associated with the stock award. Approximately 0.2 million and 0.3 million stock-based awards were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2023 because they were anti-dilutive. Approximately 0.4 million and 0.7 million stock-based awards were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2022 because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Convertible Notes and Warrants
For our convertible notes issued in March 2021, the dilutive effect is calculated using the if-converted method. We are required, pursuant to the indenture governing our convertible notes, to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the convertible notes were converted. The average closing prices of our common stock for the quarter ended September 30, 2023 were used as the basis for determining the dilutive effect on EPS. The quarterly average closing prices for our common stock did not exceed the conversion price of $126.00, and therefore all associated shares were anti-dilutive.

In conjunction with the issuance of the convertible notes, we sold warrants to purchase 3.7 million shares of Itron common stock. The warrants have a strike price of $180.00 per share. For calculating the dilutive effect of the warrants, we use the treasury stock method. With this method, we assume exercise of the warrants at the beginning of the period, or at time of issuance if later, and the issuance of common stock upon exercise. Proceeds from the exercise of the warrants are assumed to be used to repurchase shares of our stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be exercised with the warrants less the number of shares repurchased, are included in diluted weighted average common shares outstanding. For periods where the warrants strike price of $180.00 per share is greater than the average share price of Itron stock for the period, the warrants would be anti-dilutive. For the three and nine months ended September 30, 2023, the quarterly average closing prices of our common stock did not exceed the warrant strike price and therefore 3.7 million shares were considered anti-dilutive.

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

Note 3:    Certain Balance Sheet Components

A summary of accounts receivable from contracts with customers is as follows:

Accounts receivable, net
In thousands	September 30, 2023	December 31, 2022
Trade receivables (net of allowance of $4,643 and $4,863)	$289,637	$249,771
Unbilled receivables	28,467	30,664
Total accounts receivable, net	$318,104	$280,435

Allowance for credit losses account activity	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2023	2022	2023	2022
Beginning balance	$4,694	$5,630	$4,863	$5,730
Provision for (release of) doubtful accounts, net	76	(1,062)	37	(544)
Accounts written-off, net	(60)	(214)	(304)	(458)
Effect of change in exchange rates	(67)	152	47	(222)
Ending balance	$4,643	$4,506	$4,643	$4,506

Inventories
In thousands	September 30, 2023	December 31, 2022
Raw materials	$216,316	$182,118
Work in process	12,606	8,386
Finished goods	47,177	38,197
Total inventories	$276,099	$228,701

Property, plant, and equipment, net
In thousands	September 30, 2023	December 31, 2022
Machinery and equipment	$312,529	$306,699
Computers and software	123,198	119,670
Buildings, furniture, and improvements	129,755	130,301
Land	8,513	8,566
Construction in progress, including purchased equipment	20,634	19,403
Total cost	594,629	584,639
Accumulated depreciation	(464,915)	(444,516)
Property, plant, and equipment, net	$129,714	$140,123

Depreciation expense	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2023	2022	2023	2022
Depreciation expense	$8,982	$10,948	$27,580	$31,161

Note 4:    Intangible Assets and Liabilities

The gross carrying amount and accumulated amortization (accretion) of our intangible assets and liabilities, other than goodwill, were as follows:

	September 30, 2023			December 31, 2022
In thousands	Gross	Accumulated (Amortization) Accretion	Net	Gross	Accumulated (Amortization) Accretion	Net
Intangible Assets
Core-developed technology	$497,988	$(494,989)	$2,999	$498,601	$(492,782)	$5,819
Customer contracts and relationships	320,995	(275,508)	45,487	322,360	(265,503)	56,857
Trademarks and trade names	71,903	(70,099)	1,804	72,156	(70,101)	2,055
Other	12,017	(11,899)	118	12,017	(11,807)	210
Total intangible assets	$902,903	$(852,495)	$50,408	$905,134	$(840,193)	$64,941

Intangible Liabilities
Customer contracts and relationships	$(23,900)	$23,900	$—	$(23,900)	$23,900	$—

A summary of intangible assets and liabilities activity is as follows:

	Nine Months Ended September 30,
In thousands	2023	2022
Intangible assets, gross beginning balance	$905,134	$928,422
Effect of change in exchange rates	(2,231)	(47,113)
Intangible assets, gross ending balance	$902,903	$881,309

Intangible liabilities, gross beginning balance	$(23,900)	$(23,900)
Effect of change in exchange rates	—	—
Intangible liabilities, gross ending balance	$(23,900)	$(23,900)

Assumed intangible liabilities reflect the present value of the projected cash outflows for an existing contract where remaining costs are expected to exceed projected revenues.

Estimated future annual amortization is as follows:

Year Ending December 31,	Estimated Annual Amortization
In thousands
2023 (amount remaining at September 30, 2023)	$4,496
2024	14,986
2025	14,267
2026	10,287
2027	5,628
Thereafter	744
Total intangible assets subject to amortization	$50,408

Note 5:    Goodwill

The following table reflects changes in the carrying amount of goodwill for the nine months ended September 30, 2023:

In thousands	Device Solutions	Networked Solutions	Outcomes	Total Company
Goodwill balance at January 1, 2023	$—	$899,887	$138,834	$1,038,721
Effect of change in exchange rates	—	(2,568)	(392)	(2,960)
Goodwill balance at September 30, 2023	$—	$897,319	$138,442	$1,035,761

Note 6:    Debt

The components of our borrowings were as follows:

In thousands	September 30, 2023	December 31, 2022
Credit facility
Multicurrency revolving line of credit	$—	$—
Convertible notes	460,000	460,000
Total debt	460,000	460,000
Less: unamortized prepaid debt fees - convertible notes	5,753	7,474
Long-term debt, net	$454,247	$452,526

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

The 2018 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2018 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries. This includes a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2018 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2018 credit facility includes debt covenants, which contain certain financial thresholds and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the 2018 credit facility at September 30, 2023.

Under the 2018 credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total net leverage ratio as defined in the credit agreement. The applicable rates per annum may be based on either: (1) the LIBOR rate or EURIBOR rate (subject to a floor of 0%), plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 0.50%, or (iii) one-month LIBOR plus

1.00%. The cessation of LIBOR occurred in June 2023. On November 23, 2022, we amended the 2018 credit facility to replace the LIBOR rate with the Term Secured Overnight Financing Rate (SOFR) as the base interest rate. On February 21, 2023, we entered into a sixth amendment to the 2018 credit facility. This amendment modified provisions to allow for the addback for debt covenant calculations of non-recurring cash expenses related to restructuring charges incurred during the quarter ended March 31, 2023. Subsequent to quarter end on October 13, 2023, we entered into a seventh amendment to extend the maturity date to October 18, 2026. However, that date may be advanced to December 14, 2025 if Itron does not settle or extend a sufficient portion of outstanding convertible notes detailed in the amendment. In addition, the amendment revises the interest cost, as follows:

Total Net Leverage Ratio	Interest Cost	Commitment Fee
Greater than 4.00	SOFR + 250 bps	40 bps
3.51 to 4.00	SOFR + 225 bps	35 bps
2.51 to 3.50	SOFR + 200 bps	30 bps
Less than or equal to 2.50	SOFR + 175 bps	25 bps

At September 30, 2023, there were no outstanding loan balances under the credit facility, and $61.6 million was utilized by outstanding standby letters of credit, resulting in $438.4 million available for additional borrowings or standby letters of credit within the revolver. At September 30, 2023, $238.4 million was available for additional standby letters of credit under the letter of credit sub-facility, and no amounts were outstanding under the swingline sub-facility.

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

Debt Maturities
The amount of required minimum principal payments on our long-term debt in aggregate over the next five years is as follows:

Year Ending December 31,	Minimum Payments
In thousands
2023 (amount remaining at September 30, 2023)	$—
2024	—
2025	—
2026	460,000
2027	—
Thereafter	—
Total minimum payments on debt	$460,000

Note 7:    Derivative Financial Instruments

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currencies. Refer to Note 13: Shareholders' Equity and Note 14: Fair Value of Financial Instruments for additional disclosures on our derivative instruments.

Derivatives Not Designated as Hedging Relationships
We are exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of September 30, 2023, a total of 40 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar, and various other currencies, with notional amounts ranging from $109,000 to $42.3 million.

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

Amounts recognized on the Consolidated Balance Sheets consist of:

In thousands	September 30, 2023	December 31, 2022
Assets
Plan assets in other long-term assets	$149	$162

Liabilities
Current portion of pension benefit obligation in wages and benefits payable	$4,083	$3,400
Long-term portion of pension benefit obligation	58,079	57,839
Pension benefit obligation, net	$62,013	$61,077

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

Net periodic pension benefit cost for our plans includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2023	2022	2023	2022
Service cost	$605	$739	$1,845	$2,241
Interest cost	720	403	2,153	1,269
Expected return on plan assets	(88)	(75)	(264)	(238)
Amortization of prior service costs	15	17	45	53
Amortization of actuarial net loss	(122)	187	(365)	618
Net periodic benefit cost	$1,130	$1,271	$3,414	$3,943

The components of net periodic benefit cost, other than the service cost component, are included in total other income (expense) on the Consolidated Statements of Operations.

Note 9:    Stock-Based Compensation

We grant stock-based compensation awards, including restricted stock units, phantom stock, and unrestricted stock units, under the Second Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan). Prior to December 31, 2020, stock options were also granted as part of the stock-based compensation awards. In the Stock Incentive Plan, we have 12,123,538 shares of common stock authorized for issuance subject to stock splits, dividends, and other similar events, and at September 30, 2023, 3,396,555 shares were available for grant. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied. These shares are subject to a fungible share provision such that the authorized share available for grant is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

We also award phantom stock units, which are settled in cash upon vesting and accounted for as liability-based awards, with no impact to the shares available for grant.

In addition, we maintain the Employee Stock Purchase Plan (ESPP), for which 534,418 shares of common stock were available for future issuance at September 30, 2023. In May 2023, the shareholders authorized, via a proxy approval, the reallocation of 500,000 reserved shares from the shares available for grant in the Stock Incentive Plan to the ESPP.

ESPP activity and stock-based grants other than stock options and restricted stock units were not significant for the three and nine months ended September 30, 2023 and 2022.

Stock-Based Compensation Expense
Total stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2023	2022	2023	2022
Stock options	$18	$236	$98	$798
Restricted stock units	6,581	4,430	19,680	15,883
Unrestricted stock awards	238	218	753	735
Phantom stock units	1,190	(176)	3,114	596
Total stock-based compensation	$8,027	$4,708	$23,645	$18,012

Related tax benefit	$1,686	$1,195	$5,059	$4,264

Stock Options
A summary of our stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	In thousands		Years	In thousands
Outstanding, January 1, 2022	393	$61.18	5.9	$4,737
Granted	—	—			$—
Exercised	—	—		—
Forfeited	(2)	87.27
Canceled	(8)	78.76
Outstanding, September 30, 2022	383	$60.69	5.1	$729

Outstanding, January 1, 2023	381	$60.63	4.8	$1,892
Granted	—	—			$—
Exercised	(6)	56.83		88
Forfeited	—	—
Canceled	—	—
Outstanding, September 30, 2023	375	$60.69	4.1	$3,316

Exercisable, September 30, 2023	375	$60.64	4.1	$3,316

At September 30, 2023, all stock-based compensation expense related to nonvested stock options has been recognized.

Restricted Stock Units
The following table summarizes restricted stock unit activity:

In thousands, except fair value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, January 1, 2022	430
Granted	371	$53.32
Released (1)	(220)		$11,441
Forfeited	(62)
Outstanding, September 30, 2022	519

Outstanding, January 1, 2023	528	$66.39
Granted	459	56.62
Released (1)	(235)	71.83	$739
Forfeited	(25)	62.32
Outstanding, September 30, 2023	727	58.81

Vested but not released, September 30, 2023	15		$887
(1)    Shares released is presented as gross shares and does not reflect shares withheld by us for employee payroll tax obligations.

At September 30, 2023, total unrecognized compensation expense on restricted stock units was $37.5 million, which is expected to be recognized over a weighted average period of approximately 1.8 years.

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

Our tax rate for the three and nine months ended September 30, 2023 of 28% and 31%, respectively, differed from the federal statutory rate of 21% due to the impact of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, U.S. taxation of foreign earnings including GILTI (Global Intangible Low Taxed Income) tax, net of Section 250 deduction (largely driven by research and development capitalization), Subpart F income, an expense related to stock-based compensation, tax credits, and uncertain tax positions.

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

The Organization for Economic Cooperation and Development (OECD) Pillar 2 global minimum tax rules are intended to apply for tax years beginning in 2024. On February 1, 2023, the FASB staff noted that they believe that the Pillar 2 tax would be an alternative minimum tax and therefore deferred tax assets would not need to be recognized related to this parallel taxing system. On February 2, 2023, the OECD issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar 2 global minimum tax. Under an additional transitional safe harbor released July 17, 2023, the undertaxed profits rule (UTPR) top-up tax will not be applied by any constituent entity's jurisdiction of residence with respect to income earned by a company's ultimate parent entity in its jurisdiction of residence, if the ultimate parent entity's jurisdiction has a corporate tax rate of at least 20%. This transition safe harbor will apply to fiscal years beginning on or before December 31, 2025 and ending before December 31, 2026. The Company is closely monitoring developments and evaluating the impacts these new rules will have on our tax rate, including eligibility to qualify for these safe harbor rules. Based upon preliminary calculations for calendar year 2024, the Company anticipates it will meet the safe harbors in most jurisdictions, and any remaining top-up tax should be immaterial.

We classify interest expense and penalties related to unrecognized tax liabilities and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense amounts recognized were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2023	2022	2023	2022
Net interest and penalties expense	$592	$373	$1,398	$989

Accrued interest and penalties recognized were as follows:

In thousands	September 30, 2023	December 31, 2022
Accrued interest	$8,970	$7,575
Accrued penalties	452	567

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate were as follows:

In thousands	September 30, 2023	December 31, 2022
Unrecognized tax benefits related to uncertain tax positions	$126,529	$130,144
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	126,522	130,137

At September 30, 2023, we are under examination by certain tax authorities. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or cash flows.

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

Our available lines of credit, outstanding standby LOCs, and bonds were as follows:

In thousands	September 30, 2023	December 31, 2022
Credit facility
Multicurrency revolving line of credit	$500,000	$500,000
Standby LOCs issued and outstanding	(61,635)	(55,990)
Net available for additional borrowings under the multicurrency revolving line of credit	$438,365	$444,010

Net available for additional standby LOCs under sub-facility	$238,365	$244,010

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$82,287	$81,781
Standby LOCs issued and outstanding	(19,908)	(22,530)
Short-term borrowings	—	—
Net available for additional borrowings and LOCs	$62,379	$59,251

Unsecured surety bonds in force	$271,160	$285,754

In the event any such standby LOC or bond were called, we would be obligated to reimburse the issuer of the standby LOC or bond; however, as of November 2, 2023, we do not believe any outstanding standby LOCs or bonds will be called.

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

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2023	2022	2023	2022
Beginning balance	$25,486	$28,709	$25,698	$32,022
New product warranties	1,647	1,166	5,094	3,600
Other adjustments and expirations, net	(1,343)	(1,092)	(1,309)	(1,157)
Claims activity	(2,005)	(2,299)	(5,935)	(7,071)
Effect of change in exchange rates	(302)	(1,026)	(65)	(1,936)
Ending balance	23,483	25,458	23,483	25,458
Less: current portion of warranty	16,221	17,943	16,221	17,943
Long-term warranty	$7,262	$7,515	$7,262	$7,515

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to insurance and supplier recoveries, other changes and adjustments to warranties, and customer claims. Warranty expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2023	2022	2023	2022
Total warranty expense	$304	$74	$3,785	$2,443

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

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2023 Projects were as follows:

In thousands	Total Expected Costs at September 30, 2023	Costs Recognized in Prior Periods	Costs Recognized During the Nine Months Ended September 30, 2023	Expected Remaining Costs to be Recognized at September 30, 2023
Employee severance costs	$38,004	$—	$38,004	$—
Asset impairments & net loss (gain) on sale or disposal	1,130	—	1,130	—
Other restructuring costs	6,508	—	2,073	4,435
Total	$45,642	$—	$41,207	$4,435

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

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2021 Projects were as follows:

In thousands	Total Expected Costs at September 30, 2023	Costs Recognized in Prior Periods	Adjustments Recognized During the Nine Months Ended September 30, 2023	Expected Remaining Costs to be Recognized at September 30, 2023
Employee severance costs	$34,794	$38,359	$(3,565)	$—
Asset impairments & net loss (gain) on sale or disposal	8,379	8,599	(220)	—
Other restructuring costs	5,496	3,084	362	2,050
Total	$48,669	$50,042	$(3,423)	$2,050

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

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2020 Projects were as follows:

In thousands	Total Expected Costs at September 30, 2023	Costs Recognized in Prior Periods	Adjustments Recognized During the Nine Months Ended September 30, 2023	Expected Remaining Costs to be Recognized at September 30, 2023
Employee severance costs	$18,735	$20,382	$(1,647)	$—
Asset impairments & net loss (gain) on sale or disposal	6,465	6,465	—	—
Other restructuring costs	8,272	7,341	731	200
Total	$33,472	$34,188	$(916)	$200

The following table summarizes the activity within the restructuring related balance sheet accounts for the 2023 Projects, the 2021 Projects, and the 2020 Projects during the nine months ended September 30, 2023:

In thousands	Accrued Employee Severance	Asset Impairments & Net Loss (Gain) on Sale or Disposal	Other Accrued Costs	Total
Beginning balance, January 1, 2023	$39,558	$—	$2,886	$42,444
Costs charged to expense	32,792	910	3,166	36,868
Cash payments	(8,440)	(27)	(2,999)	(11,466)
Cash receipts	—	12	—	12
Net assets disposed and impaired	—	(895)	—	(895)
Effect of change in exchange rates	(533)	—	—	(533)
Ending balance, September 30, 2023	$63,377	$—	$3,053	$66,430

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

The current portions of restructuring liabilities were $15.7 million and $14.5 million as of September 30, 2023 and December 31, 2022 and are classified within other current liabilities on the Consolidated Balance Sheets. The long-term portions of restructuring liabilities were $50.7 million and $27.9 million as of September 30, 2023 and December 31, 2022. The long-term portions of restructuring liabilities are classified within other long-term obligations on the Consolidated Balance Sheets and include severance accruals and facility exit costs.

Note 13:    Shareholders' Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock would be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at September 30, 2023 or December 31, 2022.

Stock Repurchase Authorization
Effective May 11, 2023, Itron's Board of Directors authorized a share repurchase up to $100 million of our common stock over an 18-month period (the 2023 Stock Repurchase Program). Repurchases will be made in the open market pursuant to the terms of any Rule 10b5-1 plans that we may enter into, and in accordance with applicable securities laws. The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. There have been no repurchases under the 2023 Stock Repurchase Program through November 2, 2023.

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

Accumulated Other Comprehensive Income (Loss) (AOCI)
The changes in the components of AOCI, net of tax, were as follows:

In thousands	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Benefit Obligation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2022	$(111,766)	$(210)	$(14,380)	$(21,742)	$(148,098)
OCI before reclassifications	(55,716)	—	—	4,183	(51,533)
Amounts reclassified from AOCI	57,321	—	—	489	57,810
Total other comprehensive income (loss)	1,605	—	—	4,672	6,277
Balances at September 30, 2022	$(110,161)	$(210)	$(14,380)	$(17,070)	$(141,821)

Balances at January 1, 2023	$(83,193)	$(210)	$(14,380)	$3,109	$(94,674)
OCI before reclassifications	(5,844)	—	—	—	(5,844)
Amounts reclassified from AOCI	—	—	—	(322)	(322)
Total other comprehensive income (loss)	(5,844)	—	—	(322)	(6,166)
Balances at September 30, 2023	$(89,037)	$(210)	$(14,380)	$2,787	$(100,840)

The before-tax, income tax (provision) benefit, and net-of-tax amounts related to each component of other comprehensive income (OCI) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2023	2022	2023	2022
Before-tax amount
Foreign currency translation adjustment	$(15,094)	$(28,380)	$(5,834)	$(55,917)
Foreign currency translation adjustment reclassified to net income (loss) on sale of business	—	1,885	—	57,321
Net unrealized gain (loss) on defined benefit plans	—	—	—	4,205
Net defined benefit plan (gain) loss reclassified to net income (loss)	(107)	204	(320)	492
Total other comprehensive income (loss), before tax	$(15,201)	$(26,291)	$(6,154)	$6,101

Tax (provision) benefit
Foreign currency translation adjustment	$85	$183	$(10)	$201
Foreign currency translation adjustment reclassified to net income (loss) on sale of business	—	—	—	—
Net unrealized gain (loss) on defined benefit plans	—	(6)	—	(22)
Net defined benefit plan (gain) loss reclassified to net income (loss)	(2)	(2)	(2)	(3)
Total other comprehensive income (loss) tax (provision) benefit	$83	$175	$(12)	$176

Net-of-tax amount
Foreign currency translation adjustment	$(15,009)	$(28,197)	$(5,844)	$(55,716)
Foreign currency translation adjustment reclassified to net income (loss) on sale of business	—	1,885	—	57,321
Net unrealized gain (loss) on defined benefit plans	—	(6)	—	4,183
Net defined benefit plan (gain) loss reclassified to net income (loss)	(109)	202	(322)	489
Total other comprehensive income (loss), net of tax	$(15,118)	$(26,116)	$(6,166)	$6,277

Note 14:    Fair Value of Financial Instruments

The fair values at September 30, 2023 and December 31, 2022 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	September 30, 2023		December 31, 2022
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit facility
Multicurrency revolving line of credit	$—	$—	$—	$—
Convertible notes	454,247	396,621	452,526	377,200

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

Revenues, gross profit, and operating income (loss) associated with our operating segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2023	2022	2023	2022
Product revenues
Device Solutions	$110,138	$92,893	$340,098	$334,212
Networked Solutions	352,771	240,498	964,909	731,358
Outcomes	17,446	14,400	56,475	41,929
Total Company	$480,355	$347,791	$1,361,482	$1,107,499

Service revenues
Device Solutions	$631	$1,110	$2,085	$4,166
Networked Solutions	32,200	29,374	94,460	86,796
Outcomes	47,586	42,585	138,433	129,612
Total Company	$80,417	$73,069	$234,978	$220,574

Total revenues
Device Solutions	$110,769	$94,003	$342,183	$338,378
Networked Solutions	384,971	269,872	1,059,369	818,154
Outcomes	65,032	56,985	194,908	171,541
Total Company	$560,772	$420,860	$1,596,460	$1,328,073

Gross profit
Device Solutions	$26,919	$14,805	$75,351	$50,489
Networked Solutions	135,203	81,895	362,852	263,155
Outcomes	25,081	23,362	79,315	67,747
Total Company	$187,203	$120,062	$517,518	$381,391

Operating income (loss)
Device Solutions	$17,675	$7,066	$45,837	$24,103
Networked Solutions	102,503	54,640	266,052	177,929
Outcomes	10,280	11,339	35,867	28,789
Corporate unallocated	(75,568)	(66,157)	(268,159)	(250,641)
Total Company	54,890	6,888	79,597	(19,820)
Total other income (expense)	843	(1,943)	(1,673)	(6,704)
Income (loss) before income taxes	$55,733	$4,945	$77,924	$(26,524)

For the three and nine months ended September 30, 2023 and 2022, no single customer represented more than 10% of total company revenue.

Revenues by region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2023	2022	2023	2022
United States and Canada	$452,583	$317,960	$1,256,042	$947,684
Europe, Middle East, and Africa	81,394	80,735	265,814	306,962
Asia Pacific	26,795	22,165	74,604	73,427
Total Company	$560,772	$420,860	$1,596,460	$1,328,073

Depreciation expense is allocated to the operating segments based upon each segment's use of the assets. All amortization expense is recognized within Corporate unallocated. Depreciation and amortization of intangible assets expense associated with our operating segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2023	2022	2023	2022
Device Solutions	$2,976	$3,566	$9,467	$11,049
Networked Solutions	4,074	4,401	12,273	13,126
Outcomes	1,270	2,057	3,748	4,184
Corporate unallocated	5,325	7,337	16,525	22,253
Total Company	$13,645	$17,361	$42,013	$50,612

Note 16: Revenues

A summary of significant net changes in the contract assets and the contract liabilities balances during the period is as follows:

In thousands	Contract Liabilities, Less Contract Assets
Beginning balance, January 1, 2023	$75,958
Revenues recognized from beginning contract liability	(61,425)
Cumulative catch-up adjustments	7,304
Increases due to amounts collected or due	265,717
Revenues recognized from current period increases	(193,353)
Other	585
Ending balance, September 30, 2023	$94,786

On January 1, 2023, total contract assets were $57.0 million and total contract liabilities were $133.0 million. On September 30, 2023, total contract assets were $78.6 million and total contract liabilities were $173.4 million. The contract assets primarily relate to contracts that include a retention clause and allocations related to contracts with multiple performance obligations. The contract liabilities primarily relate to deferred revenue, such as extended warranty and maintenance cost. The cumulative catch-up adjustments relate to contract modifications, measure-of-progress changes, and changes in the estimate of the transaction price.

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

Total transaction price allocated to remaining performance obligations related to contracts is approximately $1.9 billion for the next 12 months and approximately $1.5 billion for periods longer than 12 months. The total remaining performance obligations consist of product and service components. The service component relates primarily to maintenance agreements for which customers pay a full year's maintenance in advance, and service revenues are generally recognized over the service period. Total transaction price allocated to remaining performance obligations also includes our extended warranty contracts, for which revenue is recognized over the warranty period, and hardware, which is recognized as units are delivered. The estimate of when remaining performance obligations will be recognized requires significant judgment.

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

Refer to the Non-GAAP Measures section below on pages 42-45 for information about these non-GAAP measures and the detailed reconciliation of items that impacted non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income, non-GAAP diluted EPS, adjusted EBITDA, and free cash flow in the periods presented.

Total Company Highlights

Highlights and significant developments for the three months ended September 30, 2023 compared with the three months ended September 30, 2022
•Revenues were $560.8 million compared with $420.9 million in 2022, an increase of 33%
•Gross margin was 33.4%, compared with 28.5% in 2022
•Operating expenses increased $19.1 million, or 17%, compared with 2022
•Net income attributable to Itron, Inc. was $40.2 million compared with net income of $4.1 million in 2022
•GAAP diluted EPS increased by $0.78 to a diluted income per share of $0.87 in 2023
•Non-GAAP net income attributable to Itron, Inc. was $44.9 million compared with $10.5 million in 2022
•Non-GAAP diluted EPS was $0.98, an increase of $0.75 compared with 2022
•Adjusted EBITDA was $68.5 million compared with $24.3 million in 2022
•Total backlog was $4.3 billion and twelve-month backlog was $2.0 billion at September 30, 2023, compared with $4.2 billion and $1.6 billion at September 30, 2022

Highlights and significant developments for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022
•Revenues were $1.6 billion compared with $1.3 billion in 2022, an increase of $0.3 billion, or 20%
•Gross margin was 32.4% compared with 28.7% in 2022
•Operating expenses increased $36.7 million, or 9%, compared with 2022
•Net income attributable to Itron, Inc. was $52.5 million compared with net loss of $31.9 million in 2022
•GAAP diluted EPS increased by $1.86 to a diluted income per share of $1.15 in 2023
•Non-GAAP net income attributable to Itron, Inc. was $97.1 million compared with $18.8 million in 2022
•Non-GAAP diluted EPS was $2.12, an increase of $1.70 compared with 2022
•Adjusted EBITDA was $157.2 million compared with $60.7 million in 2022

Credit Facility Amendment
Subsequent to quarter end, on October 13, 2023, Itron, Inc. (Itron) entered into a seventh amendment to extend the maturity date to October 18, 2026. However, that date may be advanced to December 14, 2025 if Itron does not settle or extend a sufficient portion of outstanding convertible notes detailed in the amendment. In addition, the amendment revises the interest cost, as follows:

Total Net Leverage Ratio	Interest Cost	Commitment Fee
Greater than 4.00	SOFR + 250 bps	40 bps
3.51 to 4.00	SOFR + 225 bps	35 bps
2.51 to 3.50	SOFR + 200 bps	30 bps
Less than or equal to 2.50	SOFR + 175 bps	25 bps

On February 21, 2023, we entered into a sixth amendment to the 2018 credit facility. This amendment modified provisions to allow for the addback for debt covenant calculations of non-recurring cash expenses related to restructuring charges incurred during the quarter ended March 31, 2023.

For additional details, refer to Item 1: Financial Statements (Unaudited), Note 6: Debt included in this Quarterly Report on Form 10-Q.

Stock Repurchase Authorization
Effective May 11, 2023, the Board of Directors of Itron authorized a new share repurchase program of up to $100 million of Itron's common stock over an 18-month period (the 2023 Stock Repurchase Program). Repurchases will be made in the open market and pursuant to the terms of any Rule 10b5-1 plans that Itron may enter into, and in accordance with applicable securities laws. The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. There have been no repurchases under the 2023 Stock Repurchase Program through November 2, 2023.

2023 Restructuring Projects
On February 23, 2023, the Board of Directors of Itron approved a restructuring plan (the 2023 Projects). The 2023 Projects include activities that continue the Company's efforts to optimize its global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects are to be substantially complete by early 2025. Itron estimates pre-tax restructuring charges of $45.6 million. Of the total estimated charge, approximately 95% will result in cash expenditures, and the remainder to non-cash impairment charges. The majority of the expense were recognized during the first quarter of 2023. Once the 2023 Projects are substantially completed, Itron estimates $14-17 million in annualized savings. Certain of Itron's employees are represented by unions or works councils, which requires consultation, and potential restructuring projects may be subject to regulatory approval, both of which could impact the timing of planned savings in certain jurisdictions.

Global Geopolitical and Economic Supply Chain Risk
Global economic impacts, such as the COVID-19 pandemic and the various ongoing conflicts around the globe, may create disruption in customer demand and global supply chains, resulting in market volatility, which our management continues to monitor. In the aftermath of these types of events global supply chains, including labor, struggle to keep pace with rapidly changing demand. While recently improving from 2022 levels, our ability to obtain adequate supply of semiconductor components has impacted our ability to service customer demand. Temporal imbalance in supply and demand creates business uncertainties that include costs and availability. Efforts continue with suppliers to increase supply, including the approval of alternate sources. Recently, inflation in our raw materials and component costs, freight charges, and labor costs have increased above historical levels, due to, among other things, the continuing impacts of the uncertain economic environment. We may or may not be able to fully recover these increased costs through pricing actions with our customers. Currently, we have not identified any significant decrease in long-term customer demand for our products and services. Certain of our customer projects have experienced delays in deliveries, with revenues originally forecasted in prior periods shifting to future periods. For more information on risks associated with the pandemic and supply chain challenges, please see our risk in Part I, Item 1A, Risk Factors in our 2022 Annual Report.

While we have limited direct business exposure in areas with current conflict, such as Russia, Belarus, Ukraine, and Israel, military actions globally and any resulting sanctions could adversely affect the global economy, as well as further disrupt the supply chain. A major disruption in the global economy and supply chain could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. The extent and duration of the military action, sanctions, and resulting market and/or supply disruptions are impossible to predict, but could be substantial, and our management continues to monitor these events closely.

Total Company GAAP and Non-GAAP Highlights and Endpoints Under Management:

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands, except margin and per share data	2023	2022	% Change	2023	2022	% Change
GAAP
Revenues
Product revenues	$480,355	$347,791	38%	$1,361,482	$1,107,499	23%
Service revenues	80,417	73,069	10%	234,978	220,574	7%
Total revenues	560,772	420,860	33%	1,596,460	1,328,073	20%

Gross profit	187,203	120,062	56%	517,518	381,391	36%
Operating expenses	132,313	113,174	17%	437,921	401,211	9%
Operating income (loss)	54,890	6,888	697%	79,597	(19,820)	NM
Other income (expense)	843	(1,943)	NM	(1,673)	(6,704)	(75)%
Income tax provision	(15,388)	(473)	NM	(24,513)	(4,973)	393%
Net income (loss) attributable to Itron, Inc.	40,172	4,117	876%	52,537	(31,944)	NM

Non-GAAP(1)
Non-GAAP operating expenses	$128,197	$105,262	22%	$385,833	$348,265	11%
Non-GAAP operating income	59,006	14,800	299%	131,685	33,126	298%
Non-GAAP net income attributable to Itron, Inc.	44,892	10,513	327%	97,098	18,817	416%
Adjusted EBITDA	68,461	24,328	181%	157,229	60,700	159%

GAAP Margins and Earnings Per Share
Gross margin
Product gross margin	30.9%	25.7%		30.1%	26.1%
Service gross margin	48.4%	42.2%		45.8%	42.0%
Total gross margin	33.4%	28.5%		32.4%	28.7%

Operating margin	9.8%	1.6%		5.0%	(1.5)%
Net income (loss) per common share - Basic	$0.88	$0.09		$1.16	$(0.71)
Net income (loss) per common share - Diluted	$0.87	$0.09		$1.15	$(0.71)

Non-GAAP Earnings Per Share(1)
Non-GAAP diluted EPS	$0.98	$0.23		$2.12	$0.42
(1)These measures exclude certain expenses that we do not believe are indicative of our core operating results. See pages 42-45 for information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

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

A summary of our endpoints under management is as follows:

	As of September 30,
Units in thousands	2023	2022
Endpoints under management	96,143	91,541

Results of Operations

Revenues and Gross Margin

The actual results of and effects of changes in foreign currency exchange rates on revenues and gross profit were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended September 30,
In thousands	2023	2022
Total Company
Revenues	$560,772	$420,860	$5,743	$134,169	$139,912
Gross profit	187,203	120,062	1,254	65,887	67,141

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Nine Months Ended September 30,
In thousands	2023	2022
Total Company
Revenues	$1,596,460	$1,328,073	$(2,732)	$271,119	$268,387
Gross profit	517,518	381,391	(573)	136,700	136,127

Revenues - Three months ended September 30, 2023 vs. Three months ended September 30, 2022
Total revenues increased $139.9 million, or 33%, in the current 2023 quarter, compared with the same period in 2022. Product revenues increased by $132.6 million, and service revenues increased $7.3 million. Device Solutions increased by $16.8 million; Networked Solutions increased by $115.1 million; and Outcomes increased by $8.0 million when compared with the same period last year. Changes in exchange rates favorably impacted total revenues by $5.7 million, of which $5.0 million favorably impacted Device Solutions.

Revenues - Nine months ended September 30, 2023 vs. Nine months ended September 30, 2022
Total revenues increased $268.4 million, or 20%, compared with the same period in 2022. Product revenues increased by $254.0 million, and service revenues increased by $14.4 million. Device Solutions increased by $3.8 million; Networked Solutions increased by $241.2 million; and Outcomes increased by $23.4 million when compared with the same period last year. Changes in exchange rates unfavorably impacted total revenues by $2.7 million, of which $2.2 million unfavorably impacted Networked Solutions.

Gross Margin - Three months ended September 30, 2023 vs. Three months ended September 30, 2022
Gross margin in the 2023 period was 33.4%, compared with 28.5% in 2022. Product sales gross margin increased to 30.9% for the quarter in 2023, compared with 25.7% in 2022. Gross margin on service revenues increased to 48.4% in 2023, compared with 42.2% in 2022.

Gross Margin - Nine months ended September 30, 2023 vs. Nine months ended September 30, 2022
Gross margin was 32.4%, compared with 28.7% in 2022. Product sales gross margin increased to 30.1%, compared with 26.1% in 2022, and gross margin on service revenues increased to 45.8%, compared with 42.0% in 2022.

Refer to Operating Segment Results section below for further detail on total company revenues and gross margin.

Operating Expenses

The actual results of and effects of changes in foreign currency exchange rates on operating expenses were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended September 30,
In thousands	2023	2022
Total Company
Sales, general and administrative	$76,576	$63,446	$1,211	$11,919	$13,130
Research and development	51,644	43,820	488	7,336	7,824
Amortization of intangible assets	4,663	6,413	81	(1,831)	(1,750)
Restructuring	(615)	(1,272)	(80)	737	657
Loss on sale of business	45	767	(20)	(702)	(722)
Total operating expenses	$132,313	$113,174	$1,680	$17,459	$19,139

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Nine Months Ended September 30,
In thousands	2023	2022
Total Company
Sales, general and administrative	$231,176	$212,724	$515	$17,937	$18,452
Research and development	154,769	138,471	57	16,241	16,298
Amortization of intangible assets	14,433	19,451	7	(5,025)	(5,018)
Restructuring	36,868	(11,097)	(137)	48,102	47,965
Loss on sale of business	675	3,182	2,495	(5,002)	(2,507)
Goodwill impairment	—	38,480	281	(38,761)	(38,480)
Total operating expenses	$437,921	$401,211	$3,218	$33,492	$36,710

Operating expenses increased $19.1 million for the third quarter of 2023 as compared with the same period in 2022. This was primarily the result of an increase of $13.1 million in sales, general and administrative expenses and $7.8 million in research and development expenses. The increase in sales, general and administrative and research and development expenses were primarily driven by increased labor costs, including variable compensation.

Operating expenses increased $36.7 million for the nine months ended as compared with the same period in 2022. This was primarily the result of a $48.0 million increase in restructuring costs, of which $41.2 million was related to the 2023 Projects, as well an increase of $18.5 million in sales, general and administrative expenses and a $16.3 million increase in research and development expenses. The increase in sales, general and administrative and research and development expenses were primarily driven by increased labor costs, including variable compensation. The increase was partially offset by $38.5 million in goodwill impairment recognized in 2022 and a $5.0 million decrease in amortization of intangible assets. For additional details, refer to Item 1: Financial Statements (Unaudited), Note 12: Restructuring included in this Quarterly Report on Form 10-Q.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
In thousands	2023	2022		2023	2022
Interest income	$2,642	$801	230%	$5,968	$1,367	337%
Amortization of prepaid debt fees	(941)	(890)	6%	(2,761)	(2,610)	6%
Other interest expense	(1,504)	(789)	91%	(3,718)	(2,321)	60%
Interest expense	(2,445)	(1,679)	46%	(6,479)	(4,931)	31%
Other income (expense), net	646	(1,065)	NM	(1,162)	(3,140)	(63)%
Total other income (expense)	$843	$(1,943)	NM	$(1,673)	$(6,704)	(75)%

Total other income (expense) for the three and nine months ended September 30, 2023 was net income of $0.8 million and net expense of $1.7 million, compared with net expense of $1.9 million and $6.7 million in the same period in 2022.

The change in total other income (expense) for the three months ended September 30, 2023, as compared with the same period in 2022, was primarily driven by the $1.8 million increase in interest income.

The lower net expense for the nine months ended September 30, 2023, as compared with the same period in 2022, was primarily driven by the $4.6 million increase in interest income.

Income Tax Provision

For the three and nine months ended September 30, 2023, our income tax expense was $15.4 million and $24.5 million, compared with income tax expense of $0.5 million and $5.0 million for the same period in 2022. Our tax rate for the three and nine months ended September 30, 2023 of 28% and 31%, differed from the federal statutory rate of 21% due to the impact of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, U.S. taxation of foreign earnings including GILTI (Global Intangible Low-Taxed Income), net of Section 250 deduction, Subpart F income, an expense related to stock-based compensation, tax credits, and uncertain tax positions. Our tax rate for the three and nine months ended September 30, 2022 of 10% and (19)% differed from the federal statutory rate of 21% primarily due to the impact of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, GILTI and Subpart F tax, net of Section 250 deduction (largely driven by research and development capitalization), discrete tax expense related to the Dresser divestiture, a discrete tax benefit due to goodwill impairment, an expense related to stock-based compensation, tax credits, and uncertain tax positions.

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

The Organization for Economic Cooperation and Development (OECD) Pillar 2 global minimum tax rules are intended to apply for tax years beginning in 2024. On February 1, 2023, the Financial Accounting Standards Board (FASB) staff noted that they believe that the Pillar 2 tax would be an alternative minimum tax and therefore deferred tax assets would not need to be recognized related to this parallel taxing system. On February 2, 2023, the OECD issued administrative guidance providing transition and safe harbor rules around the implementation of the Pillar 2 global minimum tax. Under an additional transitional safe harbor released July 17, 2023, the undertaxed profits rule (UTPR) top-up tax will not be applied by any constituent entity's jurisdiction of residence with respect to income earned by a company's ultimate parent entity in its jurisdiction of residence, if the ultimate parent entity's jurisdiction has a corporate tax rate of at least 20%. This transition safe harbor will apply to fiscal years beginning on or before December 31, 2025 and ending before December 31, 2026. The Company is closely monitoring developments and evaluating the impacts these new rules will have on our tax rate, including eligibility to qualify for these safe harbor rules. Based upon preliminary calculations for calendar year 2024, the Company anticipates it will meet the safe harbors in most jurisdictions, and any remaining top-up tax should be immaterial.

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

Operating Segment Results

For a description of our operating segments, refer to Item 1: Financial Statements (Unaudited), Note 15: Segment Information included in this Quarterly Report on Form 10-Q. The following tables and discussion highlight significant changes in trends or components of each operating segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands	2023	2022	% Change		2023	2022	% Change
Segment revenues
Device Solutions	$110,769	$94,003	18%		$342,183	$338,378	1%
Networked Solutions	384,971	269,872	43%		1,059,369	818,154	29%
Outcomes	65,032	56,985	14%		194,908	171,541	14%
Total revenues	$560,772	$420,860	33%		$1,596,460	$1,328,073	20%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
In thousands	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment gross profit and margin
Device Solutions	$26,919	24.3%	$14,805	15.7%	$75,351	22.0%	$50,489	14.9%
Networked Solutions	135,203	35.1%	81,895	30.3%	362,852	34.3%	263,155	32.2%
Outcomes	25,081	38.6%	23,362	41.0%	79,315	40.7%	67,747	39.5%
Total gross profit and margin	$187,203	33.4%	$120,062	28.5%	$517,518	32.4%	$381,391	28.7%

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands	2023	2022	% Change		2023	2022	% Change
Segment operating expenses
Device Solutions	$9,244	$7,739	19%		$29,514	$26,386	12%
Networked Solutions	32,700	27,255	20%		96,800	85,226	14%
Outcomes	14,801	12,023	23%		43,448	38,958	12%
Corporate unallocated	75,568	66,157	14%		268,159	250,641	7%
Total operating expenses	$132,313	$113,174	17%		$437,921	$401,211	9%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
In thousands	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment operating income (loss) and operating margin
Device Solutions	$17,675	16.0%	$7,066	7.5%	$45,837	13.4%	$24,103	7.1%
Networked Solutions	102,503	26.6%	54,640	20.2%	266,052	25.1%	177,929	21.7%
Outcomes	10,280	15.8%	11,339	19.9%	35,867	18.4%	28,789	16.8%
Corporate unallocated	(75,568)	NM	(66,157)	NM	(268,159)	NM	(250,641)	NM
Total operating income (loss) and operating margin	$54,890	9.8%	$6,888	1.6%	$79,597	5.0%	$(19,820)	(1.5)%

Device Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Device Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended September 30,
In thousands	2023	2022
Device Solutions Segment
Revenues	$110,769	$94,003	$4,967	$11,799	$16,766
Gross profit	26,919	14,805	804	11,310	12,114
Operating expenses	9,244	7,739	131	1,374	1,505

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Nine Months Ended September 30,
In thousands	2023	2022
Device Solutions Segment
Revenues	$342,183	$338,378	$110	$3,695	$3,805
Gross profit	75,351	50,489	197	24,665	24,862
Operating expenses	29,514	26,386	61	3,067	3,128

Revenues - Three months ended September 30, 2023 vs. Three months ended September 30, 2022
Revenues increased $16.8 million, or 18%. Changes in foreign currency exchange rates favorably impacted revenues by $5.0 million. Revenues increased compared with the prior year driven primarily by increased water meter sales in Europe, Middle East, and Africa (EMEA).

Revenues - Nine months ended September 30, 2023 vs. Nine months ended September 30, 2022
Revenues increased $3.8 million, or 1%. Changes in foreign currency exchange rates favorably impacted revenues by $0.1 million. The 2023 increase in revenues was driven primarily by increased water meter sales in EMEA, partially offset by reduced gas hardware sales resulting from our divestiture to Dresser in the first quarter of 2022.

Gross Margin - Three months ended September 30, 2023 vs. Three months ended September 30, 2022
For the three months ended September 30, 2023, gross margin was 24.3%, compared with 15.7% for the same period in 2022. The 860 basis point increase over the prior year was primarily due to an improved product mix and operational efficiencies.

Gross Margin - Nine months ended September 30, 2023 vs. Nine months ended September 30, 2022
For the nine months ended September 30, 2023, gross margin was 22.0%, compared with 14.9% for the same period in 2022. The 710 basis point increase over the prior year was primarily due to an improved product mix and operational efficiencies.

Operating Expenses - Three months ended September 30, 2023 vs. Three months ended September 30, 2022
Operating expenses increased $1.5 million, or 19%, compared with 2022. The increase was primarily due to higher marketing expenses, driven by variable compensation, as well as higher product development expenses.

Operating Expenses - Nine months ended September 30, 2023 vs. Nine months ended September 30, 2022
Operating expenses increased $3.1 million, or 12%, for the first nine months of 2023, compared with the same period in 2022. The increase was primarily due to higher product development expenses.

Networked Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Networked Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended September 30,
In thousands	2023	2022
Networked Solutions Segment
Revenues	$384,971	$269,872	$218	$114,881	$115,099
Gross profit	135,203	81,895	193	53,115	53,308
Operating expenses	32,700	27,255	36	5,409	5,445

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Nine Months Ended September 30,
In thousands	2023	2022
Networked Solutions Segment
Revenues	$1,059,369	$818,154	$(2,153)	$243,368	$241,215
Gross profit	362,852	263,155	(561)	100,258	99,697
Operating expenses	96,800	85,226	(3)	11,577	11,574

Revenues - Three months ended September 30, 2023 vs. Three months ended September 30, 2022
Revenues increased $115.1 million, or 43%, in 2023 compared with 2022. The increase was primarily from product revenues due to the ramp of new deployments and improving component supply enabling us to fulfill more customer demand.

Revenues - Nine months ended September 30, 2023 vs. Nine months ended September 30, 2022
Revenues increased $241.2 million, or 29%, for the first nine months of 2023 compared with the same period in 2022. The increase was primarily from product revenues due to the ramp of new deployments and improving component supply enabling us to fulfill more customer demand.

Gross Margin - Three months ended September 30, 2023 vs. Three months ended September 30, 2022
Gross margin was 35.1% for the period ending September 30, 2023, compared with 30.3% in 2022. The 480 basis point increase was primarily related to favorable product and solutions mix and improved operational efficiencies.

Gross Margin - Nine months ended September 30, 2023 vs. Nine months ended September 30, 2022
Gross margin was 34.3% for the 2023 period, compared with 32.2% in 2022. The 210 basis point increase was primarily related to favorable product and solutions mix and improved operational efficiencies.

Operating Expenses - Three months ended September 30, 2023 vs. Three months ended September 30, 2022
Operating expenses increased $5.4 million, or 20%, for the quarter in 2023, compared with the same period in 2022. The increase was primarily related to higher product development and marketing expenses driven by variable compensation.

Operating Expenses - Nine months ended September 30, 2023 vs. Nine months ended September 30, 2022
Operating expenses increased $11.6 million, or 14%, for the first nine months of 2023, compared with the same period in 2022. The increase was primarily related to higher product development and marketing expenses driven by variable compensation.

Outcomes

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Outcomes segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended September 30,
In thousands	2023	2022
Outcomes Segment
Revenues	$65,032	$56,985	$557	$7,490	$8,047
Gross profit	25,081	23,362	257	1,462	1,719
Operating expenses	14,801	12,023	21	2,757	2,778

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Nine Months Ended September 30,
In thousands	2023	2022
Outcomes Segment
Revenues	$194,908	$171,541	$(690)	$24,057	$23,367
Gross profit	79,315	67,747	(209)	11,777	11,568
Operating expenses	43,448	38,958	—	4,490	4,490

Revenues - Three months ended September 30, 2023 vs. Three months ended September 30, 2022
For the 2023 period, revenues increased $8.0 million, or 14%, compared with the 2022 period. This increase was driven by recurring services, delivery services, and hardware sales.

Revenues - Nine months ended September 30, 2023 vs. Nine months ended September 30, 2022
Revenues increased $23.4 million, or 14%, for the first nine months of 2023, compared with 2022. This increase was driven by software license, hardware sales, delivery, and recurring services.

Gross Margin - Three months ended September 30, 2023 vs. Three months ended September 30, 2022
Gross margin decreased to 38.6% for the third quarter of 2023, compared with 41.0% for the same period last year. The 240 basis point decrease was driven by solution mix and increased variable compensation.

Gross Margin - Nine months ended September 30, 2023 vs. Nine months ended September 30, 2022
Gross margin increased to 40.7% for the period ending in 2023, compared with 39.5% for last year. The 120 basis point increase was driven by higher margin software license sales, favorable managed services mix, and other cost efficiencies.

Operating Expenses - Three months ended September 30, 2023 vs. Three months ended September 30, 2022
Operating expenses for the 2023 period increased $2.8 million, or 23%, compared with the same period last year. This was primarily related to increased research and development and marketing expenses, driven by increased employee costs including variable compensation.

Operating Expenses - Nine months ended September 30, 2023 vs. Nine months ended September 30, 2022
Operating expenses for the first nine months of 2023 increased $4.5 million, or 12%, compared with the same period last year. This was primarily related to increased research and development and marketing expenses, driven by increased employee costs including variable compensation.

Corporate Unallocated

Corporate Unallocated Expenses - Three months ended September 30, 2023 vs. Three months ended September 30, 2022
Operating expenses not directly associated with an operating segment are classified as Corporate unallocated. These expenses increased $9.4 million, or 14%, for the three months ended September 30, 2023 compared with the same period in 2022. This increase was primarily the result of $10.0 million increase in sales, general and administrative expenses. The increase in sales, general and administrative expenses was primarily driven by increased labor costs, including variable compensation.

Corporate Unallocated Expenses - Nine months ended September 30, 2023 vs. Nine months ended September 30, 2022
For the first nine months of 2023, Corporate unallocated expenses increased $17.5 million, or 7%, compared with the 2022 period. This was primarily the result of a $48.0 million increase in restructuring costs, of which $41.2 million was related to the 2023 Projects, as well as a $13.5 million increase in sales, general and administrative expenses. The increase in sales, general and administrative expenses was primarily driven by increased labor costs, including variable compensation. The increase was offset by $38.5 million in goodwill impairment recognized in 2022 and a $5.0 million decrease in amortization of intangible assets.

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

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
In millions
September 30, 2023	$413	$4,337	$2,022
June 30, 2023	475	4,493	2,008
March 31, 2023	428	4,558	1,897
December 31, 2022	898	4,619	2,052
September 30, 2022	578	4,201	1,612

Financial Condition

Cash Flow Information

	Nine Months Ended September 30,
In thousands	2023	2022
Net cash provided by operating activities	$77,076	$37,530
Net cash provided by (used in) investing activities	(19,003)	43,494
Net cash used in financing activities	(2,639)	(19,396)
Effect of foreign exchange rate changes on cash and cash equivalents	(2,670)	(8,794)
Increase in cash and cash equivalents	$52,764	$52,834

Cash and cash equivalents were $254.8 million at September 30, 2023, compared with $202.0 million at December 31, 2022. The $52.8 million increase in cash and cash equivalents in the 2023 period was primarily the result of cash provided by operations, partially offset by cash used for variable compensation payouts and acquisition of property, plant, and equipment.

Operating activities
Cash provided by operating activities during the nine months in 2023 was $77.1 million compared with $37.5 million during the same period in 2022. The increase was primarily due to increased earnings and lower variable compensation payouts in 2023, partially offset by an increase in working capital.

Investing activities
During the nine months ended September 30, 2023, net cash from investing activities shifted from cash provided of $43.5 million in 2022 to cash used of $19.0 million in 2023, resulting in a change of $62.5 million. This change was primarily the result of proceeds from the sale of certain Gas product lines from our Device Solutions manufacturing and business operations in Europe and North America to Dresser of $55.9 million in 2022 and an increase in cash used to purchase property, plant, and equipment of $3.4 million in 2023.

Financing activities
Net cash used in financing activities during the nine months in 2023 was $2.6 million, compared with net cash used of $19.4 million for the same period in 2022. The increase is due primarily to the repurchase of common stock in 2022 of $17.0 million.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations at September 30, 2023 was a decrease of $2.7 million, compared with a decrease of $8.8 million for the same period in 2022. Our foreign currency exposure relates to non-U.S. dollar denominated balances in our international subsidiary operations.

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

	Nine Months Ended September 30,
In thousands	2023	2022
Net cash provided by operating activities	$77,076	$37,530
Acquisitions of property, plant, and equipment	(18,304)	(14,886)
Free cash flow	$58,772	$22,644

Free cash flow fluctuated primarily as a result of changes in cash provided by operating activities. See the cash flow discussion of operating activities above.

Off-balance sheet arrangements

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at September 30, 2023 and December 31, 2022 that we believe could reasonably likely have a current or future effect on our financial condition, results of operations, or cash flows.

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

Borrowings
We initially entered into our credit facility on January 5, 2018 (together with the subsequent seven amendments, the 2018 credit facility). The 2018 credit facility provides a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million standby letter of credit sub-facility and a $50 million swingline sub-facility. At September 30, 2023, no amount was outstanding under the 2018 credit facility, and $61.6 million was utilized by outstanding standby letters of credit, resulting in $438.4 million available for borrowing or standby letters of credit under the revolver. At September 30, 2023, $238.4 million was available for additional standby letters of credit under the letter of credit sub-facility, and no amounts were outstanding under the swingline sub-facility. Amounts borrowed under the revolver may be repaid and reborrowed until the revolver's maturity on October 18, 2026, at which time all outstanding loans together with all accrued and unpaid interest must be repaid. However, that date may be advanced to December 14, 2025 if Itron does not settle or extend a sufficient portion of outstanding convertible notes detailed in the amendment.

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

Restructuring
On September 17, 2020, our Board of Directors approved a restructuring plan (the 2020 Projects). The 2020 Projects include activities that continue our efforts to optimize global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects are scheduled to be substantially complete by the end of 2023, with an estimated $3 million in cash payments remaining as of September 30, 2023 with cash outflows expected through 2025.

On October 29, 2021, our Board of Directors approved a restructuring plan (the 2021 Projects), which in conjunction with the announcement of the sale of certain Gas product lines from our Device Solutions manufacturing and business operations in Europe and North America to Dresser, includes activities to drive reductions in certain locations and functional support areas. These projects are expected to be substantially complete by the end of 2024, with an estimated $26 million in cash payments remaining as of September 30, 2023 with cash outflows expected through 2025.

On February 23, 2023, our Board of Directors approved a restructuring plan (the 2023 Projects). The 2023 Projects include activities that continue Itron's efforts to optimize its global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects are to be substantially complete by early 2025, with an estimated $42 million in cash payments remaining as of September 30, 2023 with cash outflows expected through 2027.

For the nine months ended September 30, 2023, we paid out a net $11.5 million related to all our restructuring projects. As of September 30, 2023, $66.4 million was accrued for these restructuring projects, of which $15.7 million is expected to be paid within the next 12 months.

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

There have been no repurchases under the 2023 Stock Repurchase Program through November 2, 2023.

Other Liquidity Considerations
We have tax credits and net operating loss carryforwards in various jurisdictions that are available to reduce cash taxes. However, utilization of tax credits and net operating losses are limited in certain jurisdictions. Based on current projections, we expect to pay, net of refunds, approximately $23 million in U.S federal taxes, $14 million in state taxes, and $15 million in local and foreign taxes during 2023. For a discussion of our tax provision and unrecognized tax benefits, see Item 1: Financial Statements (Unaudited), Note 10: Income Taxes included in this Quarterly Report on Form 10-Q.

As of September 30, 2023, we are under examination by certain tax authorities. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

As of September 30, 2023, there was $45.4 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. As a result of recent changes in U.S. tax legislation, any repatriation in the future would not result in U.S. federal income tax. Accordingly, there is no provision for U.S. deferred taxes on this cash. If this cash were repatriated to fund U.S. operations, additional withholding tax costs may be incurred. Tax is only one of the many factors that we consider in the management of global cash. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

In one of our consolidated international subsidiaries we have a joint venture partner, who is a minority shareholder. Although this entity is not wholly-owned by Itron, Inc., we consolidate the subsidiary because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entity, which is attributable to the minority shareholders. At September 30, 2023, $3.3 million of our consolidated cash balance was held in this joint venture entity. As a result, the minority shareholder of this entity has rights to its proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from this entity.

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

We use these non-GAAP financial measures for financial and operational decision making and/or as a means for determining executive compensation. Management believes that these non-GAAP financial measures provide meaningful supplemental information regarding our performance and ability to service debt by excluding certain expenses that may not be indicative of our recurring core operating results. These non-GAAP financial measures facilitate management's internal comparisons to our historical performance, as well as comparisons to our competitors' operating results. Our executive compensation plans exclude non-cash charges related to amortization of intangibles and certain discrete cash and non-cash charges, such as restructuring, loss on sale of business, strategic initiative expenses, Russian currency translation write-off, goodwill impairment, or acquisition and integration related expenses. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. We believe these non-GAAP financial measures are useful to investors because they provide greater transparency with respect to key metrics used by management in its financial and operational decision making and because they are used by our institutional investors and the analyst community to analyze the health of our business.

Non-GAAP operating expenses and non-GAAP operating income – We define non-GAAP operating expenses as operating expenses excluding certain expenses related to the amortization of intangible assets, restructuring, loss on sale of business, strategic initiative expenses, Russian currency translation write-off, goodwill impairment, and acquisition and integration related expenses. We define non-GAAP operating income as operating income (loss) excluding the expenses related to the amortization of intangible assets, restructuring, loss on sale of business, strategic initiative expenses, Russian currency translation write-off, goodwill impairment, and acquisition and integration related expenses. Acquisition and integration related expenses include costs, which are incurred to affect and integrate business combinations, such as professional fees, certain employee retention and salaries related to integration, severances, contract terminations, travel costs related to knowledge transfer, system conversion costs, and asset impairment charges. We consider these non-GAAP financial measures to be useful metrics for management and investors because they exclude the effect of expenses that are not related to our core operating results. By excluding these expenses, we believe that it is easier for management and investors to compare our financial results over multiple periods and analyze trends in our operations. For example, in certain periods, expenses related to amortization of intangible assets may decrease, which would improve GAAP operating margins, yet the improvement in GAAP operating margins due to this lower expense is not necessarily reflective of an improvement in our core business. There are some limitations related to the use of non-GAAP operating expenses and non-GAAP operating income versus operating expenses and operating income calculated in accordance with GAAP. We compensate for these limitations by providing specific information about the GAAP amounts excluded from non-GAAP operating expense and non-GAAP operating income and evaluating non-GAAP operating expense and non-GAAP operating income together with GAAP operating expense and operating income.

Non-GAAP net income and non-GAAP diluted EPS – We define non-GAAP net income as net income (loss) attributable to Itron, Inc. excluding the expenses associated with amortization of intangible assets, amortization of debt placement fees, restructuring, loss on sale of business, strategic initiative expenses, Russian currency translation write-off, goodwill impairment, acquisition and integration related expenses, and the tax effect of excluding these expenses. We define non-GAAP diluted EPS as non-GAAP net income divided by diluted weighted-average shares outstanding during the period calculated on a GAAP basis and then reduced to reflect the anti-dilutive impact of the convertible note hedge transactions entered into in connection with the 0% convertible notes due 2026 issued in March 2021. We consider these financial measures to be useful metrics for management and investors for the same reasons that we use non-GAAP operating income. The same limitations described above regarding our use of non-GAAP operating income apply to our use of non-GAAP net income and non-GAAP diluted EPS. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from these non-GAAP measures and evaluating non-GAAP net income and non-GAAP diluted EPS together with GAAP net income (loss) attributable to Itron, Inc. and GAAP diluted EPS.

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

Adjusted EBITDA – We define adjusted EBITDA as net income (loss) (a) minus interest income, (b) plus interest expense, depreciation and amortization, restructuring, loss on sale of business, strategic initiative expenses, Russian currency translation write-off, goodwill impairment, acquisition and integration related expenses, and (c) excluding income tax provision or benefit. Management uses adjusted EBITDA as a performance measure for executive compensation. A limitation to using adjusted EBITDA is that it does not represent the total increase or decrease in the cash balance for the period and the measure includes some non-cash items and excludes other non-cash items. Additionally, the items that we exclude in our calculation of adjusted EBITDA may differ from the items that our peer companies exclude when they report their results. We compensate for these limitations by providing a reconciliation of this measure to GAAP net income (loss).

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

TOTAL COMPANY RECONCILIATIONS	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2023	2022	2023	2022
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$132,313	$113,174	$437,921	$401,211
Amortization of intangible assets	(4,663)	(6,413)	(14,433)	(19,451)
Restructuring	615	1,272	(36,868)	11,097
Loss on sale of business	(45)	(767)	(675)	(3,182)
Strategic initiative	5	35	5	(675)
Russian currency translation write-off	—	(1,885)	—	(1,885)
Goodwill impairment	—	—	—	(38,480)
Acquisition and integration	(28)	(154)	(117)	(370)
Non-GAAP operating expenses	$128,197	$105,262	$385,833	$348,265

NON-GAAP OPERATING INCOME
GAAP operating income (loss)	$54,890	$6,888	$79,597	$(19,820)
Amortization of intangible assets	4,663	6,413	14,433	19,451
Restructuring	(615)	(1,272)	36,868	(11,097)
Loss on sale of business	45	767	675	3,182
Strategic initiative	(5)	(35)	(5)	675
Russian currency translation write-off	—	1,885	—	1,885
Goodwill impairment	—	—	—	38,480
Acquisition and integration	28	154	117	370
Non-GAAP operating income	$59,006	$14,800	$131,685	$33,126

NON-GAAP NET INCOME & DILUTED EPS
GAAP net income (loss) attributable to Itron, Inc.	$40,172	$4,117	$52,537	$(31,944)
Amortization of intangible assets	4,663	6,413	14,433	19,451
Amortization of debt placement fees	897	846	2,629	2,478
Restructuring	(615)	(1,272)	36,868	(11,097)
Loss on sale of business	45	767	675	3,182
Strategic initiative	(5)	(35)	(5)	675
Russian currency translation write-off	—	1,885	—	1,885
Goodwill impairment	—	—	—	38,480
Acquisition and integration	28	154	117	370
Income tax effect of non-GAAP adjustments	(293)	(2,362)	(10,156)	(4,663)
Non-GAAP net income attributable to Itron, Inc.	$44,892	$10,513	$97,098	$18,817

Non-GAAP diluted EPS	$0.98	$0.23	$2.12	$0.42

Non-GAAP weighted average common shares outstanding - Diluted	45,950	45,330	45,768	45,267

TOTAL COMPANY RECONCILIATIONS	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2023	2022	2023	2022
ADJUSTED EBITDA
GAAP net income (loss) attributable to Itron, Inc.	$40,172	$4,117	$52,537	$(31,944)
Interest income	(2,642)	(801)	(5,968)	(1,367)
Interest expense	2,445	1,679	6,479	4,931
Income tax provision	15,388	473	24,513	4,973
Depreciation and amortization	13,645	17,361	42,013	50,612
Restructuring	(615)	(1,272)	36,868	(11,097)
Loss on sale of business	45	767	675	3,182
Strategic initiative	(5)	(35)	(5)	675
Russian currency translation write-off	—	1,885	—	1,885
Goodwill impairment	—	—	—	38,480
Acquisition and integration	28	154	117	370
Adjusted EBITDA	$68,461	$24,328	$157,229	$60,700

FREE CASH FLOW
Net cash provided by operating activities	$34,087	$14,874	$77,076	$37,530
Acquisitions of property, plant, and equipment	(5,806)	(4,223)	(18,304)	(14,886)
Free Cash Flow	$28,281	$10,651	$58,772	$22,644

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

Interest Rate Risk
We may be exposed to interest rate risk through our variable rate debt instruments, namely the multicurrency revolving line of credit. At September 30, 2023, we had no outstanding variable rate debt.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future if we were to have variable rate debt outstanding.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. Revenues denominated in functional currencies other than the U.S. dollar were 22% and 24% of total revenues for the three and nine months ended September 30, 2023 compared with 28% and 31% for the same respective period in 2022. These transactions expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of September 30, 2023, a total of 40 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar, and various other currencies, with notional amounts ranging from $109,000 to $42.3 million.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:    Controls and Procedures

Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2023, the Company's disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal controls over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable.

(b)Not applicable.

(c)Issuer Repurchase of Equity Securities.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				In thousands
July 1, 2023 through July 31, 2023	—	$—	—	$100,000
August 1, 2023 through August 31, 2023	—	—	—	100,000
September 1, 2023 through September 30, 2023	—	—	—	100,000
Total	—		—

(1)Effective May 11, 2023, Itron's Board of Directors authorized a share repurchase program of up to $100 million of Itron's common stock over an 18-month period.
(2)Excludes commissions.

Item 5:    Other Information

(a)No information was required to be disclosed in a report on Form 8-K during the third quarter of 2023 that was not reported.

(b)Not applicable.

Item 6:    Exhibits

Exhibit Number	Description of Exhibits
10.1
Amendment No. 7, dated October 13, 2023, to the Credit Agreement, dated January 5, 2018 among Itron, Inc. and certain foreign borrowers, guarantors, lenders and issuing parties thereto, and Wells Fargo Bank, National Association, as administrative agent (Filed as Exhibit 10.1 to Itron Inc.'s Current Report on Form 8-K, filed on October 16, 2023).

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Itron, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITRON, INC.

November 2, 2023	By:	/s/ JOAN S. HOOPER
Date		Joan S. Hooper
Senior Vice President and Chief Financial Officer