Form 10-K
period 2023-12-31
ITRON, INC.
filed 2024-02-26
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
As of June 30, 2023 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the NASDAQ Global Select Market) was $3,247,413,777.
As of February 22, 2024, there were outstanding 45,580,163 shares of the registrant's common stock, no par value, which is the only class of common stock of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 9, 2024.

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

General

Itron is a global leader in energy and water management, smart city applications, Industrial Internet of Things (IIoT) and intelligent infrastructure and related services. For utilities and cities, we build innovative systems, create new efficiencies, connect communities, encourage conservation and increase resourcefulness by helping our customers make the most of the energy and water they manage. By safeguarding invaluable natural resources, we seek to improve the quality of life for people around the world.

Itron's proven platform enables smart networks, software, services, devices, and sensors to help our customers better manage their energy, water, and smart city operations. Our comprehensive offerings control, measure, monitor, and provide data analytics and services that enable utilities and municipalities to manage their critical resources responsibly and efficiently.

We have over 40 years of experience supporting utilities and cities in the management of their data and critical infrastructure needs, and we have continuously innovated to move the industry forward. Incorporated in 1977 with a focus on meter reading services and technology, we entered the electricity meter manufacturing business with the acquisition of Schlumberger Electricity Metering in 2004. In 2007, we expanded our presence in global meter manufacturing and systems with the acquisition of Actaris Metering Systems SA. In 2017, we completed our acquisition of Comverge, which enabled us to offer integrated cloud-based demand response, energy efficiency, and customer engagement solutions. In 2018, we strengthened our ability to deliver a broader set of solutions and to increase the pace of growth and innovation in the utility, smart city, and broader IIoT markets with the acquisition of Silver Spring Networks, Inc.

Through these acquisitions, organic growth, and our focus on innovation, Itron is leading the way to better decision making at the grid edge. By delivering more intelligence throughout the system, Itron helps utilities and cities operate more efficiently and with unparalleled flexibility, increase grid resilience and reliability, integrate renewables, and provide responsible energy and water management for the future.

As we move forward, we will continue to innovate and support open standards and interoperability with a flexible technology platform that enables our customers to meet their needs directly or via our ecosystem of partners. We support a worldwide network of connected devices and sensors, and we are focused on developing more applications, new opportunities, and value-added outcomes for our customers in the future.

The following is a discussion of our solutions, markets, and operating segments. Refer to Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8: Financial Statements and Supplementary Data for specific segment results.
Our Business

The way the world manages energy and water will impact the future. At Itron, we are committed to creating a more resourceful world—one where energy, water, and city resources are managed safely, securely, and reliably, to help improve day-to-day life and promote the well-being of people around the world. We invent new ways for cities and utilities to work together so they can use data captured by our intelligent endpoints, sensors, and systems to cost-effectively leverage their infrastructure to deliver multiple services and applications on a reliable, intelligent platform capable of serving all their customers.

Itron helps our customers adapt to a rapidly changing world and to address a number of macro trends, including:
•Infrastructure – such as aging utility infrastructure, grid security, safety, asset monitoring and management, and incorporating the proliferation of distributed energy resources, such as electric vehicles, renewable energy, and storage, into the grid,
•Environmental – such as extreme weather, resource scarcity, and demand for sustainability and decarbonization,
•Social – such as enhanced customer experience, critical-need consumers, privacy, urbanization, population increase, and the management of "big data" and incorporating IIoT technology into their existing operations.

Our solutions include smart networks, software, services, devices, sensors, and data analytics upon a platform that allows our customers to not only address the changing macro trends listed above but also to address pressing industry challenges to better manage and control assets, intelligently benchmark, secure revenue, lower operational costs, improve customer service, develop new business models and revenue streams, improve safety, and enable efficient, sustainable management of valuable resources. Our comprehensive solutions and data analytics also help our customers address operational issues including increasing demand on resources, non-technical loss, leak detection, environmental and regulatory compliance, integrating renewable and distributed energy sources, and improving operational reliability.

Our solutions include technology, software, and services delivered as part of a standalone, one-time purchase or an end-to-end solution over multiple years. The portfolio includes hardware products used for:
•measurement, control, or sensing
•a combination of endpoints and network infrastructure with embedded intelligence that is designed and sold as a complete solution to acquire and transport application-specific data
•distribution automation - intelligent communication for the modern grid allowing secure, low and medium-voltage distribution-system automation and control
•distributed energy resource management (DERMs) to connect, analyze, and optimize distributed energy resources such as rooftop solar installations and electric vehicles, water operations and management, gas operations and safety applications
•value-added services, software, and products that organize, analyze, and interpret data to gain insights, make decisions, and inform actions

We also offer managed services, Software-as-a-Service (SaaS), Network-as-a-Service (NaaS), technical support services, licensed hardware technology, and consulting services.

Industry Drivers
Utilities and municipalities are experiencing rapid change related to affordability, reliability and sustainability, which is impacting how they operate critical infrastructure, manage scarce resources, address impacts of climate disruption, and interact with their customers. Efficiently managing resources within energy, water, and cities is a global priority, as increasing populations and resource consumption, along with extreme weather events, increase the stress on aging infrastructure. The growing demand for energy, water, and municipal services coupled with the proliferation of renewable energy sources, smart communicating devices, sensors, and multiple data-producing technologies, as well as the growing need to manage distributed energy resources, is forcing providers to rethink how they operate and service their cities. This evolution comes at a time when utilities and municipalities are challenged by cost constraints, regulatory requirements, environmental concerns, safety, and resource scarcity.

To address these challenges, utilities and cities are interested in technological innovations across a networked platform, utilizing grid edge intelligence as a key enabler to build and maintain critical infrastructure that can:
•efficiently and effectively operate energy and water systems that are safe, reliable, and resilient
•reduce the risk and impact of natural disasters
•independently identify if repairs or maintenance are needed, and identify potential problems before they occur
•deliver enhanced, more customized services
•accommodate next-generation services through shared infrastructure between utilities and cities/municipalities
•provide actionable insights for asset management

Our Operating Segments
We operate under the Itron brand worldwide and manage and report under three operating segments: Device Solutions, Networked Solutions, and Outcomes. The following is a description of each of the three segments:

Device Solutions – This segment primarily includes hardware products used for measurement, control, or sensing. These products generally do not have communications capability or may be designed for use with non-Itron systems. Examples from the Device Solutions portfolio include: standard endpoints that are shipped without Itron communications, such as our standard gas, electricity, and water meters for a variety of global markets and adhering to regulations and standards within those markets, as well as our heat and allocation products; communicating meters that are not a part of an Itron end-to-end solution and designed to meet market requirements; and the implementation and installation of said hardware products.

Networked Solutions – This segment primarily includes a combination of communicating devices (e.g., smart meters, modules, endpoints, and sensors), network infrastructure, and associated head-end management and application software designed and sold as a complete solution for acquiring and transporting robust application-specific data. Networked Solutions includes products and software for the implementation, installation, and management of communicating devices and data networks. The Industrial Internet of Things (IIoT) solutions supported by this segment include automated meter reading (AMR); advanced metering infrastructure (AMI) for electricity, water and gas; distributed energy resource management (DERMs); smart grid and distribution automation; smart street lighting; and leak detection and applications for both gas and water systems. Our IIoT platform allows utility and smart city applications to be run and managed on a flexible multi-purpose network.

Outcomes – This segment primarily includes our value-added, enhanced software and services, artificial intelligence, and machine learning in which we enable grid edge intelligence and manage, organize, analyze, and interpret raw, anonymized data to improve decision making, maximize operational profitability, enhance resource efficiency, improve grid analytics, and deliver results for consumers, utilities, and smart cities. Outcomes supports high-value use cases, such as data management, grid operations, distributed intelligence, AMI operations, gas distribution and safety, water operations management, revenue assurance, DERMs, energy forecasting, consumer engagement, smart payment, and fleet energy resource management. Utilities leverage these outcomes to unlock the capabilities of their networks and devices, improve the productivity of their workforce, increase the reliability of their operations, manage and optimize the proliferation of distributed energy resources (DERs), address grid complexity, and enhance the customer experience. Revenue from these offerings are primarily recurring in nature and would include any direct management of Device Solutions, Networked Solutions, and other third-parties' products on behalf of our end customers.

Bookings and Backlog of Orders
Bookings for a reported period represent customer contracts and purchase orders received during the period for hardware, software, and services that have met certain conditions, such as regulatory and/or contractual approval. Total backlog represents committed but undelivered products and services for contracts and purchase orders at period-end. Twelve-month backlog represents the portion of total backlog that reflects our understanding of customer's desired deployment over the next

12 months. The actual revenue recognized and timing of revenue earned from backlog may vary based on actual currency rates at the time of shipment, availability of critical supply components, and adjusted customer project timing. Backlog is not a complete measure of our future revenues as we also receive book-and-ship orders and frame contracts. Bookings and backlog vary from period to period primarily due to the timing of large project awards. In addition, annual or multi-year contracts are subject to rescheduling due to the long-term nature of the contracts. Certain of our customers have the right to cancel contracts, but we do not have a history of any significant cancellations. Beginning total backlog, plus bookings, minus revenues, will not equal ending total backlog due to miscellaneous contract adjustments, foreign currency fluctuations, and other factors. Total bookings and backlog include certain contracts with a termination for convenience clause, which will not agree to the total transaction price allocated to the remaining performance obligations disclosed in Part II, Item 8: Financial Statements and Supplementary Data, Note 17: Revenues.

	Total Bookings (a)	Total Backlog	12-Month Backlog
In millions
December 31, 2023	$2,155	$4,511	$2,032
September 30, 2023 (b)	413	4,241	2,022
June 30, 2023 (b)	475	4,397	2,008
March 31, 2023 (b)	428	4,462	1,897
December 31, 2022 (b)	2,505	4,523	2,052
December 31, 2021 (b) (c)	2,755	3,921	1,539
(a) Total bookings reflect a year to date value for December periods, and a quarter to date value for September, June, and March periods.
(b) The ending total backlog balances for September 30, 2023, June 30, 2023, March 31, 2023, December 31, 2022, and December 31, 2021 have been adjusted from previously reported amounts. During the fourth quarter of 2023, we determined that $96 million related to a portion of one customer contract had been improperly included within our backlog balance since the third quarter of 2020. This adjustment did not impact amounts reported for 12-month backlog in 2023, 2022, or 2021, as the related revenue was not expected within that time frame.
(c) Our total backlog, as of December 31, 2021, included $64.7 million of backlog related to the sale of certain Gas product lines from our Device Solutions manufacturing and business operations in Europe and North America to Dresser Utility Solutions (Dresser). At transaction close on February 28, 2022, $55.7 million of this backlog was transferred to Dresser. For more information on the transaction refer to Part II, Item 8: Financial Statements and Supplementary Data, Note 18: Sale of Businesses.

Sales and Distribution
We use a combination of direct and indirect sales channels to serve our customers. A direct sales force is utilized for larger utility customers, with which we have long-established relationships. This direct sales force is focused on solution selling, solving problems and business challenges, and delivering valuable outcomes to our utility and smart city customers. For smaller utilities and most municipalities, we typically use an indirect sales channel that extends the reach of Itron's solutions by providing trusted partners with the right tools, training, and technology to grow their business, deliver results, and help these customers better manage energy and water. These channels consist of distributors, agents, partners, and meter manufacturer representatives.
No single customer represented more than 10% of total revenues for the years ended December 31, 2023, 2022, and 2021. Our 10 largest customers in each of the years ended December 31, 2023, 2022, and 2021, accounted for approximately 36%, 32%, and 25% of total revenues.
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

Our manufacturing facilities are located throughout the world, an overview of which is presented in Item 2: Properties. While we manufacture and assemble a portion of our products, we outsource the manufacturing of many products and sub-assemblies to various manufacturing partners and strive to create an efficient and cost-effective structure. This approach allows us to reduce the costs related to our manufacturing overhead and inventory and allows us to adjust more quickly to changing customer demand. These manufacturing partners produce our sub-assemblies and products using design specifications, quality assurance programs, and standards that we establish and procure components and assemble our products based on demand forecasts. These forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions, as adjusted for overall market conditions.
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
Research and Development
Our research and development is focused on both improving existing technology and developing innovative new technology for critical infrastructure in electricity, natural gas, water, heat, smart city, and DERMs verticals. This includes endpoints, sensing and control devices, data collection software, communication technologies, data warehousing, software applications, and the IIoT. We invested approximately $209 million, $185 million, and $197 million in research and development in 2023, 2022 and 2021, which represented 10% of total revenues for 2023, 2022, and 2021. Refer to Item 1A: Risk Factors for further discussion related to costs of developing competitive products and services.

Human Capital
As of December 31, 2023, we had 5,859 people in our workforce, including 5,081 permanent employees. We have not experienced significant employee work stoppages and our employee relations are deemed to be good.

We are an equal opportunity employer, and we promote a culture of inclusion and diversity. We monitor our progress through various programs and policies. We offer wages and a range of company-paid benefits we believe are competitive with other companies in our industry and in the markets we serve.

The table below provides the breakdown of our employees by region and self-identified gender:

	As of December 31, 2023
Region	Male	Female	Not Disclosed	Total Number of Employees	Percentage of Total Employees
Americas	1,822	824	—	2,646	52%
Europe, Middle East and Africa	899	502	3	1,404	28%
Asia Pacific & Other	768	261	2	1,031	20%
Total (1)	3,489	1,587	5	5,081
(1) These numbers do not include contingent workers (778 as of December 31, 2023).

Competition
We enable utilities and cities to safely, securely, and reliably deliver critical infrastructure services to communities around the world. Our portfolio of smart networks, software, services, meters, and sensors help our customers better manage energy, water, and city infrastructure resources for the people they serve. Consequently, we operate within a large and complex competitive landscape, and our competitors range from small companies to large global entities. Some of our competitors have diversified product portfolios and participate in multiple geographic markets, while others focus on specific regional markets and/or certain types of products, including some low-cost suppliers of devices based in Asia. Our primary competitors include LM Ericsson Telephone Company, Landis+Gyr, Mueller Water Products, and Xylem, Inc.

We believe that our competitive advantage is based on our in-depth knowledge of the industries we serve, our capacity to innovate, and our ability to provide complete end-to-end integrated solutions at scale. We also differentiate ourselves with an intelligent IIoT platform that is solution, device, and transport agnostic—a platform that can be backwards compatible, able to run a multitude of applications and solutions, is highly secure, fully integrated into our portfolio, highly interoperable, captures relays, and leverages high-resolution data for near real-time decision making. The platform involves an ever-growing, diverse ecosystem of partners and third-party developers who can create and deploy specific point solutions creating greater value for our customers.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below are the names, ages, and titles of our executive officers as of February 26, 2024.

Name	Age	Position
Thomas L. Deitrich	57	President and Chief Executive Officer
Joan S. Hooper	66	Senior Vice President and Chief Financial Officer
Laurie A. Hahn	56	Senior Vice President, Human Resources
Justin K. Patrick	51	Senior Vice President, Device Solutions
John F. Marcolini	51	Senior Vice President, Networked Solutions
Donald L. Reeves	56	Senior Vice President, Outcomes
Christopher E. Ware	55	Senior Vice President, General Counsel and Corporate Secretary

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

Laurie A. Hahn is Senior Vice President, Human Resources. Ms. Hahn has more than 30 years of experience as a senior human resource professional. Ms. Hahn was promoted to this role in April 2023. In this role, Ms. Hahn is responsible for Itron's HR operations, in-business HR, talent acquisition, compensation and benefits, inclusion and diversity, learning and development, and health, safety, and environment functions. Ms. Hahn joined Itron in February 2016 and has served in several in-business HR positions. Prior to joining Itron, Ms. Hahn held multiple global HR leadership positions with Motorola and Freescale Semiconductor. Ms. Hahn holds a BA in English and a Masters in Instructional Design, both from The University of Texas. Ms. Hahn is a member of the Chancellor's Counsel at the University of Texas, which advocates for higher education and health care.

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

Christopher E. Ware is Senior Vice President, General Counsel and Corporate Secretary. Mr. Ware has more than 25 years of experience as a senior legal advisor and business executive. He joined Itron in March 2021 as Associate General Counsel and Chief Compliance Officer. In March 2022, he was promoted to Vice President, Legal and Corporate Secretary and then to Senior Vice President in March 2023. He is responsible for Itron's corporate governance, business legal solutions, compliance and litigation and intellectual property development and protection. Before joining Itron, Mr. Ware served as Executive Director and General Manager - Parts at Johnson Controls International (JCI) from 2018 to 2021. Before that position, Mr. Ware occupied numerous senior legal roles within JCI from 2011 to 2018. He also held roles in the U.S. Attorney's Office, Department of Justice, and several private law firms.

Item 1A: Risk Factors

Business and Industry Risks

Our primary customers are within the utility industry, which has exhibited lengthy sales cycles and irregular capital spending patterns, each of which could cause our operating results to fluctuate significantly.

We derive the majority of our revenues from sales of products and services to utilities. Purchases of our products may be deferred as a result of many factors, including economic downturns, slowdowns in new residential and commercial construction, customers' access to capital, the timing and availability of government subsidies or other incentives, utility specific financial circumstances, mergers and acquisitions, regulatory decisions, weather conditions, climate disruption, and fluctuating interest rates. We have experienced, and may in the future experience, variability in operating results on an annual and a quarterly basis as a result of these factors.

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

Sales cycles for smart metering solutions are generally long and unpredictable due to several factors, including budgeting, purchasing, and regulatory approval processes that can take several years to complete. Our utility customers typically issue requests for quotes and proposals, establish evaluation processes, review different technical options with vendors, analyze performance and cost/benefit justifications, and perform a regulatory review, in addition to applying the normal budget approval process. Today, governments around the world are implementing new laws and regulations to promote increased energy efficiency, slow or reverse growth in the consumption of scarce resources, reduce carbon dioxide emissions, and protect the environment. Many legislative and regulatory initiatives encourage utilities to develop a smart grid infrastructure, and some of these initiatives provide for government subsidies, grants, or other incentives to utilities and other participants in their industry to promote transition to smart grid technologies. If government regulations regarding the smart grid and smart metering are delayed, revised to permit lower or different investment levels in metering infrastructure, or terminated altogether, this could have a material adverse effect on our results of operation, cash flow, and financial condition.

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

Delays in the availability of or shortages in raw materials and component parts used in the manufacture of our products, as well as freight, labor, regulatory compliance, and other ancillary cost increases, could unfavorably impact our revenues and results of operations.

We are impacted by the availability and prices of raw materials and component parts used in the manufacturing process of our products. Raw materials include purchased castings made of metal or alloys (such as brass, which uses copper as its main component, aluminum, stainless steel and cast iron), plastic resins, glass, and other electronic components, such as microprocessors and semiconductors. There are multiple sources for these raw materials and components, but we sometimes rely on single suppliers for certain of these materials. Our inability to obtain adequate supplies of raw materials and component parts at favorable prices could have a material adverse effect on our business, financial condition, or results of operations, including reduced revenue, lower profit margins, and delays in deliveries to customers, which could result in damages or penalties to be paid under the terms of certain of our customer contracts. Since we do not control the production of these raw materials and component parts, there may be delays caused by an interruption in the production or transportation of these materials for reasons that are beyond our control. World commodity markets, inflation, tariffs, or embargoes may also affect the availability or prices of raw materials or component parts. In addition, there is potential for increased costs on materials to comply with global regulations and other regional requirements. Recently, inflation in our raw materials and component costs, freight charges, and labor costs have increased above historical levels, due to, among other things, the continuing impacts of the pandemic and the uncertain economic environment. Certain customer arrangements within our backlog may include previously committed pricing, and we may or may not be able to fully recover increased costs through pricing actions with these customers.

Our operations may be adversely impacted if key vendors, strategic partners, and other third parties fail to perform.

Certain of our products, subassemblies, and system components, including most of our circuit boards, are procured from limited or sole sources. We could experience operational difficulties with these sources, including reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines, increases in manufacturing costs, vendors' access to capital, and increased lead times. Additionally, our manufacturers may experience disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters and pandemics, component or material shortages, cybersecurity events (such as ransomware), cost increases, or other similar problems. Further, to minimize their inventory risk, our manufacturers may not order components from third-party suppliers with adequate lead time, thereby impacting our ability to meet our demand forecast. If we fail to manage our relationship with our manufacturers effectively, or if they experience operational difficulties, our ability to ship products to our customers and distributors could be impaired, and our competitive position and reputation could be harmed. If we receive shipments of products that fail to comply with our technical specifications, which have been compromised in some manner (specifically integrated circuit chips), or that fail to conform to our quality control standards, and if we are not able to obtain replacement products in a timely manner, we risk revenue losses from the inability to sell those products, increased administrative and shipping costs, and lower profitability. Additionally, if defects are not discovered until after consumers take delivery of our products, those customers could lose confidence in the technical attributes of our products, and our business could be harmed. Although arrangements with these partners may contain provisions for warranty expense reimbursement, we may remain responsible to the customer for warranty service in the event of product defects and could experience an unanticipated product defect or warranty liability. While we rely on partners to adhere to our supplier code of conduct, material violations of the supplier code of conduct could occur.

We have been and could continue to be affected by ongoing global economic impacts, and such impacts could continue to have an adverse effect on our business operations, results of operations, cash flows, and financial condition.

Adverse economic or market conditions, and perceptions or expectations about current or future conditions, such as inflation, rising interest rates, fluctuations in foreign currency exchange rates, recessions, economic sanctions, natural disasters, epidemics or pandemics, political instability, wars, including the conflicts in Ukraine and Israel, are beyond our control and could negatively affect our business and financial condition. These economic conditions and global events have caused, and may in the future cause, disruptions and volatility in global financial markets, create disruption in customer demand and global supply chains, increase delinquency rates and write offs of customer accounting receivable and other unforeseen consequences. While recently improving from 2022 levels, our ability to obtain adequate supply of semiconductor components has impacted our ability to service customer demand in a timely manner. The temporary imbalance in supply and demand creates business uncertainties that include costs and availability. Efforts continue with suppliers to improve supply resiliency, including the approval of alternate sources. Recently, inflation in our raw materials and component costs, freight charges, and labor costs have increased above historical levels, due to, among other things, the continuing impacts of the uncertain economic environment. We may or may not be able to fully recover these increased costs through pricing actions with our customers. Currently, we have not identified any significant decrease in long-term customer demand for our products and services. Certain of our customer projects have experienced delays in deliveries, with revenues originally forecasted in prior periods shifting to future periods.

We face competition, which may result in a loss of market share or price erosion of our products and services.

We face competitive pressures from a variety of companies in each of the markets we serve. Some of our present and potential future competitors have, or may have, substantially greater financial, marketing, technical, or manufacturing resources and, in some cases, have greater name recognition, customer relationships, and experience. These competitors may sell products and services at lower prices in order to gain or grow market share, be able to respond more quickly to new or emerging technologies and changes in customer requirements and may have made or make strategic acquisitions or establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers. Other companies may also drive technological innovation and develop products and services that are equal in quality and performance or superior to our products and services, which could reduce our market position, reduce our overall sales, and require us to invest additional funds in new technology development. In addition, our products and services may experience price erosion if low-cost providers expand their presence in our markets, improve their quality, or form alliances or cooperative relationships with our competitors, or if our products and services become commoditized. For example, some utilities may purchase meters separately from the technology and components that enable network connectivity. The specifications for such meters may require interchangeability, which could lead to further commoditization of the meter, which could negatively impact prices and margins. Other events outside our control may also drive pressure on prices, including movement away from manually read meters, government programs, and new construction. Should we fail to compete successfully with current or future competitors or to adequately manage pricing pressure, we could experience material adverse effects on our business, financial condition, results of operations, and cash flows.

If we cannot continue to invest in developing competitive products and services, we may not be able to compete effectively.

Our future success could depend, in part, on our ability to continue to develop, design and manufacture competitive products and services, enhance and sustain our existing products and services, keep pace with technological advances and changing customer requirements, gain international market acceptance, and manage other factors in the markets in which we sell our products and services. Product and service development may require continued investment to maintain our competitive position, and the periods in which we incur significant research and development costs may drive variability in our results of operations. We may not have the necessary capital, or access to capital at acceptable terms, to make these investments. We have made, and expect to continue to make, substantial investments in technology development. However, we may experience unforeseen problems in the development or performance of our technologies or products, which can prevent us from meeting our research and development schedules. New products often require certifications or regulatory approvals before the products can be used, and we cannot be certain our new products will be approved in a timely manner, or at all. Finally, we may not achieve market acceptance of our new products and services.

If we are unable to maintain a high level of customer satisfaction, demand for our products and services could suffer.

We believe our success depends on our ability to understand and address our customers' requirements and concerns. This includes our ability to effectively articulate and demonstrate to customers how our products and services meet their needs and to deliver our products timely as committed, with a sufficient level of quality. We face concerns about the security of our products and services and our ability to adequately protect our customers' data and their customers' data, specifically regarding detailed energy usage information. In addition, we continue to work toward easing general concerns about the safety and perceived health risks of using radio frequency communications, as well as privacy concerns of monitoring home appliance energy usage, which have had some adverse publicity in the past. If we were unable to overcome these real and perceived risks, we could face customer dissatisfaction, dilution of our brand, decreased overall demand for our services, and loss of revenue. In addition, our inability to meet customer performance, safety, and service expectations may damage our reputation and could consequently limit our ability to retain existing customers and attract new customers, which would adversely affect our ability to generate revenue and unfavorably impact our operating results.

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

Business interruptions could adversely affect our business, financial condition, and results of operations.

Our worldwide operations could be subject to hurricanes, tornadoes, earthquakes, floods, fires, extreme weather conditions, medical epidemics or pandemics, geopolitical instability, cybersecurity attacks, including ransomware, business email compromise, and distributed denial of service (DDoS), or other natural or man-made disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our business, financial condition, and results of operations.

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

We have inventory, intangible assets, long-lived assets, and goodwill that are susceptible to valuation adjustments as a result of changes in various factors or conditions, which could impact our results of operations and financial condition. Factors that could trigger an impairment of such assets include the following:
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

As of December 31, 2023, our total outstanding indebtedness was $460.0 million as described under Liquidity and Capital Resources. Our current credit facility, originally entered on January 5, 2018 (as amended, the 2018 credit facility) allows us to draw on a $500.0 million revolving line of credit. This indebtedness could have important consequences to us, including:
•increasing our vulnerability to general economic and industry conditions
•requiring a substantial portion of our cash flow used in operations to be dedicated to the payment of principal and interest, therefore reducing our liquidity and our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities
•requiring us to meet specified financial ratios, a failure of which may result in restrictions on us and our subsidiaries to take certain actions or result in the declaration of an event of default, which, if not cured or waived, could require acceleration of required payments against such indebtedness and result in cross defaults under our other indebtedness
•exposing us to the risk of increased market interest rates, and corresponding increased interest expense, as unhedged borrowings under the 2018 credit facility would be at variable rates of interest
•limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes

Our 2018 credit facility places restrictions on our ability, and the ability of many of our subsidiaries, dependent on meeting specified financial ratios, to, among other things:

• incur more debt	• pay dividends, make distributions, and repurchase capital stock
• make certain investments	• create liens
• execute transactions with affiliates	• execute sale lease-back transactions
• merge or consolidate	• transfer or sell assets

Our ability to make scheduled payments on and/or to refinance our indebtedness depends on, and is subject to, our financial and operating performance, which is influenced in part by general economic, financial, competitive, legislative, regulatory, counterparty business, and other risks that are beyond our control, including the availability of financing in the U.S. banking system and capital markets. We cannot be certain that our business will generate sufficient cash flow from operations or that future borrowings will be available to us in an amount sufficient to enable us to service our debt, to refinance our debt, or to fund our other liquidity needs on commercially reasonable terms or at all.

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

Our strategy may lead to acquisitions, divestitures, and investments, which we may not be able to execute or integrate successfully.

In pursuing our business strategy, we may conduct discussions, evaluate companies, and enter into agreements regarding possible acquisitions, divestitures, or equity investments. We have completed acquisitions and may make investments in the future, both within and outside of the United States. We may also execute divestitures. Acquisitions, investments, and divestitures involve numerous risks such as the diversion of senior management's attention; unsuccessful integration of the acquired or disintegration of the divested entity's personnel, operations, technologies, and products; unidentified or identified but non-indemnified pre-closing liabilities that we may be responsible for; incurrence of significant expenses to meet an acquiree's customer contractual commitments; lack of market acceptance of new services and technologies; undiscovered cybersecurity breaches; difficulties in operating businesses in international legal jurisdictions; or transaction-related or other litigation, and other liabilities. Failure to adequately address these issues could result in the diversion of resources and adversely impact our ability to manage our business. In addition, acquisitions and investments in third parties may involve the assumption of obligations and liabilities, significant write-offs, or other charges associated with the acquisition or investment. Impairment of an investment, goodwill, or an intangible asset may result if these risks were to materialize. For investments in entities that are not wholly owned by Itron, such as joint ventures, a loss of control as defined by GAAP could result in a significant change in accounting treatment and a change in the carrying value of the entity. There can be no assurance that an acquired business may perform as expected, accomplish our strategic objectives, or generate significant revenues, profits, or cash flows. Any divestiture could result in disruption to other parts of our business, potential loss of employees or customers, exposure to unanticipated liabilities, or result in ongoing obligations and liabilities following any such divestiture. For example, in connection with a divestiture, we may enter into transition services agreements or other strategic relationships, including long-

term commercial arrangements, sales arrangements, or agree to provide certain indemnities to the purchaser in any such transaction, which may result in additional expense and may adversely affect our financial condition and results of operations.

Our customer contracts are complex and contain provisions that could cause us to incur penalties, be liable for damages, and/or incur unanticipated expenses with respect to the functionality, deployment, operation, and availability of our products and services.

In addition to the risk of unanticipated warranty or recall expenses, our customer contracts may contain provisions that could cause us to incur penalties, be liable for damages including liquidated damages, or incur other expenses if we experience difficulties with respect to the functionality, deployment, operation, security, or availability of our products and services. Some of these contracts contain long-term commitments to a set schedule of delivery or performance and require us to deliver standby letters of credit or bonds as a guarantee to the customer for our future performance. If we fail in our estimated schedule or we fail in our management of the project, this may cause delays in completion. In the event of late deliveries, late or improper installations or operations, failure to meet product or performance specifications or other product defects, or interruptions or delays in our managed service offerings, our customer contracts may expose us to penalties, liquidated damages, and other liabilities. In the event we were to incur contractual penalties, such as liquidated damages or other related costs that exceed our expectations, our business, financial condition, and operating results could be materially and adversely affected. Additionally, if we were to determine that products and/or services to be delivered under a specific component of a customer contract would result in a loss due to expected revenues estimated to be less than expected costs, we could be required to recognize a reduction of revenue in the period we made such determination, and such reduction could be material to our results of operations.

We are subject to international business uncertainties, obstacles to the repatriation of earnings, and foreign currency fluctuations.

A portion of our revenue is derived from operations conducted outside the United States. International sales and operations may be subjected to risks such as the imposition of government controls, government expropriation of facilities, lack of a well-established system of laws and enforcement of those laws, access to a legal system free of undue influence or corruption, political instability, terrorist activities, restrictions on the import or export of critical technology, or adverse tax burdens.

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

Effective internal controls are necessary for us to provide reliable and accurate financial reports and effectively prevent fraud. We have devoted significant resources and time to comply with the internal control over financial reporting requirements of the Sarbanes-Oxley Act. In addition, Section 404 under the Sarbanes-Oxley Act requires that our auditors attest to the operating effectiveness of our controls over financial reporting. Our compliance with the annual internal control report requirement for each fiscal year will depend on the effectiveness of our financial reporting, data systems, and controls across our operating subsidiaries. Furthermore, an important part of our growth strategy has been, and may continue to be, the acquisition of complementary businesses, and we expect these systems and controls to become increasingly complex to the extent that we integrate acquisitions and our business grows. Likewise, the complexity of our transactions, systems, and controls may become more difficult to manage. In addition, new accounting standards may have a significant impact on our financial statements in future periods, requiring new or enhanced controls. We cannot be certain that we won't experience deficiencies in the design, implementation, and maintenance of adequate controls over our financial processes and reporting in the future, especially for acquisition targets that may not have been required to comply with Section 404 of the Sarbanes-Oxley Act prior to the date of acquisition.

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

While we believe our patents and other intellectual property have significant value, it is uncertain that this intellectual property or any intellectual property acquired or developed by us in the future will provide meaningful competitive advantages. There can be no assurance our patents or pending applications will not be challenged, invalidated, or circumvented by competitors or that rights granted thereunder will provide meaningful proprietary protection. Moreover, competitors may infringe on our patents or successfully avoid them through design innovation. To combat infringement or unauthorized use of our intellectual property, we may initiate litigation, which can be expensive and time-consuming. In addition, in an infringement proceeding a court may decide that a patent or other intellectual property right of ours is not valid or is unenforceable or may refuse to stop the other party from using the technology or other intellectual property right at issue on the grounds that it is non-infringing or the legal requirements for an injunction have not been met. We could also lose our right to use marks and brand names, which might diminish our ability to compete in the United States and other markets. Policing unauthorized use of our intellectual property is difficult and expensive, and we cannot provide assurance that we will be able to prevent misappropriation of our proprietary rights, particularly in countries that do not protect such rights in the same manner as in the United States.

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

If we were unable to protect our information technology infrastructure and network against data corruption, cyber-based attacks or network security incidents caused by unauthorized access, we could be exposed to an increased risk of customer liability and reputational damage.

We rely on various information technology systems to capture, process, store, and report data and interact with customers, vendors, and employees. Despite taking steps to secure all information and transactions, our information technology systems, and those of our third-party providers, may be subject to corruption from cyber-attacks or other network security incidents. In addition to threats from traditional computer hackers, we also face threats from sophisticated organized crime, nation-state, and nation-state-supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risk to our systems (including those hosted by third-party providers) and internal networks. Ransomware and cyber extortion attacks, including those perpetrated by organized crime, nation-state, and nation-state-supported actors, are becoming increasingly prevalent and severe and could lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Any unauthorized access to our systems could result in misappropriation of the data or disruption of operations. In addition, hardware, operating system software, software libraries, and applications that we procure from third parties may contain defects in design or manufacturing that could interfere with the operation of the systems or include security vulnerabilities that may be exploited by attackers to compromise our systems and data. Misuse of internal applications; theft of intellectual property, trade secrets, or other corporate assets; and inappropriate disclosure of confidential or personal information could stem from such incidents.

In addition, an increasing number of our products and services connect to and are part of the IIoT, the internet, telecommunications networks, and public cloud services. As such, the products and services we offer may involve the transmission of large amounts of sensitive and proprietary information over public and private communications networks, as well as the processing and storage of confidential and personal customer data. While we attempt to provide adequate security measures to safeguard our products and services, techniques used to gain unauthorized access to or to sabotage systems are constantly evolving and therefore may not be recognized before they take effect. Unauthorized access, remnant data exposure, computer viruses, DDoS attacks, accidents, employee error or malfeasance, intentional misconduct by computer hackers, and other disruptions may occur. This could lead to gaps in infrastructure, hardware and software vulnerabilities, and security controls. The exposed or unprotected data could be compromised and (i) interfere with the delivery of services to our customers, (ii) impede our customers' ability to do business, or (iii) expose information to unauthorized third parties. Like many companies, we are the target of cyber-attacks of varying degrees of severity. We have not incurred any material cyber-attacks or incidents, nor have we had any material adverse effects on our operating results or financial condition. However, there can be no assurance of a similar result in future security incidents.

As a company that processes confidential information related to our clients, vendors, and employees, including customer data and personally identifiable information, we are subject to compliance obligations under federal, state and foreign privacy, data protection, and cybersecurity-related laws, including federal, state and foreign security breach notification laws applicable to such data. These laws, which include the European Union (EU) General Data Protection Regulation (GDPR) and the California Privacy Rights Act of 2020 (CPRA), impact our data processing activities and obligations as both a data controller and data processor.

Complying with privacy, data protection, and cybersecurity laws and requirements, including the enhanced obligations imposed by the GDPR and state privacy laws such as the CPRA, may result in significant increases to our business costs and impact our business practices. Failing to comply with privacy, data protection, and cybersecurity laws and regulations could have a materially adverse effect on our reputation, results of operations or financial condition, or other adverse consequences.

The occurrence of security incidents could expose us to an increased risk of lawsuits, loss of existing or potential customers, harm to our reputation, and increases in our security costs. Depending on the jurisdiction, security incidents could trigger notice requirements to impacted individuals and regulatory investigations leading to penalties and increased reputational harm. As public awareness of data security events and privacy violations by other companies increases, actual or perceived concerns about our privacy and data security compliance measures may damage our reputation, whether such concerns are valid or invalid.

The future enactment of more restrictive laws, rules or regulations and future enforcement actions or investigations could have materially adverse impacts, such as increased costs and restrictions on our businesses.

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

Financial and Market Risks

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to fluctuate.

The 2018 credit facility bears, and other indebtedness we may incur in the future may bear, interest at a variable rate. As a result, at any given time interest rates on the 2018 credit facility and any other variable rate debt could be higher or lower than current levels. If interest rates increase, our debt service obligations on our variable rate indebtedness may increase even though the amount borrowed remains the same, and therefore net income and associated cash flows, including cash available for servicing our indebtedness, may correspondingly decrease. While we continually monitor and assess our interest rate risk relative to the value of related debt and have previously entered into derivative instruments to manage such risk, these instruments could be ineffective at mitigating all or a part of our risk, including changes to the applicable margin under our 2018 credit facility. At December 31, 2023, there were no outstanding loan balances under the credit facility.

The adoption of Secured Overnight Financing Rate (SOFR) may adversely affect our borrowing costs.

In line with requirements following the discontinuation of LIBOR as a reference rate, the 2018 credit facility was amended in the fourth quarter of 2022 to replace LIBOR with SOFR plus a credit spread of 10 basis points. Certain Itron interest rate derivatives and a portion of Itron indebtedness bear interest at variable interest rates, primarily now based on SOFR, which is subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. Also, the use of SOFR based rates is relatively new, and there could be unanticipated difficulties or disruptions with the calculation and publication of SOFR based rates. In particular, if the agent under the 2018 credit facility determines that SOFR Rates cannot be determined or the agent or the lenders determine that SOFR based rates do not adequately reflect the cost of funding the SOFR Loans, outstanding SOFR Loans will be converted into Replacement Rate Loans. This could result in increased borrowing costs for the Company if we utilize the credit facility. At December 31, 2023, there were no outstanding loan balances under the credit facility.

We have pension benefit obligations, which could have a material impact on our earnings, liabilities, and shareholders' equity and could have significant adverse impacts in future periods.

We sponsor both funded and unfunded defined benefit pension plans for our international employees, primarily in Germany, France, India, and Indonesia. Our general funding policy for these qualified pension plans is to contribute amounts sufficient to satisfy regulatory funding standards of the respective countries for each plan.

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

Beginning January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years, dependent upon the geography in which the expenditures are incurred. Although Congress has considered legislation that would defer, modify, or repeal the capitalization and amortization requirement, as of year-end no such deferral has been passed. The income tax provision has been prepared according to currently enacted tax legislation, including the effect of guidance issued in December 2023 that provided clarity regarding research providers and recipients.

In August 2022, the Inflation Reduction Act was signed into law, which made a number of changes to the Internal Revenue Code, including adding a 1% excise tax on stock buybacks by publicly traded corporations and a 15% minimum tax on adjusted financial statement income of certain large companies. The new 1% excise tax applies to share repurchase that occurred after December 31, 2022. The 15% minimum tax only applies to corporations with average book income in excess of $1 billion, so is not currently applicable.

The Organization for Economic Cooperation and Development (OECD) guidance under the Base Erosion and Profit Shifting (BEPS) initiative aims to minimize perceived tax abuses and modernize global tax policy, including the implementation of a global minimum effective tax rate of 15%. In December 2022, the Council of the European Union adopted OECD Pillar 2 for implementation by European Union member states by December 31, 2023. Legislation is in various stages of adoption, from formal legislative proposals to passage into law, in most countries where Itron has significant operations, and is expected to take effect for calendar year 2024. The OECD continues to release more guidance on these rules and framework and we are evaluating the impact to our financial position. These enactments or amendments could adversely affect our tax rate and ultimately result in a negative impact on our operating results and cash flows. Based upon preliminary calculations for calendar year 2024, the Company anticipates it will meet the safe harbors in most jurisdictions, and any remaining top-up tax should be immaterial.

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

Any violation of these or similar laws, intentional or unintentional, could result in fines and/or criminal penalties and have a material adverse effect on our business, financial condition, or results of operations. Further, we operate in some parts of the world that have experienced governmental corruption, and, in certain circumstances, local customs and practice might not be consistent with the requirements of anti-corruption laws. We remain subject to the risk that our employees, third party partners, or agents could engage in business practices that are prohibited by our policies and violate such laws and regulations.
Item 1B: Unresolved Staff Comments

None.

Item 1C: Cybersecurity

In order to address cybersecurity risks and threats, we have in place teams, processes, and programs for protecting company and customer information. We have an Information Security Steering Committee (ISSC), whose purpose is to oversee the overall information security program as well as product security and data protection. The ISSC consists of senior executives, including our CEO and CFO. The ISSC meets quarterly to discuss strategy and general updates and is advised by company personnel with expertise and experience in cybersecurity risk management. In the event of a significant cybersecurity or data privacy incident, the ISSC members are notified and updated on the status of the incident by an Incident Response Team.

We have a risk management process utilizing a Governance, Risk, and Compliance system. Our security program uses a "defense in depth" philosophy, meaning that multiple controls must be breached for an attack to be successful. We maintain a series of both protective and detective controls to ensure any breakdown or bypass of protection mechanisms is detected and escalated for response. We perform logging and monitoring across systems, directed to a centralized, secure logging system operated by the Information Security team. Significant events are assessed on a case-by-case basis for their potential impact and whether they could potentially become material.

We hold certifications to meet the requirements of our customers and regulators, such as ISO 27001, IEC62443, and others. In addition, Itron maintains SOC 1 and/or SOC 2 attestations for the majority of our customer-facing managed services businesses.

We maintain a cybersecurity incident policy, which provides guidelines for engaging our Board of Directors (the Board) in material cybersecurity incidents and events, including potential ransomware payments. Executive management reports on the status of the ISSC to the Board on a regular basis. At each Board meeting, a summary is provided covering the periodic assessment of Itron's Information Security Program. Semiannually, a summary is provided to the Board about Itron's internal response preparedness and assessments of risks. At each Board meeting, information regarding the current maturity level of the program, as measured against the National Institutes of Standards and Technology Cybersecurity Framework, is presented. Due to the nature of our business, a material security incident could have a significant impact on both our brand reputation and our ability to deliver services to our clients. During the period of this report, we have experienced no material cybersecurity incidents, nor any resulting materially adverse effects.

Item 2:    Properties
We own our headquarters facility, which is located in Liberty Lake, Washington.
The following table lists our major manufacturing facilities by region and location as of December 31, 2023:

Region	Location	Square Footage
North America	Oconee, SC (O) Waseca, MN(1) (L)	325,840 110,000
Europe, Middle East, and Africa	Chasseneuil, France(1) (O) Macon, France (O) Massy, France (L) Oldenburg, Germany (L) Asti, Italy (O)	160,027 203,513 64,357 90,212 55,834
Asia/Pacific	Bekasi, Indonesia (O)	113,222
(1) The closures of the Waseca, Minnesota and Chasseneuil, France facilities are included in the 2023 Restructuring Plan, which is expected to be substantially complete by early 2025. For further details regarding our restructuring activities, refer to Part II, Item 8: Financial Statements and Supplementary Data, Note 13: Restructuring.

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

In conjunction with the Actaris S.p.A. (Actaris) acquisition in April 2007, Itron assumed Actaris's environmental cleanup liability and the related legal recourse for the Frosinone site in Italy. This site was originally owned and operated by Schlumberger before Schlumberger contributed it to Actaris in the course of the spin off of Actaris from Schlumberger Industries S.p.A on August 1, 2001. Since 2001, Schlumberger has fully reimbursed Actaris, and Itron as successor to Actaris's interests, for the Frosinone site remediation costs pursuant to an indemnification agreement. In December 2022, Itron was presented with a remediation plan, which addressed the water contamination issues, with an estimated cost of $1.9 million. The proposal has not been approved by the Italian Authorities as of February 26, 2024. Due to increased remediation work and costs associated with the required cleanup activities, Itron recognized an additional $0.9 million in costs during the fourth quarter of 2023. Schlumberger, pursuant to the indemnification agreement, will fully reimburse Itron.

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
Performance Graph
The following graph compares the five-year cumulative total return to shareholders on our common stock with the five-year cumulative total return of our peer group of companies used for the year ended December 31, 2023, and the NASDAQ Composite Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Itron, Inc., the NASDAQ Composite Index, and Peer Groups

$350
$300
$250
$200
$150
$100
$50
$0
12/2018
12/2019
12/2020
12/2021
12/2022
12/2023
Itron, Inc.
NASDAQ Composite
2023 Peer Group

* $100 invested on December 31, 2018, in stock or index, including reinvestment of dividends.
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
The above presentation assumes $100 invested on December 31, 2018 in the common stock of Itron, Inc., the peer groups, and the NASDAQ Composite Index, with all dividends reinvested. With respect to companies in the peer groups, the returns of each such corporation have been weighted to reflect relative stock market capitalization at the beginning of each annual period plotted. The historical stock prices shown above for our common stock are not necessarily indicative of future price performance.

Each year, we reassess our peer group to identify global companies that are either direct competitors or have similar industry and business operating characteristics. Our 2023 peer group includes the following publicly traded companies: LM Ericsson Telephone Company, Landis+Gyr, Mueller Water Products, and Xylem, Inc.

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				In thousands
October 1, 2023 through October 31, 2023	—	$—	—	$100,000
November 1, 2023 through November 30, 2023	—	—	—	100,000
December 1, 2023 through December 31, 2023	—	—	—	100,000
Total	—		—

(1)Effective May 11, 2023, Itron's Board of Directors authorized a share repurchase program of up to $100 million of Itron's common stock over an 18-month period.
(2)    Excludes commissions.

Holders
At February 22, 2024, there were 147 holders of record of our common stock.

Dividends
Since the inception of the Company, we have not declared or paid cash dividends. We intend to retain future earnings for the development of our business and do not anticipate paying cash dividends in the foreseeable future.

Item 6:     [Reserved]

Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis compares the change in the consolidated financial statements for fiscal years 2023 and 2022 and should be read in conjunction with Item 8: Financial Statements and Supplementary Data. For comparisons of fiscal years 2022 and 2021, see our Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2022 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on February 27, 2023, and incorporated herein by reference.
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
Overview

We are a technology, solutions, and service company, and we are a leader in the Industrial Internet of Things (IIoT). We offer solutions that enable utilities and municipalities to safely, securely, and reliably operate their critical infrastructure. Our solutions include the deployment of smart networks, software, services, devices, sensors, and data analytics that allow our customers to manage assets, secure revenue, lower operational costs, improve customer service, improve safety, and enable efficient management of valuable resources. Our comprehensive solutions and data analytics address the unique challenges facing the energy, water, and municipality sectors, including increasing demand on resources, non-technical loss, leak detection, environmental and regulatory compliance, and improved operational reliability.

We operate under the Itron brand worldwide and manage and report under three operating segments: Device Solutions, Networked Solutions, and Outcomes. The product and operating definitions of the three segments are as follows:

Device Solutions – This segment primarily includes hardware products used for measurement, control, or sensing. These products generally do not have communications capability or may be designed for use with non-Itron systems. Examples from the Device Solutions portfolio include: standard endpoints that are shipped without Itron communications, such as our standard gas, electricity, and water meters for a variety of global markets and adhering to regulations and standards within those markets, as well as our heat and allocation products; communicating meters that are not a part of an Itron end-to-end solution and designed to meet market requirements; and the implementation and installation of said hardware products.

Networked Solutions – This segment primarily includes a combination of communicating devices (e.g., smart meters, modules, endpoints, and sensors), network infrastructure, and associated head-end management and application software designed and sold as a complete solution for acquiring and transporting robust application-specific data. Networked Solutions includes products and software for the implementation, installation, and management of communicating devices and data networks. The Industrial Internet of Things (IIoT) solutions supported by this segment include automated meter reading (AMR); advanced metering infrastructure (AMI) for electricity, water and gas; distributed energy resource management (DERMs); smart grid and distribution automation; smart street lighting; and leak detection and applications for both gas and water systems. Our IIoT platform allows utility and smart city applications to be run and managed on a flexible multi-purpose network.

Outcomes – This segment primarily includes our value-added, enhanced software and services, artificial intelligence, and machine learning in which we enable grid edge intelligence and manage, organize, analyze, and interpret raw, anonymized data to improve decision making, maximize operational profitability, enhance resource efficiency, improve grid analytics, and deliver results for consumers, utilities, and smart cities. Outcomes supports high-value use cases, such as data management, grid operations, distributed intelligence, AMI operations, gas distribution and safety, water operations management, revenue assurance, DERMs, energy forecasting, consumer engagement, smart payment, and fleet energy resource management. Utilities leverage these outcomes to unlock the capabilities of their networks and devices, improve the productivity of their workforce, increase the reliability of their operations, manage and optimize the proliferation of distributed energy resources (DERs), address grid complexity, and enhance the customer experience. Revenue from these offerings are primarily recurring in nature and would include any direct management of Device Solutions, Networked Solutions, and other third-parties' products on behalf of our end customers.

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

Total Company Highlights

Highlights and significant developments for the year ended December 31, 2023 compared with the year ended December 31, 2022

•Revenues were $2.2 billion compared with $1.8 billion last year, an increase of $378.1 million, or 21%
•Gross margin was 32.8% compared with 29.1% last year
•Operating expenses increased $55.4 million, or 10%, compared with 2022
•Net income attributable to Itron, Inc. was $96.9 million compared with net loss of $9.7 million in 2022
•GAAP diluted EPS was $2.11 compared with loss per share of $0.22 in 2022
•Non-GAAP net income attributable to Itron, Inc. was $153.8 million compared with $51.0 million in 2022
•Non-GAAP diluted EPS was $3.36 compared with $1.13 in 2022
•Adjusted EBITDA increased $130.5 million, or 137%, to $225.6 million compared with $95.1 million in 2022
•Total backlog was $4.5 billion, and twelve-month backlog was $2.0 billion at December 31, 2023, compared with $4.5 billion and $2.1 billion at December 31, 2022

Credit Facility Amendment
On February 21, 2023, we entered into a sixth amendment to our credit facility that was originally executed on January 5, 2018 (the 2018 credit facility). This amendment modified debt covenant provisions to allow for the addback of non-recurring cash expenses related to restructuring charges incurred during the quarter ended March 31, 2023.

On October 13, 2023, we entered into a seventh amendment to extend the maturity date to October 18, 2026. However, that date may be advanced to December 14, 2025 if Itron does not settle or extend a sufficient portion of outstanding convertible notes, as detailed in the amendment. In addition, this amendment revises the interest cost, as follows:

Total Net Leverage Ratio	Interest Cost	Commitment Fee
Greater than 4.00	SOFR + 250 bps	40 bps
3.51 to 4.00	SOFR + 225 bps	35 bps
2.51 to 3.50	SOFR + 200 bps	30 bps
Less than or equal to 2.50	SOFR + 175 bps	25 bps

Refer to Item 8: Financial Statements and Supplementary Data, Note 6: Debt for further details.

2023 Restructuring Projects
On February 23, 2023, the Board of Directors of Itron approved a restructuring plan (the 2023 Projects). The 2023 Projects include activities that continue the Company's efforts to optimize its global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects are to be substantially complete by early 2025. Itron expects pre-tax restructuring charges of $51.7 million. Of the total estimated charge, approximately 95% will result in cash expenditures, and the remainder to non-cash impairment charges. The majority of the expenses were recognized during the first quarter of 2023. Once the 2023 Projects are substantially completed, Itron estimates $14-17 million in annualized savings. Certain of Itron's employees are represented by unions or works councils, which requires consultation, and potential restructuring projects may be subject to regulatory approval, both of which could impact the timing of planned savings in certain jurisdictions.

Stock Repurchase Authorization
Effective May 11, 2023, Itron's Board of Directors authorized a share repurchase program of up to $100 million of our common stock over an 18-month period (the 2023 Stock Repurchase Program). Repurchases will be made in the open market and pursuant to the terms of any Rule 10b5-1 plans that we may enter into, and in accordance with applicable securities laws. The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. There have been no repurchases under the 2023 Stock Repurchase Program through February 26, 2024.

Global Geopolitical and Economic Supply Chain Risk
Global economic impacts, such as pandemics and various ongoing conflicts around the world, may create disruption in customer demand and global supply chains, resulting in market volatility, which our management continues to monitor. In the aftermath of these types of events, global supply chains, including labor, struggle to keep pace with rapidly changing demand. While recently improving from 2022 levels, our ability to obtain adequate supply of semiconductor components has impacted our ability to service customer demand in a timely manner. The temporary imbalance in supply and demand creates business uncertainties that include costs and availability. Efforts continue with suppliers to improve supply resiliency, including the approval of alternate sources. Recently, inflation in our raw materials and component costs, freight charges, and labor costs have increased above historical levels due to, among other things, the continuing impacts of the uncertain economic environment. We may or may not be able to fully recover these increased costs through pricing actions with our customers. Currently, we have not identified any significant decrease in long-term customer demand for our products and services. Certain of our customer projects have experienced delays in deliveries, with revenues originally forecasted in prior periods shifting to future periods. For more information on risks associated with global economic challenges, please see our risk in Part I, Item 1A: Risk Factors.

While we have limited direct business exposure in areas with current conflict, such as Ukraine and Israel, military actions globally and any resulting sanctions could adversely affect the global economy, as well as further disrupt the supply chain. A major disruption in the global economy and supply chain could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. The extent and duration of the military action, sanctions, and resulting market and/or supply disruptions are impossible to predict but could be substantial, and our management continues to monitor these events closely.

Total Company GAAP and Non-GAAP Highlights and Endpoints Under Management:

	Year Ended December 31,
In thousands, except margin and per share data	2023	% Change	2022
GAAP
Revenues
Product revenues	$1,863,489	24%	$1,500,243
Service revenues	310,144	5%	295,321
Total revenues	2,173,633	21%	1,795,564

Gross profit	713,908	37%	522,189
Operating expenses	585,041	10%	529,628
Operating income (loss)	128,867	NM	(7,439)
Other income (expense)	(1,481)	82%	(8,304)
Income tax benefit (provision)	(29,068)	NM	6,196
Net income (loss) attributable to Itron, Inc.	96,923	NM	(9,732)

Non-GAAP(1)
Non-GAAP operating expenses	$521,328	12%	$463,766
Non-GAAP operating income	192,580	230%	58,423
Non-GAAP net income attributable to Itron, Inc.	153,786	202%	50,987
Adjusted EBITDA	225,584	137%	95,071

GAAP Margins and EPS
Gross margin
Product gross margin	30.7%		26.5%
Service gross margin	46.0%		42.1%
Total gross margin	32.8%		29.1%

Operating margin	5.9%		(0.4)%
Net income (loss) per common share - Basic	$2.13		$(0.22)
Net income (loss) per common share - Diluted	$2.11		$(0.22)

Non-GAAP EPS (1)
Non-GAAP diluted EPS	$3.36		$1.13

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

While the one-time sale of the platform and endpoints are primarily delivered via our Networked Solutions segment, our enhanced solutions, on-going monitoring, maintenance, software, analytics, and distributed intelligent applications are predominantly recognized in our Outcomes segment. We anticipate the opportunity to increase our penetration of Outcomes applications, software, and managed applications will increase as our endpoints under management increases. Management believes using the endpoints under management metric enhances insight of the strategic and operational direction of our Networked Solutions and Outcomes segments to serve clients for years after their one-time installation of an endpoint.

A summary of our endpoints under management is as follows:

	Year Ended December 31,
Units in thousands	2023	2022	2021
Endpoints under management	98,046	93,941	82,354

Results of Operations

Revenues and Gross Margin

The actual results of and effects of changes in foreign currency exchange rates on revenues and gross profit were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Year Ended December 31,
In thousands	2023	2022
Total Company
Revenues	$2,173,633	$1,795,564	$1,793	$376,276	$378,069
Gross profit	713,908	522,189	502	191,217	191,719

Revenues
Revenues increased $378.1 million in 2023 compared with 2022. Product revenues increased $363.2 million in 2023, and service revenues increased $14.8 million. Device Solutions increased by $17.0 million; Networked Solutions increased by $331.0 million; and Outcomes increased by $30.0 million when compared with the same period last year. Changes in currency exchange rates favorably impacted revenues by $1.8 million in 2023, primarily within Device Solutions.

No single customer represented more than 10% of total revenues for the years ended December 31, 2023 and 2022. Our 10 largest customers accounted for 36% of total revenues in 2023 and 32% of total revenues in 2022.

Gross Margin
Gross margin was 32.8% for 2023, compared with 29.1% in 2022. We were favorably impacted by product and solution mix and manufacturing efficiencies from increased volumes. Product sales gross margin increased to 30.7% in 2023 from 26.5% in 2022. Gross margin on service revenues increased to 46.0% from 42.1%.

Refer to Operating Segment Results section below for further detail on total company revenues and gross margin.

Operating Expenses

The actual results of and effects of changes in foreign currency exchange rates on operating expenses were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Year Ended December 31,
In thousands	2023	2022
Total Company
Sales, general and administrative	$312,779	$290,453	$603	$21,723	$22,326
Research and development	208,688	185,098	466	23,124	23,590
Amortization of intangible assets	18,918	25,717	58	(6,857)	(6,799)
Restructuring	43,989	(13,625)	138	57,476	57,614
Loss on sale of businesses	667	3,505	2,496	(5,334)	(2,838)
Goodwill impairment	—	38,480	281	(38,761)	(38,480)
Total operating expenses	$585,041	$529,628	$4,042	$51,371	$55,413

Operating expenses increased $55.4 million for the year ended December 31, 2023 as compared with the same period in 2022. This was due to an increase of $57.6 million in restructuring costs, of which $48.5 million was related to the 2023 Projects, as well as an increase of $23.6 million in research and development and a $22.3 million increase in sales, general and administrative expenses. The increases in sales, general and administrative and research and development expenses were primarily driven by increased labor costs, including variable compensation. The increase was partially offset by $38.5 million in goodwill impairment recognized in 2022, a $6.8 million decrease in amortization of intangible assets, and a $2.8 million decrease in loss on sale of businesses related to the sale to Dresser. Refer to Item 8: Financial Statements and Supplementary Data, Note 5: Goodwill, Note 13: Restructuring, and Note 18: Sale of Businesses for more details.

Other Income (Expense)

The following table shows the components of other income (expense):

	Year Ended December 31,
In thousands	2023	% Change	2022
Interest income	$9,314	254%	$2,633
Amortization of prepaid debt fees	(3,664)	5%	(3,499)
Other interest expense	(4,685)	45%	(3,225)
Interest expense	(8,349)	24%	(6,724)
Other income (expense), net	(2,446)	(42)%	(4,213)
Total other income (expense)	$(1,481)	(82)%	$(8,304)

Total other income (expense) for the year ended December 31, 2023 was a net expense of $1.5 million compared with $8.3 million in 2022, with the net decrease primarily driven by a $6.7 million increase in interest income.

Income Tax Provision

Our income tax expense/(benefit) was $29.1 million and $(6.2) million for the years ended December 31, 2023 and 2022. Our tax rate for the year ended December 31, 2023 differed from the U.S. federal statutory tax rate of 21% due to losses in jurisdictions for which no benefit is recognized because of valuation allowances on deferred tax assets, the level of profit or losses in domestic and international jurisdictions, stock-based compensation, and uncertain tax positions.

For additional discussion related to income taxes, refer to Item 8: Financial Statements and Supplementary Data, Note 11: Income Taxes.

Operating Segment Results

For a description of our operating segments, refer to Part I, Item 1: Business, Our Operating Segments included in this Annual Report on Form 10-K and the Overview section above. The following tables and discussion highlight significant changes in trends or components of each operating segment:

	Year Ended December 31,
In thousands	2023	% Change	2022
Segment revenues
Device Solutions	$455,726	4%	$438,710
Networked Solutions	1,450,291	30%	1,119,268
Outcomes	267,616	13%	237,586
Total revenues	$2,173,633	21%	$1,795,564

	Year Ended December 31,
	2023		2022
In thousands	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment gross profit and margin
Device Solutions	$105,917	23.2%	$61,778	14.1%
Networked Solutions	499,725	34.5%	361,975	32.3%
Outcomes	108,266	40.5%	98,436	41.4%
Total gross profit and margin	$713,908	32.8%	$522,189	29.1%

	Year Ended December 31,
In thousands	2023	% Change	2022
Segment operating expenses
Device Solutions	$40,227	15%	$35,075
Networked Solutions	130,804	15%	113,707
Outcomes	57,920	11%	52,189
Corporate unallocated	356,090	8%	328,657
Total operating expenses	$585,041	10%	$529,628

	Year Ended December 31,
	2023		2022
In thousands	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment operating income (loss) and operating margin
Device Solutions	$65,690	14.4%	$26,703	6.1%
Networked Solutions	368,921	25.4%	248,268	22.2%
Outcomes	50,346	18.8%	46,247	19.5%
Corporate unallocated	(356,090)	NM	(328,657)	NM
Total operating income (loss) and operating margin	$128,867	5.9%	$(7,439)	(0.4)%

Device Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Device Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Year Ended December 31,
In thousands	2023	2022
Device Solutions Segment
Revenues	$455,726	$438,710	$3,845	$13,171	$17,016
Gross profit	105,917	61,778	565	43,574	44,139
Operating expenses	40,227	35,075	155	4,997	5,152

Revenues
Revenues increased by $17.0 million in 2023, or 4%, compared with 2022. The increase was mainly due to the growth in Europe, Middle East, and Africa (EMEA) water sales of $47.5 million. There were decreases in other product lines, mainly from our sale of certain Gas product lines from our manufacturing and business operations in Europe and North America to Dresser during the first quarter of 2022. This accounted for $15.3 million of the decrease. In addition, we discontinued the production of certain legacy Electric products in Asia Pacific and EMEA. Changes in foreign currency exchange rates favorably impacted revenues by $3.8 million.

Gross Margin
Gross margin was 23.2% in 2023 compared with 14.1% in 2022. The 910 basis point increase was primarily due to improved price cost dynamics. There were also improved manufacturing efficiencies and product mix.

Operating Expenses
Operating expenses increased $5.2 million, or 15%, in 2023 compared with 2022. The increase was primarily due to an increase in research and development and marketing costs stemming from higher variable compensation.

Networked Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Networked Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Year Ended December 31,
In thousands	2023	2022
Networked Solutions Segment
Revenues	$1,450,291	$1,119,268	$(1,833)	$332,856	$331,023
Gross profit	499,725	361,975	(182)	137,932	137,750
Operating expenses	130,804	113,707	16	17,081	17,097

Revenues
Revenues increased by $331.0 million, or 30%, in 2023 compared with 2022. The increase was primarily due to the ramp of new and existing customer deployments and improving component supply enabling our ability to fulfill more customer demand. This includes higher product revenue of $329.4 million and higher service revenue of $1.6 million.

Gross Margin
Gross margin was 34.5% in 2023 compared with 32.3% in 2022. The increase of 220 basis points was primarily due to favorable product and solutions mix, improved operational efficiencies, and improving price cost dynamics.

Operating Expenses
Operating expenses increased by $17.1 million, or 15%, in 2023 compared with 2022. The increase was primarily driven by higher research and development and marketing costs.

Outcomes

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Outcomes segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Year Ended December 31,
In thousands	2023	2022
Outcomes Segment
Revenues	$267,616	$237,586	$(219)	$30,249	$30,030
Gross profit	108,266	98,436	119	9,711	9,830
Operating expenses	57,920	52,189	23	5,708	5,731

Revenues
Revenues increased $30.0 million, or 13%, in 2023 compared with 2022. The increase in revenue was driven by higher hardware sales, managed services, grid operations, and distributed energy management. Changes in foreign currency exchange rates unfavorably impacted revenues by $0.2 million.

Gross Margin
Gross margin decreased to 40.5% in 2023 compared with 41.4% for last year. The 90 basis point decrease was driven by increased variable compensation costs, which was partially offset by favorable revenue mix and foreign exchange.

Operating Expenses
Operating expenses increased $5.7 million, or 11%, in 2023 compared with 2022. This increase was primarily related to increased research and development investment and marketing costs.

Corporate unallocated

Operating expenses not directly associated with an operating segment are classified as Corporate unallocated. These expenses increased $27.4 million in 2023 as compared with 2022. This was due to an increase of $57.6 million in restructuring related primarily to the 2023 Projects, as well as $15.1 million increase in sales, general and administrative expenses. The increase in sales, general, and administrative expenses was primarily driven by increased labor costs, including variable compensation. The increases were partially offset by $38.5 million in goodwill impairment within our Device Solutions reporting unit, recognized in 2022. Amortization of intangible assets decreased $6.8 million as compared with 2022. Refer to Item 8: Financial Statements and Supplementary Data Note 5: Goodwill and Note 13: Restructuring for more details.

Financial Condition

Cash Flow Information

	Year Ended December 31,
In thousands	2023	2022	2021
Cash provided by operating activities	$124,971	$24,500	$154,794
Cash provided by (used in) investing activities	(23,308)	40,516	(34,884)
Cash used in financing activities	(3,508)	(18,737)	(152,887)
Less: Cash classified within assets held for sale	—	—	(9,750)
Effect of exchange rates on cash and cash equivalents	1,887	(6,851)	(1,627)
Increase (decrease) in cash and cash equivalents	$100,042	$39,428	$(44,354)

Cash and cash equivalents at December 31, 2023 was $302.0 million compared with $202.0 million at December 31, 2022. The $100.0 million increase in cash and cash equivalents in the 2023 period was primarily the result of increase in cash flows from operating activities in 2023, slightly offset by an increase in cash paid for acquisition of property, plant, and equipment.

Operating activities
Cash provided by operating activities in 2023 was $100.5 million higher than in 2022. This increase was primarily due to increased earnings and lower variable compensation payments in 2023, partially offset by changes in working capital (current assets less current liabilities) compared with 2022.

Investing activities
Net cash used in investing activities in 2023 was $23.3 million, compared with net cash provided by investing activities in 2022 of $40.5 million. This movement was primarily related to net cash proceeds received from the sale of certain Gas product lines from our Device Solutions manufacturing and business operations in Europe and North America to Dresser for $55.9 million in 2022, along with $7.1 million increased purchases of property, plant, and equipment in 2023.

Financing activities
Net cash used in financing activities during 2023 was $3.5 million, compared with $18.7 million. In 2022, we repurchased shares of Itron common stock totaling $17.0 million, and there were no repurchases in 2023.

Cash classified within assets held for sale
Cash classified within assets held for sale was $9.8 million as of December 31, 2021, which was related to the sale of certain Gas product lines from our Device Solutions manufacturing and business operations in Europe and North America to Dresser, which closed on February 28, 2022.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations resulted in an increase of $1.9 million in 2023 and a decrease of $6.9 million in 2022. Our foreign currency exposure relates to non-U.S. dollar denominated balances in our international subsidiary operations.

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

	Year Ended December 31,
In thousands	2023	2022
Cash provided by operating activities	$124,971	$24,500
Acquisitions of property, plant, and equipment	(26,884)	(19,747)
Free cash flow	$98,087	$4,753

Free cash flow increased due to higher operating cash flow, partially offset by higher spending for property, plant, and equipment. See the cash flow discussion of operating and investing activities above.

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

Stock Offering
On March 12, 2021, we closed the sale of 4,472,222 shares of our common stock in a public offering, resulting in net proceeds to us of $389.4 million, after deducting underwriters' discounts of the offering, and we closed the sale of the convertible notes in a private placement to qualified institutional buyers, resulting in net proceeds to us of $448.5 million after deducting initial purchasers' discounts of the offering. Concurrently with the issuance of the convertible notes, we entered into the convertible note hedge transactions and warrant transactions. For further description of these transactions, refer to Item 8: Financial Statements and Supplementary Data, Note 6: Debt and Note 14: Shareholders' Equity for further details of the convertible note hedge transactions and warrant transactions.

Borrowings
We originally entered into our credit facility on January 5, 2018 (together with the subsequent seven amendments, the 2018 credit facility). The 2018 credit facility provides a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million standby letter of credit sub-facility and a $50 million swingline sub-facility. At December 31, 2023, no amount was outstanding under the 2018 credit facility, and $59.1 million was utilized by outstanding standby letters of credit, resulting in $440.9 million available for borrowing or standby letters of credit under the revolver. At December 31, 2023, $240.9 million was available for additional standby letters of credit under the letter of credit sub-facility, and no amounts were outstanding under the swingline sub-facility. Amounts borrowed under the revolver may be repaid and reborrowed until the revolver's maturity on October 18, 2026, at which time all outstanding loans together with all accrued and unpaid interest must be repaid. However, that date may be advanced to December 14, 2025 if Itron does not settle or extend a sufficient portion of outstanding convertible notes, as detailed in the seventh amendment.

On March 12, 2021, we closed the sale of $460 million in convertible notes in a private placement to qualified institutional buyers. The convertible notes do not bear regular interest, and the principal amount does not accrete. The convertible notes will mature on March 15, 2026, unless earlier repurchased, redeemed, or converted in accordance with their terms.

For further description of our borrowings, refer to Item 8: Financial Statements and Supplementary Data, Note 6: Debt. Refer to Item 8: Financial Statements and Supplementary Data, Note 2: Earnings Per Share and Note 14: Shareholders' Equity for further details of the convertible note hedge transactions and warrant transactions.

For a description of our letters of credit and performance bonds, and the amounts available for additional borrowings or letters of credit under our lines of credit, including the revolver that is part of our credit facility, refer to Item 8: Financial Statements and Supplementary Data, Note 12: Commitments and Contingencies.

Restructuring
On September 17, 2020, our Board of Directors approved a restructuring plan (the 2020 Projects). The 2020 Projects include activities that continue our efforts to optimize global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects were substantially complete by the end of 2023, with an estimated $2 million in cash payments remaining as of December 31, 2023 and with cash outflows expected through 2025.

On October 29, 2021, our Board of Directors approved a restructuring plan (the 2021 Projects), which in conjunction with the announcement of the sale of certain Gas product lines from our Device Solutions manufacturing and business operations in Europe and North America to Dresser, (refer to Item 8: Financial Statements and Supplementary Data, Note 18: Sale of Businesses), includes activities to drive reductions in certain locations and functional support areas. These projects are expected to be substantially complete by the end of 2024, with an estimated $25 million in cash payments remaining as of December 31, 2023 and with cash outflows expected through 2025.

On February 23, 2023, our Board of Directors approved a restructuring plan (the 2023 Projects). The 2023 Projects include activities that continue Itron's efforts to optimize its global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects are expected to be substantially complete by early 2025, with an estimated $48 million in cash payments remaining as of December 31, 2023 and with cash outflows expected through 2027.

For the year ended December 31, 2023, we paid out $16.5 million related to all our restructuring projects. As of December 31, 2023, $72.4 million was accrued for these restructuring projects, of which $21.0 million is expected to be paid within the subsequent 12 months.

For further details regarding our restructuring activities, refer to Item 8: Financial Statements and Supplementary Data, Note 13: Restructuring.

Stock Repurchase Authorization
Effective May 11, 2023, Itron's Board of Directors authorized a share repurchase up to $100 million of our common stock over an 18-month period (the 2023 Stock Repurchase Program). Repurchases will be made in the open market pursuant to the terms of any Rule 10b5-1 plans that we may enter into, and in accordance with applicable securities laws. The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. There have been no repurchases under the 2023 Stock Repurchase Program through February 26, 2024.

Other contractual obligations and commitments
Operating lease obligations are disclosed in Item 8: Financial Statements and Supplementary Data, Note 19: Leases and do not include common area maintenance charges, real estate taxes, and insurance charges for which we are obligated. Amounts due under operating lease liabilities during 2024 are $16.6 million and are $34.9 million for 2025 and beyond.

We regularly enter into standard purchase orders in the ordinary course of business that may obligate us to purchase materials and other items but may not yet qualify for recognition in our Consolidated Balance Sheets. Purchase orders and other purchase obligations can include open-ended agreements that provide for estimated quantities over an extended delivery period. At December 31, 2023, purchase orders and other purchase obligations were $561.9 million, which includes capital expenditures of $10.1 million. The purchase orders may include durations longer than one year, but these long-term agreements generally contain termination clauses that could require payment if the commitments were canceled, and as such the total above is considered short-term as of December 31, 2023.

Other long-term liabilities consist of warranty obligations, estimated pension benefit payments, and other obligations. Estimated pension benefit payments include amounts to be paid from our assets for unfunded plans and reflect expected future service. The following table summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2023.

In thousands	Next 12 months	Beyond the next 12 months
Warranty obligations	$14,663	$7,501
Estimated pension benefit payments	4,088	63,887

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

Our cash income tax payments were as follows:

	Year Ended December 31,
In thousands	2023	2022
U.S. federal taxes paid	$28,440	$1,128
State income taxes paid	17,519	3,658
Foreign and local income taxes paid	8,591	7,129
Total income taxes paid	$54,550	$11,915

Based on current projections, we expect to pay, net of refunds, approximately $41 million in U.S. federal and state taxes and $25 million in foreign and local income taxes in 2024.

As of December 31, 2023, there was $59.6 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. As a result of recent changes in U.S. tax legislation, any repatriation in the future would not result in U.S. federal income tax. Accordingly, there is no provision for U.S. deferred taxes on this cash. If this cash were repatriated to fund U.S. operations, additional withholding tax costs may be incurred. Tax is only one of many factors that we consider in the management of global cash. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

Other Liquidity Considerations
In certain of our consolidated international subsidiaries, we have joint venture partners who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc., we consolidate them because we have a greater than 50% ownership interest and/or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. At December 31, 2023, $8.9 million of our consolidated cash balance was held in our joint venture entities. As a result, the minority shareholders of these entities have rights to their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from these entities.

As of December 31, 2023, we expect cash payments of approximately $60 million for variable compensation during the first quarter of 2024.

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
Revenue Recognition
Many of our revenue arrangements involve multiple performance obligations, consisting of hardware, software, and professional services such as implementation, project management, installation, consulting services, cloud services, and SaaS. These arrangements require us to determine the standalone selling price of the promised goods or services underlying each performance obligation and then allocate the total arrangement consideration among the separate performance obligations based on their relative standalone selling price. Revenues for each performance obligation are then recognized upon transfer of control to the customer at a point in time as products are shipped or received by a customer, or over time as services are delivered. The majority of our revenue is recognized at a point in time when products are shipped to or received by a customer. Certain contracts that contain multiple performance obligations may contain customer-specific terms and conditions that govern service level commitments, transfer of control, and variable consideration that may involve complex accounting considerations.
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

Many of our contracts with customers include variable consideration, which can include liquidated damage provisions, rebates and volume and early payment discounts, or software licenses sold where the amount of consideration is dependent on the number of endpoints deployed. We estimate variable consideration using the expected value method, taking into consideration contract terms, historical customer behavior, and historical sales. Some of our contracts with customers contain clauses for liquidated damages related to the timing of delivery or milestone accomplishments, which could become material in the event of failure to meet the contractual deadlines. At the inception of the arrangement and on an ongoing basis, we evaluate the probability of having to pay liquidated damages and the magnitude of such damages. In the case of liquidated damages, we also take into consideration progress towards meeting contractual milestones, including whether milestones have not been achieved, specified rates, if applicable, stated in the contract, and history of paying liquidated damages to the customer or similar customers.
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
Our contracts may be modified to add, remove, or change existing performance obligations or change the contract price. The accounting for modifications to our contracts involves assessing whether the products or services added to an existing contract are distinct and whether the pricing is at the standalone selling price. Products or services added that are not distinct are accounted for as if it were part of the existing contract. The effect of the modification on the transaction price and on the measure of progress is recognized as an adjustment to revenue as of the date of the modification (i.e., on a cumulative catch-up basis). Those products or services that are distinct are accounted for prospectively, either as a separate contract if the additional services are priced at the standalone selling price, or as a termination of the existing contract and creation of a new contract if not priced at the standalone selling price.
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

Restructuring
We recognize a liability for costs associated with an exit or disposal activity under a restructuring project at its fair value in the period in which the liability is incurred. Employee termination benefits considered post-employment benefits are accrued when the obligation is probable and estimable, such as benefits stipulated by human resource policies and practices or statutory requirements. If the employee must provide future service, such benefits are recognized ratably over the future service period. For contract termination costs, we recognize a liability upon the later of when we terminate a contract in accordance with the contract terms or when we cease using the rights conveyed by the contract, whichever occurs later.

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

Defined Benefit Pension Plans
We sponsor both funded and unfunded defined benefit pension plans for our international employees, primarily in Germany, France, India, and Indonesia. We recognize a liability for the projected benefit obligation in excess of plan assets or an asset for plan assets in excess of the projected benefit obligation. We also recognize the funded status of our defined benefit pension plans on our Consolidated Balance Sheets and recognize as a component of other comprehensive income (loss) (OCI), net of tax, the actuarial gains or losses and prior service costs or credits, if any, which arise during the period but are not recognized as components of net periodic benefit cost.

Several economic assumptions and actuarial data are used in calculating the expense and obligations related to these plans. The assumptions are updated annually at December 31 and include the discount rate, the expected remaining service life, the expected rate of return on plan assets, and the rate of future compensation increases. The discount rate is a significant assumption used to value our pension benefit obligation. We determine a discount rate for our plans based on the estimated duration of each plan's liabilities. For euro denominated defined benefit pension plans, which represent 84% of our projected benefit obligation, we use discount rates with consideration of the duration of each of the plans, using a hypothetical yield curve developed from euro-denominated AA-rated corporate bond issues. These bonds are assigned different weights to adjust their relative influence on the yield curve, and the highest and lowest yielding 10% of bonds are excluded within each maturity group. The discount rate used was 3.25%. The weighted average discount rate used to measure the projected benefit obligation for all of the plans at December 31, 2023 was 3.74%. A change of 100 basis points in the discount rate would change our projected benefit obligation by approximately $10.0 million. The financial and actuarial assumptions used at December 31, 2023 may differ materially from actual results due to changing market and economic conditions and other factors. These differences could result in a significant change in the amount of pension expense recognized in future periods.

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

Non-GAAP operating expenses and non-GAAP operating income – We define non-GAAP operating expenses as operating expenses excluding certain expenses related to the amortization of intangible assets, restructuring, loss on sale of businesses, strategic initiative expenses, software project impairment, Russian currency translation write-off, goodwill impairment, and acquisition and integration related expenses. We define non-GAAP operating income as operating income (loss) excluding the expenses related to the amortization of intangible assets, restructuring, loss on sale of businesses, strategic initiative expenses, software project impairment, Russian currency translation write-off, goodwill impairment, and acquisition and integration related expenses. Acquisition and integration related expenses include costs, which are incurred to affect and integrate business combinations, such as professional fees, certain employee retention and salaries related to integration, severances, contract terminations, travel costs related to knowledge transfer, system conversion costs, and asset impairment charges. We consider these non-GAAP financial measures to be useful metrics for management and investors because they exclude the effect of expenses that are not related to our core operating results. By excluding these expenses, we believe that it is easier for management and investors to compare our financial results over multiple periods and analyze trends in our operations. For example, in certain periods, expenses related to amortization of intangible assets may decrease, which would improve GAAP operating margins, yet the improvement in GAAP operating margins due to this lower expense is not necessarily reflective of an improvement in our core business. There are some limitations related to the use of non-GAAP operating expenses and non-GAAP operating income versus operating expenses and operating income (loss) calculated in accordance with GAAP. We compensate for these limitations by providing specific information about the GAAP amounts excluded from non-GAAP operating expense and non-GAAP operating income and evaluating non-GAAP operating expense and non-GAAP operating income together with GAAP operating expense and operating income (loss).

Non-GAAP net income and non-GAAP diluted EPS – We define non-GAAP net income as net income (loss) attributable to Itron, Inc. excluding the expenses associated with amortization of intangible assets, amortization of debt placement fees, restructuring, loss on sale of businesses, strategic initiative expenses, software project impairment, Russian currency translation write-off, goodwill impairment, acquisition and integration related expenses, and the tax effect of excluding these expenses. We define non-GAAP diluted EPS as non-GAAP net income divided by diluted weighted-average shares outstanding during the period calculated on a GAAP basis and then reduced to reflect the anti-dilutive impact of the convertible note hedge transactions entered into in connection with the 0% convertible notes due 2026 issued in March 2021. We consider these financial measures to be useful metrics for management and investors for the same reasons that we use non-GAAP operating income. The same limitations described above regarding our use of non-GAAP operating income apply to our use of non-GAAP net income and non-GAAP diluted EPS. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from these non-GAAP measures and evaluating non-GAAP net income and non-GAAP diluted EPS together with GAAP net income (loss) attributable to Itron, Inc. and GAAP diluted EPS.

Adjusted EBITDA – We define adjusted EBITDA as net income (loss) (a) minus interest income, (b) plus interest expense, depreciation and amortization, restructuring, loss on sale of businesses, strategic initiative expenses, software project impairment, Russian currency translation write-off, goodwill impairment, acquisition and integration related expenses, and (c) excluding income tax provision or benefit. Management uses adjusted EBITDA as a performance measure for executive compensation. A limitation to using adjusted EBITDA is that it does not represent the total increase or decrease in the cash balance for the period and the measure includes some non-cash items and excludes other non-cash items. Additionally, the items that we exclude in our calculation of adjusted EBITDA may differ from the items that our peer companies exclude when they report their results. We compensate for these limitations by providing a reconciliation of this measure to GAAP net income (loss).

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

TOTAL COMPANY RECONCILIATIONS	Year Ended December 31,
In thousands, except per share data	2023	2022
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$585,041	$529,628
Amortization of intangible assets	(18,918)	(25,717)
Restructuring	(43,989)	13,625
Loss on sale of businesses	(667)	(3,505)
Strategic initiative	5	(675)
Software project impairment	—	(8,719)
Russian currency translation write-off	—	(1,885)
Goodwill impairment	—	(38,480)
Acquisition and integration	(144)	(506)
Non-GAAP operating expenses	$521,328	$463,766

NON-GAAP OPERATING INCOME
GAAP operating income (loss)	$128,867	$(7,439)
Amortization of intangible assets	18,918	25,717
Restructuring	43,989	(13,625)
Loss on sale of businesses	667	3,505
Strategic initiative	(5)	675
Software project impairment	—	8,719
Russian currency translation write-off	—	1,885
Goodwill impairment	—	38,480
Acquisition and integration	144	506
Non-GAAP operating income	$192,580	$58,423

NON-GAAP NET INCOME & DILUTED EPS
GAAP net income (loss) attributable to Itron, Inc.	$96,923	$(9,732)
Amortization of intangible assets	18,918	25,717
Amortization of debt placement fees	3,489	3,323
Restructuring	43,989	(13,625)
Loss on sale of businesses	667	3,505
Strategic initiative	(5)	675
Software project impairment	—	8,719
Russian currency translation write-off	—	1,885
Goodwill impairment	—	38,480
Acquisition and integration	144	506
Income tax effect of non-GAAP adjustments (1)	(10,339)	(8,466)
Non-GAAP net income attributable to Itron, Inc.	$153,786	$50,987

Non-GAAP diluted EPS	$3.36	$1.13

Non-GAAP weighted average common shares outstanding - Diluted	45,836	45,305

TOTAL COMPANY RECONCILIATIONS	Year Ended December 31,
In thousands	2023	2022
ADJUSTED EBITDA
GAAP net income (loss) attributable to Itron, Inc.	$96,923	$(9,732)
Interest income	(9,314)	(2,633)
Interest expense	8,349	6,724
Income tax (benefit) provision	29,068	(6,196)
Depreciation and amortization	55,763	66,763
Restructuring	43,989	(13,625)
Loss on sale of businesses	667	3,505
Strategic initiative	(5)	675
Software project impairment	—	8,719
Russian currency translation write-off	—	1,885
Goodwill impairment	—	38,480
Acquisition and integration	144	506
Adjusted EBITDA	$225,584	$95,071

FREE CASH FLOW
Net cash provided by operating activities	$124,971	$24,500
Acquisitions of property, plant, and equipment	(26,884)	(19,747)
Free Cash Flow	$98,087	$4,753
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

Interest Rate Risk
We may be exposed to interest rate risk through our variable rate debt instruments, namely the multicurrency revolving line of credit. At December 31, 2023, we had no outstanding variable rate debt.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future if we were to have variable rate debt outstanding.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. Revenues denominated in functional currencies other than the U.S. dollar were 24% of total revenues for the year ended December 31, 2023, compared with 30% for the year ended December 31, 2022 and 38% for the year ended December 31, 2021. These transactions expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of December 31, 2023, a total of 42 contracts were offsetting our exposures from the euro, pound sterling,

Indonesian rupiah, Canadian dollar, Australian dollar, and various other currencies, with notional amounts ranging from $117,000 to $23.4 million.
In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 8:    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Itron, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Itron, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition — Revenue arrangements involving multiple performance obligations — Refer to Notes 1 and 17 to the financial statements

Critical Audit Matter Description

Many of the Company's revenue arrangements involve multiple performance obligations consisting of hardware, license of software, cloud services and SaaS and professional services such as software implementation services, project management services, installation services, consulting services, post-sale maintenance support, and extended or customer specific warranties. These contracts may contain customer-specific business terms and conditions, including service level commitments, variable consideration, and terms that govern when the customer has taken control. Additionally, these contracts may be modified from time to time as the Company delivers under the contract. These customer-specific business terms and conditions and modifications may involve complex accounting considerations, including determining whether the Company has enforceable rights and obligations, whether contract modifications represent new contracts or modification of existing contracts, whether certain performance obligations are distinct, and other considerations that may impact the timing of revenue recognition.

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
•For a sample of contracts with customers that included existing contracts, new contracts and contract modifications, we:
–Tested management's identification of customer-specific terms, whether the Company had enforceable rights and obligations, whether contract modifications represented new contracts or modifications to existing contracts, whether customer-specific terms introduced new or implied performance obligations, or other factors influencing the timing, nature and amount of revenue recognized, and assessed management's conclusions regarding accounting treatment. Our procedures included reading the selected contracts and inquiring of the Company's operational personnel to understand the nature of the contract and its business purpose, as well as evaluating management's conclusions.
–Evaluated whether the identified accounting conclusions were appropriately reflected in the revenue recognition computations and entries.
–Tested the accuracy and completeness of the data used in the computations and entries to record revenue.
–Tested mathematical accuracy of revenue recognition computations and entries.

Income Taxes — U.S. Valuation Allowance — Refer to Note 11 to the financial statements

Critical Audit Matter Description

In evaluating the Company's ability to realize its U.S. deferred tax assets, management considers all available favorable and unfavorable evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and the ability to carry losses to prior years. The Company will recognize valuation allowances to reduce deferred tax assets to the extent they believe it is more likely than not that a portion of such assets will not be realized. The most sensitive and critical factors in this determination are the projection, source, and character of future taxable income.

We identified the Company's determination of the realizability of U.S. deferred tax assets as a critical audit matter because there is significant judgment required by management, specifically considering the realization of U.S. losses before income taxes in recent years, to conclude that it is more likely than not that these U.S. deferred tax assets will be realized in future periods. In addition, the auditing of these elements involved complex and subjective auditor judgment, including the need to involve personnel with specialized skill and knowledge.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to evaluate management's determination that sufficient taxable income will be generated to realize U.S. deferred tax assets included the following, among others:

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
•We utilized personnel with specialized knowledge and skill in income taxes and accounting for income taxes under ASC 740 to assist in the evaluation of management's assessment of positive and negative evidence and their conclusion that it is more likely than not that the Company will realize the benefit of its U.S. deferred tax assets.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
February 26, 2024

We have served as the Company's auditor since 2016.

ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
In thousands, except per share data	2023	2022	2021
Revenues
Product revenues	$1,863,489	$1,500,243	$1,678,195
Service revenues	310,144	295,321	303,377
Total revenues	2,173,633	1,795,564	1,981,572
Cost of revenues
Product cost of revenues	1,292,170	1,102,475	1,231,230
Service cost of revenues	167,555	170,900	177,173
Total cost of revenues	1,459,725	1,273,375	1,408,403
Gross profit	713,908	522,189	573,169

Operating expenses
Sales, general and administrative	312,779	290,453	300,520
Research and development	208,688	185,098	197,235
Amortization of intangible assets	18,918	25,717	35,801
Restructuring	43,989	(13,625)	54,623
Loss on sale of businesses	667	3,505	64,289
Goodwill impairment	—	38,480	—
Total operating expenses	585,041	529,628	652,468

Operating income (loss)	128,867	(7,439)	(79,299)
Other income (expense)
Interest income	9,314	2,633	1,557
Interest expense	(8,349)	(6,724)	(28,638)
Other income (expense), net	(2,446)	(4,213)	(17,430)
Total other income (expense)	(1,481)	(8,304)	(44,511)

Income (loss) before income taxes	127,386	(15,743)	(123,810)
Income tax benefit (provision)	(29,068)	6,196	45,512
Net income (loss)	98,318	(9,547)	(78,298)
Net income attributable to noncontrolling interests	1,395	185	2,957
Net income (loss) attributable to Itron, Inc.	$96,923	$(9,732)	$(81,255)

Net income (loss) per common share - Basic	$2.13	$(0.22)	$(1.83)
Net income (loss) per common share - Diluted	$2.11	$(0.22)	$(1.83)

Weighted average common shares outstanding - Basic	45,421	45,101	44,301
Weighted average common shares outstanding - Diluted	45,836	45,101	44,301
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
In thousands	2023	2022	2021
Net income (loss)	$98,318	$(9,547)	$(78,298)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	15,550	(28,748)	(26,923)
Foreign currency translation adjustment reclassified to net income (loss) on sale or disposal of businesses	—	57,321	—
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	—	—	1,411
Pension benefit obligation adjustment	(2,066)	24,851	15,940
Total other comprehensive income (loss), net of tax	13,484	53,424	(9,572)

Total comprehensive income (loss), net of tax	111,802	43,877	(87,870)

Comprehensive income attributable to noncontrolling interests, net of tax	1,395	185	2,957

Comprehensive income (loss) attributable to Itron, Inc.	$110,407	$43,692	$(90,827)
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS

In thousands	December 31, 2023	December 31, 2022
ASSETS
Current assets
Cash and cash equivalents	$302,049	$202,007
Accounts receivable, net	303,821	280,435
Inventories	283,686	228,701
Other current assets	159,882	118,441
Total current assets	1,049,438	829,584

Property, plant, and equipment, net	128,806	140,123
Deferred tax assets, net	247,211	211,982
Other long-term assets	38,836	39,901
Operating lease right-of-use assets, net	41,186	52,826
Intangible assets, net	46,282	64,941
Goodwill	1,052,504	1,038,721
Total assets	$2,604,263	$2,378,078

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$199,520	$237,178
Other current liabilities	54,407	42,869
Wages and benefits payable	135,803	89,431
Taxes payable	8,636	15,324
Current portion of warranty	14,663	18,203
Unearned revenue	124,207	95,567
Total current liabilities	537,236	498,572

Long-term debt, net	454,827	452,526
Long-term warranty	7,501	7,495
Pension benefit obligation	63,887	57,839
Deferred tax liabilities, net	697	833
Operating lease liabilities	32,656	44,370
Other long-term obligations	176,028	124,887
Total liabilities	1,272,832	1,186,522

Equity
Preferred stock, no par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75,000 shares authorized, 45,512 and 45,186 shares issued and outstanding	1,820,510	1,788,479
Accumulated other comprehensive loss, net	(81,190)	(94,674)
Accumulated deficit	(428,409)	(525,332)
Total Itron, Inc. shareholders' equity	1,310,911	1,168,473
Noncontrolling interests	20,520	23,083
Total equity	1,331,431	1,191,556
Total liabilities and equity	$2,604,263	$2,378,078
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2021	40,444	$1,389,419	$(138,526)	$(434,345)	$816,548	$23,725	$840,273
Net income (loss)				(81,255)	(81,255)	2,957	(78,298)
Other comprehensive income (loss), net of tax			(9,572)		(9,572)	—	(9,572)
Stock options exercised	30	1,924			1,924		1,924
Restricted stock awards released net of repurchased shares for taxes	285	(804)			(804)		(804)
Issuance of stock-based compensation awards	9	856			856		856
Employee stock purchase plan	37	3,156			3,156		3,156
Stock-based compensation expense		22,762			22,762		22,762
Stock issued related to equity offering	4,472	389,419			389,419		389,419
Proceeds from sale of warrants		45,349			45,349		45,349
Purchases of convertible note hedge contracts, net of tax		(63,576)			(63,576)		(63,576)
Registration fee		(359)			(359)		(359)
Stock repurchase program	(125)	(8,028)			(8,028)		(8,028)
Other		(343)			(343)		(343)
Balances at December 31, 2021	45,152	1,779,775	(148,098)	(515,600)	1,116,077	26,682	1,142,759

Net income (loss)				(9,732)	(9,732)	185	(9,547)
Other comprehensive income (loss), net of tax			53,424		53,424	—	53,424
Distributions to noncontrolling interests					—	(3,784)	(3,784)
Stock options exercised	1	30			30		30
Restricted stock awards released net of repurchased shares for taxes	227	—			—		—
Issuance of stock-based compensation awards	16	952			952		952
Employee stock purchase plan	70	3,422			3,422		3,422
Stock-based compensation expense		20,929			20,929		20,929
Stock repurchase program	(280)	(16,629)			(16,629)		(16,629)
Balances at December 31, 2022	45,186	1,788,479	(94,674)	(525,332)	1,168,473	23,083	1,191,556

Net income				96,923	96,923	1,395	98,318
Other comprehensive income (loss), net of tax			13,484		13,484	—	13,484
Distributions to noncontrolling interests					—	(3,958)	(3,958)
Stock options exercised	18	830			830		830
Restricted stock awards released net of repurchased shares for taxes	242	—			—		—
Issuance of stock-based compensation awards	15	1,065			1,065		1,065
Employee stock purchase plan	51	2,844			2,844		2,844
Stock-based compensation expense		27,292			27,292		27,292
Balances at December 31, 2023	45,512	$1,820,510	$(81,190)	$(428,409)	$1,310,911	$20,520	$1,331,431

The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In thousands	2023	2022	2021
Operating activities
Net income (loss)	$98,318	$(9,547)	$(78,298)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangible assets	55,763	66,763	84,153
Non-cash operating lease expense	16,454	16,257	17,107
Stock-based compensation	28,357	21,881	23,618
Amortization of prepaid debt fees	3,664	3,499	18,253
Deferred taxes, net	(34,646)	(32,635)	(85,574)
Loss on sale of businesses	667	3,505	64,289
Loss on extinguishment of debt, net	—	—	10,000
Goodwill impairment	—	38,480	—
Restructuring, non-cash	385	(624)	8,744
Other adjustments, net	(169)	11,678	2,930
Changes in operating assets and liabilities, net of acquisitions and sale of businesses:
Accounts receivable	(19,494)	5,064	60,242
Inventories	(52,118)	(68,124)	(3,721)
Other current assets	(42,410)	(16,695)	41,461
Other long-term assets	2,317	(5,436)	4,515
Accounts payable, other current liabilities, and taxes payable	(43,657)	45,085	(23,330)
Wages and benefits payable	44,700	(21,749)	30,915
Unearned revenue	28,329	18,466	(29,366)
Warranty	(3,778)	(5,497)	(8,169)
Restructuring	29,866	(40,981)	15,967
Other operating, net	12,423	(4,890)	1,058
Net cash provided by operating activities	124,971	24,500	154,794

Investing activities
Net proceeds (payments) related to the sale of businesses	(772)	55,933	3,142
Acquisitions of property, plant, and equipment	(26,884)	(19,747)	(34,682)
Business acquisitions, net of cash and cash equivalents acquired	—	23	(8,670)
Other investing, net	4,348	4,307	5,326
Net cash provided by (used in) investing activities	(23,308)	40,516	(34,884)

Financing activities
Proceeds from borrowings	—	—	460,000
Payments on debt	—	—	(946,094)
Issuance of common stock	3,674	3,452	5,080
Proceeds from common stock offering	—	—	389,419
Proceeds from sale of warrants	—	—	45,349
Purchases of convertible note hedge contracts	—	—	(84,139)
Repurchase of common stock	—	(16,972)	(8,028)
Prepaid debt fees	(2,471)	(697)	(12,031)
Other financing, net	(4,711)	(4,520)	(2,443)
Net cash used in financing activities	(3,508)	(18,737)	(152,887)

Less: Cash classified within assets held for sale	—	—	(9,750)

Effect of foreign exchange rate changes on cash and cash equivalents	1,887	(6,851)	(1,627)
Increase (decrease) in cash and cash equivalents	100,042	39,428	(44,354)
Cash and cash equivalents at beginning of period	202,007	162,579	206,933
Cash and cash equivalents at end of period	$302,049	$202,007	$162,579

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$54,550	$11,915	$7,073
Interest	1,832	1,622	8,983
Non-cash operating, investing and financing activities:
Deferred tax on purchase of convertible note hedge contracts	—	—	20,563
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023

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

Financial Statement Preparation
The consolidated financial statements presented in this Annual Report include the Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Equity, and Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021 and the Consolidated Balance Sheets as of December 31, 2023 and 2022 of Itron, Inc. and its subsidiaries, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

Risks and Uncertainties
Global economic impacts, such as pandemics and various ongoing conflicts around the world, may create disruption in customer demand and global supply chains, resulting in market volatility, which our management continues to monitor. In the aftermath of these types of events, global supply chains, including labor, struggle to keep pace with rapidly changing demand. While recently improving from 2022 levels, our ability to obtain adequate supply of semiconductor components has impacted our ability to service customer demand in a timely manner. The temporary imbalance in supply and demand creates business uncertainties that include costs and availability. Efforts continue with suppliers to improve supply resiliency, including the approval of alternate sources. Recently, inflation in our raw materials and component costs, freight charges, and labor costs have increased above historical levels due to, among other things, the continuing impacts of the uncertain economic environment. We may or may not be able to fully recover these increased costs through pricing actions with our customers. Currently, we have not identified any significant decrease in long-term customer demand for our products and services. Certain of our customer projects have experienced delays in deliveries, with revenues originally forecasted in prior periods shifting to future periods.

While we have limited direct business exposure in areas with current conflict, such as Ukraine and Israel, military actions globally and any resulting sanctions could adversely affect the global economy, as well as further disrupt the supply chain. A major disruption in the global economy and supply chain could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. The extent and duration of the military action, sanctions, and resulting market and/or supply disruptions are impossible to predict but could be substantial, and our management continues to monitor these events closely.

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

Restricted Cash and Cash Equivalents
Cash and cash equivalents that are contractually restricted from operating use are classified as restricted cash and cash equivalents. We have $1.8 million that is pledged for standby letters of credit as of December 31, 2023.

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

Bonus
We have various employee bonus plans, which provide award amounts for the achievement of financial and nonfinancial targets. If management determines it is probable that the discretionary targets will be achieved and the amounts can be reasonably estimated, a compensation accrual is recognized based on the proportional achievement of the financial and nonfinancial targets. In addition, management or the Board of Directors may decide to grant monetary bonus awards, at their discretion, and accrue such awards when it becomes probable they will be paid.

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

Restructuring
We recognize a liability for costs associated with an exit or disposal activity under a restructuring project in the period in which the liability is incurred. Employee termination benefits considered postemployment benefits are accrued when the obligation is probable and estimable, such as benefits stipulated by human resource policies and practices or statutory requirements. If the employee must provide future service, such benefits are recognized ratably over the future service period. For contract termination costs, we recognize a liability upon the termination of a contract in accordance with the contract terms or the cessation of the use of the rights conveyed by the contract, whichever occurs later.

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

Many of our revenue arrangements involve multiple performance obligations as our hardware and services are often sold together. Separate contracts entered into with the same customer (or related parties of the customer) at or near the same time are accounted for as a single contract when one or more of the following criteria are met:
•The contracts are negotiated as a package with a single commercial objective.
•The amount of consideration to be paid in one contract depends on the price or performance of the other contract: or
•The goods or services promised in the contracts (or some goods or services promised in each of the contracts) are a single performance obligation.

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

Many of our contracts with customers include variable consideration, which can include liquidated damage provisions, rebates and volume and early payment discounts. Some of our contracts with customers contain clauses for liquidated damages related to the timing of delivery or milestone accomplishments, which could become material in the event of failure to meet the contractual deadlines. At the inception of the arrangement and on an ongoing basis, we evaluate the probability and magnitude of having to pay liquidated damages. We estimate variable consideration using the expected value method, taking into consideration contract terms, historical customer behavior, and historical sales. In the case of liquidated damages, we also take into consideration progress towards meeting contractual milestones, including whether milestones have not been achieved, specified rates, if applicable, stated in the contract, and history of paying liquidated damages to the customer or similar customers. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

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

Perpetual software licenses are a right to use intellectual property and are recognized at a point in time. Transfer of control is at the point at which it is available to the customer to download and use or upon receipt of customer acceptance. In certain contracts, software licenses may be sold with implementation services that include a significant service of integrating, customizing or modifying the software. In these instances, the software license is combined into single performance obligation with the implementation services and recognized over time as the implementation services are performed.

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

Professional services are typically billed monthly in arrears or as milestones are achieved. Other services, including cloud services and SaaS arrangements, are commonly billed annually upfront resulting in a contract liability.

Certain of our revenue arrangements include an extended or customer-specific warranty provision that covers all or a portion of a customer's replacement or repair costs beyond the standard warranty period. Whether or not the extended warranty is separately priced in the arrangement, such warranties are a separate good or service, and a portion of the transaction price is allocated to this extended warranty performance obligation. This revenue is recognized ratably over the extended warranty coverage period.

Hardware and software post-sale maintenance support fees are recognized ratably over the life of the related service contract. Support fees are typically billed in advance on an annual basis, resulting in a contract liability. Shipping and handling costs and incidental expenses billed to customers are recognized as revenue in the period incurred, with the associated cost charged to cost of revenues in the same period. We recognize sales, use, and value added taxes billed to our customers on a net basis.

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

Foreign Exchange
Our consolidated financial statements are reported in U.S. dollars. Assets and liabilities of international subsidiaries with non-U.S. dollar functional currencies are translated to U.S. dollars at the exchange rates in effect on the balance sheet date, or the last business day of the period, if applicable. Revenues and expenses for each subsidiary are translated to U.S. dollars using an average rate for the relevant reporting period. Translation adjustments resulting from this process are included, net of tax, in OCI. Gains and losses that arise from exchange rate fluctuations for monetary asset and liability balances that are not denominated in an entity's functional currency are included within other income (expense), net in the Consolidated Statements of Operations. Currency gains and losses of intercompany balances deemed to be long-term in nature or designated as a hedge of the net investment in international subsidiaries are included, net of tax, in OCI. Foreign currency losses, net of hedging, of $3.1 million, $2.9 million, and $3.2 million were included in other expenses, net, for the years ended December 31, 2023, 2022, and 2021.

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

Recent Accounting Standards Not Yet Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which amends the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual financial reporting in 2024 and interim financial reports for the first quarter of 2025, with early adoption permitted. These amendments are to be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact this standard will have on our consolidated financial statement disclosures for our reportable segment information.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends Income Taxes (Topic 740). The FASB issued this update to improve annual basis income tax disclosures related to (1) rate reconciliation, (2) income taxes paid, and (3) other disclosures related to pretax income (or loss) and income tax expense (or benefit) from continuing operations. The effective date for this amendment is January 1, 2025, with early adoption permitted. These amendments are to be applied on a prospective basis. Retrospective application is permitted. We are currently evaluating the impact this standard will have on our consolidated financial statement disclosures.

Note 2:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (EPS):

	Year Ended December 31,
In thousands, except per share data	2023	2022	2021
Net income (loss) available to common shareholders	$96,923	$(9,732)	$(81,255)

Weighted average common shares outstanding - Basic	45,421	45,101	44,301
Dilutive effect of stock-based awards	415	—	—
Dilutive effect of convertible notes	—	—	—
Weighted average common shares outstanding - Diluted	45,836	45,101	44,301
Net income (loss) per common share - Basic	$2.13	$(0.22)	$(1.83)
Net income (loss) per common share - Diluted	$2.11	$(0.22)	$(1.83)

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase our common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise and the future compensation cost associated with the stock award. Approximately 0.3 million, 0.7 million, and 0.5 million stock-based awards were excluded from the calculation of diluted EPS for the years ended December 31, 2023, 2022, and 2021, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Convertible Notes and Warrants
For our convertible notes issued in March 2021, the dilutive effect is calculated using the if-converted method. We are required, pursuant to the indenture governing our convertible notes, to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the convertible notes were converted. The average quarterly closing prices of our common stock for the year ended December 31, 2023 were used as the basis for determining the dilutive effect on EPS. The quarterly average closing prices for our common stock did not exceed the conversion price of $126.00, and therefore all associated shares were anti-dilutive.

In conjunction with the issuance of the convertible notes, we sold warrants to purchase 3.7 million shares of Itron common stock. The warrants have a strike price of $180.00 per share. For calculating the dilutive effect of the warrants, we use the treasury stock method. With this method, we assume exercise of the warrants at the beginning of the period, or at time of issuance if later, and the issuance of common stock upon exercise. Proceeds from the exercise of the warrants are assumed to be used to repurchase shares of our stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be exercised with the warrants less the number of shares repurchased, are included in diluted weighted average common shares outstanding. For periods where the warrants strike price of $180.00 per share is greater than the average share price of Itron stock for the period, the warrants would be anti-dilutive. For the year ended December 31, 2023, the quarterly average closing prices of our common stock did not exceed the warrant strike price and therefore 3.7 million shares were considered anti-dilutive.

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

Note 3:    Certain Balance Sheet Components

A summary of accounts receivable from contracts with customers is as follows:

Accounts receivable, net
In thousands	December 31, 2023	December 31, 2022
Trade receivables (net of allowance of $738 and $4,863)	$272,890	$249,771
Unbilled receivables	30,931	30,664
Total accounts receivable, net	$303,821	$280,435

Allowance for credit losses account activity	Year Ended December 31,
In thousands	2023	2022	2021
Beginning balance	$4,863	$5,730	$1,312
Provision for (release of) doubtful accounts, net	(120)	(258)	4,636
Accounts written-off	(4,115)	(492)	(107)
Effect of change in exchange rates	110	(117)	(111)
Ending balance	$738	$4,863	$5,730

Inventories
In thousands	December 31, 2023	December 31, 2022
Raw materials	$213,303	$182,118
Work in process	17,849	8,386
Finished goods	52,534	38,197
Total inventories	$283,686	$228,701

Property, plant, and equipment, net
In thousands	December 31, 2023	December 31, 2022
Machinery and equipment	$318,546	$306,699
Computers and software	126,149	119,670
Buildings, furniture, and improvements	126,041	130,301
Land	7,846	8,566
Construction in progress, including purchased equipment	24,316	19,403
Total cost	602,898	584,639
Accumulated depreciation	(474,092)	(444,516)
Property, plant, and equipment, net	$128,806	$140,123

Depreciation expense	Year Ended December 31,
In thousands	2023	2022	2021
Depreciation expense	$36,845	$41,046	$48,352

Note 4:    Intangible Assets and Liabilities

The gross carrying amount and accumulated amortization (accretion) of our intangible assets and liabilities, other than goodwill, were as follows:

	December 31, 2023			December 31, 2022
In thousands	Gross	Accumulated (Amortization) Accretion	Net	Gross	Accumulated (Amortization) Accretion	Net
Intangible Assets
Core-developed technology	$502,010	$(499,571)	$2,439	$498,601	$(492,782)	$5,819
Customer contracts and relationships	329,688	(287,653)	42,035	322,360	(265,503)	56,857
Trademarks and trade names	73,461	(71,740)	1,721	72,156	(70,101)	2,055
Other	12,019	(11,932)	87	12,017	(11,807)	210
Total intangible assets	$917,178	$(870,896)	$46,282	$905,134	$(840,193)	$64,941

Intangible Liabilities
Customer contracts and relationships	$(23,900)	$23,900	$—	$(23,900)	$23,900	$—

A summary of intangible assets and liabilities activity is as follows:

	Year Ended December 31,
In thousands	2023	2022
Intangible assets, gross beginning balance	$905,134	$928,422
Effect of change in exchange rates	12,044	(23,288)
Intangible assets, gross ending balance	$917,178	$905,134

Intangible liabilities, gross beginning balance	$(23,900)	$(23,900)
Effect of change in exchange rates	—	—
Intangible liabilities, gross ending balance	$(23,900)	$(23,900)

Assumed intangible liabilities reflect the present value of the projected cash outflows for an existing contract where remaining costs were expected to exceed projected revenues.

Estimated future annual amortization is as follows:

Year Ending December 31,	Estimated Annual Amortization
In thousands
2024	$15,164
2025	14,403
2026	10,369
2027	5,636
2028	181
Thereafter	529
Total intangible assets subject to amortization	$46,282

Amortization Expense	Year Ended December 31,
In thousands	2023	2022	2021
Amortization expense	$18,918	$25,717	$35,801

We have recognized amortization expense within operating expenses in the Consolidated Statements of Operations. These expenses relate to intangible assets acquired and liabilities assumed as part of business combinations.

Note 5:    Goodwill

The following table reflects changes in the carrying amount of goodwill for the years ended December 31, 2023 and 2022:

In thousands	Device Solutions	Networked Solutions	Outcomes	Total Company

Goodwill balance at January 1, 2022	$39,377	$918,005	$141,593	$1,098,975
Adjustment to goodwill acquired	—	(23)	—	(23)
Goodwill impairment	(38,480)	—	—	(38,480)
Effect of change in exchange rates	(897)	(18,095)	(2,759)	(21,751)
Goodwill balance at December 31, 2022	—	899,887	138,834	1,038,721

Effect of change in exchange rates	—	11,960	1,823	13,783
Goodwill balance at December 31, 2023	$—	$911,847	$140,657	$1,052,504

The accumulated goodwill impairment losses at December 31, 2023 and 2022 were $714.9 million. The goodwill impairment losses were originally recognized in 2011, 2013, and 2022.

On October 12, 2021, we completed the acquisition of 100% of the shares of SELC Group Limited (SELC), a private limited company incorporated in Ireland. The purchase resulted in the recognition of $5.4 million in goodwill allocated to our Networked Solutions segment. During the year ended December 31, 2022, an immaterial adjustment was recorded to the goodwill acquired.

During the second quarter of 2022, as the result of increases in raw material, component, labor and other costs, coupled with a decrease in forecasted revenue within the Device Solutions operating segment and reporting unit, we performed an interim goodwill impairment test. At the conclusion of the test, a goodwill impairment of $38.5 million was recognized in our Corporate unallocated segment as of June 30, 2022.

We test goodwill for impairment each year as of October 1. Changes in market demand, fluctuations in the markets in which we operate, the volatility and decline in the worldwide equity markets, and a decline in our market capitalization could unfavorably impact the remaining carrying value of our goodwill, which could have a significant effect on our current and future results of operations and financial position. Based on the results of the annual impairment testing for our reporting units performed as of October 1, 2023, no adjustments to the carrying value of goodwill were required. Refer to Note 1: Summary of Significant Accounting Policies for further details regarding the annual goodwill impairment process.

Note 6:    Debt

The components of our borrowings were as follows:

In thousands	December 31, 2023	December 31, 2022
Credit facility
Multicurrency revolving line of credit	$—	$—
Convertible notes	460,000	460,000
Total debt	460,000	460,000
Less: unamortized prepaid debt fees - convertible notes	5,173	7,474
Long-term debt, net	$454,827	$452,526

Credit Facility
Our current credit facility, originally entered on January 5, 2018 (as amended, the 2018 credit facility), originally provided for committed credit facilities in the amount of $1.2 billion U.S. dollars. This facility now consists of a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million standby letter of credit sub-facility and a $50 million swingline sub-facility. The $650 million U.S. dollar term loan (the term loan) included in the original facility was fully repaid in August 2021.

The 2018 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2018 credit facility are guaranteed by

Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries. This includes a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2018 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2018 credit facility includes debt covenants, which contain certain financial thresholds and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the 2018 credit facility at December 31, 2023.

Under the 2018 credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total net leverage ratio as defined in the credit agreement. The applicable rates per annum may be based on either: (1) the LIBOR rate or EURIBOR rate (subject to a floor of 0%), plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 0.50%, or (iii) one-month LIBOR plus 1.00%. The cessation of LIBOR occurred in June 2023. On November 23, 2022, we amended the 2018 credit facility to replace the LIBOR rate with the Term Secured Overnight Financing Rate (SOFR) as the base interest rate. On February 21, 2023, we entered into a sixth amendment to the 2018 credit facility. This amendment modified debt covenant provisions to allow for the addback of non-recurring cash expenses related to restructuring charges incurred during the quarter ended March 31, 2023. On October 13, 2023, we entered into a seventh amendment to extend the maturity date to October 18, 2026. However, that date may be advanced to December 14, 2025 if Itron does not settle or extend a sufficient portion of outstanding convertible notes detailed in the amendment. In addition, the amendment revises the interest cost, as follows:

Total Net Leverage Ratio	Interest Cost	Commitment Fee
Greater than 4.00	SOFR + 250 bps	40 bps
3.51 to 4.00	SOFR + 225 bps	35 bps
2.51 to 3.50	SOFR + 200 bps	30 bps
Less than or equal to 2.50	SOFR + 175 bps	25 bps

At December 31, 2023, there were no outstanding loan balances under the credit facility, and $59.1 million was utilized by outstanding standby letters of credit, resulting in $440.9 million available for additional borrowings or standby letters of credit within the revolver. At December 31, 2023, $240.9 million was available for additional standby letters of credit under the letter of credit sub-facility, and no amounts were outstanding under the swingline sub-facility.

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

Debt Maturities
The amount of required minimum principal payments on our long-term debt in aggregate over the next five years is as follows:

Year Ending December 31,	Minimum Payments
In thousands
2024	$—
2025	—
2026	460,000
2027	—
2028	—
Thereafter	—
Total minimum payments on debt	$460,000

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

Derivatives Not Designated as Hedging Relationships
We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of December 31, 2023, a total of 42 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar, and various other currencies, with notional amounts ranging from $117,000 to $23.4 million.

We will continue to monitor and assess our interest rate and foreign exchange risk and may institute additional derivative instruments to manage such risk in the future.

Note 8:    Defined Benefit Pension Plans

We sponsor both funded and unfunded defined benefit pension plans offering death and disability, retirement, and special termination benefits for certain of our international employees, primarily in Germany, France, India, and Indonesia. The defined benefit obligation is calculated annually by using the projected unit credit method. The measurement date for the pension plans was December 31, 2023.

The following tables set forth the components of the changes in benefit obligations and fair value of plan assets:

	Year Ended December 31,
In thousands	2023	2022
Change in benefit obligation:
Benefit obligation at January 1,	$69,739	$112,073
Service cost	2,450	2,908
Interest cost	2,861	1,676
Actuarial gain (loss)	1,682	(23,682)
Benefits paid	(2,950)	(2,753)
Foreign currency exchange rate changes	2,819	(7,162)
Curtailment	(114)	(225)
Settlement	(217)	(1,499)
Release for divestiture	—	(11,081)
Other	—	(516)
Benefit obligation at December 31,	$76,270	$69,739

Change in plan assets:
Fair value of plan assets at January 1,	$8,662	$9,609
Actual return on plan assets	724	(4)
Company contributions	254	217
Benefits paid	(283)	(278)
Foreign currency exchange rate changes	401	(655)
Settlement	—	(227)
Other	(918)	—
Fair value of plan assets at December 31,	8,840	8,662
Net pension benefit obligation at fair value	$67,430	$61,077

Amounts recognized on the Consolidated Balance Sheets consist of:

	December 31,
In thousands	2023	2022
Assets
Plan assets in other long-term assets	$80	$162

Liabilities
Current portion of pension benefit obligation in wages and benefits payable	$3,623	$3,400
Long-term portion of pension benefit obligation	63,887	57,839

Pension benefit obligation, net	$67,430	$61,077

Amounts recognized in OCI (pre-tax) are as follows:

	Year Ended December 31,
In thousands	2023	2022	2021
Net actuarial (gain) loss	$1,568	$(24,316)	$(14,565)
Settlement	7	(166)	2
Curtailment	114	20	557
Plan asset (gain) loss	(369)	316	38
Amortization of net actuarial gain (loss)	65	(1,490)	(2,183)
Amortization of prior service cost	(57)	(70)	(71)
Other	918	481	101
Other comprehensive (income) loss	$2,246	$(25,225)	$(16,121)

If actuarial gains and losses exceed 10 percent of the greater of plan assets or plan liabilities, we amortize them over the employees' average future service period. The estimated net actuarial gain and prior service cost that will be amortized from AOCI into net periodic benefit cost during 2024 is $0.2 million.

Net periodic pension benefit cost for our plans include the following components:

	Year Ended December 31,
In thousands	2023	2022	2021
Service cost	$2,450	$2,908	$4,479
Interest cost	2,861	1,676	1,383
Expected return on plan assets	(355)	(312)	(346)
Amortization of prior service costs	57	70	71
Amortization of actuarial net (gain) loss	(65)	1,490	2,183
Settlement	(7)	166	(2)
Curtailment	(114)	(20)	(557)
Net periodic benefit cost	$4,827	$5,978	$7,211

The components of net periodic benefit cost, other than the service cost component, are included in total other income (expense) on the Consolidated Statements of Operations.

The significant actuarial weighted average assumptions used in determining the benefit obligations and net periodic benefit cost for our benefit plans are as follows:

	Year Ended December 31,
	2023	2022	2021
Actuarial assumptions used to determine benefit obligations at end of period:
Discount rate	3.74%	4.14%	1.66%
Expected annual rate of compensation increase	4.41%	4.26%	3.88%
Actuarial assumptions used to determine net periodic benefit cost for the period:
Discount rate	4.14%	1.93%	1.10%
Expected rate of return on plan assets	3.99%	3.45%	3.45%
Expected annual rate of compensation increase	4.26%	3.88%	3.68%

We determine a discount rate for our plans based on the estimated duration of each plan's liabilities. For euro denominated defined benefit pension plans, which represent 84% of our projected benefit obligation, we use discount rates with consideration of the duration of each of the plans, using a hypothetical yield curve developed from euro-denominated AA-rated corporate bond issues. These bonds are assigned different weights to adjust their relative influence on the yield curve, and the highest and lowest yielding 10% of bonds are excluded within each maturity group. The discount rate used was 3.25%.

Our expected rate of return on plan assets is derived from a study of actual historic returns achieved and anticipated future long-term performance of plan assets, specific to plan investment asset category. While the study primarily gives consideration to recent insurers' performance and historical returns, the assumption represents a long-term prospective return.

The total accumulated benefit obligation for our defined benefit pension plans was $68.8 million and $63.2 million at December 31, 2023 and 2022.

The total obligations and fair value of plan assets for plans with projected benefit obligations and accumulated benefit obligations exceeding the fair value of plan assets are as follows:

In thousands	December 31,
	2023	2022
Projected benefit obligation	$75,182	$68,799
Accumulated benefit obligation	68,022	62,503
Fair value of plan assets	7,672	7,560

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

The fair values of our plan investments by asset category are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)
In thousands	December 31, 2023
Cash	$—	$—	$—
Insurance funds	8,840	—	8,840
Total fair value of plan assets	$8,840	$—	$8,840

In thousands	December 31, 2022
Cash	$857	$857	$—
Insurance funds	7,805	—	7,805
Total fair value of plan assets	$8,662	$857	$7,805

The following tables present a reconciliation of Level 3 assets held during the years ended December 31, 2023 and 2022:

In thousands	Balance at January 1, 2023	Net Realized and Unrealized Gains	Net Purchases, Issuances, Settlements, and Other	Effect of Foreign Currency	Balance at December 31, 2023
Insurance funds	$7,805	$727	$(67)	$375	$8,840

In thousands	Balance at January 1, 2022	Net Realized and Unrealized Gains/(Loss)	Net Purchases, Issuances, Settlements, and Other	Effect of Foreign Currency	Balance at December 31, 2022
Insurance funds	$8,534	$(14)	$(165)	$(550)	$7,805

As the plan assets and contributions are not significant to our total company assets, no further disclosures are considered material.

Annual benefit payments for the next 10 years, including amounts to be paid from our assets for unfunded plans and reflecting expected future service, as appropriate, are expected to be paid as follows:

Year Ending December 31,	Estimated Annual Benefit Payments
In thousands
2024	$4,088
2025	4,203
2026	4,191
2027	4,656
2028	4,753
2029-2033	28,547

Note 9:    Stock-Based Compensation

We grant stock-based compensation awards, including restricted stock units, phantom stock, and unrestricted stock units, under the Second Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan). Prior to December 31, 2020, stock options were also granted as part of the stock-based compensation awards. In the Stock Incentive Plan, we have 10,357,273 shares of common stock authorized for issuance subject to stock splits, dividends, and other similar events, and at December 31, 2023, 1,843,272 shares were available for grant. The reduction in shares available for grant from prior periods is largely attributed to the shares held in Itron's INS share pool, which expired August 21, 2023. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied. These shares are subject to a fungible share provision such that the authorized share available for grant is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

We also award phantom stock units, which are settled in cash upon vesting and accounted for as liability-based awards, with no impact to the shares available for grant.

In addition, we maintain the Employee Stock Purchase Plan (ESPP), for which 520,200 shares of common stock were available for future issuance at December 31, 2023. In May 2023, the shareholders authorized, via a proxy approval, the reallocation of 500,000 reserved shares from the shares available for grant in the Stock Incentive Plan to the ESPP.

ESPP activity and stock-based grants other than stock options and restricted stock units were not significant for the years ended December 31, 2023, 2022, and 2021.

Stock-Based Compensation Expense
Total stock-based compensation expense and the related tax benefit were as follows:

	Year Ended December 31,
In thousands	2023	2022	2021
Stock options	$103	$891	$1,371
Restricted stock units	27,189	20,038	21,391
Unrestricted stock awards	1,065	952	856
Phantom stock units	5,025	1,315	3,242
Total stock-based compensation	$33,382	$23,196	$26,860

Related tax benefit	$6,928	$5,371	$4,991

Stock Options
A summary of our stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	In thousands		Years	In thousands
Outstanding, January 1, 2021	433	$61.95	6.9	$14,697

Granted	—	—			$—
Exercised	(34)	67.21		1,215
Forfeited	(6)	83.33
Outstanding, December 31, 2021	393	$61.18	5.9	$4,737

Granted	—	—			$—
Exercised	(1)	45.90		4
Forfeited	(2)	87.27
Canceled	(9)	80.00
Outstanding, December 31, 2022	381	$60.63	4.8	$1,892

Granted	—	—			$—
Exercised	(18)	45.96		397
Forfeited	—	—
Canceled	—	—
Outstanding and Exercisable, December 31, 2023	363	$61.36	4.0	$5,886

At December 31, 2023, all stock-based compensation expense related to nonvested stock options has been recognized.

Restricted Stock Units
The following table summarizes restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	In thousands		In thousands
Outstanding, January 1, 2021	544	$71.79

Granted	230	97.66
Released (1)	(293)		$20,639
Forfeited	(51)
Outstanding, December 31, 2021	430	$85.77

Granted	391	53.33
Released (1)	(227)		$18,169
Forfeited	(66)
Outstanding, December 31, 2022	528	$66.39

Granted	497	56.89
Released (1)	(242)	71.64	$13,974
Forfeited	(32)	61.59
Outstanding, December 31, 2023	751	$58.89

Vested but not released, December 31, 2023	15	$75.51	$1,159

(1) Shares released is presented as gross shares and does not reflect shares withheld by us for employee payroll tax obligations.

At December 31, 2023, total unrecognized compensation expense on restricted stock units was $32.0 million, which is expected to be recognized over a weighted average period of approximately 1.8 years.

The weighted average assumptions used to estimate the fair value of performance-based restricted stock units granted with a service and market condition and the resulting weighted average fair value are as follows:

	Year Ended December 31,
	2023	2022	2021
Expected volatility	46.0%	55.7%	54.2%
Risk-free interest rate	4.6%	1.7%	0.4%
Expected term (years)	1.9	2.9	1.9

Weighted average fair value	$73.41	$57.88	$77.65

Phantom Stock Units
The following table summarizes phantom stock unit activity:

	Number of Phantom Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	In thousands		In thousands
Outstanding, January 1, 2021	82	$73.13
Granted	35	96.49
Released	(41)		$4,100
Forfeited	(7)
Outstanding, December 31, 2021	69	$85.47

Granted	59	53.07
Released	(34)		$1,780
Forfeited	(9)
Outstanding, December 31, 2022	85	$66.46

Granted	77	56.52
Released	(43)	69.85	$2,511
Forfeited	(4)	66.19
Outstanding, December 31, 2023	115	$58.58

At December 31, 2023, total unrecognized compensation expense on phantom stock units was $4.4 million, which is expected to be recognized over a weighted average period of approximately 1.7 years. As of December 31, 2023 and 2022, we have recognized a phantom stock liability of $4.4 million and $1.7 million within wages and benefits payable in the Consolidated Balance Sheets.
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

	Year Ended December 31,
In thousands	2023	2022	2021
Defined contribution plans expense	$16,958	$14,241	$18,287

Note 11:    Income Taxes

Beginning January 1, 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to deduct research and development expenditures currently and requires taxpayers to capitalize and amortize them over five or fifteen years, dependent upon the geography in which the expenditures are incurred. Although Congress has considered legislation that would defer, modify, or repeal the capitalization and amortization requirement, as of year-end no such deferral has been passed. The income tax provision has been prepared according to currently enacted tax legislation, including the effect of guidance issued in December 2023 that provided clarity regarding research providers and recipients.

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

The Organization for Economic Cooperation and Development (OECD) guidance under the Base Erosion and Profit Shifting (BEPS) initiative aims to minimize perceived tax abuses and modernize global tax policy, including the implementation of a global minimum effective tax rate of 15%. In December 2022, the Council of the European Union adopted OECD Pillar 2 for implementation by European Union member states by December 31, 2023. Legislation is in various stages of adoption, from formal legislative proposals to passage into law, in most countries where Itron has significant operations, and is expected to take effect for calendar year 2024. The OECD continues to release more guidance on these rules and framework and we are evaluating the impact to our financial position. These enactments or amendments could adversely affect our tax rate and ultimately result in a negative impact on our operating results and cash flows. Based upon preliminary calculations for calendar year 2024, the Company anticipates it will meet the safe harbors in most jurisdictions, and any remaining top-up tax should be immaterial.

The following table summarizes the provision (benefit) for U.S. federal, state, and foreign taxes on income from continuing operations:

	Year Ended December 31,
In thousands	2023	2022	2021
Current:
Federal	$43,101	$(2,692)	$20,197
State and local	12,039	3,698	7,271
Foreign	8,573	25,433	12,594
Total current	63,713	26,439	40,062

Deferred:
Federal	(29,717)	(24,167)	(36,196)
State and local	(6,471)	(4,723)	(12,186)
Foreign	1,071	(23,832)	(12,657)
Total deferred	(35,117)	(52,722)	(61,039)

Change in valuation allowance	472	20,087	(24,535)
Total provision (benefit) for income taxes	$29,068	$(6,196)	$(45,512)

The change in the valuation allowance does not include the impacts of currency translation adjustments, acquisitions, or significant intercompany transactions.

Our tax provision (benefit) as a percentage of income before tax was 23%, 39%, and 37% for 2023, 2022, and 2021. A reconciliation of income taxes at the U.S. federal statutory rate of 21% to the consolidated actual tax rate is as follows:

	Year Ended December 31,
In thousands	2023	2022	2021
Income (loss) before income taxes
Domestic	$88,258	$(19,104)	$(91,579)
Foreign	39,128	3,361	(32,231)
Total income (loss) before income taxes	$127,386	$(15,743)	$(123,810)

Expected federal income tax provision (benefit)	$26,751	$(3,306)	$(26,000)
Divestitures	—	1,578	—
Change in valuation allowance	472	20,087	(24,535)
Onshoring of international operations	—	—	(10,933)
Stock-based compensation	928	1,611	(2,465)
Foreign earnings	3,921	(22,244)	25,738
Tax credits	(11,906)	(10,967)	(8,988)
Uncertain tax positions, including interest and penalties	(57)	(2,053)	6,693
Change in tax rates	106	385	(1,919)
State income tax provision (benefit), net of federal effect	2,324	(2,873)	(5,722)
U.S. tax provision on foreign earnings	404	146	58
Nondeductible goodwill impairment	—	6,375	—
Local foreign taxes	509	551	667
Other, net	5,616	4,514	1,894
Total provision (benefit) from income taxes	$29,068	$(6,196)	$(45,512)

Deferred tax assets and liabilities consist of the following:

	December 31,
In thousands	2023	2022
Deferred tax assets
Loss carryforwards(1)	$419,327	$405,674
Tax credits(2)	23,441	44,790
Accrued expenses	37,609	18,774
Pension plan benefits expense	7,671	7,037
Warranty reserves	8,265	8,535
Depreciation and amortization	64,959	72,505
Equity compensation	9,362	7,061
Inventory valuation	4,883	5,356
Deferred revenue	12,264	13,346
Interest	8,228	11,721
Leases	7,173	9,543
Capitalized research costs	113,465	74,058
Other deferred tax assets, net	9,004	7,986
Total deferred tax assets	725,651	686,386
Valuation allowance	(445,170)	(427,423)
Total deferred tax assets, net of valuation allowance	280,481	258,963

Deferred tax liabilities
Depreciation and amortization	(23,313)	(34,909)
Leases	(6,064)	(8,274)
Other deferred tax liabilities, net	(4,590)	(4,631)
Total deferred tax liabilities	(33,967)	(47,814)
Net deferred tax assets	$246,514	$211,149

(1)For tax return purposes at December 31, 2023, we had U.S. federal loss carryforwards of $3.6 million, which begin to expire in the year 2024. At December 31, 2023, we have net operating loss carryforwards in Luxembourg of $1.3 billion, the majority of which can be carried forward indefinitely, offset by a full valuation allowance. The remaining portion of the loss carryforwards are composed primarily of losses in various other state and foreign jurisdictions. The majority of these losses can be carried forward indefinitely. At December 31, 2023, there was a valuation allowance of $445.2 million primarily associated with foreign loss carryforwards.
(2)For tax return purposes at December 31, 2023, we had: U.S. general business credits of $5.4 million, which begin to expire in 2043; and state tax credits of $41.9 million, which begin to expire in 2024.

Changes in the valuation allowance for deferred tax assets are summarized as follows:

	Year Ended December 31,
In thousands	2023	2022	2021
Balance at beginning of period	$427,423	$443,593	$503,859
Other adjustments	17,275	(36,257)	(35,731)
Additions charged to costs and expenses	472	20,087	(24,535)
Balance at end of period, noncurrent	$445,170	$427,423	$443,593

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

We do not provide U.S. deferred taxes on temporary differences related to our foreign investments that are considered permanent in duration. These temporary differences include undistributed foreign earnings of $30.8 million and $43.0 million at December 31, 2023 and 2022. Foreign taxes have been provided on these undistributed foreign earnings. As a result of recent changes in U.S. tax legislation, any repatriation of these earnings would not result in additional U.S. federal income tax.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

In thousands	Total
Unrecognized tax benefits at January 1, 2021	$135,910
Gross increase to positions in prior years	570
Gross decrease to positions in prior years	(19,709)
Gross increases to current period tax positions	31,456
Audit settlements	—
Decrease related to lapsing of statute of limitations	(4,535)
Effect of change in exchange rates	(4,163)
Unrecognized tax benefits at December 31, 2021	$139,529

Gross increase to positions in prior years	14,450
Gross decrease to positions in prior years	(2,786)
Gross increases to current period tax positions	4,702
Audit settlements	—
Decrease related to lapsing of statute of limitations	(23,164)
Effect of change in exchange rates	(2,587)
Unrecognized tax benefits at December 31, 2022	$130,144

Gross increase to positions in prior years	1,182
Gross decrease to positions in prior years	(8,666)
Gross increases to current period tax positions	10,967
Audit settlements	(3,234)
Decrease related to lapsing of statute of limitations	(2,000)
Effect of change in exchange rates	1,674
Unrecognized tax benefits at December 31, 2023	$130,067

	December 31,
In thousands	2023	2022	2021
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	$129,591	$130,137	$139,503

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

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense recognized were as follows:

	Year Ended December 31,
In thousands	2023	2022	2021
Net interest and penalties expense (benefit)	$1,821	$4,665	$(1,097)

Accrued interest and penalties recognized were as follows:

	December 31,
In thousands	2023	2022
Accrued interest	$9,794	$7,575
Accrued penalties	466	567

At December 31, 2023, we are under examination by certain tax authorities. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or cash flows.

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

We file income tax returns in various jurisdictions. We are subject to income tax examination by tax authorities in our major tax jurisdictions as follows:

Tax Jurisdiction	Years Subject to Audit
U.S. federal	Subsequent to 2019
France	Subsequent to 2020
Germany	Subsequent to 2013
United Kingdom	Subsequent to 2018
Indonesia	Subsequent to 2017
Italy	Subsequent to 2017

While the above years are subject to audit based on the local jurisdiction's statute of limitations, tax attributes carrying over into the above years may also be adjusted upon audit.

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

Our available lines of credit, outstanding standby LOCs, and bonds were as follows:

	December 31,
In thousands	2023	2022
Credit facility
Multicurrency revolving line of credit	$500,000	$500,000
Standby LOCs issued and outstanding	(59,059)	(55,990)
Net available for additional borrowings under the multicurrency revolving line of credit	$440,941	$444,010

Net available for additional standby LOCs under sub-facility	$240,941	$244,010

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$84,318	$81,781
Standby LOCs issued and outstanding	(21,853)	(22,530)
Short-term borrowings	—	—
Net available for additional borrowings and LOCs	$62,465	$59,251

Unsecured surety bonds in force	$271,164	$285,754

In the event any such standby LOC or bond were called, we would be obligated to reimburse the issuer of the standby LOC or bond; however, as of February 26, 2024, we do not believe any outstanding standby LOCs or bonds will be called.

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

Warranty
A summary of the warranty accrual account activity is as follows:

	Year Ended December 31,
In thousands	2023	2022	2021
Beginning balance	$25,698	$32,022	$41,390
New product warranties	6,665	5,061	4,848
Other adjustments and expirations, net	710	(882)	551
Claims activity	(11,187)	(9,719)	(13,593)
Warranties reclassified to held for sale	—	—	(90)
Effect of change in exchange rates	278	(784)	(1,084)
Ending balance	22,164	25,698	32,022
Less: current portion of warranty	14,663	18,203	18,406
Long-term warranty	$7,501	$7,495	$13,616

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to insurance and supplier recoveries, other changes and adjustments to warranties, and customer claims.

On November, 2, 2021, Itron entered into an agreement to sell certain Gas product lines from our Device Solutions manufacturing and business operations in Europe and North America to Dresser Utility Solutions (Dresser). In conjunction with the business divestiture to Dresser, the related disposal group was classified as held for sale during the fourth quarter of 2021. The disposal group was removed from the balance sheet when the transaction closed on February 28, 2022. Refer to Note 18: Sale of Businesses for additional information on the transaction.

Warranty expense was as follows:

	Year Ended December 31,
In thousands	2023	2022	2021
Total warranty expense	$7,375	$4,179	$5,399

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

Plan costs were as follows:

	Year Ended December 31,
In thousands	2023	2022	2021
Plan costs	$36,326	$37,942	$39,187

IBNR accrual, which is included in wages and benefits payable, was as follows:

	December 31,
In thousands	2023	2022
IBNR accrual	$3,673	$4,277

Our IBNR accrual and expenses may fluctuate due to the number of plan participants, claims activity, and deductible limits. For our employees located outside of the United States, health benefits are provided primarily through governmental social plans, which are funded through employee and employer tax withholding.
Note 13:    Restructuring

2023 Projects
On February 23, 2023, our Board of Directors approved a restructuring plan (the 2023 Projects). The 2023 Projects include activities that continue Itron's efforts to optimize its global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects are expected to be substantially complete by early 2025.

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2023 Projects were as follows:

In thousands	Total Expected Costs at December 31, 2023	Costs Recognized in Prior Periods	Costs Recognized During the Year Ended December 31, 2023	Expected Remaining Costs to be Recognized at December 31, 2023
Employee severance costs	$43,347	$—	$43,347	$—
Asset impairments & net loss (gain) on sale or disposal	1,130	—	1,130	—
Other restructuring costs	7,226	—	4,051	3,175
Total	$51,703	$—	$48,528	$3,175

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

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2021 Projects were as follows:

In thousands	Total Expected Costs at December 31, 2023	Costs Recognized in Prior Periods	Adjustments Recognized During the Year Ended December 31, 2023	Expected Remaining Costs to be Recognized at December 31, 2023
Employee severance costs	$34,821	$38,359	$(3,538)	$—
Asset impairments & net loss (gain) on sale or disposal	8,379	8,599	(220)	—
Other restructuring costs	5,479	3,084	645	1,750
Total	$48,679	$50,042	$(3,113)	$1,750

2020 Projects
In September 2020, our Board of Directors approved a restructuring plan (the 2020 Projects), which includes activities that continue our efforts to optimize our global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects were substantially complete by the end of 2023.

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2020 Projects were as follows:

In thousands	Total Expected Costs at December 31, 2023	Costs Recognized in Prior Periods	Adjustments Recognized During the Year Ended December 31, 2023	Expected Remaining Costs to be Recognized at December 31, 2023
Employee severance costs	$18,524	$20,382	$(1,858)	$—
Asset impairments & net loss (gain) on sale or disposal	5,940	6,465	(525)	—
Other restructuring costs	8,298	7,341	957	—
Total	$32,762	$34,188	$(1,426)	$—

The following table summarizes the activity within the restructuring related balance sheet accounts for the 2023 Projects, the 2021 Projects, and the 2020 Projects during the year ended December 31, 2023:

In thousands	Accrued Employee Severance	Asset Impairments & Net Loss (Gain) on Sale or Disposal	Other Accrued Costs	Total
Beginning balance, January 1, 2023	$39,558	$—	$2,886	$42,444
Costs charged to expense	37,951	385	5,653	43,989
Cash payments	(11,618)	(12)	(4,893)	(16,523)
Cash receipts	—	4,211	—	4,211
Net assets disposed and impaired	—	(4,584)	—	(4,584)
Effect of change in exchange rates	2,807	—	32	2,839
Ending balance, December 31, 2023	$68,698	$—	$3,678	$72,376

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

Other restructuring costs include expenses for employee relocation, professional fees associated with employee severance, costs to exit the facilities once the operations in those facilities have ceased, and other costs associated with the liquidation of any affected legal entities. Costs associated with restructuring activities are generally presented in the Consolidated Statements of Operations as restructuring, except for certain costs associated with inventory write-downs, which are classified within cost of revenues, and accelerated depreciation expense, which is recognized according to the use of the asset. Restructuring expense is recognized within the Corporate unallocated segment and does not impact the results of our operating segments.

The current portions of restructuring liabilities were $21.0 million and $14.5 million as of December 31, 2023 and 2022 and are classified within other current liabilities on the Consolidated Balance Sheets. The long-term portions of restructuring liabilities were $51.4 million and $27.9 million as of December 31, 2023 and 2022. The long-term portions of restructuring liabilities are classified within other long-term obligations on the Consolidated Balance Sheets and include severance accruals and facility exit costs.

Note 14:    Shareholders' Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock would be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at December 31, 2023 or 2022.

Stock Repurchase Program
Effective May 11, 2023, Itron's Board of Directors authorized a share repurchase up to $100 million of our common stock over an 18-month period (the 2023 Stock Repurchase Program). Repurchases will be made in the open market pursuant to the terms of any Rule 10b5-1 plans that we may enter into, and in accordance with applicable securities laws. The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. There have been no repurchases under the 2023 Stock Repurchase Program through February 26, 2024.

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

Accumulated Other Comprehensive Income (Loss)
The changes in the components of AOCI, net of tax, were as follows:

In thousands	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Benefit Obligation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2021	$(84,843)	$(1,621)	$(14,380)	$(37,682)	$(138,526)
OCI before reclassifications	(26,923)	1,121	—	14,264	(11,538)
Amounts reclassified from AOCI	—	290	—	1,676	1,966
Total other comprehensive income (loss)	(26,923)	1,411	—	15,940	(9,572)
Balances at December 31, 2021	(111,766)	(210)	(14,380)	(21,742)	(148,098)
OCI before reclassifications	(28,748)	—	—	23,170	(5,578)
Amounts reclassified from AOCI	57,321	—	—	1,681	59,002
Total other comprehensive income (loss)	28,573	—	—	24,851	53,424
Balances at December 31, 2022	(83,193)	(210)	(14,380)	3,109	(94,674)
OCI before reclassifications	15,550	—	—	(1,947)	13,603
Amounts reclassified from AOCI	—	—	—	(119)	(119)
Total other comprehensive income (loss)	15,550	—	—	(2,066)	13,484
Balances at December 31, 2023	$(67,643)	$(210)	$(14,380)	$1,043	$(81,190)

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

The before-tax, income tax (provision) benefit, and net-of-tax amounts related to each component of OCI were as follows:

	Year Ended December 31,
In thousands	2023	2022	2021
Before-tax amount
Foreign currency translation adjustment	$15,622	$(28,921)	$(26,757)
Foreign currency translation adjustment reclassified to net income (loss) on sale or disposal of businesses	—	57,321	—
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	—	—	1,139
Net hedging (gain) loss reclassified to net income (loss)	—	—	756
Net unrealized gain (loss) on defined benefit plans	(2,117)	23,519	14,426
Net defined benefit plan (gain) loss reclassified to net income (loss)	(129)	1,706	1,695
Total other comprehensive income (loss), before tax	13,376	53,625	(8,741)

Tax (provision) benefit
Foreign currency translation adjustment	(72)	173	(166)
Foreign currency translation adjustment reclassified to net income (loss) on sale or disposal of businesses	—	—	—
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	—	—	(18)
Net hedging (gain) loss reclassified to net income (loss)	—	—	(466)
Net unrealized gain (loss) on defined benefit plans	170	(349)	(162)
Net defined benefit plan (gain) loss reclassified to net income (loss)	10	(25)	(19)
Total other comprehensive income (loss) tax (provision) benefit	108	(201)	(831)

Net-of-tax amount
Foreign currency translation adjustment	15,550	(28,748)	(26,923)
Foreign currency translation adjustment reclassified to net income (loss) on sale or disposal of businesses	—	57,321	—
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	—	—	1,121
Net hedging (gain) loss reclassified to net income (loss)	—	—	290
Net unrealized gain (loss) on defined benefit plans	(1,947)	23,170	14,264
Net defined benefit plan (gain) loss reclassified to net income (loss)	(119)	1,681	1,676
Total other comprehensive income (loss), net of tax	$13,484	$53,424	$(9,572)

Note 15:    Fair Value of Financial Instruments

The fair values at December 31, 2023 and 2022 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	December 31, 2023		December 31, 2022
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit facility
Multicurrency revolving line of credit	$—	$—	$—	$—
Convertible notes	454,827	423,476	452,526	377,200

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

Segment Products

Device Solutions – This segment primarily includes hardware products used for measurement, control, or sensing. These products generally do not have communications capability or may be designed for use with non-Itron systems. Examples from the Device Solutions portfolio include: standard endpoints that are shipped without Itron communications, such as our standard gas, electricity, and water meters for a variety of global markets and adhering to regulations and standards within those markets, as well as our heat and allocation products; communicating meters that are not a part of an Itron end-to-end solution and designed to meet market requirements; and the implementation and installation of said hardware products.

Networked Solutions – This segment primarily includes a combination of communicating devices (e.g., smart meters, modules, endpoints, and sensors), network infrastructure, and associated head-end management and application software designed and sold as a complete solution for acquiring and transporting robust application-specific data. Networked Solutions includes products and software for the implementation, installation, and management of communicating devices and data networks. The Industrial Internet of Things (IIoT) solutions supported by this segment include automated meter reading (AMR); advanced metering infrastructure (AMI) for electricity, water and gas; distributed energy resource management (DERMs); smart grid and distribution automation; smart street lighting; and leak detection and applications for both gas and water systems. Our IIoT platform allows utility and smart city applications to be run and managed on a flexible multi-purpose network.

Outcomes – This segment primarily includes our value-added, enhanced software and services, artificial intelligence, and machine learning in which we enable grid edge intelligence and manage, organize, analyze, and interpret raw, anonymized data to improve decision making, maximize operational profitability, enhance resource efficiency, improve grid analytics, and deliver results for consumers, utilities, and smart cities. Outcomes supports high-value use cases, such as data management, grid operations, distributed intelligence, AMI operations, gas distribution and safety, water operations management, revenue assurance, DERMs, energy forecasting, consumer engagement, smart payment, and fleet energy resource management. Utilities leverage these outcomes to unlock the capabilities of their networks and devices, improve the productivity of their workforce, increase the reliability of their operations, manage and optimize the proliferation of distributed energy resources (DERs), address grid complexity, and enhance the customer experience. Revenue from these offerings are primarily recurring in nature and would include any direct management of Device Solutions, Networked Solutions, and other third-parties' products on behalf of our end customers.

Revenues, gross profit, and operating income (loss) associated with our operating segments were as follows:

	Year Ended December 31,
In thousands	2023	2022	2021
Product revenues
Device Solutions	$452,718	$433,354	$635,103
Networked Solutions	1,331,546	1,002,156	974,531
Outcomes	79,225	64,733	68,561
Total Company	$1,863,489	$1,500,243	$1,678,195

Service revenues
Device Solutions	$3,008	$5,356	$10,001
Networked Solutions	118,745	117,112	118,100
Outcomes	188,391	172,853	175,276
Total Company	$310,144	$295,321	$303,377

Total revenues
Device Solutions	$455,726	$438,710	$645,104
Networked Solutions	1,450,291	1,119,268	1,092,631
Outcomes	267,616	237,586	243,837
Total Company	$2,173,633	$1,795,564	$1,981,572

Gross profit
Device Solutions	$105,917	$61,778	$99,355
Networked Solutions	499,725	361,975	378,633
Outcomes	108,266	98,436	95,181
Total Company	$713,908	$522,189	$573,169

Operating income (loss)
Device Solutions	$65,690	$26,703	$57,217
Networked Solutions	368,921	248,268	254,434
Outcomes	50,346	46,247	50,631
Corporate unallocated	(356,090)	(328,657)	(441,581)
Total Company	128,867	(7,439)	(79,299)
Total other income (expense)	(1,481)	(8,304)	(44,511)
Income (loss) before income taxes	$127,386	$(15,743)	$(123,810)

Our Corporate unallocated operating loss for the years ended December 31, 2023, 2022, and 2021 include losses from the sale of businesses of $0.7 million, $3.5 million and $64.3 million and restructuring expenses of $44.0 million, $(13.6) million, and $54.6 million. Our Corporate unallocated operating loss for the year ended 2022 also includes goodwill impairment of $38.5 million. Refer to Note 5: Goodwill, Note 13: Restructuring, and Note 18: Sale of Businesses for additional information.

For all periods presented, no single customer represents more than 10% of total company revenue.

Revenues by region were as follows:

	Year Ended December 31,
In thousands	2023	2022	2021
United States and Canada	$1,733,680	$1,302,241	$1,273,868
Europe, Middle East, and Africa	340,854	391,556	568,008
Asia Pacific	99,099	101,767	139,696
Total Company	$2,173,633	$1,795,564	$1,981,572
Property, plant, and equipment, net, by geographic area were as follows:

	December 31,
In thousands	2023	2022
United States	$80,035	$85,704
Outside United States	48,771	54,419
Total Company	$128,806	$140,123

Depreciation expense is allocated to the operating segments based upon each segment's use of the assets. All amortization expense is recognized within Corporate unallocated. Depreciation and amortization of intangible assets expense associated with our operating segments was as follows:

	Year Ended December 31,
In thousands	2023	2022	2021
Device Solutions	$12,348	$14,452	$22,884
Networked Solutions	16,314	17,539	16,607
Outcomes	5,433	5,501	4,454
Corporate unallocated	21,668	29,271	40,208
Total Company	$55,763	$66,763	$84,153

Note 17: Revenues

A summary of significant net changes in the contract assets and the contract liabilities balances during the period is as follows:

In thousands	Contract liabilities, less contract assets
Beginning balance, January 1, 2023	$75,958
Revenues recognized from beginning contract liability	(62,011)
Cumulative catch-up adjustments	10,959
Increases due to amounts collected or due	335,465
Revenues recognized from current period increases	(278,905)
Other	1,419
Ending balance, December 31, 2023	$82,885

On January 1, 2023, total contract assets were $57.0 million and total contract liabilities were $133.0 million. On December 31, 2023, total contract assets were $80.1 million and total contract liabilities were $163.0 million. The contract assets primarily relate to contracts that include a retention clause and allocations related to contracts with multiple performance obligations. The contract liabilities primarily relate to deferred revenue, such as extended warranty and maintenance cost. The cumulative catch-up adjustments relate to contract modifications, measure-of-progress changes, and changes in the estimate of the transaction price.

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

Total transaction price allocated to remaining performance obligations related to contracts is approximately $1.9 billion for the next 12 months and approximately $1.8 billion for periods longer than 12 months. The total remaining performance obligations consist of product and service components. The service component relates primarily to maintenance agreements for which customers pay a full year's maintenance in advance, and service revenues are generally recognized over the service period. Total transaction price allocated to remaining performance obligations also includes our extended warranty contracts, for which revenue is recognized over the warranty period, and hardware, which is recognized as units are delivered. The estimate of when remaining performance obligations will be recognized requires significant judgment.

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

The transaction closed on February 28, 2022. The final sales price and loss on sale were determined after the finalization of the working capital adjustment, recognized in the fourth quarter of 2022. As of December 31, 2021, we recognized a pre-tax impairment loss of $34.4 million as well as $3.1 million for professional services in conjunction with the planned sale to Dresser (classified within loss on sale of businesses within the Consolidated Statements of Operations). In determining the amount of the impairment loss for the assets of this transaction during the fourth quarter of 2021, we included $59.7 million of accumulated foreign currency translation losses and $0.9 million in unrealized loss on defined benefit pension plans, both classified within AOCI. Upon closing of the sale transaction in the first quarter of 2022, the then outstanding amounts in AOCI were reclassified to net income through loss on sale of businesses for a total of $55.4 million, with a corresponding reversal of the impairment loss originally booked in the fourth quarter of 2021. The difference between the amounts included for the impairment loss in the fourth quarter of 2021 and the first quarter of 2022 was driven by the change in the euro to U.S. dollar exchange rate, and operating results for the period owned in 2022. During 2022, we recognized a total loss of $3.5 million related to adjustments to the working capital balances and additional professional services. We recognized a total loss of $0.7 million in 2023 in other charges related to the finalization of the transaction.

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

In January 2021, we agreed to extend the payment terms on the remaining outstanding working capital balance of $18.4 million. Accell had agreed to make monthly payments including interest through September 2022, under which we received full payments for January through March and partial payments in April and May (totaling $3.8 million including $0.7 million in interest). Based on Accell's failure to make timely payments, continued requests to defer payments significantly beyond the original maturity of the working capital note and the unfavorable impact of the COVID-19 pandemic on the Latin American markets, we determined to fully reserve the working capital and other deferred receivables, recognizing a loss on sale of business of $26.8 million for the year ended December 31, 2021. All receivables from Accell were fully written off in the fourth quarter of 2023.

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

The components of operating lease expense are as follows:

In thousands	Year Ended December 31,
	2023	2022
Operating lease cost	$18,798	$19,092
Variable lease cost	3,804	4,107
Total operating lease cost	$22,602	$23,199

Supplemental cash flow information related to operating leases is as follows:

In thousands	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$19,517	$19,214
Right-of-use assets obtained in exchange for operating lease liabilities	3,652	5,597

Supplemental balance sheet information related to operating leases is as follows:

In thousands	December 31, 2023	December 31, 2022
Operating lease right-of-use assets, net	$41,186	$52,826

Other current liabilities	14,981	15,967
Operating lease liabilities	32,656	44,370
Total operating lease liability	$47,637	$60,337
Weighted average remaining lease term - Operating leases	3.6 years	3.8 years
Weighted average discount rate - Operating leases	4.5%	4.4%

Amounts due under operating lease liabilities as of December 31, 2023 are as follows:

In thousands	December 31, 2023
2024	$16,614
2025	14,712
2026	12,486
2027	4,154
2028	1,582
Thereafter	1,958
Total lease payments	51,506
Less: imputed interest	(3,869)
Total operating lease liability	$47,637

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no disagreements with our independent accountants on accounting and financial disclosure matters within the three year period ended December 31, 2023, or in any period subsequent to such date, through the date of this report.

Item 9A:    Controls and Procedures

Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2023, the Company's disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included in this Annual Report.

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Itron, Inc.

Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Itron, Inc. and subsidiaries (the "Company") as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 26, 2024, expressed an unqualified opinion on those financial statements.

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
February 26, 2024

Item 9B:    Other Information

None.

Item 9C:    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III
Item 10:    Directors, Executive Officers and Corporate Governance

The section entitled "Proposal 1 – Election of Directors" appearing in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2024 (the 2024 Proxy Statement) sets forth certain information with regard to our directors as required by Item 401 of Regulation S-K and is incorporated herein by reference.

Certain information with respect to persons who are or may be deemed to be executive officers of Itron, Inc. as required by Item 401 of Regulation S-K is set forth under the caption "Information about our Executive Officers" in Part I of this Annual Report.

The section entitled "Corporate Governance" appearing in the 2024 Proxy Statement sets forth certain information with respect to the Registrant's code of conduct and policies related to ethical standards as required by Item 406 of Regulation S-K and is incorporated herein by reference. Our code of conduct and policies related to ethical standards can be accessed on our website, at www.itron.com under the Investors section.

There were no material changes to the procedures by which security holders may recommend nominees to Itron's board of directors during 2024, as set forth by Item 407(c)(3) of Regulation S-K.

The section entitled "Corporate Governance" appearing in the 2024 Proxy Statement sets forth certain information regarding the Audit/Finance Committee, including the members of the Committee and the Audit/Finance Committee financial experts, as set forth by Item 407(d)(4) and (d)(5) of Regulation S-K and is incorporated herein by reference.

Item 11:    Executive Compensation

The sections entitled "Compensation of Directors" and "Executive Compensation" appearing in the 2024 Proxy Statement set forth certain information with respect to the compensation of directors and management of Itron as required by Item 402 of Regulation S-K and are incorporated herein by reference.

The section entitled "Corporate Governance" appearing in the 2024 Proxy Statement sets forth certain information regarding members of the Compensation Committee required by Item 407(e)(4) of Regulation S-K and is incorporated herein by reference.

The section entitled "Compensation Committee Report" appearing in the 2024 Proxy Statement sets forth certain information required by Item 407(e)(5) of Regulation S-K and is incorporated herein by reference.

Item 12:    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The section entitled "Equity Compensation Plan Information" appearing in the 2024 Proxy Statement sets forth certain information required by Item 201(d) of Regulation S-K and is incorporated herein by reference.

The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the 2024 Proxy Statement sets forth certain information with respect to the ownership of our common stock as required by Item 403 of Regulation S-K and is incorporated herein by reference.

Item 13:    Certain Relationships and Related Transactions, and Director Independence

The section entitled "Corporate Governance" appearing in the 2024 Proxy Statement sets forth certain information required by Item 404 of Regulation S-K and is incorporated herein by reference.

The section entitled "Corporate Governance" appearing in the 2024 Proxy Statement sets forth certain information with respect to director independence as required by Item 407(a) of Regulation S-K and is incorporated herein by reference.

Item 14:    Principal Accountant Fees and Services

The section entitled "Independent Registered Public Accounting Firm's Audit Fees and Services" appearing in the 2024 Proxy Statement sets forth certain information with respect to the principal accounting fees and services and the Audit/Finance

Committee's policy on pre-approval of audit and permissible non-audit services performed by our independent auditors as required by Item 9(e) of Schedule 14A and is incorporated herein by reference.

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

4.9	Form of 0.00% Convertible Senior Note due 2026 (Filed as Exhibit 4.2 to Itron, Inc.'s Current Report on Form 8-K, filed on March 12, 2021)

4.10	Form of Convertible Note Hedge (Filed as Exhibit 10.1 to Itron, Inc.'s Current Report on Form 8-K, filed on March 12, 2021)

Exhibit Number	Description of Exhibits

4.11	Form of Warrant Confirmation (Filed as Exhibit 10.2 to Itron, Inc.'s Current Report on Form 8-K, filed on March 12, 2021)

4.12	Description of Registrant's Securities (Filed as Exhibit 4.12 to Itron, Inc's Annual Report on Form 10-K, filed February 27, 2023)

4.13
Amendment No. 4, dated February 25, 2022, to the Credit Agreement, dated January 5, 2018 among Itron, Inc. and certain foreign borrowers, guarantors, lenders and issuing parties thereto, and Wells Fargo Bank, National Association, as administrative agent. (Filed as Exhibit 4.13 to Itron, Inc's Annual Report on Form 10-K, filed on February 28, 2022)

4.14
Amendment No. 6, dated February 21, 2023, to the Credit Agreement, dated January 5, 2018 among Itron, Inc. and certain foreign borrowers, guarantors, lenders and issuing parties thereto, and Wells Fargo Bank, National Association, as administrative agent. (Filed as Exhibit 10.1 to Itron, Inc's Current Report on Form 8-K, filed on February 27, 2023)

4.15
Amendment No. 7, dated October 13, 2023, to the Credit Agreement, dated January 5, 2018 among Itron, Inc. and certain foreign borrowers, guarantors, lenders and issuing parties thereto, and Wells Fargo Bank, National Association, as administrative agent. (Filed as Exhibit 10.1 to Itron Inc.'s Current Report on Form 8-K, filed on October 16, 2023)

10.1*	Form of Second Amended and Restated Change in Control Severance Agreement for Executive Officers. (Filed with this report)

10.2*
Second Amended and Restated Change in Control Severance Agreement, dated May 12, 2022, by and between Itron, Inc. and Thomas L. Deitrich (Filed as Exhibit 10.2 to Itron, Inc.'s Quarterly Report on Form 10-Q, filed on August 4, 2022)

10.3*	Form of Indemnification Agreements between Itron, Inc. and certain directors and officers. (Filed with this report)

10.4*	Second Amended and Restated 2010 Stock Incentive Plan. (Filed with this report)

10.5*
Form of Stock Option Grant Notice and Agreement for use in connection with both incentive and non-qualified stock options granted under Itron, Inc.'s Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.6 to Itron, Inc.'s Current Report on Form 8-K, filed on February 18, 2010)

10.6*
Form of RSU Award Notice and Agreement for all Participants (excluding France) for use in connection with Itron, Inc.'s Amended and Restated 2000 Stock Incentive Plan. (Filed as Exhibit 10.4 to Itron, Inc.'s Current Report on Form 8-K, filed on February 18, 2010)

10.7*
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

10.9*
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

10.12*	Amendment to the Executive Deferred Compensation Plan. (Filed as Exhibit 10.1 to Itron, Inc.'s Quarterly Report on Form 10-Q, filed on November 3, 2016)

10.13*	Amended and Restated 2012 Employee Stock Purchase Plan. (Filed as Exhibit 10.21 to Itron, Inc.'s Annual Report on Form 10-K, filed on February 24, 2021)

10.14
Cooperation Agreement by and among Itron, Inc., Coppersmith Capital Management LLC, Scopia Management, Inc. and certain of their specified affiliates, Jerome J. Lande and Peter Mainz, dated as of December 9, 2015. (Filed as Exhibit 10.1 to Itron, Inc.'s Current Report on Form 8-K, filed on December 11, 2015)

10.15
Amendment to Cooperation Agreement by and among Itron, Inc., Coppersmith Capital Management LLC, Scopia Management, Inc. and certain of their specified affiliates, Jerome J. Lande and Peter Mainz. (Filed as Exhibit 10.2 to Itron, Inc.'s Quarterly Report on Form 10-Q, filed on November 3, 2016)

10.16
First Amendment to Cooperation Agreement, dated November 1, 2017, by and among Itron, Inc., Scopia Management, Inc. and certain of their specified affiliates, Jerome J. Lande and certain other individuals. (Filed as Exhibit 10.1 to Itron, Inc.'s Current Report on Form 8-K, filed on November 2, 2017)

10.17*
Form of Stock Option Grant Notice and Agreement for use in connection with both incentive and non-qualified stock options granted under Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.1 to Itron, Inc.'s Quarterly Report on Form 10-Q, filed on May 4, 2017)

10.18*
Form of Long-Term Performance RSU Award Notice and Agreement for U.S. Participants for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.2 to Itron, Inc.'s Quarterly Report on Form 10-Q, filed on May 4, 2017)

10.19*
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

10.21*
Form of Long-Term Performance RSU Award Notice and Agreement for U.S. Participants for use in connection with Itron, Inc.'s Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.33 to Itron, Inc.'s Annual Report on Form 10-K, filed on February 28, 2019)

10.22*
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

10.25*	Employment Agreement between Itron, Inc. and Thomas L. Deitrich, dated July 16, 2019. (Filed as Exhibit 10.1 to Itron, Inc.'s Current Report on Form 8-K, filed on July 22, 2019)

Exhibit Number	Description of Exhibits
10.26*
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

10.28*	Amended and Restated 2012 Employee Stock Purchase Plan. (Filed as Appendix A to Itron, Inc.'s Proxy Statement for the 2023 Annual Meeting of Shareholders, filed on March 21, 2023)

10.29*	2023 Itron Incentive Plan (filed with this report)

10.30*	Executive Officer Severance Pay Policy (filed with this report)

10.31	Insider Trading Policy (filed with this report)

10.32*	Itron, Inc. Executive Deferred Compensation Plan (filed with this report)

21.1	Subsidiaries of Itron, Inc. (filed with this report)

23.1	Consent of Deloitte & Touche LLP Independent Registered Public Accounting Firm. (filed with this report)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed with this report)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed with this report)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished with this report)

97.1	Incentive Compensation Recovery (Clawback) Policy (filed with this report)

101
The following financial information from Itron, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 26th day of February, 2024.

ITRON, INC.

By:	/s/ JOAN S. HOOPER
Joan S. Hooper
Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of February, 2024.

Signatures	Title

/s/ THOMAS L. DEITRICH
Thomas L. Deitrich	President and Chief Executive Officer (Principal Executive Officer), Director

/s/ JOAN S. HOOPER
Joan S. Hooper	Senior Vice President and Chief Financial Officer

/s/ MARY C. HEMMINGSEN
Mary C. Hemmingsen	Director

/s/ FRANK M. JAEHNERT
Frank M. Jaehnert	Director

/s/ JEROME J. LANDE
Jerome J. Lande	Director

/s/ TIMOTHY M. LEYDEN
Timothy M. Leyden	Director

/s/ SANJAY MIRCHANDANI
Sanjay Mirchandani	Director

/s/ SANTIAGO PEREZ
Santiago Perez	Director

/s/ DIANA D. TREMBLAY
Diana D. Tremblay	Chair of the Board

/s/ LYNDA L. ZIEGLER
Lynda L. Ziegler	Director