Form 10-Q
period 2024-03-31
ITRON, INC.
filed 2024-05-02
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 29, 2024, there were outstanding 45,869,373 shares of the registrant's common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1:    Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
In thousands, except per share data	2024	2023
Revenues
Product revenues	$527,822	$416,324
Service revenues	75,620	78,294
Total revenues	603,442	494,618
Cost of revenues
Product cost of revenues	356,707	297,343
Service cost of revenues	41,356	40,907
Total cost of revenues	398,063	338,250
Gross profit	205,379	156,368

Operating expenses
Sales, general and administrative	85,971	75,521
Research and development	52,401	49,565
Amortization of intangible assets	3,986	5,048
Restructuring	198	36,609
Loss on sale of business	23	18
Total operating expenses	142,579	166,761

Operating income (loss)	62,800	(10,393)
Other income (expense)
Interest income	3,846	1,818
Interest expense	(1,893)	(2,057)
Other income (expense), net	463	(1,475)
Total other income (expense)	2,416	(1,714)

Income (loss) before income taxes	65,216	(12,107)
Income tax benefit (provision)	(13,429)	70
Net income (loss)	51,787	(12,037)
Net income (loss) attributable to noncontrolling interests	66	(201)
Net income (loss) attributable to Itron, Inc.	$51,721	$(11,836)

Net income (loss) per common share - Basic	$1.13	$(0.26)
Net income (loss) per common share - Diluted	$1.12	$(0.26)

Weighted average common shares outstanding - Basic	45,652	45,281
Weighted average common shares outstanding - Diluted	46,357	45,281
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
In thousands	2024	2023
Net income (loss)	$51,787	$(12,037)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(10,851)	7,225
Pension benefit obligation adjustment	(57)	(106)
Total other comprehensive income (loss), net of tax	(10,908)	7,119

Total comprehensive income (loss), net of tax	40,879	(4,918)

Comprehensive income (loss) attributable to noncontrolling interests, net of tax	66	(201)
Comprehensive income (loss) attributable to Itron, Inc.	$40,813	$(4,717)
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

In thousands	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$300,606	$302,049
Accounts receivable, net	339,948	303,821
Inventories	287,220	283,686
Other current assets	169,323	159,882
Total current assets	1,097,097	1,049,438

Property, plant, and equipment, net	124,979	128,806
Deferred tax assets, net	249,694	247,211
Other long-term assets	42,397	38,836
Operating lease right-of-use assets, net	40,998	41,186
Intangible assets, net	57,123	46,282
Goodwill	1,064,275	1,052,504
Total assets	$2,676,563	$2,604,263

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$223,575	$199,520
Other current liabilities	59,621	54,407
Wages and benefits payable	94,318	135,803
Taxes payable	27,754	8,636
Current portion of warranty	15,812	14,663
Unearned revenue	157,237	124,207
Total current liabilities	578,317	537,236

Long-term debt, net	455,400	454,827
Long-term warranty	7,763	7,501
Pension benefit obligation	62,626	63,887
Deferred tax liabilities, net	678	697
Operating lease liabilities	31,702	32,656
Other long-term obligations	154,767	176,028
Total liabilities	1,291,253	1,272,832

Equity
Preferred stock, no par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75,000 shares authorized, 45,850 and 45,512 shares issued and outstanding	1,833,510	1,820,510
Accumulated other comprehensive loss, net	(92,098)	(81,190)
Accumulated deficit	(376,688)	(428,409)
Total Itron, Inc. shareholders' equity	1,364,724	1,310,911
Noncontrolling interests	20,586	20,520
Total equity	1,385,310	1,331,431
Total liabilities and equity	$2,676,563	$2,604,263
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2024	45,512	$1,820,510	$(81,190)	$(428,409)	$1,310,911	$20,520	$1,331,431
Net income				51,721	51,721	66	51,787
Other comprehensive income (loss), net of tax			(10,908)		(10,908)		(10,908)
Net stock issued and repurchased	338	1,560			1,560		1,560
Stock-based compensation expense		11,429			11,429		11,429
Registration fee		11			11		11
Balances at March 31, 2024	45,850	$1,833,510	$(92,098)	$(376,688)	$1,364,724	$20,586	$1,385,310

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2023	45,186	$1,788,479	$(94,674)	$(525,332)	$1,168,473	$23,083	$1,191,556
Net loss				(11,836)	(11,836)	(201)	(12,037)
Other comprehensive income (loss), net of tax			7,119		7,119		7,119
Distributions to noncontrolling interests						(21)	(21)
Net stock issued and repurchased	219	607			607		607
Stock-based compensation expense		6,919			6,919		6,919
Balances at March 31, 2023	45,405	$1,796,005	$(87,555)	$(537,168)	$1,171,282	$22,861	$1,194,143
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
In thousands	2024	2023
Operating activities
Net income (loss)	$51,787	$(12,037)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangible assets	12,744	14,463
Non-cash operating lease expense	3,814	3,972
Stock-based compensation	11,429	6,919
Amortization of prepaid debt fees	888	889
Deferred taxes, net	(1,579)	(4,272)
Loss on sale of business	23	18
Restructuring, non-cash	(194)	1,070
Other adjustments, net	(322)	56
Changes in operating assets and liabilities, net of acquisition and sale of business:
Accounts receivable	(36,826)	(22,497)
Inventories	(5,559)	(34,791)
Other current assets	(9,690)	(17,129)
Other long-term assets	(4,824)	3,002
Accounts payable, other current liabilities, and taxes payable	48,412	15,113
Wages and benefits payable	(40,561)	(12,895)
Unearned revenue	35,738	34,471
Warranty	1,489	(1,041)
Restructuring	(7,166)	33,209
Other operating, net	(18,295)	(7,091)
Net cash provided by operating activities	41,308	1,429

Investing activities
Net proceeds (payments) related to the sale of business	—	(772)
Acquisitions of property, plant, and equipment	(7,145)	(6,902)
Business acquisitions, net of cash and cash equivalents acquired	(34,126)	—
Other investing, net	125	16
Net cash used in investing activities	(41,146)	(7,658)

Financing activities
Issuance of common stock	1,564	607
Prepaid debt fees	(206)	(517)
Other financing, net	(281)	(185)
Net cash provided by (used in) financing activities	1,077	(95)

Effect of foreign exchange rate changes on cash and cash equivalents	(2,682)	330
Decrease in cash and cash equivalents	(1,443)	(5,994)
Cash and cash equivalents at beginning of period	302,049	202,007
Cash and cash equivalents at end of period	$300,606	$196,013

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$14,014	$1,432
Interest	322	459
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms "we", "us", "our", "Itron", and the "Company" refer to Itron, Inc. and its subsidiaries.

Note 1:    Summary of Significant Accounting Policies

Financial Statement Preparation
The consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023, Consolidated Statements of Equity for the three months ended March 31, 2024 and 2023, the Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, and the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the full year or for any other period.

Certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been partially or completely omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) regarding interim results. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2023 filed with the SEC in our Annual Report on Form 10-K on February 26, 2024 (2023 Annual Report). There have been no significant changes in financial statement preparation or significant accounting policies since December 31, 2023.

Restricted Cash and Cash Equivalents
Cash and cash equivalents that are contractually restricted from operating use are classified as restricted cash and cash equivalents. We had $1.8 million pledged for standby letters of credit as of March 31, 2024 and December 31, 2023.

Risks and Uncertainties
Global economic impacts, such as pandemics and various ongoing conflicts around the world, may create disruption in customer demand and global supply chains, resulting in market volatility, which our management continues to monitor. In the aftermath of these types of events, global supply chains, including labor, struggle to keep pace with rapidly changing demand. While we have had improvements since 2022 levels, our ability to obtain adequate supply of semiconductor components has impacted our ability to service customer demand in a timely manner. The temporary imbalance in supply and demand creates business uncertainties that include costs and availability. Efforts continue with suppliers to improve supply resiliency, including the approval of alternate sources. Recently, inflation in our raw materials and component costs, freight charges, and labor costs have increased above historical levels due to, among other things, the continuing impacts of the uncertain economic environment. We may or may not be able to fully recover these increased costs through pricing actions with our customers. Currently, we have not identified any significant decrease in long-term customer demand for our products and services. Certain of our customer projects have experienced delays in deliveries, with revenues originally forecasted in prior periods shifting to future periods.

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

Recent Accounting Standards Not Yet Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which amends the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 is effective for our annual financial reporting in 2024 and interim financial reports for the first quarter of 2025, with early adoption permitted. These amendments are to be applied retrospectively to all prior periods presented in the financial statements. We are currently evaluating the impact this standard will have on our consolidated financial statement disclosures for our reportable segment information.

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

Note 2:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended March 31,
In thousands, except per share data	2024	2023
Net income (loss) available to common shareholders	$51,721	$(11,836)

Weighted average common shares outstanding - Basic	45,652	45,281
Dilutive effect of stock-based awards	705	—
Dilutive effect of convertible notes	—	—
Weighted average common shares outstanding - Diluted	46,357	45,281
Net income (loss) per common share - Basic	$1.13	$(0.26)
Net income (loss) per common share - Diluted	$1.12	$(0.26)

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase our common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise and the future compensation cost associated with the stock award. Approximately 0.1 million and 0.7 million stock-based awards were excluded from the calculation of diluted EPS for the three months ended March 31, 2024 and 2023 because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Convertible Notes and Warrants
For our convertible notes issued in March 2021, the dilutive effect is calculated using the if-converted method. We are required, pursuant to the indenture governing our convertible notes, to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the convertible notes were converted. The average closing prices of our common stock for the quarter ended March 31, 2024 were used as the basis for determining the dilutive effect on EPS. The quarterly average closing prices for our common stock did not exceed the conversion price of $126.00, and therefore all associated shares were anti-dilutive.

In conjunction with the issuance of the convertible notes, we sold warrants to purchase 3.7 million shares of Itron common stock. The warrants have a strike price of $180.00 per share. For calculating the dilutive effect of the warrants, we use the treasury stock method. With this method, we assume exercise of the warrants at the beginning of the period, or at time of issuance if later, and the issuance of common stock upon exercise. Proceeds from the exercise of the warrants are assumed to be used to repurchase shares of our stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be exercised with the warrants less the number of shares repurchased, are included in diluted weighted average common shares outstanding. For periods where the warrants strike price of $180.00 per share is greater than the average share price of Itron stock for the period, the warrants would be anti-dilutive. For the three months ended March 31, 2024, the quarterly average closing prices of our common stock did not exceed the warrant strike price and therefore 3.7 million shares were considered anti-dilutive.

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

Note 3:    Certain Balance Sheet Components

A summary of accounts receivable from contracts with customers is as follows:

Accounts receivable, net
In thousands	March 31, 2024	December 31, 2023
Trade receivables (net of allowance of $722 and $738)	$310,617	$272,890
Unbilled receivables	29,331	30,931
Total accounts receivable, net	$339,948	$303,821

Allowance for credit losses account activity	Three Months Ended March 31,
In thousands	2024	2023
Beginning balance	$738	$4,863
Provision for (release of) doubtful accounts, net	22	(91)
Accounts written-off, net	(26)	(66)
Effect of change in exchange rates	(12)	76
Ending balance	$722	$4,782

Inventories
In thousands	March 31, 2024	December 31, 2023
Raw materials	$209,937	$213,303
Work in process	13,976	17,849
Finished goods	63,307	52,534
Total inventories	$287,220	$283,686

Property, plant, and equipment, net
In thousands	March 31, 2024	December 31, 2023
Machinery and equipment	$314,740	$318,546
Computers and software	125,942	126,149
Buildings, furniture, and improvements	124,381	126,041
Land	7,768	7,846
Construction in progress, including purchased equipment	22,539	24,316
Total cost	595,370	602,898
Accumulated depreciation	(470,391)	(474,092)
Property, plant, and equipment, net	$124,979	$128,806

Depreciation expense	Three Months Ended March 31,
In thousands	2024	2023
Depreciation expense	$8,758	$9,415

Note 4:    Intangible Assets and Liabilities

The gross carrying amount and accumulated amortization (accretion) of our intangible assets and liabilities, other than goodwill, were as follows:

	March 31, 2024			December 31, 2023
In thousands	Gross	Accumulated (Amortization) Accretion	Net	Gross	Accumulated (Amortization) Accretion	Net
Intangible Assets
Core-developed technology	$512,787	$(498,434)	$14,353	$502,010	$(499,571)	$2,439
Customer contracts and relationships	328,438	(287,386)	41,052	329,688	(287,653)	42,035
Trademarks and trade names	72,775	(71,130)	1,645	73,461	(71,740)	1,721
Other	12,019	(11,946)	73	12,019	(11,932)	87
Total intangible assets	$926,019	$(868,896)	$57,123	$917,178	$(870,896)	$46,282

Intangible Liabilities
Customer contracts and relationships	$(23,900)	$23,900	$—	$(23,900)	$23,900	$—

A summary of intangible assets and liabilities activity is as follows:

	Three Months Ended March 31,
In thousands	2024	2023
Intangible assets, gross beginning balance	$917,178	$905,134
Intangible assets acquired (1)	15,000	—
Effect of change in exchange rates	(6,159)	4,929
Intangible assets, gross ending balance	$926,019	$910,063

Intangible liabilities, gross beginning balance	$(23,900)	$(23,900)
Effect of change in exchange rates	—	—
Intangible liabilities, gross ending balance	$(23,900)	$(23,900)

(1) On March 1, 2024, we completed the acquisition of 100% of the shares Elpis2, Inc. (Elpis Squared), a privately held software and services company. The purchase resulted in the addition of intangible assets of $15.0 million. Refer to Note 5: Goodwill and Note 17: Business Combination for additional information.

Assumed intangible liabilities reflect the present value of the projected cash outflows for an existing contract where remaining costs were expected to exceed projected revenues.

Estimated future annual amortization is as follows:

Year Ending December 31,	Estimated Annual Amortization
In thousands
2024 (amount remaining at March 31, 2024)	$12,608
2025	16,161
2026	12,145
2027	7,449
2028	1,993
Thereafter	6,767
Total intangible assets subject to amortization	$57,123

Note 5:    Goodwill

The following table reflects changes in the carrying amount of goodwill for the three months ended March 31, 2024:

In thousands	Device Solutions	Networked Solutions	Outcomes	Total Company
Goodwill balance at January 1, 2024	$—	$911,847	$140,657	$1,052,504
Goodwill acquired (1)	—	—	19,676	19,676
Effect of change in exchange rates	—	(6,859)	(1,046)	(7,905)
Goodwill balance at March 31, 2024	$—	$904,988	$159,287	$1,064,275

(1) On March 1, 2024, we acquired Elpis Squared. The purchase resulted in the recognition of $19.7 million in goodwill allocated to our Outcomes operating segment and reporting unit. Refer to Note 4: Intangible Assets and Liabilities and Note 17: Business Combination for additional information on the transaction.

Note 6:    Debt

The components of our borrowings were as follows:

In thousands	March 31, 2024	December 31, 2023
Credit facility
Multicurrency revolving line of credit	$—	$—
Convertible notes	460,000	460,000
Total debt	460,000	460,000
Less: unamortized prepaid debt fees - convertible notes	4,600	5,173
Long-term debt, net	$455,400	$454,827

Credit Facility
Our current credit facility, entered on January 5, 2018 (as amended, the 2018 credit facility), originally provided for committed credit facilities in the amount of $1.2 billion U.S. dollars. This facility now consists of a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million standby letter of credit sub-facility and a $50 million swingline sub-facility. The $650 million U.S. dollar term loan (the term loan) included in the original facility was fully repaid in August 2021.

The 2018 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2018 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries. This includes a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2018 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2018 credit facility includes debt covenants, which contain certain financial thresholds and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the 2018 credit facility at March 31, 2024.

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

At March 31, 2024, there were no outstanding loan balances under the credit facility, and $52.4 million was utilized by outstanding standby letters of credit, resulting in $447.6 million available for additional borrowings or standby letters of credit within the revolver. At March 31, 2024, $247.6 million was available for additional standby letters of credit under the letter of credit sub-facility, and no amounts were outstanding under the swingline sub-facility.

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

Subsequent to March 20, 2024 and prior to December 15, 2025, we may redeem for cash all or part of the convertible notes, at our option, if the last reported sales price of common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related notice of the redemption. The redemption price of each convertible note to be redeemed will be the principal amount of such note, plus accrued and unpaid special interest, if any. Upon the occurrence of a fundamental change (as defined in the indenture governing the convertible notes), subject to a limited exception described in the indenture governing the convertible notes, holders may require us to repurchase all or a portion of their notes for cash at a price equal to plus accrued and unpaid special interest to, but not including, the fundamental change repurchase date (as defined in the indenture governing the convertible notes).

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

Debt Maturities
The amount of required minimum principal payments on our long-term debt in aggregate over the next five years is as follows:

Year Ending December 31,	Minimum Payments
In thousands
2024 (amount remaining at March 31, 2024)	$—
2025	—
2026	460,000
2027	—
2028	—
Thereafter	—
Total minimum payments on debt	$460,000

Note 7:    Derivative Financial Instruments

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Refer to Note 13: Shareholders' Equity and Note 14: Fair Value of Financial Instruments for additional disclosures on our derivative instruments.

Derivatives Not Designated as Hedging Relationships
We are exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of March 31, 2024, a total of 39 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar, and various other currencies, with notional amounts ranging from $111,000 to $34.9 million.

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

Amounts recognized on the Consolidated Balance Sheets consist of:

In thousands	March 31, 2024	December 31, 2023
Assets
Plan assets in other long-term assets	$74	$80

Liabilities
Current portion of pension benefit obligation in wages and benefits payable	$3,647	$3,623
Long-term portion of pension benefit obligation	62,626	63,887
Pension benefit obligation, net	$66,199	$67,430

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

Net periodic pension benefit cost for our plans include the following components:

	Three Months Ended March 31,
In thousands	2024	2023
Service cost	$635	$604
Interest cost	681	712
Expected return on plan assets	(73)	(87)
Amortization of prior service costs	34	15
Amortization of actuarial net loss	(85)	(121)
Net periodic benefit cost	$1,192	$1,123

The components of net periodic benefit cost, other than the service cost component, are included in total other income (expense) on the Consolidated Statements of Operations.

Note 9:    Stock-Based Compensation

We grant stock-based compensation awards, including restricted stock units, phantom stock, and unrestricted stock units, under the Second Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan). Prior to December 31, 2020, stock options were also granted as part of the stock-based compensation awards. In the Stock Incentive Plan, we have 10,357,273 shares of common stock authorized for issuance subject to stock splits, dividends, and other similar events, and at March 31, 2024, 982,319 shares were available for grant. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied. These shares are subject to a fungible share provision such that the authorized share available for grant is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

We also award phantom stock units, which are settled in cash upon vesting and accounted for as liability-based awards, with no impact to the shares available for grant.

In addition, we maintain the Employee Stock Purchase Plan (ESPP), for which 510,025 shares of common stock were available for future issuance at March 31, 2024.

ESPP activity and stock-based grants other than stock options and restricted stock units were not significant for the three months ended March 31, 2024 and 2023.

Stock-Based Compensation Expense
Total stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended March 31,
In thousands	2024	2023
Stock options	$—	$60
Restricted stock units	11,093	6,583
Unrestricted stock awards	336	276
Phantom stock units	1,449	777
Total stock-based compensation	$12,878	$7,696

Related tax benefit	$2,799	$1,703

Stock Options
A summary of our stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	In thousands		Years	In thousands
Outstanding, January 1, 2023	381	$60.63	4.8	$1,892
Granted	—	—			$—
Exercised	—	—		—
Forfeited	—	—
Canceled	—	—
Outstanding, March 31, 2023	381	$60.63	4.6	$2,549

Outstanding, January 1, 2024	363	$61.36	4.0	$5,886
Granted	—	—			$—
Exercised	(19)	44.61		769
Forfeited	—	—
Canceled	—	—
Outstanding, March 31, 2024	344	$62.27	3.8	$10,419

Exercisable, March 31, 2024	344	$62.27	3.8	$10,419

At March 31, 2024, all stock-based compensation expense related to nonvested stock options has been recognized.

Restricted Stock Units
The following table summarizes restricted stock unit activity:

In thousands, except fair value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, January 1, 2023	528
Granted	411	$55.59
Released (1)	(202)		$14,897
Forfeited	(12)
Outstanding, March 31, 2023	725

Outstanding, January 1, 2024	751	$58.89
Granted	397	74.85
Released (1)	(306)	63.99	$22,962
Forfeited	(6)	59.21
Outstanding, March 31, 2024	836	65.18

Vested but not released, March 31, 2024	16		$1,496

(1) Shares released is presented as gross shares and does not reflect shares withheld by us for employee payroll tax obligations.

At March 31, 2024, total unrecognized compensation expense on restricted stock units was $71.0 million, which is expected to be recognized over a weighted average period of approximately 2.0 years.

The weighted average assumptions used to estimate the fair value of performance-based restricted stock units granted with a service and market condition and the resulting weighted average fair value are as follows:

	Three Months Ended March 31,
	2024	2023
Expected volatility	45.7%	50.0%
Risk-free interest rate	4.4%	4.6%
Expected term (years)	2.9	2.2

Weighted average fair value	$83.26	$59.22

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

While our tax rate for the three months ended March 31, 2024 of 21% is in line with the federal statutory rate of 21%, it is overall impacted by the effect of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, U.S. taxation of foreign earnings including GILTI (Global Intangible Low Taxed Income) tax, net of Section 250 deduction (largely driven by research and development capitalization), Subpart F income, a benefit related to stock-based compensation, tax credits, state taxes, and uncertain tax positions.

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

The Organization for Economic Cooperation and Development (OECD) guidance under the Base Erosion and Profit Shifting (BEPS) initiative aims to minimize perceived tax abuses and modernize global tax policy, including the implementation of a global minimum effective tax rate of 15%. In December 2022, the Council of the European Union adopted OECD Pillar 2 for implementation by European Union member states by December 31, 2023. Legislation is in various stages of adoption, from formal legislative proposals to passage into law, in most countries where Itron has significant operations, and is expected to take effect for calendar year 2024. The OECD continues to release more guidance on these rules and framework and we are evaluating the impact to our financial position. These enactments or amendments could adversely affect our tax rate and ultimately result in a negative impact on our operating results and cash flows. Based upon forecast calculations for calendar year 2024, the Company expects to meet the safe harbors in most jurisdictions, and the remaining top-up tax is forecasted to be immaterial.

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense amounts recognized were as follows:

	Three Months Ended March 31,
In thousands	2024	2023
Net interest and penalties expense	$474	$250

Accrued interest and penalties recognized were as follows:

In thousands	March 31, 2024	December 31, 2023
Accrued interest	$10,176	$9,794
Accrued penalties	360	466

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate were as follows:

In thousands	March 31, 2024	December 31, 2023
Unrecognized tax benefits related to uncertain tax positions	$128,992	$130,067
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	128,528	129,591

At March 31, 2024, we are under examination by certain tax authorities. We have received assessments of approximately $13 million from German tax authorities for years 2014-2017 and have reflected those amounts as current liabilities, and plan to appeal certain items not taken into account in the assessments. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or cash flows.

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

Our available lines of credit, outstanding standby LOCs, and bonds were as follows:

In thousands	March 31, 2024	December 31, 2023
Credit facility
Multicurrency revolving line of credit	$500,000	$500,000
Standby LOCs issued and outstanding	(52,415)	(59,059)
Net available for additional borrowings under the multicurrency revolving line of credit	$447,585	$440,941

Net available for additional standby LOCs under sub-facility	$247,585	$240,941

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$90,206	$84,318
Standby LOCs issued and outstanding	(21,992)	(21,853)
Short-term borrowings	—	—
Net available for additional borrowings and LOCs	$68,214	$62,465

Unsecured surety bonds in force	$271,184	$271,164

In the event any such standby LOC or bond were called, we would be obligated to reimburse the issuer of the standby LOC or bond. As of May 2, 2024, we are not aware of any valid claims against our outstanding standby LOCs or bonds.

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

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended March 31,
In thousands	2024	2023
Beginning balance	$22,164	$25,698
New product warranties	1,698	1,630
Other adjustments and expirations, net	1,480	(689)
Claims activity	(1,690)	(1,987)
Effect of change in exchange rates	(77)	179
Ending balance	23,575	24,831
Less: current portion of warranty	15,812	17,829
Long-term warranty	$7,763	$7,002

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to insurance and supplier recoveries, other changes and adjustments to warranties, and customer claims. Warranty expense was as follows:

	Three Months Ended March 31,
In thousands	2024	2023
Total warranty expense	$3,178	$941

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

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2023 Projects were as follows:

In thousands	Total Expected Costs at March 31, 2024	Costs Recognized in Prior Periods	Costs Recognized During the Three Months Ended March 31, 2024	Expected Remaining Costs to be Recognized at March 31, 2024
Employee severance costs	$42,803	$43,347	$(544)	$—
Asset impairments & net loss (gain) on sale or disposal	1,169	1,130	39	—
Other restructuring costs	7,539	4,051	1,038	2,450
Total	$51,511	$48,528	$533	$2,450

2021 Projects
On October 29, 2021, our Board of Directors approved a restructuring plan (the 2021 Projects), which in conjunction with the announcement of the sale of certain Gas product lines from our Device Solutions manufacturing and business operations in Europe and North America to Dresser Utility Solutions, includes activities to drive reductions in certain locations and functional support areas. These projects are expected to be substantially complete by the end of 2024.

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2021 Projects were as follows:

In thousands	Total Expected Costs at March 31, 2024	Costs Recognized in Prior Periods	Adjustments Recognized During the Three Months Ended March 31, 2024	Expected Remaining Costs to be Recognized at March 31, 2024
Employee severance costs	$34,671	$34,821	$(150)	$—
Asset impairments & net loss (gain) on sale or disposal	8,146	8,379	(233)	—
Other restructuring costs	5,427	3,729	48	1,650
Total	$48,244	$46,929	$(335)	$1,650

The following table summarizes the activity within the restructuring related balance sheet accounts for the 2023 Projects and the 2021 Projects during the three months ended March 31, 2024:

In thousands	Accrued Employee Severance	Asset Impairments & Net Loss (Gain) on Sale or Disposal	Other Accrued Costs	Total
Beginning balance, January 1, 2024	$68,698	$—	$3,678	$72,376
Costs charged to expense	(694)	(194)	1,086	198
Cash payments	(4,899)	(13)	(1,299)	(6,211)
Cash receipts	—	—	—	—
Net assets disposed and impaired	—	207	—	207
Effect of change in exchange rates	(1,367)	—	(16)	(1,383)
Ending balance, March 31, 2024	$61,738	$—	$3,449	$65,187

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

The current portions of restructuring liabilities were $23.7 million and $21.0 million as of March 31, 2024 and December 31, 2023 and are classified within other current liabilities on the Consolidated Balance Sheets. The long-term portions of restructuring liabilities were $41.5 million and $51.4 million as of March 31, 2024 and December 31, 2023. The long-term portions of restructuring liabilities are classified within other long-term obligations on the Consolidated Balance Sheets and include severance accruals and facility exit costs.

Note 13:    Shareholders' Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock would be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at March 31, 2024 or December 31, 2023.

Stock Repurchase Program
Effective May 11, 2023, Itron's Board of Directors authorized a share repurchase up to $100 million of our common stock over an 18-month period (the 2023 Stock Repurchase Program). Repurchases will be made in the open market pursuant to the terms of any Rule 10b5-1 plans that we may enter into, and in accordance with applicable securities laws. The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. There have been no repurchases under the 2023 Stock Repurchase Program through May 2, 2024.

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

Accumulated Other Comprehensive Income (Loss) (AOCI)
The changes in the components of AOCI, net of tax, were as follows:

In thousands	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Benefit Obligation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2023	$(83,193)	$(210)	$(14,380)	$3,109	$(94,674)
OCI before reclassifications	7,225	—	—	—	7,225
Amounts reclassified from AOCI	—	—	—	(106)	(106)
Total other comprehensive income (loss)	7,225	—	—	(106)	7,119
Balances at March 31, 2023	$(75,968)	$(210)	$(14,380)	$3,003	$(87,555)

Balances at January 1, 2024	$(67,643)	$(210)	$(14,380)	$1,043	$(81,190)
OCI before reclassifications	(10,851)	—	—	—	(10,851)
Amounts reclassified from AOCI	—	—	—	(57)	(57)
Total other comprehensive income (loss)	(10,851)	—	—	(57)	(10,908)
Balances at March 31, 2024	$(78,494)	$(210)	$(14,380)	$986	$(92,098)

The before-tax, income tax (provision) benefit, and net-of-tax amounts related to each component of other comprehensive income (OCI) were as follows:

	Three Months Ended March 31,
In thousands	2024	2023
Before-tax amount
Foreign currency translation adjustment	$(10,908)	$7,227
Net defined benefit plan (gain) loss reclassified to net income (loss)	(51)	(106)
Total other comprehensive income (loss), before tax	$(10,959)	$7,121

Tax (provision) benefit
Foreign currency translation adjustment	$57	$(2)
Net defined benefit plan (gain) loss reclassified to net income (loss)	(6)	—
Total other comprehensive income (loss) tax (provision) benefit	$51	$(2)

Net-of-tax amount
Foreign currency translation adjustment	$(10,851)	$7,225
Net defined benefit plan (gain) loss reclassified to net income (loss)	(57)	(106)
Total other comprehensive income (loss), net of tax	$(10,908)	$7,119

Note 14:    Fair Value of Financial Instruments

The fair values at March 31, 2024 and December 31, 2023 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	March 31, 2024		December 31, 2023
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit facility
Multicurrency revolving line of credit	$—	$—	$—	$—
Convertible notes	455,400	463,620	454,827	423,476

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

Revenues, gross profit, and operating income (loss) associated with our operating segments were as follows:

	Three Months Ended March 31,
In thousands	2024	2023
Product revenues
Device Solutions	$125,908	$117,451
Networked Solutions	381,305	281,470
Outcomes	20,609	17,403
Total Company	$527,822	$416,324

Service revenues
Device Solutions	$844	$803
Networked Solutions	26,211	31,998
Outcomes	48,565	45,493
Total Company	$75,620	$78,294

Total revenues
Device Solutions	$126,752	$118,254
Networked Solutions	407,516	313,468
Outcomes	69,174	62,896
Total Company	$603,442	$494,618

Gross profit
Device Solutions	$30,064	$23,713
Networked Solutions	151,025	105,776
Outcomes	24,290	26,879
Total Company	$205,379	$156,368

Operating income (loss)
Device Solutions	$21,703	$14,078
Networked Solutions	116,678	74,956
Outcomes	9,091	12,911
Corporate unallocated	(84,672)	(112,338)
Total Company	62,800	(10,393)
Total other income (expense)	2,416	(1,714)
Income (loss) before income taxes	$65,216	$(12,107)

For the three months ended March 31, 2024 and 2023, no single customer represented more than 10% of total company revenue.

Revenues by region were as follows:

	Three Months Ended March 31,
In thousands	2024	2023
United States and Canada	$482,096	$372,842
Europe, Middle East, and Africa	98,656	98,744
Asia Pacific	22,690	23,032
Total Company	$603,442	$494,618

Depreciation expense is allocated to the operating segments based upon each segment's use of the assets. All amortization expense is recognized within Corporate unallocated. Depreciation and amortization of intangible assets expense associated with our operating segments was as follows:

	Three Months Ended March 31,
In thousands	2024	2023
Device Solutions	$2,598	$3,262
Networked Solutions	4,018	4,131
Outcomes	1,456	1,254
Corporate unallocated	4,672	5,816
Total Company	$12,744	$14,463

Note 16: Revenues

A summary of significant net changes in the contract assets and the contract liabilities balances during the period is as follows:

In thousands	Contract Liabilities, Less Contract Assets
Beginning balance, January 1, 2024	$82,885
Revenues recognized from beginning contract liability	(49,530)
Cumulative catch-up adjustments	834
Increases due to amounts collected or due	108,004
Revenues recognized from current period increases	(25,023)
Other	(595)
Ending balance, March 31, 2024	$116,575

On January 1, 2024, total contract assets were $80.1 million and total contract liabilities were $163.0 million. On March 31, 2024, total contract assets were $83.8 million and total contract liabilities were $200.3 million. The contract assets primarily relate to contracts that include a retention clause and allocations related to contracts with multiple performance obligations. The contract liabilities primarily relate to deferred revenue, such as extended warranty and maintenance agreements. The cumulative catch-up adjustments relate to contract modifications, measure-of-progress changes, and changes in the estimate of the transaction price.

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

Total transaction price allocated to remaining performance obligations related to contracts is approximately $1.8 billion for the next 12 months and approximately $1.8 billion for periods longer than 12 months. The total remaining performance obligations consist of product and service components. The service component relates primarily to maintenance agreements for which customers pay a full year's maintenance in advance, and service revenues are generally recognized over the service period. Total transaction price allocated to remaining performance obligations also includes our extended warranty contracts, for which revenue is recognized over the extended warranty period, and hardware, which is recognized as units are delivered. The estimate of when remaining performance obligations will be recognized requires significant judgment.

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

Note 17:    Business Combination

Elpis2, Inc.
On March 1, 2024, we completed the acquisition of 100% of the shares of Elpis Squared, a privately held software and services company. This acquisition provides value to Itron through the leverage of Elpis Squared's utility grid analytics, services, and operational software platforms to enhance Itron's Outcomes offerings. The acquisition was deemed a business acquisition. The sales, results of operations, and acquisition-related costs associated with the acquisition were not material.

The preliminary purchase price for this acquisition is $34.1 million, with adjustment for the final working capital amount, to be determined in July 2024. The purchase price was allocated to acquired assets and liabilities assumed, primarily $15.0 million in finite-lived intangible assets and $19.7 million in goodwill. Since this was a stock acquisition, none of the goodwill is deductible for tax purposes. The purchase was funded through cash on hand. Refer to Note 4: Intangible Assets and Liabilities and Note 5: Goodwill for additional information.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes included in this report and with the consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission (SEC) in our Annual Report on Form 10-K on February 26, 2024 (2023 Annual Report).

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

Documents we provide to the SEC are available free of charge under the Investors section of our website at https://www.itron.com as soon as practicable after they are filed with or furnished to the SEC. In addition, these documents are available at the SEC's website (https://www.sec.gov).

Certain Forward-Looking Statements

This report contains, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical factors nor assurances of future performance. These statements are based on our expectations about, among others, revenues, operations, financial performance, earnings, liquidity, earnings per share, cash flows and restructuring activities including headcount reductions and other cost savings initiatives. This document reflects our current strategy, plans and expectations and is based on information currently available as of the date of this Quarterly Report on Form 10-Q. When we use words such as "expect", "intend", "anticipate", "believe", "plan", "goal", "seek", "project", "estimate", "future", "strategy", "objective", "may", "likely", "should", "will", "will continue", and similar expressions, including related to future periods, they are intended to identify forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. Although we believe the estimates and assumptions upon which these forward-looking statements are based are reasonable, any of these estimates or assumptions could prove to be inaccurate and the forward-looking statements based on these estimates and assumptions could be incorrect. Our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a variety of factors. Therefore, you should not rely on any of these forward-looking statements. Some of the factors that we believe could affect our results include our ability to execute on our restructuring plans, our ability to achieve estimated cost savings, the rate and timing of customer demand for our products, rescheduling of current customer orders, changes in estimated liabilities for product warranties, adverse impacts of litigation, changes in laws and regulations, our dependence on new product development and intellectual property, future acquisitions, changes in estimates for stock-based and bonus compensation, increasing volatility in foreign exchange rates, international business risks, uncertainties caused by adverse economic conditions, including without limitation those resulting from extraordinary events or circumstances and other factors that are more fully described in Part I, Item 1A: Risk Factors included in our 2023 Annual Report and other reports on file with the SEC. We undertake no obligation to update or revise any forward-looking statement, whether written or oral.

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

Networked Solutions – This segment primarily includes a combination of communicating devices (e.g., smart meters, modules, endpoints, and sensors), network infrastructure, and associated head-end management and application software designed and sold as a complete solution for acquiring and transporting robust application-specific data. Networked Solutions includes products and software for the implementation, installation, and management of communicating devices and data networks. The IIoT solutions supported by this segment include automated meter reading (AMR); advanced metering infrastructure (AMI) for electricity, water and gas; distributed energy resource management (DERMs); smart grid and distribution automation; smart street lighting; and leak detection and applications for both gas and water systems. Our IIoT platform allows utility and smart city applications to be run and managed on a flexible multi-purpose network.

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

Refer to the Non-GAAP Measures section below on pages 40-43 for information about these non-GAAP measures and the detailed reconciliation of items that impacted non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income, non-GAAP diluted EPS, adjusted EBITDA, and free cash flow in the periods presented.

Total Company Highlights

Highlights and significant developments for the three months ended March 31, 2024 compared with the three months ended March 31, 2023
•Revenues were $603.4 million compared with $494.6 million in 2023, an increase of $108.8 million, or 22%
•Gross margin was 34.0% compared with 31.6% in 2023
•Operating expenses decreased $24.2 million, or 15%, compared with 2023
•Net income attributable to Itron, Inc. was $51.7 million compared with net loss of $11.8 million in 2023
•GAAP diluted EPS increased by $1.38 to a diluted income per share of $1.12 in 2024
•Non-GAAP net income attributable to Itron, Inc. was $57.3 million compared with $22.4 million in 2023
•Non-GAAP diluted EPS was $1.24, an increase of $0.75 compared with 2023
•Adjusted EBITDA was $76.5 million compared with $39.5 million in 2023
•Total backlog was $4.3 billion and twelve-month backlog was $1.9 billion at March 31, 2024, compared with $4.5 billion and $1.9 billion at March 31, 2023
Business Acquisition
On March 1, 2024, we completed the acquisition of 100% of the shares of Elpis Squared, a privately held software and services company. This acquisition provides value to Itron through the leverage of Elpis Squared's utility grid analytics, services, and operational software platforms to enhance Itron's Outcomes offerings. The acquisition was deemed a business acquisition. The sales, results of operations, and acquisition-related costs associated with the acquisition were not material. The preliminary purchase price for this acquisition is $34.1 million, with adjustment for the final working capital amount, to be determined in July 2024. The purchase price was allocated to acquired assets and liabilities assumed, primarily $15.0 million in finite-lived intangible assets and $19.7 million in goodwill. Since this was a stock acquisition, none of the goodwill is deductible for tax purposes. The purchase was funded through cash on hand.

Global Geopolitical and Economic Supply Chain Risk
Global economic impacts, such as pandemics and various ongoing conflicts around the world, may create disruption in customer demand and global supply chains, resulting in market volatility, which our management continues to monitor. In the aftermath of these types of events, global supply chains, including labor, struggle to keep pace with rapidly changing demand. While we have had improvements since 2022 levels, our ability to obtain adequate supply of semiconductor components has impacted our ability to service customer demand in a timely manner. The temporary imbalance in supply and demand creates business uncertainties that include costs and availability. Efforts continue with suppliers to improve supply resiliency, including the approval of alternate sources. Recently, inflation in our raw materials and component costs, freight charges, and labor costs have increased above historical levels due to, among other things, the continuing impacts of the uncertain economic environment. We may or may not be able to fully recover these increased costs through pricing actions with our customers. Currently, we have not identified any significant decrease in long-term customer demand for our products and services. Certain of our customer projects have experienced delays in deliveries, with revenues originally forecasted in prior periods shifting to future periods. For more information on risks associated with global economic challenges, please see our risk in Part I, Item 1A: Risk Factors in our 2023 Annual Report.

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

Total Company GAAP and Non-GAAP Highlights and Endpoints Under Management:

	Three Months Ended March 31,
In thousands, except margin and per share data	2024	2023	% Change
GAAP
Revenues
Product revenues	$527,822	$416,324	27%
Service revenues	75,620	78,294	(3)%
Total revenues	603,442	494,618	22%

Gross profit	205,379	156,368	31%
Operating expenses	142,579	166,761	(15)%
Operating income (loss)	62,800	(10,393)	NM
Other income (expense)	2,416	(1,714)	NM
Income tax benefit (provision)	(13,429)	70	NM
Net income (loss) attributable to Itron, Inc.	51,721	(11,836)	NM

Non-GAAP(1)
Non-GAAP operating expenses	$138,054	$125,041	10%
Non-GAAP operating income	67,325	31,327	115%
Non-GAAP net income attributable to Itron, Inc.	57,291	22,382	156%
Adjusted EBITDA	76,480	39,468	94%

GAAP Margins and Earnings Per Share
Gross margin
Product gross margin	32.4%	28.6%
Service gross margin	45.3%	47.8%
Total gross margin	34.0%	31.6%

Operating margin	10.4%	(2.1)%
Net income (loss) per common share - Basic	$1.13	$(0.26)
Net income (loss) per common share - Diluted	$1.12	$(0.26)

Non-GAAP Earnings Per Share(1)
Non-GAAP diluted EPS	$1.24	$0.49
(1)These measures exclude certain expenses that we do not believe are indicative of our core operating results. See pages 40-43 for information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

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

A summary of our endpoints under management is as follows:

	As of March 31,
Units in thousands	2024	2023
Endpoints under management	100,671	92,410

Results of Operations

Revenues and Gross Margin

The actual results of and effects of changes in foreign currency exchange rates on revenues and gross profit were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended March 31,
In thousands	2024	2023
Total Company
Revenues	$603,442	$494,618	$1,200	$107,624	$108,824
Gross profit	205,379	156,368	227	48,784	49,011

Revenues - Three months ended March 31, 2024 vs. Three months ended March 31, 2023
Total revenues increased $108.8 million, or 22%, compared with the same period in 2023. Product revenues increased by $111.5 million, and service revenues decreased by $2.7 million. Device Solutions increased by $8.5 million; Networked Solutions increased by $94.0 million; and Outcomes increased by $6.3 million when compared with the same period last year. Changes in exchange rates favorably impacted total revenues by $1.2 million, of which $1.0 million favorably impacted Device Solutions.

Gross Margin - Three months ended March 31, 2024 vs. Three months ended March 31, 2023
Gross margin was 34.0%, compared with 31.6% in 2023. Product sales gross margin increased to 32.4%, compared with 28.6% in 2023, and gross margin on service revenues decreased to 45.3%, compared with 47.8% in 2023.

Refer to Operating Segment Results section below for further detail on total company revenues and gross margin.

Operating Expenses

The actual results of and effects of changes in foreign currency exchange rates on operating expenses were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended March 31,
In thousands	2024	2023
Total Company
Sales, general and administrative	$85,971	$75,521	$143	$10,307	$10,450
Research and development	52,401	49,565	74	2,762	2,836
Amortization of intangible assets	3,986	5,048	16	(1,078)	(1,062)
Restructuring	198	36,609	23	(36,434)	(36,411)
Loss on sale of business	23	18	—	5	5
Total operating expenses	$142,579	$166,761	$256	$(24,438)	$(24,182)

Operating expenses decreased $24.2 million for the three months ended March 31, 2024 as compared with the same period in 2023. This was primarily the result of a $36.4 million decrease in restructuring costs and a $1.1 million decrease in amortization of intangible assets. The decrease was partially offset by an increase of $10.5 million in sales, general and administrative expenses and a $2.8 million increase in research and development expenses. The increases in sales, general and administrative and research and development expenses were primarily driven by increased labor costs. For additional details, refer to Item 1: Financial Statements (Unaudited), Note 12: Restructuring included in this Quarterly Report on Form 10-Q.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended March 31,		% Change
In thousands	2024	2023
Interest income	$3,846	$1,818	112%
Amortization of prepaid debt fees	(888)	(889)	—%
Other interest expense	(1,005)	(1,168)	14%
Interest expense	(1,893)	(2,057)	8%
Other income (expense), net	463	(1,475)	NM
Total other income (expense)	$2,416	$(1,714)	NM

Total other income (expense) for the three months ended March 31, 2024 was income of $2.4 million, compared with net expense of $1.7 million in the same period in 2023. The net other income for the three months ended March 31, 2024, as compared with the same period in 2023, was primarily driven by the $2.0 million increase in interest income.

Income Tax Provision

For the three months ended March 31, 2024, our income tax expense was $13.4 million, compared with an income tax benefit of $0.1 million for the same period in 2023. While our tax rate for the three months ended March 31, 2024 of 21% is in line with the federal statutory rate of 21%, it is overall impacted by the effect of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, U.S. taxation of foreign earnings including GILTI (Global Intangible Low-Taxed Income), net of Section 250 deduction, Subpart F income, a benefit related to stock-based compensation, tax credits, state taxes, and uncertain tax positions. Our tax rate for the three months ended March 31, 2023 of 1% differed from the federal statutory rate of 21% due to the impact of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, U.S. taxation of foreign earnings including GILTI (Global Intangible Low Taxed Income), net of Section 250 deduction, Subpart F income, an expense related to stock-based compensation, tax credits, and uncertain tax positions.

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

The Organization for Economic Cooperation and Development (OECD) guidance under the Base Erosion and Profit Shifting (BEPS) initiative aims to minimize perceived tax abuses and modernize global tax policy, including the implementation of a global minimum effective tax rate of 15%. In December 2022, the Council of the European Union adopted OECD Pillar 2 for implementation by European Union member states by December 31, 2023. Legislation is in various stages of adoption, from formal legislative proposals to passage into law, in most countries where Itron has significant operations, and is expected to take effect for calendar year 2024. The OECD continues to release more guidance on these rules and framework and we are evaluating the impact to our financial position. These enactments or amendments could adversely affect our tax rate and ultimately result in a negative impact on our operating results and cash flows. Based upon forecast calculations for calendar year 2024, the Company expects to meet the safe harbors in most jurisdictions, and the remaining top-up tax is forecasted to be immaterial.

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

Operating Segment Results

For a description of our operating segments, refer to Item 1: Financial Statements (Unaudited), Note 15: Segment Information included in this Quarterly Report on Form 10-Q. The following tables and discussion highlight significant changes in trends or components of each operating segment:

	Three Months Ended March 31,
In thousands	2024	2023	% Change
Segment revenues
Device Solutions	$126,752	$118,254	7%
Networked Solutions	407,516	313,468	30%
Outcomes	69,174	62,896	10%
Total revenues	$603,442	$494,618	22%

	Three Months Ended March 31,
	2024		2023
In thousands	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment gross profit and margin
Device Solutions	$30,064	23.7%	$23,713	20.1%
Networked Solutions	151,025	37.1%	105,776	33.7%
Outcomes	24,290	35.1%	26,879	42.7%
Total gross profit and margin	$205,379	34.0%	$156,368	31.6%

	Three Months Ended March 31,
In thousands	2024	2023	% Change
Segment operating expenses
Device Solutions	$8,361	$9,635	(13)%
Networked Solutions	34,347	30,820	11%
Outcomes	15,199	13,968	9%
Corporate unallocated	84,672	112,338	(25)%
Total operating expenses	$142,579	$166,761	(15)%

	Three Months Ended March 31,
	2024		2023
In thousands	Operating Income (Loss)	Operating Margin	Operating Income (Loss)	Operating Margin
Segment operating income (loss) and operating margin
Device Solutions	$21,703	17.1%	$14,078	11.9%
Networked Solutions	116,678	28.6%	74,956	23.9%
Outcomes	9,091	13.1%	12,911	20.5%
Corporate unallocated	(84,672)	NM	(112,338)	NM
Total operating income (loss) and operating margin	$62,800	10.4%	$(10,393)	(2.1)%

Device Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Device Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended March 31,
In thousands	2024	2023
Device Solutions Segment
Revenues	$126,752	$118,254	$1,002	$7,496	$8,498
Gross profit	30,064	23,713	107	6,244	6,351
Operating expenses	8,361	9,635	21	(1,295)	(1,274)

Revenues - Three months ended March 31, 2024 vs. Three months ended March 31, 2023
Revenues increased $8.5 million, or 7%. Changes in foreign currency exchange rates favorably impacted revenues by $1.0 million. The 2024 increase in revenues was driven primarily by increased smart water meter and communication module sales in Europe, Middle East, and Africa.

Gross Margin - Three months ended March 31, 2024 vs. Three months ended March 31, 2023
For the three months ended March 31, 2024, gross margin was 23.7%, compared with 20.1% for the same period in 2023. The 360 basis point increase over the prior year was primarily due to an improved product mix.

Operating Expenses - Three months ended March 31, 2024 vs. Three months ended March 31, 2023
Operating expenses decreased $1.3 million, or 13%, for the first three months of 2024, compared with the same period in 2023. The decrease was primarily due to lower product development expenses.

Networked Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Networked Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended March 31,
In thousands	2024	2023
Networked Solutions Segment
Revenues	$407,516	$313,468	$(31)	$94,079	$94,048
Gross profit	151,025	105,776	(63)	45,312	45,249
Operating expenses	34,347	30,820	1	3,526	3,527

Revenues - Three months ended March 31, 2024 vs. Three months ended March 31, 2023
Revenues increased $94.0 million, or 30%, for the first three months of 2024 compared with the same period in 2023. The increase was primarily from product revenues due to the ramp of ongoing and new deployments and improved component supply enabling us to fulfill more of the previously constrained customer demand.

Gross Margin - Three months ended March 31, 2024 vs. Three months ended March 31, 2023
Gross margin was 37.1% for the 2024 period, compared with 33.7% in 2023. The 340 basis point increase was primarily related to favorable product and solutions volumes and mix.

Operating Expenses - Three months ended March 31, 2024 vs. Three months ended March 31, 2023
Operating expenses increased $3.5 million, or 11%, for the first three months of 2024, compared with the same period in 2023. The increase was primarily related to higher product development driven by labor costs.

Outcomes

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Outcomes segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended March 31,
In thousands	2024	2023
Outcomes Segment
Revenues	$69,174	$62,896	$229	$6,049	$6,278
Gross profit	24,290	26,879	183	(2,772)	(2,589)
Operating expenses	15,199	13,968	10	1,221	1,231

Revenues - Three months ended March 31, 2024 vs. Three months ended March 31, 2023
Revenues increased $6.3 million, or 10%, for the first three months of 2024, compared with 2023. This increase was driven by growth in recurring managed services, distributed energy management, and acquisition-related revenue for grid planning.

Gross Margin - Three months ended March 31, 2024 vs. Three months ended March 31, 2023
Gross margin decreased to 35.1% for the period ending in 2024, compared with 42.7% for last year. The 760 basis point decrease was driven by increased costs for managed services and changes in software and solutions mix.

Operating Expenses - Three months ended March 31, 2024 vs. Three months ended March 31, 2023
Operating expenses for the first three months of 2024 increased $1.2 million, or 9%, compared with the same period last year. This was primarily related to increased research and development investment.

Corporate Unallocated

Corporate Unallocated Expenses - Three months ended March 31, 2024 vs. Three months ended March 31, 2023
For the first three months of 2024, Corporate unallocated expenses decreased $27.7 million, or 25%, compared with the 2023 period. This was primarily the result of a $36.4 million decrease in restructuring costs, as well as a $1.1 million decrease in amortization of intangible assets. The decreases were offset by a $9.5 million increase in sales, general and administrative expenses, primarily driven by increased labor costs.

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

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
In millions
March 31, 2024	$361	$4,272	$1,927
December 31, 2023	839	4,511	2,032
September 30, 2023	413	4,241	2,022
June 30, 2023	475	4,397	2,008
March 31, 2023	428	4,462	1,897

Financial Condition

Cash Flow Information

	Three Months Ended March 31,
In thousands	2024	2023
Net cash provided by operating activities	$41,308	$1,429
Net cash used in investing activities	(41,146)	(7,658)
Net cash provided by (used in) financing activities	1,077	(95)
Effect of foreign exchange rate changes on cash and cash equivalents	(2,682)	330
Decrease in cash and cash equivalents	$(1,443)	$(5,994)

Cash and cash equivalents were $300.6 million at March 31, 2024, compared with $302.0 million at December 31, 2023. The $1.4 million decrease in cash and cash equivalents in the 2024 period was primarily the result of cash used in investing activities for the acquisition of Elpis Squared, almost entirely offset by cash provided by operations as a result of higher earnings.

Operating activities
Cash provided by operating activities during the three months in 2024 was $41.3 million compared with $1.4 million during the same period in 2023. The increase was primarily due to increased earnings and working capital, partially offset by higher variable compensation payouts in 2024.

Investing activities
During the three months ended March 31, 2024, net cash used in investing activities was $41.1 million compared with $7.7 million in 2023, resulting in a change of $33.5 million. The increase in cash used was primarily the result of the acquisition of Elpis Squared for $34.1 million in 2024 and increase in property, plant, and equipment purchased of $0.2 million in 2024 compared with the same period in 2023.

Financing activities
Net cash provided by financing activities during the three months in 2024 was $1.1 million, compared with net cash used of $0.1 million for the same period in 2023. The increase is due primarily to the issuance of common stock in 2024 of $1.6 million.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations at March 31, 2024 was a decrease of $2.7 million, compared with an increase of $0.3 million for the same period in 2023. Our foreign currency exposure relates to non-U.S. dollar denominated balances in our international subsidiary operations.

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

	Three Months Ended March 31,
In thousands	2024	2023
Net cash provided by operating activities	$41,308	$1,429
Acquisitions of property, plant, and equipment	(7,145)	(6,902)
Free cash flow	$34,163	$(5,473)

Free cash flow fluctuated primarily as a result of changes in cash provided by operating activities. See the cash flow discussion of operating activities above.

Off-balance sheet arrangements

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at March 31, 2024 and December 31, 2023 that we believe could reasonably likely have a current or future effect on our financial condition, results of operations, or cash flows.

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

Borrowings
We originally entered into our credit facility on January 5, 2018 (together with the subsequent seven amendments, the 2018 credit facility). The 2018 credit facility provides a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million standby letter of credit sub-facility and a $50 million swingline sub-facility. At March 31, 2024, no amount was outstanding under the 2018 credit facility, and $52.4 million was utilized by outstanding standby letters of credit, resulting in $447.6 million available for borrowing or standby letters of credit under the revolver. At March 31, 2024, $247.6 million was available for additional standby letters of credit under the letter of credit sub-facility, and no amounts were outstanding under the swingline sub-facility. Amounts borrowed under the revolver may be repaid and reborrowed until the revolver's maturity on October 18, 2026, at which time all outstanding loans together with all accrued and unpaid interest must be repaid. However, that date may be advanced to December 14, 2025 if Itron does not settle or extend a sufficient portion of outstanding convertible notes, as detailed in the seventh amendment.

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

Restructuring
On October 29, 2021, our Board of Directors approved a restructuring plan (the 2021 Projects), which in conjunction with the announcement of the sale of certain Gas product lines from our Device Solutions manufacturing and business operations in Europe and North America to Dresser Utility Solutions, includes activities to drive reductions in certain locations and functional support areas. These projects are expected to be substantially complete by the end of 2024, with an estimated $23 million in cash payments remaining as of March 31, 2024 with cash outflows expected through 2025.

On February 23, 2023, our Board of Directors approved a restructuring plan (the 2023 Projects). The 2023 Projects include activities that continue Itron's efforts to optimize its global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects are expected to be substantially complete by early 2025, with an estimated $44 million in cash payments remaining as of March 31, 2024 with cash outflows expected through 2027.

For the three months ended March 31, 2024, we paid out $6.2 million related to all our restructuring projects. As of March 31, 2024, $65.2 million was accrued for these restructuring projects, of which $23.7 million is expected to be paid within the next 12 months.

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

There have been no repurchases under the 2023 Stock Repurchase Program through May 2, 2024.

Other Liquidity Considerations

We have tax credits and net operating loss carryforwards in various jurisdictions that are available to reduce cash taxes. However, utilization of tax credits and net operating losses are limited in certain jurisdictions. Based on current projections, we expect to pay, net of refunds, approximately $40 million in U.S federal taxes, $8 million in state taxes, and $26 million in local and foreign taxes during 2024. For a discussion of our tax provision and unrecognized tax benefits, see Item 1: Financial Statements (Unaudited), Note 10: Income Taxes included in this Quarterly Report on Form 10-Q.

As of March 31, 2024, we are under examination by certain tax authorities. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

As of March 31, 2024, there was $49.3 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. As a result of recent changes in U.S. tax legislation, any repatriation in the future would not result in U.S. federal income tax. Accordingly, there is no provision for U.S. deferred taxes on this cash. If this cash were repatriated to fund U.S. operations, additional withholding tax costs may be incurred. Tax is only one of the many factors that we consider in the management of global cash. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

In certain of our consolidated international subsidiaries, we have joint venture partners who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc., we consolidate them because we have a greater than 50% ownership interest and/or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. At March 31, 2024, $6.7 million of our consolidated cash balance was held in our joint venture entities. As a result, the minority shareholders of these entities have rights to their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from these entities.

General Liquidity Overview
We expect to grow through a combination of internal new research and development, licensing technology from and to others, distribution agreements, partnering arrangements, and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings, or the sale of our common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the next 12 months and into the foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the electricity, gas, and water utility industries, competitive pressures, our dependence on certain key vendors and components, changes in estimated liabilities for product warranties and/or litigation, supply constraints, future business combinations, capital market fluctuations, international risks, and other factors described under Part I, Item 1A: Risk Factors of our 2023 Annual Report, as well as Part I, Item 3: Quantitative and Qualitative Disclosures About Market Risk included in this Quarterly Report on Form 10-Q.

Contingencies

Refer to Item 1: Financial Statements (Unaudited), Note 11: Commitments and Contingencies included in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates and Policies

Our consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in the 2023 Annual Report and have not changed materially.

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

Non-GAAP operating expenses and non-GAAP operating income – We define non-GAAP operating expenses as operating expenses excluding certain expenses related to the amortization of intangible assets, restructuring, loss on sale of business, and acquisition and integration related expenses. We define non-GAAP operating income as operating income (loss) excluding the expenses related to the amortization of intangible assets, restructuring, loss on sale of business, and acquisition and integration related expenses. Acquisition and integration related expenses include costs, which are incurred to affect and integrate business combinations, such as professional fees, certain employee retention and salaries related to integration, severances, contract terminations, travel costs related to knowledge transfer, system conversion costs, and asset impairment charges. We consider these non-GAAP financial measures to be useful metrics for management and investors because they exclude the effect of expenses that are not related to our core operating results. By excluding these expenses, we believe that it is easier for management and investors to compare our financial results over multiple periods and analyze trends in our operations. For example, in certain periods, expenses related to amortization of intangible assets may decrease, which would improve GAAP operating margins, yet the improvement in GAAP operating margins due to this lower expense is not necessarily reflective of an improvement in our core business. There are some limitations related to the use of non-GAAP operating expenses and non-GAAP operating income versus operating expenses and operating income (loss) calculated in accordance with GAAP. We compensate for these limitations by providing specific information about the GAAP amounts excluded from non-GAAP operating expense and non-GAAP operating income and evaluating non-GAAP operating expense and non-GAAP operating income together with GAAP operating expense and operating income (loss).

Non-GAAP net income and non-GAAP diluted EPS – We define non-GAAP net income as net income (loss) attributable to Itron, Inc. excluding the expenses associated with amortization of intangible assets, amortization of debt placement fees, restructuring, loss on sale of business, acquisition and integration related expenses, and the tax effect of excluding these expenses. We define non-GAAP diluted EPS as non-GAAP net income divided by diluted weighted-average shares outstanding during the period calculated on a GAAP basis and then reduced to reflect the anti-dilutive impact of the convertible note hedge transactions entered into in connection with the 0% convertible notes due 2026 issued in March 2021. We consider these financial measures to be useful metrics for management and investors for the same reasons that we use non-GAAP operating income. The same limitations described above regarding our use of non-GAAP operating income apply to our use of non-GAAP net income and non-GAAP diluted EPS. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from these non-GAAP measures and evaluating non-GAAP net income and non-GAAP diluted EPS together with GAAP net income (loss) attributable to Itron, Inc. and GAAP diluted EPS.

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

Adjusted EBITDA – We define adjusted EBITDA as net income (loss) (a) minus interest income, (b) plus interest expense, depreciation and amortization, restructuring, loss on sale of business, acquisition and integration related expenses, and (c) excluding income tax provision or benefit. Management uses adjusted EBITDA as a performance measure for executive compensation. A limitation to using adjusted EBITDA is that it does not represent the total increase or decrease in the cash balance for the period and the measure includes some non-cash items and excludes other non-cash items. Additionally, the items that we exclude in our calculation of adjusted EBITDA may differ from the items that our peer companies exclude when they report their results. We compensate for these limitations by providing a reconciliation of this measure to GAAP net income (loss).

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

TOTAL COMPANY RECONCILIATIONS	Three Months Ended March 31,
In thousands, except per share data	2024	2023
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$142,579	$166,761
Amortization of intangible assets	(3,986)	(5,048)
Restructuring	(198)	(36,609)
Loss on sale of business	(23)	(18)
Acquisition and integration	(318)	(45)
Non-GAAP operating expenses	$138,054	$125,041

NON-GAAP OPERATING INCOME
GAAP operating income (loss)	$62,800	$(10,393)
Amortization of intangible assets	3,986	5,048
Restructuring	198	36,609
Loss on sale of business	23	18
Acquisition and integration	318	45
Non-GAAP operating income	$67,325	$31,327

NON-GAAP NET INCOME & DILUTED EPS
GAAP net income (loss) attributable to Itron, Inc.	$51,721	$(11,836)
Amortization of intangible assets	3,986	5,048
Amortization of debt placement fees	844	845
Restructuring	198	36,609
Loss on sale of business	23	18
Acquisition and integration	318	45
Income tax effect of non-GAAP adjustments	201	(8,347)
Non-GAAP net income attributable to Itron, Inc.	$57,291	$22,382

Non-GAAP diluted EPS	$1.24	$0.49

Non-GAAP weighted average common shares outstanding - Diluted	46,357	45,572

TOTAL COMPANY RECONCILIATIONS	Three Months Ended March 31,
In thousands, except per share data	2024	2023
ADJUSTED EBITDA
GAAP net income (loss) attributable to Itron, Inc.	$51,721	$(11,836)
Interest income	(3,846)	(1,818)
Interest expense	1,893	2,057
Income tax provision (benefit)	13,429	(70)
Depreciation and amortization	12,744	14,463
Restructuring	198	36,609
Loss on sale of business	23	18
Acquisition and integration	318	45
Adjusted EBITDA	$76,480	$39,468

FREE CASH FLOW
Net cash provided by operating activities	$41,308	$1,429
Acquisitions of property, plant, and equipment	(7,145)	(6,902)
Free Cash Flow	$34,163	$(5,473)

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

Interest Rate Risk
We may be exposed to interest rate risk through our variable rate debt instruments, namely the multicurrency revolving line of credit. At March 31, 2024, we had no outstanding variable rate debt.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future if we were to have variable rate debt outstanding.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. Revenues denominated in functional currencies other than the U.S. dollar were 25% of total revenues for the three months ended March 31, 2024 compared with 28% for the same respective period in 2023. These transactions expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of March 31, 2024, a total of 39 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar, and various other currencies, with notional amounts ranging from $111,000 to $34.9 million.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:    Controls and Procedures

Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2024, the Company's disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal controls over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:    Legal Proceedings
Refer to Item 1: Financial Statements (Unaudited), Note 11: Commitments and Contingencies included in this Quarterly Report on Form 10-Q.

Item 1A:    Risk Factors
For a complete list of Risk Factors, refer to Part I, Item 1A: Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the Securities and Exchange Commission on February 26, 2024.

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds

(a)Not applicable.

(b)Not applicable.

(c)Issuer Repurchase of Equity Securities.

Period	Total Number of Shares Purchased (1) (3)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				In thousands
January 1, 2024 through January 31, 2024	—	$—	—	$100,000
February 1, 2024 through February 29, 2024	—	—	—	100,000
March 1, 2024 through March 31, 2024	53	74.93	—	100,000
Total	53		—

(1)Effective May 11, 2023, Itron's Board of Directors authorized a share repurchase program of up to $100 million of Itron's common stock over an 18-month period.
(2)Excludes commissions.
(3)Shares purchased represent shares transferred to us by certain employees who vested in restricted stock units and used shares to pay all, or a portion of, the related taxes.

Item 5:    Other Information

(a)No information was required to be disclosed in a report on Form 8-K during the first quarter of 2024 that was not reported.

(b)Not applicable.

(c)None.

Item 6:    Exhibits

Exhibit Number	Description of Exhibits
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Itron, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITRON, INC.

May 2, 2024	By:	/s/ JOAN S. HOOPER
Date		Joan S. Hooper
Senior Vice President and Chief Financial Officer