Form 10-Q
period 2024-06-30
ITRON, INC.
filed 2024-08-01
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2024, there were outstanding 44,962,799 shares of the registrant's common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1:    Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2024	2023	2024	2023
Revenues
Product revenues	$532,907	$464,803	$1,060,729	$881,127
Service revenues	76,162	76,267	151,782	154,561
Total revenues	609,069	541,070	1,212,511	1,035,688
Cost of revenues
Product cost of revenues	356,747	322,288	713,454	619,631
Service cost of revenues	41,862	44,835	83,218	85,742
Total cost of revenues	398,609	367,123	796,672	705,373
Gross profit	210,460	173,947	415,839	330,315

Operating expenses
Sales, general and administrative	88,413	79,079	174,384	154,600
Research and development	53,053	53,560	105,454	103,125
Amortization of intangible assets	4,511	4,722	8,497	9,770
Restructuring	(99)	874	99	37,483
(Gain) loss on sale of business	(65)	612	(42)	630
Total operating expenses	145,813	138,847	288,392	305,608

Operating income	64,647	35,100	127,447	24,707
Other income (expense)
Interest income	5,128	1,508	8,974	3,326
Interest expense	(2,290)	(1,977)	(4,183)	(4,034)
Other income (expense), net	(445)	(333)	18	(1,808)
Total other income (expense)	2,393	(802)	4,809	(2,516)

Income before income taxes	67,040	34,298	132,256	22,191
Income tax provision	(15,180)	(9,195)	(28,609)	(9,125)
Net income	51,860	25,103	103,647	13,066
Net income attributable to noncontrolling interests	542	902	608	701
Net income attributable to Itron, Inc.	$51,318	$24,201	$103,039	$12,365

Net income per common share - Basic	$1.12	$0.53	$2.25	$0.27
Net income per common share - Diluted	$1.10	$0.53	$2.22	$0.27

Weighted average common shares outstanding - Basic	45,745	45,435	45,698	45,358
Weighted average common shares outstanding - Diluted	46,526	45,781	46,441	45,677
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2024	2023	2024	2023
Net income	$51,860	$25,103	$103,647	$13,066

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(5,418)	1,940	(16,269)	9,165
Pension benefit obligation adjustment	(516)	(107)	(573)	(213)
Total other comprehensive income (loss), net of tax	(5,934)	1,833	(16,842)	8,952

Total comprehensive income (loss), net of tax	45,926	26,936	86,805	22,018

Comprehensive income (loss) attributable to noncontrolling interests, net of tax	542	902	608	701
Comprehensive income (loss) attributable to Itron, Inc.	$45,384	$26,034	$86,197	$21,317
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

In thousands	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$920,639	$302,049
Accounts receivable, net	316,742	303,821
Inventories	291,781	283,686
Other current assets	160,293	159,882
Total current assets	1,689,455	1,049,438

Property, plant, and equipment, net	122,026	128,806
Deferred tax assets, net	283,697	247,211
Other long-term assets	38,506	38,836
Operating lease right-of-use assets, net	37,619	41,186
Intangible assets, net	52,544	46,282
Goodwill	1,060,093	1,052,504
Total assets	$3,283,940	$2,604,263

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$184,783	$199,520
Other current liabilities	57,491	54,407
Wages and benefits payable	105,884	135,803
Taxes payable	12,792	8,636
Current portion of warranty	14,612	14,663
Unearned revenue	159,625	124,207
Total current liabilities	535,187	537,236

Long-term debt, net	1,239,772	454,827
Long-term warranty	8,227	7,501
Pension benefit obligation	62,024	63,887
Deferred tax liabilities, net	670	697
Operating lease liabilities	28,468	32,656
Other long-term obligations	148,901	176,028
Total liabilities	2,023,249	1,272,832

Equity
Preferred stock, no par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75,000 shares authorized, 44,952 and 45,512 shares issued and outstanding	1,662,965	1,820,510
Accumulated other comprehensive loss, net	(98,032)	(81,190)
Accumulated deficit	(325,370)	(428,409)
Total Itron, Inc. shareholders' equity	1,239,563	1,310,911
Noncontrolling interests	21,128	20,520
Total equity	1,260,691	1,331,431
Total liabilities and equity	$3,283,940	$2,604,263
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2024	45,512	$1,820,510	$(81,190)	$(428,409)	$1,310,911	$20,520	$1,331,431
Net income				51,721	51,721	66	51,787
Other comprehensive income (loss), net of tax			(10,908)		(10,908)		(10,908)
Net stock issued and repurchased	338	1,560			1,560		1,560
Stock-based compensation expense		11,429			11,429		11,429
Registration fee		11			11		11
Balances at March 31, 2024	45,850	1,833,510	(92,098)	(376,688)	1,364,724	20,586	1,385,310
Net income				51,318	51,318	542	51,860
Other comprehensive income (loss), net of tax			(5,934)		(5,934)		(5,934)
Net stock issued and repurchased	74	1,408			1,408		1,408
Stock-based compensation expense		10,416			10,416		10,416
Payments on call spread for convertible offering, net of tax		(82,304)			(82,304)		(82,304)
Stock repurchased	(972)	(100,000)			(100,000)		(100,000)
Registration fee		(65)			(65)		(65)
Balances at June 30, 2024	44,952	$1,662,965	$(98,032)	$(325,370)	$1,239,563	$21,128	$1,260,691

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2023	45,186	$1,788,479	$(94,674)	$(525,332)	$1,168,473	$23,083	$1,191,556
Net loss				(11,836)	(11,836)	(201)	(12,037)
Other comprehensive income (loss), net of tax			7,119		7,119		7,119
Distributions to noncontrolling interests						(21)	(21)
Net stock issued and repurchased	219	607			607		607
Stock-based compensation expense		6,919			6,919		6,919
Balances at March 31, 2023	45,405	1,796,005	(87,555)	(537,168)	1,171,282	22,861	1,194,143
Net income				24,201	24,201	902	25,103
Other comprehensive income (loss), net of tax			1,833		1,833		1,833
Net stock issued and repurchased	43	1,033			1,033		1,033
Stock-based compensation expense		6,775			6,775		6,775
Balances at June 30, 2023	45,448	$1,803,813	$(85,722)	$(512,967)	$1,205,124	$23,763	$1,228,887
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
In thousands	2024	2023
Operating activities
Net income	$103,647	$13,066
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	26,263	28,368
Non-cash operating lease expense	7,634	8,141
Stock-based compensation	21,845	13,694
Amortization of prepaid debt fees	1,867	1,820
Deferred taxes, net	(8,725)	(2,509)
(Gain) loss on sale of business	(42)	630
Restructuring, non-cash	(171)	922
Other adjustments, net	(591)	(199)
Changes in operating assets and liabilities, net of acquisition and sale of business:
Accounts receivable	(13,557)	(34,681)
Inventories	(13,216)	(36,466)
Other current assets	(510)	(33,554)
Other long-term assets	(1,885)	5,595
Accounts payable, other current liabilities, and taxes payable	(7,128)	4,670
Wages and benefits payable	(28,700)	9,040
Unearned revenue	39,039	42,919
Warranty	810	(440)
Restructuring	(14,628)	31,181
Other operating, net	(18,927)	(9,208)
Net cash provided by operating activities	93,025	42,989

Investing activities
Net proceeds (payments) related to the sale of business	405	(772)
Acquisitions of property, plant, and equipment	(14,255)	(12,498)
Business acquisitions, net of cash and cash equivalents acquired	(34,126)	—
Other investing, net	156	50
Net cash used in investing activities	(47,820)	(13,220)

Financing activities
Proceeds from borrowings	805,000	—
Issuance of common stock	2,972	1,641
Payments on call spread for convertible offering	(108,997)	—
Repurchase of common stock	(100,000)	—
Prepaid debt fees	(21,495)	(517)
Other financing, net	(641)	(354)
Net cash provided by financing activities	576,839	770

Effect of foreign exchange rate changes on cash and cash equivalents	(3,454)	241
Increase in cash and cash equivalents	618,590	30,780
Cash and cash equivalents at beginning of period	302,049	202,007
Cash and cash equivalents at end of period	$920,639	$232,787

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$40,006	$20,653
Interest	958	785
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms "we", "us", "our", "Itron", and the "Company" refer to Itron, Inc. and its subsidiaries.

Note 1:    Summary of Significant Accounting Policies

Financial Statement Preparation
The consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023, Consolidated Statements of Equity for the three months ended June 30, 2024 and 2023 and March 31, 2024 and 2023, the Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, and the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for the full year or for any other period.

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

Restricted Cash and Cash Equivalents
Cash and cash equivalents that are contractually restricted from operating use are classified as restricted cash and cash equivalents. We had $1.8 million pledged for standby letters of credit as of June 30, 2024 and December 31, 2023.

Risks and Uncertainties
Global economic impacts, such as pandemics and various ongoing conflicts around the world, may create disruption in customer demand and global supply chains, resulting in market volatility, which our management continues to monitor. In the aftermath of these types of events, global supply chains, including labor, may struggle to keep pace with rapidly changing demand. Temporary imbalance in supply and demand may create business uncertainties that include costs and availability. Efforts continue with suppliers to improve supply resiliency, including the approval of alternate sources. Additionally, inflation in our raw materials and component costs, freight charges, and labor costs may increase above historical levels due to, among other things, the continuing impacts of an uncertain economic environment. We may or may not be able to fully recover these increased costs through pricing actions with our customers. Currently, we have not identified any significant decrease in long-term customer demand for our products and services.

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

Note 2:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2024	2023	2024	2023
Net income available to common shareholders	$51,318	$24,201	$103,039	$12,365

Weighted average common shares outstanding - Basic	45,745	45,435	45,698	45,358
Dilutive effect of stock-based awards	781	346	743	319
Dilutive effect of convertible notes	—	—	—	—
Weighted average common shares outstanding - Diluted	46,526	45,781	46,441	45,677
Net income per common share - Basic	$1.12	$0.53	$2.25	$0.27
Net income per common share - Diluted	$1.10	$0.53	$2.22	$0.27

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase our common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise and the future compensation cost associated with the stock award. Approximately 10,000 and 33,000 stock-based awards were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2024 because they were anti-dilutive. Approximately 0.4 million stock-based awards were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2023 because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Convertible Notes and Share Hedges

2021 Notes, Warrants and Call Option Transactions
For our convertible notes issued in March 2021 (the 2021 Notes), the dilutive effect is calculated using the if-converted method. We are required, pursuant to the indenture governing the notes, to settle the principal amount in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the notes were converted. The average closing prices of our common stock for the quarter ended June 30, 2024 were used as the basis for determining the dilutive effect on EPS. The quarterly average closing prices for our common stock did not exceed the conversion price of $126.00, and therefore all associated shares were anti-dilutive.

In conjunction with the issuance of the 2021 Notes, we sold warrants to purchase 3.7 million shares of Itron common stock. The warrants have a strike price of $180.00 per share. For calculating the dilutive effect of the warrants, we use the treasury stock method. With this method, we assume exercise of the warrants at the beginning of the period, or at time of issuance if later, and the issuance of common stock upon exercise. Proceeds from the exercise of the warrants are assumed to be used to repurchase shares of our stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be exercised with the warrants less the number of shares repurchased, are included in diluted weighted average common shares outstanding. For periods where the warrants strike price of $180.00 per share is greater than the average share price of Itron stock for the period, the warrants would be anti-dilutive. For the three and six months ended June 30, 2024, the quarterly average closing prices of our common stock did not exceed the warrant strike price and therefore 3.7 million shares were considered anti-dilutive.

In connection with the issuance of the 2021 Notes, we entered into privately negotiated call option contracts on our common stock (the 2021 call option transactions) with certain commercial banks. The 2021 call option transactions cover, subject to anti-dilution adjustments substantially similar to those in the 2021 Notes, approximately 3.7 million shares of our common stock, the same number of shares initially underlying the notes, at a strike price of approximately $126.00, subject to customary adjustments. The 2021 call option transactions will expire upon the maturity of the 2021 Notes, subject to earlier exercise or termination. Exercise of the 2021 call option transactions would reduce the number of shares of our common stock outstanding and therefore would be anti-dilutive.

2024 Notes and Capped Call Transactions
For our convertible notes issued in June 2024 (the 2024 Notes), the dilutive effect is calculated using the if-converted method. We are required, pursuant to the indenture governing our convertible notes, to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the convertible notes were converted. The average closing prices of our common stock for the quarter ended June 30, 2024 were used as the basis for determining the dilutive effect on EPS. The quarterly average closing prices for our common stock did not exceed the conversion price of $131.24, and therefore all associated shares were anti-dilutive.

In connection with the issuance of the 2024 Notes, we entered into privately negotiated capped call transactions (the 2024 capped call transactions) on our common stock with certain commercial banks. The 2024 capped call transactions cover, subject to anti-dilution adjustments substantially similar to those in the 2024 Notes, approximately 6.1 million shares of our common stock, the same number of shares initially underlying the convertible notes, at a strike price of approximately $131.2353, subject to customary adjustments. The cap price of the 2024 capped call transactions will initially be $205.86 per share, which represents a premium of 100% over the last reported stock price per share of the Company's common stock on June 17, 2024, and is subject to certain adjustments under the terms of the 2024 capped call transactions. The 2024 capped call transactions will expire upon the maturity of the 2024 Notes, subject to earlier exercise or termination. Exercise of the 2024 capped call transactions would reduce the number of shares of our common stock outstanding and therefore would be anti-dilutive.

Note 3:    Certain Balance Sheet Components

A summary of accounts receivable from contracts with customers is as follows:

Accounts receivable, net
In thousands	June 30, 2024	December 31, 2023
Trade receivables (net of allowance of $603 and $738)	$288,568	$272,890
Unbilled receivables	28,174	30,931
Total accounts receivable, net	$316,742	$303,821

Allowance for credit losses account activity	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2024	2023	2024	2023
Beginning balance	$722	$4,782	$738	$4,863
Provision for (release of) doubtful accounts, net	(100)	52	(78)	(39)
Accounts written-off, net	(17)	(178)	(43)	(244)
Effect of change in exchange rates	(2)	38	(14)	114
Ending balance	$603	$4,694	$603	$4,694

Inventories
In thousands	June 30, 2024	December 31, 2023
Raw materials	$201,690	$213,303
Work in process	14,620	17,849
Finished goods	75,471	52,534
Total inventories	$291,781	$283,686

Property, plant, and equipment, net
In thousands	June 30, 2024	December 31, 2023
Machinery and equipment	$315,068	$318,546
Computers and software	127,653	126,149
Buildings, furniture, and improvements	124,040	126,041
Land	8,223	7,846
Construction in progress, including purchased equipment	22,053	24,316
Total cost	597,037	602,898
Accumulated depreciation	(475,011)	(474,092)
Property, plant, and equipment, net	$122,026	$128,806

Depreciation expense	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2024	2023	2024	2023
Depreciation expense	$9,008	$9,183	$17,766	$18,598

Note 4:    Intangible Assets and Liabilities

The gross carrying amount and accumulated amortization (accretion) of our intangible assets and liabilities, other than goodwill, were as follows:

	June 30, 2024			December 31, 2023
In thousands	Gross	Accumulated (Amortization) Accretion	Net	Gross	Accumulated (Amortization) Accretion	Net
Intangible Assets
Core-developed technology	$512,185	$(498,767)	$13,418	$502,010	$(499,571)	$2,439
Customer contracts and relationships	327,053	(289,556)	37,497	329,688	(287,653)	42,035
Trademarks and trade names	72,495	(70,925)	1,570	73,461	(71,740)	1,721
Other	12,019	(11,960)	59	12,019	(11,932)	87
Total intangible assets	$923,752	$(871,208)	$52,544	$917,178	$(870,896)	$46,282

Intangible Liabilities
Customer contracts and relationships	$(23,900)	$23,900	$—	$(23,900)	$23,900	$—

A summary of intangible assets and liabilities activity is as follows:

	Six Months Ended June 30,
In thousands	2024	2023
Intangible assets, gross beginning balance	$917,178	$905,134
Intangible assets acquired (1)	15,000	—
Effect of change in exchange rates	(8,426)	7,202
Intangible assets, gross ending balance	$923,752	$912,336

Intangible liabilities, gross beginning balance	$(23,900)	$(23,900)
Effect of change in exchange rates	—	—
Intangible liabilities, gross ending balance	$(23,900)	$(23,900)

(1) On March 1, 2024, we completed the acquisition of 100% of the shares Elpis2, Inc. (Elpis Squared), a privately held software and services company. The purchase resulted in the addition of intangible assets of $15.0 million including $12.5 million identified core-developed technology and $2.5 million of customer contracts and relationships. The core-developed technology and customer contract and relationships will be amortized over the weighted-average five-year and three-year useful lives, respectively, using the straight-line method. Refer to Note 5: Goodwill and Note 17: Business Combination for additional information.

Assumed intangible liabilities reflect the present value of the projected cash outflows for an existing contract where remaining costs were expected to exceed projected revenues.

Estimated future annual amortization is as follows:

Year Ending December 31,	Estimated Annual Amortization
In thousands
2024 (amount remaining at June 30, 2024)	$9,334
2025	17,660
2026	13,652
2027	8,275
2028	2,681
Thereafter	942
Total intangible assets subject to amortization	$52,544

Note 5:    Goodwill

The following table reflects changes in the carrying amount of goodwill for the six months ended June 30, 2024:

In thousands	Device Solutions	Networked Solutions	Outcomes	Total Company
Goodwill balance at January 1, 2024	$—	$911,847	$140,657	$1,052,504
Goodwill acquired (1)	—	—	19,661	19,661
Effect of change in exchange rates	—	(10,475)	(1,597)	(12,072)
Goodwill balance at June 30, 2024	$—	$901,372	$158,721	$1,060,093

(1) On March 1, 2024, we acquired Elpis Squared. The purchase resulted in the recognition of $19.7 million in goodwill allocated to our Outcomes operating segment and reporting unit. Refer to Note 4: Intangible Assets and Liabilities and Note 17: Business Combination for additional information on the transaction.

Note 6:    Debt

The components of our borrowings were as follows:

In thousands	June 30, 2024	December 31, 2023
Credit facility
Multicurrency revolving line of credit	$—	$—
Convertible notes	1,265,000	460,000
Total debt	1,265,000	460,000
Less: unamortized prepaid debt fees - convertible notes	25,228	5,173
Long-term debt, net	$1,239,772	$454,827

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

The 2018 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2018 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries. This includes a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2018 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2018 credit facility includes debt covenants, which contain certain financial thresholds and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the 2018 credit facility at June 30, 2024.

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

On June 14, 2024, we entered into an eighth amendment of the 2018 credit facility. In contemplation of the issuance of the 2024 convertible notes, this amendment to the Credit Agreement removed the $500 million maximum amount of convertible notes we could offer.

At June 30, 2024, there were no outstanding loan balances under the credit facility, and $46.8 million was utilized by outstanding standby letters of credit, resulting in $453.2 million available for additional borrowings or standby letters of credit within the revolver. At June 30, 2024, $253.2 million was available for additional standby letters of credit under the letter of credit sub-facility, and no amounts were outstanding under the swingline sub-facility.

Convertible Notes

2021 Notes
On March 12, 2021, we closed the sale of $460 million of convertible notes in a private placement to qualified institutional buyers, resulting in net proceeds to us of $448.5 million after deducting initial purchasers' discounts of the offering. The 2021 Notes do not bear regular interest, and the principal amount does not accrete. The 2021 Notes will mature on March 15, 2026, unless earlier repurchased, redeemed, or converted in accordance with their terms. No sinking fund is provided for the 2021 Notes.

The initial conversion rate of the 2021 Notes is 7.9365 shares of our common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $126.00 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events. In addition, upon the occurrence of a make-whole fundamental change (as defined in the indenture governing the 2021 Notes) or upon a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder that elects to convert its convertible notes in connection with such make-whole fundamental change or notice of redemption, as the case may be.

Prior to the close of business on the business day immediately preceding December 15, 2025, the 2021 Notes are convertible at the option of the holders only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business-day period after any five consecutive trading-day period (the measurement period) in which the trading price per $1,000 principal amount of the notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; (3) upon the occurrence of specified corporate events; or (4) upon redemption by us. On or after December 15, 2025, until the close of business on the second scheduled trading day immediately preceding March 15, 2026, holders of the 2021 Notes may convert all or a portion of their notes at any time. Upon conversion, we will pay cash up to the aggregate principal amount to be converted and pay and/or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.

Subsequent to March 20, 2024 and prior to December 15, 2025, we may redeem for cash all or part of the 2021 Notes, at our option, if the last reported sales price of common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related notice of the redemption. The redemption price of each convertible note to be redeemed will be the principal amount of such note, plus accrued and unpaid special interest, if any. Upon the occurrence of a fundamental change (as defined in the indenture governing the convertible notes), subject to a limited exception described in the indenture governing the convertible notes, holders may require us to repurchase all or a portion of their notes for cash at a price equal to plus accrued and unpaid special interest to, but not including, the fundamental change repurchase date (as defined in the indenture governing the convertible notes).

The 2021 Notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future unsubordinated debt and senior in right of payment to any future debt that is expressly subordinated in right of payment to the convertible notes. The convertible notes will be effectively subordinated to any of our existing and future secured debt to the extent of the assets securing such indebtedness. The convertible notes will be structurally subordinated to all existing debt and any future debt and any other liabilities of our subsidiaries.

2024 Notes
On June 21, 2024, we closed the sale of $805 million of convertible notes in a private placement to qualified institutional buyers, resulting in net proceeds to us of $784 million after deducting initial purchasers' discounts of the offering. The 2024 Notes will accrue interest at a rate of 1.375% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2025. The 2024 Notes will mature on July 15, 2030, unless earlier repurchased, redeemed, or converted in accordance with their terms.

The initial conversion rate of the 2024 Notes is 7.6199 shares of our common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $131.24 per share. The conversion rate of the notes is subject to adjustment upon the occurrence of certain specified events. In addition, upon the occurrence of a make-whole fundamental change (as defined in the indenture governing the convertible notes) or upon a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder that elects to convert its notes in connection with such make-whole fundamental change or notice of redemption, as the case may be.

Prior to the close of business on the business day immediately preceding April 15, 2030, the 2024 Notes are convertible at the option of the holders only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2024 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business-day period after any five consecutive trading-day period (the measurement period) in which the trading price per $1,000 principal amount of the notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; (3) upon the occurrence of specified corporate events; or (4) upon redemption by us. On or after April 15, 2030, until the close of business on the second scheduled trading day immediately preceding July 15, 2030, holders of the notes may convert all or a portion of their notes at any time. Upon conversion, we will pay cash up to the aggregate principal amount of the notes to be converted and pay and/or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.

Subsequent to July 20, 2028 and prior to April 15, 2030, we may redeem for cash all or part of the 2024 Notes, at our option, if the last reported sales price of common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related notice of the redemption. However, we may not redeem less than all of the outstanding notes unless at least $100.0 million aggregate principal amount of notes are outstanding and not called for redemption as of the time we send related redemption notices. The redemption price of each note to be redeemed will be the principal amount of such note, plus accrued and unpaid special interest, if any. Upon the occurrence of a fundamental change (as defined in the indenture governing the 2024 Notes), subject to a limited exception described in the indenture governing the notes, holders may require us to repurchase all or a portion of their notes for cash at a price equal to plus accrued and unpaid special interest to, but not including, the fundamental change repurchase date (as defined in the indenture governing the 2024 Notes).

The 2024 Notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future unsubordinated debt and senior in right of payment to any future debt that is expressly subordinated in right of payment to the notes. The notes will be effectively subordinated to any of our existing and future secured debt to the extent of the assets securing such indebtedness. The notes will be structurally subordinated to all existing debt and any future debt and any other liabilities of our subsidiaries.

Debt Maturities
The amount of required minimum principal payments on our long-term debt in aggregate over the next five years is as follows:

Year Ending December 31,	Minimum Payments
In thousands
2024 (amount remaining at June 30, 2024)	$—
2025	—
2026	460,000
2027	—
2028	—
Thereafter	805,000
Total minimum payments on debt	$1,265,000

Note 7:    Derivative Financial Instruments

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Refer to Note 13: Shareholders' Equity and Note 14: Fair Value of Financial Instruments for additional disclosures on our derivative instruments.

Derivatives Not Designated as Hedging Relationships
We are exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of June 30, 2024, a total of 41 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar, and various other currencies, with notional amounts ranging from $103,000 to $39.1 million.

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

Amounts recognized on the Consolidated Balance Sheets consist of:

In thousands	June 30, 2024	December 31, 2023
Assets
Plan assets in other long-term assets	$66	$80

Liabilities
Current portion of pension benefit obligation in wages and benefits payable	$3,793	$3,623
Long-term portion of pension benefit obligation	62,024	63,887
Pension benefit obligation, net	$65,751	$67,430

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

Net periodic pension benefit cost for our plans include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2024	2023	2024	2023
Service cost	$659	$636	$1,294	$1,240
Interest cost	676	721	1,357	1,433
Expected return on plan assets	(73)	(89)	(146)	(176)
Amortization of prior service costs	33	15	67	30
Amortization of actuarial net loss	(85)	(122)	(170)	(243)
Curtailment	(585)	—	(585)	—
Net periodic benefit cost	$625	$1,161	$1,817	$2,284

The components of net periodic benefit cost, other than the service cost component, are included in total other income (expense) on the Consolidated Statements of Operations.

Note 9:    Stock-Based Compensation

We grant stock-based compensation awards, including restricted stock units, phantom stock, and unrestricted stock units, under the Second Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan). Prior to December 31, 2020, stock options were also granted as part of the stock-based compensation awards. In the Stock Incentive Plan, we have 13,991,273 shares of common stock authorized for issuance subject to stock splits, dividends, and other similar events, and at June 30, 2024, 4,591,679 shares were available for grant. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied. These shares are subject to a fungible share provision such that the authorized share available for grant is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted under the Plan and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

We also award phantom stock units, which are settled in cash upon vesting and accounted for as liability-based awards, with no impact to the shares available for grant.

In addition, we maintain the Employee Stock Purchase Plan (ESPP), for which 494,176 shares of common stock were available for future issuance at June 30, 2024.

ESPP activity and stock-based grants other than stock options and restricted stock units were not significant for the three and six months ended June 30, 2024 and 2023.

Stock-Based Compensation Expense
Total stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2024	2023	2024	2023
Stock options	$—	$20	$—	$80
Restricted stock units	10,080	6,516	21,173	13,099
Unrestricted stock awards	336	239	672	515
Phantom stock units	1,312	1,147	2,761	1,924
Total stock-based compensation	$11,728	$7,922	$24,606	$15,618

Related tax benefit	$2,551	$1,670	$5,350	$3,373

Stock Options
A summary of our stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	In thousands		Years	In thousands
Outstanding, January 1, 2023	381	$60.63	4.8	$1,892
Granted	—	—			$—
Exercised	(5)	55.49		73
Forfeited	—	—
Canceled	—	—
Outstanding, June 30, 2023	376	$60.70	4.4	$5,494

Outstanding, January 1, 2024	363	$61.36	4.0	$5,886
Granted	—	—			$—
Exercised	(19)	44.74		779
Forfeited	—	—
Canceled	—	—
Outstanding, June 30, 2024	344	$62.27	3.5	$12,626

Exercisable, June 30, 2024	344	$62.27	3.5	$12,626

At June 30, 2024, all stock-based compensation expense related to nonvested stock options has been recognized.

Restricted Stock Units
The following table summarizes restricted stock unit activity:

In thousands, except fair value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, January 1, 2023	528
Granted	442	$56.37
Released (1)	(222)		$1,236
Forfeited	(19)
Outstanding, June 30, 2023	729

Outstanding, January 1, 2024	751	$58.89
Granted	410	75.89
Released (1)	(360)	63.22	$28,739
Forfeited	(10)	60.84
Outstanding, June 30, 2024	791	66.31

Vested but not released, June 30, 2024	17		$1,669

(1) Shares released is presented as gross shares and does not reflect shares withheld by us for employee payroll tax obligations.

At June 30, 2024, total unrecognized compensation expense on restricted stock units was $62.0 million, which is expected to be recognized over a weighted average period of approximately 1.8 years.

The weighted average assumptions used to estimate the fair value of performance-based restricted stock units granted with a service and market condition and the resulting weighted average fair value are as follows:

	Six Months Ended June 30,
	2024	2023
Expected volatility	45.7%	50.0%
Risk-free interest rate	4.4%	4.6%
Expected term (years)	2.9	2.2

Weighted average fair value	$83.26	$59.52

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

Our tax rate for the three and six months ended June 30, 2024 of 23% and 22%, respectively, differed from the federal statutory rate of 21% due to the impact of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, U.S. taxation of foreign earnings including GILTI (Global Intangible Low Taxed Income) tax, net of Section 250 deduction (largely driven by research and development capitalization), Subpart F income, a benefit related to stock-based compensation, tax credits, state taxes, and uncertain tax positions.

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

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense amounts recognized were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2024	2023	2024	2023
Net interest and penalties expense	$1,015	$556	$1,489	$806

Accrued interest and penalties recognized were as follows:

In thousands	June 30, 2024	December 31, 2023
Accrued interest	$11,082	$9,794
Accrued penalties	359	466

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate were as follows:

In thousands	June 30, 2024	December 31, 2023
Unrecognized tax benefits related to uncertain tax positions	$129,514	$130,067
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	129,056	129,591

At June 30, 2024, we are under examination by certain tax authorities. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or cash flows.

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

We file income tax returns in various jurisdictions. The material jurisdictions where we are subject to examination include, among others, the United States, France, Germany, India, Italy, Indonesia, and the United Kingdom.

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

Our available lines of credit, outstanding standby LOCs, and bonds were as follows:

In thousands	June 30, 2024	December 31, 2023
Credit facility
Multicurrency revolving line of credit	$500,000	$500,000
Standby LOCs issued and outstanding	(46,763)	(59,059)
Net available for additional borrowings under the multicurrency revolving line of credit	$453,237	$440,941

Net available for additional standby LOCs under sub-facility	$253,237	$240,941

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$89,856	$84,318
Standby LOCs issued and outstanding	(20,221)	(21,853)
Short-term borrowings	—	—
Net available for additional borrowings and LOCs	$69,635	$62,465

Unsecured surety bonds in force	$263,331	$271,164

In the event any such standby LOC or bond were called, we would be obligated to reimburse the issuer of the standby LOC or bond. As of August 1, 2024, we are not aware of any valid claims against our outstanding standby LOCs or bonds.

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

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2024	2023	2024	2023
Beginning balance	$23,575	$24,831	$22,164	$25,698
New product warranties	1,529	1,817	3,227	3,447
Other adjustments and expirations, net	(552)	723	928	34
Claims activity	(1,653)	(1,943)	(3,343)	(3,930)
Effect of change in exchange rates	(60)	58	(137)	237
Ending balance	22,839	25,486	22,839	25,486
Less: current portion of warranty	14,612	17,847	14,612	17,847
Long-term warranty	$8,227	$7,639	$8,227	$7,639

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to insurance and supplier recoveries, other changes and adjustments to warranties, and customer claims. Warranty expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2024	2023	2024	2023
Total warranty expense	$977	$2,540	$4,155	$3,481

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

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2023 Projects were as follows:

In thousands	Total Expected Costs at June 30, 2024	Costs Recognized in Prior Periods	Adjustments Recognized During the Six Months Ended June 30, 2024	Expected Remaining Costs to be Recognized at June 30, 2024
Employee severance costs	$42,167	$43,347	$(1,180)	$—
Asset impairments & net loss (gain) on sale or disposal	1,169	1,130	39	—
Other restructuring costs	7,543	4,051	1,792	1,700
Total	$50,879	$48,528	$651	$1,700

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

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2021 Projects were as follows:

In thousands	Total Expected Costs at June 30, 2024	Costs Recognized in Prior Periods	Adjustments Recognized During the Six Months Ended June 30, 2024	Expected Remaining Costs to be Recognized at June 30, 2024
Employee severance costs	$34,947	$34,821	$126	$—
Asset impairments & net loss (gain) on sale or disposal	8,169	8,379	(210)	—
Other restructuring costs	4,861	3,729	(468)	1,600
Total	$47,977	$46,929	$(552)	$1,600

The following table summarizes the activity within the restructuring related balance sheet accounts for the 2023 Projects and the 2021 Projects during the six months ended June 30, 2024:

In thousands	Accrued Employee Severance	Asset Impairments & Net Loss (Gain) on Sale or Disposal	Other Accrued Costs	Total
Beginning balance, January 1, 2024	$68,698	$—	$3,678	$72,376
Costs charged to expense	(1,054)	(171)	1,324	99
Cash payments	(10,987)	(13)	(2,482)	(13,482)
Net assets disposed and impaired	—	184	—	184
Effect of change in exchange rates	(1,917)	—	460	(1,457)
Ending balance, June 30, 2024	$54,740	$—	$2,980	$57,720

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

The current portions of restructuring liabilities were $25.0 million and $21.0 million as of June 30, 2024 and December 31, 2023 and are classified within other current liabilities on the Consolidated Balance Sheets. The long-term portions of restructuring liabilities were $32.7 million and $51.4 million as of June 30, 2024 and December 31, 2023. The long-term portions of restructuring liabilities are classified within other long-term obligations on the Consolidated Balance Sheets and include severance accruals and facility exit costs.

Note 13:    Shareholders' Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock would be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at June 30, 2024 or December 31, 2023.

Stock Repurchase Program
Effective May 11, 2023, Itron's Board of Directors authorized a share repurchase up to $100 million of our common stock over an 18-month period (the 2023 Stock Repurchase Program). The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. In June 2024, we repurchased 971,534 shares under the 2023 Stock Repurchase Program at an average price of $102.93 (excluding commissions) for a total of $100.0 million. This repurchase was completed in conjunction with the issuance of the convertible notes.

2021 Call Option Transactions
We paid an aggregate amount of $84.1 million for the 2021 call option transactions. The 2021 call option transactions cover, subject to anti-dilution adjustments substantially similar to those in the 2021 Notes, approximately 3.7 million shares of our common stock, the same number of shares initially underlying the 2021 Notes, at a strike price of approximately $126.00, subject to customary adjustments. The 2021 call option transactions will expire upon the maturity of the 2021 Notes, subject to earlier exercise or termination. The 2021 call option transactions are expected generally to reduce the potential dilutive effect of the conversion of our 2021 Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted notes, as the case may be, in the event that the market price per share of our common stock, as measured under the terms of the 2021 call option transactions, is greater than the strike price of the 2021 call option transactions. The 2021 call option transactions meet the criteria in Accounting Standards Codification (ASC) 815-40 to be classified within Stockholders' Equity, and therefore they are not revalued after their issuance.

We made a tax election to integrate the 2021 Notes and the 2021 call option transactions. We are retaining the identification statements in our books and records, together with a schedule providing the accruals on the synthetic debt instruments. The accounting impact of this tax election makes the call options deductible as original issue discount for tax purposes over the term of the 2021 Notes, and results in a $20.6 million deferred tax asset recognized through equity.

Warrant Transactions
In addition, concurrently with entering into the 2021 call option transactions, we separately entered into privately-negotiated warrant transactions (the warrant transactions), whereby we sold to the counterparties warrants to acquire, collectively, subject to anti-dilution adjustments, 3.7 million shares of our common stock at an initial strike price of $180.00 per share, which represents a premium of 100% over the public offering price in the common stock issuance. We received aggregate proceeds of $45.3 million from the warrant transactions with the counterparties, with such proceeds partially offsetting the costs of entering into the convertible note hedge transactions. The warrants expire in June 2026. If the market value per share of our common stock, as measured under the warrant transactions, exceeds the strike price of the warrants, the warrants will have a dilutive effect on our earnings per share, unless we elect, subject to certain conditions, to settle the warrants in cash. The warrants meet the criteria in ASC 815-40 to be classified within Stockholders' Equity, and therefore the warrants are not revalued after issuance.

2024 Capped Call Transactions
In connection with the issuance of the 2024 Notes, we entered into privately negotiated capped call transactions on our common stock with certain commercial banks. The 2024 capped call transactions cover, subject to anti-dilution adjustments substantially similar to those in the 2024 Notes, approximately 6.1 million shares of our common stock, the same number of shares initially underlying the convertible notes, at a strike price of approximately $131.2353, subject to customary adjustments. The cap price of the 2024 capped call transactions will initially be $205.86 per share, which represents a premium of 100% over the last reported stock price per share of the Company's common stock on June 17, 2024, and is subject to certain adjustments under the terms of the 2024 capped call transactions. The 2024 capped call transactions will expire upon the maturity of the 2024 Notes, subject to earlier exercise or termination.

We made a tax election to integrate the 2024 Notes and the 2024 capped call transactions. We are retaining the identification statements in our books and records, together with a schedule providing the accruals on the synthetic debt instruments. The accounting impact of this tax election makes the capped call transactions deductible as original issue discount for tax purposes over the term of the 2024 Notes, and results in a $26.7 million deferred tax asset recognized through equity.

Accumulated Other Comprehensive Income (Loss) (AOCI)
The changes in the components of AOCI, net of tax, were as follows:

In thousands	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Benefit Obligation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2023	$(83,193)	$(210)	$(14,380)	$3,109	$(94,674)
OCI before reclassifications	9,165	—	—	—	9,165
Amounts reclassified from AOCI	—	—	—	(213)	(213)
Total other comprehensive income (loss)	9,165	—	—	(213)	8,952
Balances at June 30, 2023	$(74,028)	$(210)	$(14,380)	$2,896	$(85,722)

Balances at January 1, 2024	$(67,643)	$(210)	$(14,380)	$1,043	$(81,190)
OCI before reclassifications	(16,269)	—	—	—	(16,269)
Amounts reclassified from AOCI	—	—	—	(573)	(573)
Total other comprehensive income (loss)	(16,269)	—	—	(573)	(16,842)
Balances at June 30, 2024	$(83,912)	$(210)	$(14,380)	$470	$(98,032)

The before-tax, income tax (provision) benefit, and net-of-tax amounts related to each component of other comprehensive income (OCI) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2024	2023	2024	2023
Before-tax amount
Foreign currency translation adjustment	$(5,453)	$2,033	$(16,361)	$9,260
Net defined benefit plan gain reclassified to net income	(637)	(107)	(688)	(213)
Total other comprehensive income (loss), before tax	$(6,090)	$1,926	$(17,049)	$9,047

Tax (provision) benefit
Foreign currency translation adjustment	$35	$(93)	$92	$(95)
Net defined benefit plan loss reclassified to net income	121	—	115	—
Total other comprehensive income (loss) tax (provision) benefit	$156	$(93)	$207	$(95)

Net-of-tax amount
Foreign currency translation adjustment	$(5,418)	$1,940	$(16,269)	$9,165
Net defined benefit plan gain reclassified to net income	(516)	(107)	(573)	(213)
Total other comprehensive income (loss), net of tax	$(5,934)	$1,833	$(16,842)	$8,952

Note 14:    Fair Value of Financial Instruments

The fair values at June 30, 2024 and December 31, 2023 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	June 30, 2024		December 31, 2023
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit facility
Multicurrency revolving line of credit	$—	$—	$—	$—
Convertible notes	1,239,772	1,262,373	454,827	423,476

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

Revenues, gross profit, and operating income associated with our operating segments were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2024	2023	2024	2023
Product revenues
Device Solutions	$117,929	$112,509	$243,837	$229,960
Networked Solutions	387,351	330,668	768,656	612,138
Outcomes	27,627	21,626	48,236	39,029
Total Company	$532,907	$464,803	$1,060,729	$881,127

Service revenues
Device Solutions	$621	$651	$1,465	$1,454
Networked Solutions	25,353	30,262	51,564	62,260
Outcomes	50,188	45,354	98,753	90,847
Total Company	$76,162	$76,267	$151,782	$154,561

Total revenues
Device Solutions	$118,550	$113,160	$245,302	$231,414
Networked Solutions	412,704	360,930	820,220	674,398
Outcomes	77,815	66,980	146,989	129,876
Total Company	$609,069	$541,070	$1,212,511	$1,035,688

Gross profit
Device Solutions	$31,231	$24,719	$61,295	$48,432
Networked Solutions	152,157	121,873	303,182	227,649
Outcomes	27,072	27,355	51,362	54,234
Total Company	$210,460	$173,947	$415,839	$330,315

Operating income
Device Solutions	$23,725	$14,084	$45,428	$28,162
Networked Solutions	117,444	88,593	234,122	163,549
Outcomes	10,651	12,676	19,742	25,587
Corporate unallocated	(87,173)	(80,253)	(171,845)	(192,591)
Total Company	64,647	35,100	127,447	24,707
Total other income (expense)	2,393	(802)	4,809	(2,516)
Income before income taxes	$67,040	$34,298	$132,256	$22,191

For the three and six months ended June 30, 2024 and 2023, no single customer represented more than 10% of total company revenue.

Revenues by region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2024	2023	2024	2023
United States and Canada	$498,388	$430,617	$980,484	$803,459
Europe, Middle East, and Africa	86,781	85,676	185,437	184,420
Asia Pacific	23,900	24,777	46,590	47,809
Total Company	$609,069	$541,070	$1,212,511	$1,035,688

Depreciation expense is allocated to the operating segments based upon each segment's use of the assets. All amortization expense is recognized within Corporate unallocated. Depreciation and amortization of intangible assets expense associated with our operating segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2024	2023	2024	2023
Device Solutions	$2,832	$3,229	$5,430	$6,491
Networked Solutions	3,997	4,068	8,015	8,199
Outcomes	1,504	1,224	2,960	2,478
Corporate unallocated	5,186	5,384	9,858	11,200
Total Company	$13,519	$13,905	$26,263	$28,368

Note 16: Revenues

A summary of significant net changes in the contract assets and the contract liabilities balances during the period is as follows:

In thousands	Contract Liabilities, Less Contract Assets
Beginning balance, January 1, 2024	$82,885
Revenues recognized from beginning contract liability	(59,846)
Cumulative catch-up adjustments	3,279
Increases due to amounts collected or due	187,812
Revenues recognized from current period increases	(93,924)
Other	(717)
Ending balance, June 30, 2024	$119,489

On January 1, 2024, total contract assets were $80.1 million and total contract liabilities were $163.0 million. On June 30, 2024, total contract assets were $84.4 million and total contract liabilities were $203.9 million. The contract assets primarily relate to contracts that include a retention clause and allocations related to contracts with multiple performance obligations. The contract liabilities primarily relate to deferred revenue, such as extended warranty and maintenance agreements. The cumulative catch-up adjustments relate to contract modifications, measure-of-progress changes, and changes in the estimate of the transaction price.

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

Total transaction price allocated to remaining performance obligations related to contracts is approximately $1.6 billion for the next 12 months and approximately $1.7 billion for periods longer than 12 months. The total remaining performance obligations consist of product and service components. The service component relates primarily to maintenance agreements for which customers pay a full year's maintenance in advance, and service revenues are generally recognized over the service period. Total transaction price allocated to remaining performance obligations also includes our extended warranty contracts, for which revenue is recognized over the extended warranty period, and hardware, which is recognized as units are delivered. The estimate of when remaining performance obligations will be recognized requires significant judgment.

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

Note 17:    Business Combination

Elpis2, Inc.
On March 1, 2024, we completed the acquisition of 100% of the shares of Elpis2, Inc. (Elpis Squared), a privately held software and services company. This acquisition provides value to Itron through the leverage of Elpis Squared's utility grid analytics, services, and operational software platforms to enhance Itron's Outcomes offerings. The acquisition was deemed a business acquisition. The sales, results of operations, and acquisition-related costs associated with the acquisition were not material.

The purchase price for this acquisition is $34.1 million. The purchase price was allocated to assets acquired and liabilities assumed, primarily $15.0 million in finite-lived intangible assets and $19.7 million in goodwill. Since this was a stock acquisition, none of the goodwill is deductible for tax purposes. The purchase was funded through cash on hand. Refer to Note 4: Intangible Assets and Liabilities and Note 5: Goodwill for additional information.

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

Refer to the Non-GAAP Measures section below on pages 44-47 for information about these non-GAAP measures and the detailed reconciliation of items that impacted non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income, non-GAAP diluted EPS, adjusted EBITDA, and free cash flow in the periods presented.

Total Company Highlights

Highlights and significant developments for the three months ended June 30, 2024 compared with the three months ended June 30, 2023
•Revenues were $609.1 million compared with $541.1 million in 2023, an increase of 13%
•Gross margin was 34.6%, compared with 32.1% in 2023
•Operating expenses increased $7.0 million, or 5%, compared with 2023
•Net income attributable to Itron, Inc. was $51.3 million compared with net income of $24.2 million in 2023
•GAAP diluted EPS increased by $0.57 to a diluted income per share of $1.10 in 2024
•Non-GAAP net income attributable to Itron, Inc. was $56.1 million compared with $29.8 million in 2023
•Non-GAAP diluted EPS was $1.21, an increase of $0.56 compared with 2023
•Adjusted EBITDA was $77.1 million compared with $49.3 million in 2023
•Total backlog was $4.1 billion and twelve-month backlog was $1.8 billion at June 30, 2024, compared with $4.4 billion and $2.0 billion at June 30, 2023

Highlights and significant developments for the six months ended June 30, 2024 compared with the six months ended June 30, 2023
•Revenues were $1.2 billion compared with $1.0 billion in 2023, an increase of $176.8 million, or 17%
•Gross margin was 34.3% compared with 31.9% in 2023
•Operating expenses decreased $17.2 million, or 6%, compared with 2023
•Net income attributable to Itron, Inc. was $103.0 million compared with net income of $12.4 million in 2023
•GAAP diluted EPS increased by $1.95 to a diluted income per share of $2.22 in 2024
•Non-GAAP net income attributable to Itron, Inc. was $113.4 million compared with $52.2 million in 2023
•Non-GAAP diluted EPS was $2.44, an increase of $1.30 compared with 2023
•Adjusted EBITDA was $153.6 million compared with $88.8 million in 2023

Amendment to 2018 credit facility
On June 14, 2024, we entered into an eighth amendment of the 2018 credit facility. In contemplation of the issuance of the 2024 convertible notes, this amendment to the Credit Agreement removed the $500 million maximum amount of convertible notes we could offer.

Convertible Notes
On June 21, 2024, we closed the sale of $805 million of convertible notes (the 2024 Notes) in a private placement to qualified institutional buyers, resulting in net proceeds to us of $784 million. The 2024 Notes will accrue interest at a rate of 1.375% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2025. The 2024 Notes will mature on July 15, 2030, unless earlier repurchased, redeemed, or converted in accordance with their terms. Refer to Item 1: Financial Statements (Unaudited), Note 6: Debt, and Note 13: Shareholders' Equity included in this Quarterly Report on Form 10-Q for additional information.

Stock Repurchase Program
In June 2024, we repurchased 971,534 shares under the 2023 Stock Repurchase Program at an average price of $102.93 (excluding commissions) for a total of $100.0 million. This repurchase was completed in conjunction with the issuance of the convertible notes.

Business Acquisition
On March 1, 2024, we completed the acquisition of 100% of the shares of Elpis2, Inc. (Elpis Squared), a privately held software and services company. This acquisition provides value to Itron through the leverage of Elpis Squared's utility grid analytics, services, and operational software platforms to enhance Itron's Outcomes offerings. The acquisition was deemed a business acquisition. The sales, results of operations, and acquisition-related costs associated with the acquisition were not material. The purchase price for this acquisition is $34.1 million. The purchase price was allocated to assets acquired and liabilities assumed, primarily $15.0 million in finite-lived intangible assets and $19.7 million in goodwill. Since this was a stock acquisition, none of the goodwill is deductible for tax purposes. The purchase was funded through cash on hand.

Global Geopolitical and Economic Supply Chain Risk
Global economic impacts, such as pandemics and various ongoing conflicts around the world, may create disruption in customer demand and global supply chains, resulting in market volatility, which our management continues to monitor. In the aftermath of these types of events, global supply chains, including labor, may struggle to keep pace with rapidly changing demand. Temporary imbalance in supply and demand may create business uncertainties that include costs and availability. Efforts continue with suppliers to improve supply resiliency, including the approval of alternate sources. Additionally, inflation in our raw materials and component costs, freight charges, and labor costs may increase above historical levels due to, among other things, the continuing impacts of an uncertain economic environment. We may or may not be able to fully recover these increased costs through pricing actions with our customers. Currently, we have not identified any significant decrease in long-term customer demand for our products and services. For more information on risks associated with global economic challenges, please see our risk in Part I, Item 1A: Risk Factors in our 2023 Annual Report.

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

Total Company GAAP and Non-GAAP Highlights and Endpoints Under Management:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands, except margin and per share data	2024	2023	% Change	2024	2023	% Change
GAAP
Revenues
Product revenues	$532,907	$464,803	15%	$1,060,729	$881,127	20%
Service revenues	76,162	76,267	—%	151,782	154,561	(2)%
Total revenues	609,069	541,070	13%	1,212,511	1,035,688	17%

Gross profit	210,460	173,947	21%	415,839	330,315	26%
Operating expenses	145,813	138,847	5%	288,392	305,608	(6)%
Operating income	64,647	35,100	84%	127,447	24,707	416%
Other income (expense)	2,393	(802)	NM	4,809	(2,516)	NM
Income tax provision	(15,180)	(9,195)	65%	(28,609)	(9,125)	214%
Net income attributable to Itron, Inc.	51,318	24,201	112%	103,039	12,365	733%

Non-GAAP(1)
Non-GAAP operating expenses	$141,376	$132,595	7%	$279,430	$257,636	8%
Non-GAAP operating income	69,084	41,352	67%	136,409	72,679	88%
Non-GAAP net income attributable to Itron, Inc.	56,102	29,824	88%	113,393	52,206	117%
Adjusted EBITDA	77,105	49,300	56%	153,585	88,768	73%

GAAP Margins and Earnings Per Share
Gross margin
Product gross margin	33.1%	30.7%		32.7%	29.7%
Service gross margin	45.0%	41.2%		45.2%	44.5%
Total gross margin	34.6%	32.1%		34.3%	31.9%

Operating margin	10.6%	6.5%		10.5%	2.4%
Net income per common share - Basic	$1.12	$0.53		$2.25	$0.27
Net income per common share - Diluted	$1.10	$0.53		$2.22	$0.27

Non-GAAP Earnings Per Share(1)
Non-GAAP diluted EPS	$1.21	$0.65		$2.44	$1.14
(1)These measures exclude certain expenses that we do not believe are indicative of our core operating results. See pages 44-47 for information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

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

This metric primarily includes Itron or third-party endpoints deployed within the electricity, water, and gas utility industries, as well as within cities and municipalities around the globe. Endpoints under management also include smart communication modules and network interface cards (NICs) within Itron's platforms. At times, these NICs are communicating modules that were sold separately from an Itron product directly to our customers or to third party manufacturers for use in endpoints such as electric, water, and gas meters; streetlights and other types of IIoT sensors and actuators; sensors and other capabilities that the end customer would like Itron to connect and manage on its behalf.

The endpoints under management metric only accounts for the specific, unique endpoint itself, though that endpoint may have multiple applications, services, outcomes, and higher margin recurring offerings associated with it. This metric does not reflect the multi-application value that can be derived from the individual endpoint itself. Additionally, this metric excludes those endpoints that are non-communicating, non-Itron system hardware component sales or licensed applications for which Itron does not manage the unit or the data from that unit directly.

While the one-time sale of the platform and endpoints is primarily delivered via our Networked Solutions segment, our enhanced solutions, on-going monitoring, maintenance, software, analytics, and distributed intelligent applications are predominantly recognized in our Outcomes segment. We anticipate the opportunity to increase our penetration of Outcomes applications, software, and managed applications will increase as our endpoints under management increases. Management believes using the endpoints under management metric enhances insight of the strategic and operational direction of our Networked Solutions and Outcomes segments to serve clients for years following their one-time installation of an endpoint.

A summary of our endpoints under management is as follows:

	As of June 30,
Units in thousands	2024	2023
Endpoints under management	100,946	94,458

Results of Operations

Revenues and Gross Margin

The actual results of and effects of changes in foreign currency exchange rates on revenues and gross profit were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended June 30,
In thousands	2024	2023
Total Company
Revenues	$609,069	$541,070	$(1,658)	$69,657	$67,999
Gross profit	210,460	173,947	(521)	37,034	36,513

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Six Months Ended June 30,
In thousands	2024	2023
Total Company
Revenues	$1,212,511	$1,035,688	$(458)	$177,281	$176,823
Gross profit	415,839	330,315	(294)	85,818	85,524

Revenues - Three months ended June 30, 2024 vs. Three months ended June 30, 2023
Total revenues increased $68.0 million, or 13%, in the current 2024 quarter, compared with the same period in 2023. Product revenues increased by $68.1 million, and service revenues decreased $0.1 million. Device Solutions increased by $5.4 million; Networked Solutions increased by $51.8 million; and Outcomes increased by $10.8 million when compared with the same period last year. Changes in exchange rates unfavorably impacted total revenues by $1.7 million, of which $1.1 million impacted Device Solutions.

Revenues - Six months ended June 30, 2024 vs. Six months ended June 30, 2023
Total revenues increased $176.8 million, or 17%, compared with the same period in 2023. Product revenues increased by $179.6 million, and service revenues decreased by $2.8 million. Device Solutions increased by $13.9 million; Networked Solutions increased by $145.8 million; and Outcomes increased by $17.1 million when compared with the same period last year. Changes in exchange rates unfavorably impacted total revenues by $0.5 million, all of which impacted Networked Solutions.

Gross Margin - Three months ended June 30, 2024 vs. Three months ended June 30, 2023
Gross margin in the 2024 period was 34.6%, compared with 32.1% in 2023. Product sales gross margin increased to 33.1% for the quarter in 2024, compared with 30.7% in 2023. Gross margin on service revenues increased to 45.0% in 2024, compared with 41.2% in 2023.

Gross Margin - Six months ended June 30, 2024 vs. Six months ended June 30, 2023
Gross margin was 34.3%, compared with 31.9% in 2023. Product sales gross margin increased to 32.7%, compared with 29.7% in 2023, and gross margin on service revenues increased to 45.2%, compared with 44.5% in 2023.

Refer to Operating Segment Results section below for further detail on total company revenues and gross margin.

Operating Expenses

The actual results of and effects of changes in foreign currency exchange rates on operating expenses were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended June 30,
In thousands	2024	2023
Total Company
Sales, general and administrative	$88,413	$79,079	$(139)	$9,473	$9,334
Research and development	53,053	53,560	64	(571)	(507)
Amortization of intangible assets	4,511	4,722	(8)	(203)	(211)
Restructuring	(99)	874	(11)	(962)	(973)
(Gain) loss on sale of business	(65)	612	(7)	(670)	(677)
Total operating expenses	$145,813	$138,847	$(101)	$7,067	$6,966

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Six Months Ended June 30,
In thousands	2024	2023
Total Company
Sales, general and administrative	$174,384	$154,600	$4	$19,780	$19,784
Research and development	105,454	103,125	138	2,191	2,329
Amortization of intangible assets	8,497	9,770	8	(1,281)	(1,273)
Restructuring	99	37,483	12	(37,396)	(37,384)
(Gain) loss on sale of business	(42)	630	(7)	(665)	(672)
Total operating expenses	$288,392	$305,608	$155	$(17,371)	$(17,216)

Operating expenses increased $7.0 million for the second quarter of 2024 as compared with the same period in 2023. This was primarily the result of an increase of $9.3 million in sales, general and administrative expenses, primarily driven by increased labor costs and professional services.

Operating expenses decreased $17.2 million for the six months ended June 30, 2024 as compared with the same period in 2023. This was primarily the result of a $37.4 million decrease in restructuring costs and a $1.3 million decrease in amortization of intangible assets. The decrease was partially offset by an increase of $19.8 million in sales, general and administrative expenses and a $2.3 million increase in research and development expenses, both driven by increased labor costs and professional services. For additional details, refer to Item 1: Financial Statements (Unaudited), Note 12: Restructuring included in this Quarterly Report on Form 10-Q.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
In thousands	2024	2023		2024	2023
Interest income	$5,128	$1,508	240%	$8,974	$3,326	170%
Amortization of prepaid debt fees	(979)	(931)	5%	(1,867)	(1,820)	3%
Other interest expense	(1,311)	(1,046)	25%	(2,316)	(2,214)	5%
Interest expense	(2,290)	(1,977)	16%	(4,183)	(4,034)	4%
Other income (expense), net	(445)	(333)	34%	18	(1,808)	NM
Total other income (expense)	$2,393	$(802)	NM	$4,809	$(2,516)	NM

Total other income (expense) for the three and six months ended June 30, 2024 was income of $2.4 million and $4.8 million, compared with net expense of $0.8 million and $2.5 million in the same period in 2023.

The net other income for the three months ended June 30, 2024, as compared with the same period in 2023, was primarily driven by the $3.6 million increase in interest income.

The net other income for the six months ended June 30, 2024, as compared with the same period in 2023, was primarily driven by the $5.6 million increase in interest income as well as increased other income driven by a $1.7 million foreign currency loss recognized in the six months ended June 30, 2023.

Income Tax Provision

For the three and six months ended June 30, 2024, our income tax expense was $15.2 million and $28.6 million, compared with income tax expense of $9.2 million and $9.1 million for the same periods in 2023. Our tax rate for the three and six months ended June 30, 2024 of 23% and 22% differed from the federal statutory rate of 21% due to the impact of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, U.S. taxation of foreign earnings including GILTI (Global Intangible Low-Taxed Income), net of Section 250 deduction, Subpart F income, a benefit related to stock-based compensation, tax credits, state taxes, and uncertain tax positions. Our tax rate for the three and six months ended June 30, 2023 of 27% and 41%, differed from the federal statutory rate of 21% due to the impact of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, U.S. taxation of foreign earnings including GILTI (Global Intangible Low Taxed Income), net of Section 250 deduction, Subpart F income, an expense related to stock-based compensation, tax credits, and uncertain tax positions.

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

Operating Segment Results

For a description of our operating segments, refer to Item 1: Financial Statements (Unaudited), Note 15: Segment Information included in this Quarterly Report on Form 10-Q. The following tables and discussion highlight significant changes in trends or components of each operating segment:

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands	2024	2023	% Change		2024	2023	% Change
Segment revenues
Device Solutions	$118,550	$113,160	5%		$245,302	$231,414	6%
Networked Solutions	412,704	360,930	14%		820,220	674,398	22%
Outcomes	77,815	66,980	16%		146,989	129,876	13%
Total revenues	$609,069	$541,070	13%		$1,212,511	$1,035,688	17%

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
In thousands	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment gross profit and margin
Device Solutions	$31,231	26.3%	$24,719	21.8%	$61,295	25.0%	$48,432	20.9%
Networked Solutions	152,157	36.9%	121,873	33.8%	303,182	37.0%	227,649	33.8%
Outcomes	27,072	34.8%	27,355	40.8%	51,362	34.9%	54,234	41.8%
Total gross profit and margin	$210,460	34.6%	$173,947	32.1%	$415,839	34.3%	$330,315	31.9%

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands	2024	2023	% Change		2024	2023	% Change
Segment operating expenses
Device Solutions	$7,506	$10,635	(29)%		$15,867	$20,270	(22)%
Networked Solutions	34,713	33,280	4%		69,060	64,100	8%
Outcomes	16,421	14,679	12%		31,620	28,647	10%
Corporate unallocated	87,173	80,253	9%		171,845	192,591	(11)%
Total operating expenses	$145,813	$138,847	5%		$288,392	$305,608	(6)%

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
In thousands	Operating Income	Operating Margin	Operating Income	Operating Margin	Operating Income	Operating Margin	Operating Income	Operating Margin
Segment operating income and operating margin
Device Solutions	$23,725	20.0%	$14,084	12.4%	$45,428	18.5%	$28,162	12.2%
Networked Solutions	117,444	28.5%	88,593	24.5%	234,122	28.5%	163,549	24.3%
Outcomes	10,651	13.7%	12,676	18.9%	19,742	13.4%	25,587	19.7%
Corporate unallocated	(87,173)	NM	(80,253)	NM	(171,845)	NM	(192,591)	NM
Total operating income and operating margin	$64,647	10.6%	$35,100	6.5%	$127,447	10.5%	$24,707	2.4%

Device Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Device Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended June 30,
In thousands	2024	2023
Device Solutions Segment
Revenues	$118,550	$113,160	$(1,080)	$6,470	$5,390
Gross profit	31,231	24,719	(411)	6,923	6,512
Operating expenses	7,506	10,635	(21)	(3,108)	(3,129)

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Six Months Ended June 30,
In thousands	2024	2023
Device Solutions Segment
Revenues	$245,302	$231,414	$(78)	$13,966	$13,888
Gross profit	61,295	48,432	(304)	13,167	12,863
Operating expenses	15,867	20,270	—	(4,403)	(4,403)

Revenues - Three months ended June 30, 2024 vs. Three months ended June 30, 2023
Revenues increased $5.4 million, or 5%. Changes in foreign currency exchange rates unfavorably impacted revenues by $1.1 million. The 2024 increase in revenues was driven primarily by increased smart water and electric product sales.

Revenues - Six months ended June 30, 2024 vs. Six months ended June 30, 2023
Revenues increased $13.9 million, or 6%. Changes in foreign currency exchange rates unfavorably impacted revenues by $0.1 million. The 2024 increase in revenues was driven primarily by increased smart water and electric product sales.

Gross Margin - Three months ended June 30, 2024 vs. Three months ended June 30, 2023
For the three months ended June 30, 2024, gross margin was 26.3%, compared with 21.8% for the same period in 2023. The 450 basis point increase over the prior year was primarily due to an improved product mix.

Gross Margin - Six months ended June 30, 2024 vs. Six months ended June 30, 2023
For the six months ended June 30, 2024, gross margin was 25.0%, compared with 20.9% for the same period in 2023. The 410 basis point increase over the prior year was primarily due to an improved product mix.

Operating Expenses - Three months ended June 30, 2024 vs. Three months ended June 30, 2023
Operating expenses decreased $3.1 million, or 29%, compared with 2023. The decrease was primarily due to lower product development costs.

Operating Expenses - Six months ended June 30, 2024 vs. Six months ended June 30, 2023
Operating expenses decreased $4.4 million, or 22%, for the first six months of 2024, compared with the same period in 2023. The decrease was primarily due to lower product development costs.

Networked Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Networked Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended June 30,
In thousands	2024	2023
Networked Solutions Segment
Revenues	$412,704	$360,930	$(493)	$52,267	$51,774
Gross profit	152,157	121,873	(77)	30,361	30,284
Operating expenses	34,713	33,280	(6)	1,439	1,433

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Six Months Ended June 30,
In thousands	2024	2023
Networked Solutions Segment
Revenues	$820,220	$674,398	$(524)	$146,346	$145,822
Gross profit	303,182	227,649	(140)	75,673	75,533
Operating expenses	69,060	64,100	(5)	4,965	4,960

Revenues - Three months ended June 30, 2024 vs. Three months ended June 30, 2023
Revenues increased $51.8 million, or 14%, in 2024 compared with 2023. The increase was primarily from product revenues due to the ramp of ongoing and new project deployments and improved component supply enabling us to fulfill the previously constrained customer demand.

Revenues - Six months ended June 30, 2024 vs. Six months ended June 30, 2023
Revenues increased $145.8 million, or 22%, for the first six months of 2024 compared with the same period in 2023. The increase was primarily from product revenues due to the ramp of ongoing and new project deployments and improved component supply enabling us to fulfill the previously constrained customer demand.

Gross Margin - Three months ended June 30, 2024 vs. Three months ended June 30, 2023
Gross margin was 36.9% for the period ending June 30, 2024, compared with 33.8% in 2023. The 310 basis point increase was primarily related to favorable product and solutions volumes and mix.

Gross Margin - Six months ended June 30, 2024 vs. Six months ended June 30, 2023
Gross margin was 37.0% for the 2024 period, compared with 33.8% in 2023. The 320 basis point increase was primarily related to favorable product and solutions volumes and mix as well as improved operational efficiencies.

Operating Expenses - Three months ended June 30, 2024 vs. Three months ended June 30, 2023
Operating expenses increased $1.4 million, or 4%, for the quarter in 2024, compared with the same period in 2023. The increase was primarily related to higher product development costs.

Operating Expenses - Six months ended June 30, 2024 vs. Six months ended June 30, 2023
Operating expenses increased $5.0 million, or 8%, for the first six months of 2024, compared with the same period in 2023. The increase was primarily related to higher product development costs.

Outcomes

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Outcomes segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended June 30,
In thousands	2024	2023
Outcomes Segment
Revenues	$77,815	$66,980	$(85)	$10,920	$10,835
Gross profit	27,072	27,355	(33)	(250)	(283)
Operating expenses	16,421	14,679	(2)	1,744	1,742

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Six Months Ended June 30,
In thousands	2024	2023
Outcomes Segment
Revenues	$146,989	$129,876	$144	$16,969	$17,113
Gross profit	51,362	54,234	150	(3,022)	(2,872)
Operating expenses	31,620	28,647	8	2,965	2,973

Revenues - Three months ended June 30, 2024 vs. Three months ended June 30, 2023
For the 2024 period, revenues increased $10.8 million, or 16%, compared with the 2023 period. This increase was driven by growth in recurring managed services, delivery services, distributed energy management, and revenue for grid planning solutions from the recent acquisition of Elpis2, Inc (Elpis Squared).

Revenues - Six months ended June 30, 2024 vs. Six months ended June 30, 2023
Revenues increased $17.1 million, or 13%, for the first six months of 2024, compared with 2023. This increase was driven by growth in recurring managed services, delivery services, distributed energy management, and revenue for grid planning solutions from the Elpis Squared acquisition.

Gross Margin - Three months ended June 30, 2024 vs. Three months ended June 30, 2023
Gross margin decreased to 34.8% for the second quarter of 2024, compared with 40.8% for the same period last year. The 600 basis point decrease was driven by increased services cost and lower software sales in the current period.

Gross Margin - Six months ended June 30, 2024 vs. Six months ended June 30, 2023
Gross margin decreased to 34.9% for the period ending in 2024, compared with 41.8% for last year. The 690 basis point decrease was driven by increased services cost and lower software sales in the current period.

Operating Expenses - Three months ended June 30, 2024 vs. Three months ended June 30, 2023
Operating expenses for the 2024 period increased $1.7 million, or 12%, compared with the same period last year. This was primarily related to increased product development investment.

Operating Expenses - Six months ended June 30, 2024 vs. Six months ended June 30, 2023
Operating expenses for the first six months of 2024 increased $3.0 million, or 10%, compared with the same period last year. This was primarily related to increased product development investment.

Corporate Unallocated

Corporate Unallocated Expenses - Three months ended June 30, 2024 vs. Three months ended June 30, 2023
Operating expenses not directly associated with an operating segment are classified as Corporate unallocated. These expenses increased $6.9 million, or 9%, for the three months ended June 30, 2024 compared with the same period in 2023. This increase was primarily the result of $8.9 million increase in sales, general and administrative expenses, driven by increased labor costs and professional services. This increase was partially offset by a $1.0 million decrease in restructuring costs.

Corporate Unallocated Expenses - Six months ended June 30, 2024 vs. Six months ended June 30, 2023
For the first six months of 2024, Corporate unallocated expenses decreased $20.7 million, or 11%, compared with the 2023 period. This was primarily the result of a $37.4 million decrease in restructuring costs, as well as a $1.3 million decrease in amortization of intangible assets. The decreases were offset by a $18.4 million increase in sales, general and administrative expenses, primarily driven by increased labor costs and professional services.

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

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
In millions
June 30, 2024	$447	$4,093	$1,809
March 31, 2024	361	4,272	1,927
December 31, 2023	839	4,511	2,032
September 30, 2023	413	4,241	2,022
June 30, 2023	475	4,397	2,008

Financial Condition

Cash Flow Information

	Six Months Ended June 30,
In thousands	2024	2023
Net cash provided by operating activities	$93,025	$42,989
Net cash used in investing activities	(47,820)	(13,220)
Net cash provided by financing activities	576,839	770
Effect of foreign exchange rate changes on cash and cash equivalents	(3,454)	241
Increase in cash and cash equivalents	$618,590	$30,780

Cash and cash equivalents were $920.6 million at June 30, 2024, compared with $302.0 million at December 31, 2023. The $618.6 million increase in cash and cash equivalents in the 2024 period was primarily the net proceeds provided by the convertible notes issuance and cash provided by operations as a result of higher earnings, partially offset by cash used in investing activities for the acquisition of Elpis Squared.

Operating activities
Cash provided by operating activities during the six months in 2024 was $93.0 million compared with $43.0 million during the same period in 2023. The increase was primarily due to increased earnings and working capital conversion, partially offset by higher restructuring and variable compensation payouts in 2024.

Investing activities
During the six months ended June 30, 2024, net cash used in investing activities was $47.8 million compared with $13.2 million in 2023, resulting in a change of $34.6 million. The increase in cash used was primarily the result of the acquisition of Elpis Squared for $34.1 million in 2024 and increase in property, plant, and equipment purchased of $1.8 million in 2024 compared with the same period in 2023.

Financing activities
Net cash provided by financing activities during the six months in 2024 was $576.8 million, compared with net cash provided of $0.8 million for the same period in 2023. The increase is due primarily to the issuance of convertible notes, net of total debt issuance cost, totaling $784 million, partially offset by the purchase of the capped call for the convertible offering of $109.0 million and common stock repurchase of $100.0 million.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations at June 30, 2024 was a decrease of $3.5 million, compared with an increase of $0.2 million for the same period in 2023. Our foreign currency exposure relates to non-U.S. dollar denominated balances in our international subsidiary operations.

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

	Six Months Ended June 30,
In thousands	2024	2023
Net cash provided by operating activities	$93,025	$42,989
Acquisitions of property, plant, and equipment	(14,255)	(12,498)
Free cash flow	$78,770	$30,491

Free cash flow fluctuated primarily as a result of changes in cash provided by increased earnings. See the cash flow discussion of operating activities above.

Off-balance sheet arrangements

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at June 30, 2024 and December 31, 2023 that we believe could reasonably likely have a current or future effect on our financial condition, results of operations, or cash flows.

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

Borrowings
We originally entered into our credit facility on January 5, 2018 (together with the subsequent eight amendments, the 2018 credit facility). The 2018 credit facility provides a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million standby letter of credit sub-facility and a $50 million swingline sub-facility. At June 30, 2024, no amount was outstanding under the 2018 credit facility, and $46.8 million was utilized by outstanding standby letters of credit, resulting in $453.2 million available for borrowing or standby letters of credit under the revolver. At June 30, 2024, $253.2 million was available for additional standby letters of credit under the letter of credit sub-facility, and no amounts were outstanding under the swingline sub-facility. Amounts borrowed under the revolver may be repaid and reborrowed until the revolver's maturity on October 18, 2026, at which time all outstanding loans together with all accrued and unpaid interest must be repaid. However, that date may be advanced to December 14, 2025 if Itron does not settle or extend a sufficient portion of the outstanding 2021 convertible notes, as detailed in the seventh amendment.

On March 12, 2021, we closed the sale of $460 million in convertible notes in a private placement to qualified institutional buyers. The convertible notes do not bear regular interest, and the principal amount does not accrete. The convertible notes will mature on March 15, 2026, unless earlier repurchased, redeemed, or converted in accordance with their terms.

On June 21, 2024, we closed the sale of $805 million in convertible notes in a private placement to qualified institutional buyers. The convertible notes accrue interest at a rate of 1.375% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2025. The notes will mature on July 15, 2030, unless earlier repurchased, redeemed, or converted in accordance with their terms.

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

Restructuring
On October 29, 2021, our Board of Directors approved a restructuring plan (the 2021 Projects), which in conjunction with the announcement of the sale of certain Gas product lines from our Device Solutions manufacturing and business operations in Europe and North America to Dresser Utility Solutions, includes activities to drive reductions in certain locations and functional support areas. These projects are expected to be substantially complete by the end of 2024, with an estimated $20 million in cash payments remaining as of June 30, 2024 with cash outflows expected through 2025.

On February 23, 2023, our Board of Directors approved a restructuring plan (the 2023 Projects). The 2023 Projects include activities that continue Itron's efforts to optimize its global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects are expected to be substantially complete by early 2025, with an estimated $39 million in cash payments remaining as of June 30, 2024 with cash outflows expected through 2027.

For the six months ended June 30, 2024, we paid out $13.5 million related to all our restructuring projects. As of June 30, 2024, $57.7 million was accrued for these restructuring projects, of which $25.0 million is expected to be paid within the next 12 months.

For further details regarding our restructuring activities, refer to Item 1: Financial Statements (Unaudited), Note 12: Restructuring included in this Quarterly Report on Form 10-Q.

Other Liquidity Considerations
We have tax credits and net operating loss carryforwards in various jurisdictions that are available to reduce cash taxes. However, utilization of tax credits and net operating losses are limited in certain jurisdictions. Based on current projections, we expect to pay, net of refunds, approximately $47 million in U.S federal taxes, $9 million in state taxes, and $27 million in local and foreign taxes during 2024. For a discussion of our tax provision and unrecognized tax benefits, see Item 1: Financial Statements (Unaudited), Note 10: Income Taxes included in this Quarterly Report on Form 10-Q.

As of June 30, 2024, we are under examination by certain tax authorities. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

As of June 30, 2024, there was $52.2 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. As a result of recent changes in U.S. tax legislation, any repatriation in the future would not result in U.S. federal income tax. Accordingly, there is no provision for U.S. deferred taxes on this cash. If this cash were repatriated to fund U.S. operations, additional withholding tax costs may be incurred. Tax is only one of the many factors that we consider in the management of global cash. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

In certain of our consolidated international subsidiaries, we have joint venture partners who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc., we consolidate them because we have a greater than 50% ownership interest and/or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. At June 30, 2024, $3.7 million of our consolidated cash balance was held in our joint venture entities. As a result, the minority shareholders of these entities have rights to their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from these entities.

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

We use these non-GAAP financial measures for financial and operational decision making and/or as a means for determining executive compensation. Management believes that these non-GAAP financial measures provide meaningful supplemental information regarding our performance and ability to service debt by excluding certain expenses that may not be indicative of our recurring core operating results. These non-GAAP financial measures facilitate management's internal comparisons to our historical performance, as well as comparisons to our competitors' operating results. Our executive compensation plans exclude non-cash charges related to amortization of intangibles and certain discrete cash and non-cash charges, such as restructuring, (gain) loss on sale of business, or acquisition and integration related expenses. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. We believe these non-GAAP financial measures are useful to investors because they provide greater transparency with respect to key metrics used by management in its financial and operational decision making and because they are used by our institutional investors and the analyst community to analyze the health of our business.

Non-GAAP operating expenses and non-GAAP operating income – We define non-GAAP operating expenses as operating expenses excluding certain expenses related to the amortization of intangible assets, restructuring, (gain) loss on sale of business, and acquisition and integration related expenses. We define non-GAAP operating income as operating income excluding the expenses related to the amortization of intangible assets, restructuring, (gain) loss on sale of business, and acquisition and integration related expenses. Acquisition and integration related expenses include costs, which are incurred to affect and integrate business combinations, such as professional fees, certain employee retention and salaries related to integration, severances, contract terminations, travel costs related to knowledge transfer, system conversion costs, and asset impairment charges. We consider these non-GAAP financial measures to be useful metrics for management and investors because they exclude the effect of expenses that are not related to our core operating results. By excluding these expenses, we believe that it is easier for management and investors to compare our financial results over multiple periods and analyze trends in our operations. For example, in certain periods, expenses related to amortization of intangible assets may decrease, which would improve GAAP operating margins, yet the improvement in GAAP operating margins due to this lower expense is not necessarily reflective of an improvement in our core business. There are some limitations related to the use of non-GAAP operating expenses and non-GAAP operating income versus operating expenses and operating income calculated in accordance with GAAP. We compensate for these limitations by providing specific information about the GAAP amounts excluded from non-GAAP operating expense and non-GAAP operating income and evaluating non-GAAP operating expense and non-GAAP operating income together with GAAP operating expense and operating income.

Non-GAAP net income and non-GAAP diluted EPS – We define non-GAAP net income as net income attributable to Itron, Inc. excluding the expenses associated with amortization of intangible assets, amortization of debt placement fees, restructuring, (gain) loss on sale of business, acquisition and integration related expenses, and the tax effect of excluding these expenses. We define non-GAAP diluted EPS as non-GAAP net income divided by diluted weighted-average shares outstanding during the period calculated on a GAAP basis and then reduced to reflect the anti-dilutive impact of the convertible note hedge transactions entered into in connection with the 0% convertible notes due 2026 issued in March 2021. We consider these financial measures to be useful metrics for management and investors for the same reasons that we use non-GAAP operating income. The same limitations described above regarding our use of non-GAAP operating income apply to our use of non-GAAP net income and non-GAAP diluted EPS. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from these non-GAAP measures and evaluating non-GAAP net income and non-GAAP diluted EPS together with GAAP net income attributable to Itron, Inc. and GAAP diluted EPS.

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

Adjusted EBITDA – We define adjusted EBITDA as net income (a) minus interest income, (b) plus interest expense, depreciation and amortization, restructuring, (gain) loss on sale of business, acquisition and integration related expenses, and (c) excluding income tax provision or benefit. Management uses adjusted EBITDA as a performance measure for executive compensation. A limitation to using adjusted EBITDA is that it does not represent the total increase or decrease in the cash balance for the period and the measure includes some non-cash items and excludes other non-cash items. Additionally, the items that we exclude in our calculation of adjusted EBITDA may differ from the items that our peer companies exclude when they report their results. We compensate for these limitations by providing a reconciliation of this measure to GAAP net income.

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

TOTAL COMPANY RECONCILIATIONS	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2024	2023	2024	2023
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$145,813	$138,847	$288,392	$305,608
Amortization of intangible assets	(4,511)	(4,722)	(8,497)	(9,770)
Restructuring	99	(874)	(99)	(37,483)
(Gain) loss on sale of business	65	(612)	42	(630)
Acquisition and integration	(90)	(44)	(408)	(89)
Non-GAAP operating expenses	$141,376	$132,595	$279,430	$257,636

NON-GAAP OPERATING INCOME
GAAP operating income	$64,647	$35,100	$127,447	$24,707
Amortization of intangible assets	4,511	4,722	8,497	9,770
Restructuring	(99)	874	99	37,483
(Gain) loss on sale of business	(65)	612	(42)	630
Acquisition and integration	90	44	408	89
Non-GAAP operating income	$69,084	$41,352	$136,409	$72,679

NON-GAAP NET INCOME & DILUTED EPS
GAAP net income attributable to Itron, Inc.	$51,318	$24,201	$103,039	$12,365
Amortization of intangible assets	4,511	4,722	8,497	9,770
Amortization of debt placement fees	935	887	1,779	1,732
Restructuring	(99)	874	99	37,483
(Gain) loss on sale of business	(65)	612	(42)	630
Acquisition and integration	90	44	408	89
Income tax effect of non-GAAP adjustments	(588)	(1,516)	(387)	(9,863)
Non-GAAP net income attributable to Itron, Inc.	$56,102	$29,824	$113,393	$52,206

Non-GAAP diluted EPS	$1.21	$0.65	$2.44	$1.14

Non-GAAP weighted average common shares outstanding - Diluted	46,526	45,781	46,441	45,677

TOTAL COMPANY RECONCILIATIONS	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2024	2023	2024	2023
ADJUSTED EBITDA
GAAP net income attributable to Itron, Inc.	$51,318	$24,201	$103,039	$12,365
Interest income	(5,128)	(1,508)	(8,974)	(3,326)
Interest expense	2,290	1,977	4,183	4,034
Income tax provision	15,180	9,195	28,609	9,125
Depreciation and amortization	13,519	13,905	26,263	28,368
Restructuring	(99)	874	99	37,483
(Gain) loss on sale of business	(65)	612	(42)	630
Acquisition and integration	90	44	408	89
Adjusted EBITDA	$77,105	$49,300	$153,585	$88,768

FREE CASH FLOW
Net cash provided by operating activities	$51,717	$41,560	$93,025	$42,989
Acquisitions of property, plant, and equipment	(7,110)	(5,596)	(14,255)	(12,498)
Free Cash Flow	$44,607	$35,964	$78,770	$30,491

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

Interest Rate Risk
We may be exposed to interest rate risk through our variable rate debt instruments, namely the multicurrency revolving line of credit. At June 30, 2024, we had no outstanding variable rate debt.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future if we were to have variable rate debt outstanding.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. Revenues denominated in functional currencies other than the U.S. dollar were 24% of total revenues for the three and six months ended June 30, 2024 compared with 24% and 25% for the same respective periods in 2023. These transactions expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of June 30, 2024, a total of 41 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar, and various other currencies, with notional amounts ranging from $103,000 to $39.1 million.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:    Controls and Procedures

Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2024, the Company's disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal controls over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable.
(b)Not applicable.
(c)Issuer Repurchase of Equity Securities.

Period	Total Number of Shares Purchased (1) (3)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				In thousands
April 1, 2024 through April 30, 2024	—	$—	—	$100,000
May 1, 2024 through May 31, 2024	—	—	—	100,000
June 1, 2024 through June 30, 2024	971,534	102.93	971,534	—
Total	971,534		971,534

(1)Effective May 11, 2023, Itron's Board of Directors authorized a share repurchase program of up to $100 million of Itron's common stock over an 18-month period.
(2)Excludes commissions.
(3)Shares purchased may include shares transferred to us by certain employees who vested in restricted stock units and used shares to pay all, or a portion of, the related taxes.

Item 5:    Other Information
(a)No information was required to be disclosed in a report on Form 8-K during the second quarter of 2024 that was not reported.
(b)Not applicable.
(c)Insider Trading Arrangements
During the quarter ended June 30, 2024, the following Section 16 officers and directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 (the Exchange Act), adopted, modified, or terminated Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K of the Exchange Act):

•On May 6, 2024, Thomas L. Deitrich, President and Chief Executive Officer, adopted a new written trading plan to sell up to 75,241 shares of Itron, Inc. common stock over a period ending on May 6, 2025, subject to certain conditions.
•On May 14, 2024, Donald L. Reeves, Senior Vice President, Outcomes, adopted a new written trading plan to sell up to 7,510 shares of Itron, Inc. common stock over a period ending on May 9, 2025, subject to certain conditions.

Item 6:    Exhibits

Exhibit Number	Description of Exhibits
4.1
Indenture, dated as of June 21, 2024, by and between Itron, Inc. and U.S. Bank Trust Company, National Association, as trustee (Filed as Exhibit 4.1 to Itron, Inc.'s Current Report on Form 8-K, filed on June 21, 2024)

4.2	Form of 1.375% Convertible Senior Note due 2030 (included in Exhibit 4.1) (Filed as Exhibit 4.2 to Itron, Inc.'s Current Report on Form 8-K, filed on June 21, 2024)

10.1	Form of Capped Call Confirmation (Filed as Exhibit 10.1 to Itron, Inc.'s Current Report on Form 8-K, filed on June 21, 2024)

10.2	Form of Amendment to Warrant Confirmation (Filed with this report)

10.3
Amendment No. 8, dated June 14, 2024, to the Credit Agreement, dated January 5, 2018 among Itron, Inc. and certain foreign borrowers, guarantors, lenders and issuing parties thereto, and Wells Fargo Bank, National Association, as administrative agent (Filed as Exhibit 10.2 to Itron, Inc.'s Current Report on Form 8-K, filed on June 21, 2024)

10.4	Third Amended and Restated 2010 Stock Incentive Plan. (Filed with this report)

10.5	Third Amendment to the Executive Deferred Compensation Plan. (Filed with this report)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Itron, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITRON, INC.

August 1, 2024	By:	/s/ JOAN S. HOOPER
Date		Joan S. Hooper
Senior Vice President and Chief Financial Officer