Form 10-Q
period 2024-09-30
ITRON, INC.
filed 2024-10-31
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2024, there were outstanding 45,089,570 shares of the registrant's common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1:    Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2024	2023	2024	2023
Revenues
Product revenues	$538,249	$480,355	$1,598,978	$1,361,482
Service revenues	77,213	80,417	228,995	234,978
Total revenues	615,462	560,772	1,827,973	1,596,460
Cost of revenues
Product cost of revenues	362,579	332,035	1,076,033	951,666
Service cost of revenues	43,285	41,534	126,503	127,276
Total cost of revenues	405,864	373,569	1,202,536	1,078,942
Gross profit	209,598	187,203	625,437	517,518

Operating expenses
Sales, general and administrative	79,639	76,576	254,023	231,176
Research and development	51,237	51,644	156,691	154,769
Amortization of intangible assets	4,814	4,663	13,311	14,433
Restructuring	(723)	(615)	(624)	36,868
Loss on sale of business	698	45	656	675
Total operating expenses	135,665	132,313	424,057	437,921

Operating income	73,933	54,890	201,380	79,597
Other income (expense)
Interest income	13,420	2,642	22,394	5,968
Interest expense	(5,605)	(2,445)	(9,788)	(6,479)
Other income (expense), net	677	646	695	(1,162)
Total other income (expense)	8,492	843	13,301	(1,673)

Income before income taxes	82,425	55,733	214,681	77,924
Income tax provision	(3,515)	(15,388)	(32,124)	(24,513)
Net income	78,910	40,345	182,557	53,411
Net income attributable to noncontrolling interests	951	173	1,559	874
Net income attributable to Itron, Inc.	$77,959	$40,172	$180,998	$52,537

Net income per common share - Basic	$1.73	$0.88	$3.98	$1.16
Net income per common share - Diluted	$1.70	$0.87	$3.91	$1.15

Weighted average common shares outstanding - Basic	44,982	45,462	45,458	45,393
Weighted average common shares outstanding - Diluted	45,839	45,950	46,239	45,768
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2024	2023	2024	2023
Net income	$78,910	$40,345	$182,557	$53,411

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	19,880	(15,009)	3,611	(5,844)
Pension benefit obligation adjustment	(34)	(109)	(607)	(322)
Total other comprehensive income (loss), net of tax	19,846	(15,118)	3,004	(6,166)

Total comprehensive income (loss), net of tax	98,756	25,227	185,561	47,245

Comprehensive income (loss) attributable to noncontrolling interests, net of tax	951	173	1,559	874
Comprehensive income (loss) attributable to Itron, Inc.	$97,805	$25,054	$184,002	$46,371
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

In thousands	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$982,507	$302,049
Accounts receivable, net	338,769	303,821
Inventories	276,616	283,686
Other current assets	156,642	159,882
Total current assets	1,754,534	1,049,438

Property, plant, and equipment, net	120,449	128,806
Deferred tax assets, net	290,259	247,211
Other long-term assets	40,804	38,836
Operating lease right-of-use assets, net	37,641	41,186
Intangible assets, net	47,969	46,282
Goodwill	1,073,757	1,052,504
Total assets	$3,365,413	$2,604,263

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$152,510	$199,520
Other current liabilities	61,151	54,407
Wages and benefits payable	118,634	135,803
Taxes payable	14,273	8,636
Current portion of warranty	13,807	14,663
Unearned revenue	161,096	124,207
Total current liabilities	521,471	537,236

Long-term debt, net	1,240,950	454,827
Long-term warranty	7,925	7,501
Pension benefit obligation	64,886	63,887
Deferred tax liabilities, net	622	697
Operating lease liabilities	28,820	32,656
Other long-term obligations	132,052	176,028
Total liabilities	1,996,726	1,272,832

Equity
Preferred stock, no par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75,000 shares authorized, 45,016 and 45,512 shares issued and outstanding	1,673,916	1,820,510
Accumulated other comprehensive loss, net	(78,186)	(81,190)
Accumulated deficit	(247,411)	(428,409)
Total Itron, Inc. shareholders' equity	1,348,319	1,310,911
Noncontrolling interests	20,368	20,520
Total equity	1,368,687	1,331,431
Total liabilities and equity	$3,365,413	$2,604,263
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2024	45,512	$1,820,510	$(81,190)	$(428,409)	$1,310,911	$20,520	$1,331,431
Net income				51,721	51,721	66	51,787
Other comprehensive income (loss), net of tax			(10,908)		(10,908)		(10,908)
Net stock issued and repurchased	338	1,560			1,560		1,560
Stock-based compensation expense		11,429			11,429		11,429
Registration fee		11			11		11
Balances at March 31, 2024	45,850	1,833,510	(92,098)	(376,688)	1,364,724	20,586	1,385,310
Net income				51,318	51,318	542	51,860
Other comprehensive income (loss), net of tax			(5,934)		(5,934)		(5,934)
Net stock issued and repurchased	74	1,408			1,408		1,408
Stock-based compensation expense		10,416			10,416		10,416
Payments on call spread for convertible offering, net of tax		(82,304)			(82,304)		(82,304)
Stock repurchased	(972)	(100,000)			(100,000)		(100,000)
Registration fee		(65)			(65)		(65)
Balances at June 30, 2024	44,952	1,662,965	(98,032)	(325,370)	1,239,563	21,128	1,260,691
Net income				77,959	77,959	951	78,910
Other comprehensive income (loss), net of tax			19,846		19,846		19,846
Distributions to noncontrolling interests						(1,711)	(1,711)
Net stock issued and repurchased	64	1,345			1,345		1,345
Stock-based compensation expense		10,222			10,222		10,222
Excise tax related to shares repurchased		(616)			(616)		(616)
Balances at September 30, 2024	45,016	$1,673,916	$(78,186)	$(247,411)	$1,348,319	$20,368	$1,368,687

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2023	45,186	$1,788,479	$(94,674)	$(525,332)	$1,168,473	$23,083	$1,191,556
Net loss				(11,836)	(11,836)	(201)	(12,037)
Other comprehensive income (loss), net of tax			7,119		7,119		7,119
Distributions to noncontrolling interests						(21)	(21)
Net stock issued and repurchased	219	607			607		607
Stock-based compensation expense		6,919			6,919		6,919
Balances at March 31, 2023	45,405	1,796,005	(87,555)	(537,168)	1,171,282	22,861	1,194,143
Net income				24,201	24,201	902	25,103
Other comprehensive income (loss), net of tax			1,833		1,833		1,833
Net stock issued and repurchased	43	1,033			1,033		1,033
Stock-based compensation expense		6,775			6,775		6,775
Balances at June 30, 2023	45,448	1,803,813	(85,722)	(512,967)	1,205,124	23,763	1,228,887
Net income				40,172	40,172	173	40,345
Other comprehensive income (loss), net of tax			(15,118)		(15,118)		(15,118)
Distributions to noncontrolling interests						(3,936)	(3,936)
Net stock issued and repurchased	26	715			715		715
Stock-based compensation expense		6,837			6,837		6,837
Balances at September 30, 2023	45,474	$1,811,365	$(100,840)	$(472,795)	$1,237,730	$20,000	$1,257,730
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
In thousands	2024	2023
Operating activities
Net income	$182,557	$53,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	40,979	42,013
Non-cash operating lease expense	11,481	12,197
Stock-based compensation	32,067	20,531
Amortization of prepaid debt fees	3,669	2,761
Deferred taxes, net	(17,509)	1,938
Loss on sale of business	656	675
Restructuring, non-cash	(171)	910
Other adjustments, net	(838)	(318)
Changes in operating assets and liabilities, net of acquisition and sale of business:
Accounts receivable	(31,169)	(37,832)
Inventories	5,532	(48,280)
Other current assets	4,102	(43,240)
Other long-term assets	(1,391)	3,392
Accounts payable, other current liabilities, and taxes payable	(39,054)	220
Wages and benefits payable	(18,010)	17,361
Unearned revenue	33,453	38,619
Warranty	(476)	(2,177)
Restructuring	(19,816)	23,966
Other operating, net	(27,736)	(9,071)
Net cash provided by operating activities	158,326	77,076

Investing activities
Net proceeds (payments) related to the sale of business	405	(772)
Acquisitions of property, plant, and equipment	(20,878)	(18,304)
Business acquisitions, net of cash and cash equivalents acquired	(34,126)	—
Other investing, net	212	73
Net cash used in investing activities	(54,387)	(19,003)

Financing activities
Proceeds from borrowings	805,000	—
Issuance of common stock	4,317	2,366
Payments on call spread for convertible offering	(108,997)	—
Repurchase of common stock	(100,000)	—
Prepaid debt fees	(21,617)	(517)
Other financing, net	(2,618)	(4,488)
Net cash provided by (used in) financing activities	576,085	(2,639)

Effect of foreign exchange rate changes on cash and cash equivalents	434	(2,670)
Increase in cash and cash equivalents	680,458	52,764
Cash and cash equivalents at beginning of period	302,049	202,007
Cash and cash equivalents at end of period	$982,507	$254,771

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$59,212	$29,031
Interest	4,062	1,578
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms "we", "us", "our", "Itron", and the "Company" refer to Itron, Inc. and its subsidiaries.

Note 1:    Summary of Significant Accounting Policies

Financial Statement Preparation
The consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023, Consolidated Statements of Equity for the three months ended September 30, 2024 and 2023, June 30, 2024 and 2023, and March 31, 2024 and 2023, the Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, and the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the full year or for any other period.

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

Restricted Cash and Cash Equivalents
Cash and cash equivalents that are contractually restricted from operating use are classified as restricted cash and cash equivalents. We had $1.8 million pledged for standby letters of credit as of September 30, 2024 and December 31, 2023.

Risks and Uncertainties
Global economic impacts, such as pandemics and various ongoing conflicts around the world, may create disruption in customer demand and global supply chains, resulting in market volatility, which our management continues to monitor. In the aftermath of these types of events, global supply chains, including labor, may struggle to keep pace with rapidly changing demand. Temporary imbalance in supply and demand may create business uncertainties that include costs and availability. Efforts continue with suppliers to improve supply resiliency, including the approval of alternate sources. Additionally, inflation in our raw materials and component costs, freight charges, sanctions, tariffs, and labor costs may increase above historical levels due to, among other things, the continuing impacts of an uncertain economic environment. We may or may not be able to fully recover these increased costs through pricing actions with our customers. Currently, we have not identified any significant decrease in long-term customer demand for our products and services.

While we have limited direct business exposure in areas with current conflict, such as Ukraine and Israel, military actions globally and any resulting sanctions or tariffs could adversely affect the global economy, as well as further disrupt the supply chain. A major disruption in the global economy and supply chain could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. The extent and duration of the military action, sanctions, tariffs, and resulting market and/or supply disruptions are impossible to predict but could be substantial, and our management continues to monitor these events closely.

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

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures, which amends Income Taxes (Topic 740). The FASB issued this update to improve annual basis income tax disclosures related to (1) rate reconciliation, (2) income taxes paid, and (3) other disclosures related to pretax income (or loss) and income tax expense (or benefit) from continuing operations. The effective date for this amendment is January 1, 2025, with early adoption permitted. These amendments are to be applied on a prospective basis; however, retrospective application is permitted. We are currently evaluating the impact this standard will have on our consolidated financial statement disclosures.

Note 2:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2024	2023	2024	2023
Net income available to common shareholders	$77,959	$40,172	$180,998	$52,537

Weighted average common shares outstanding - Basic	44,982	45,462	45,458	45,393
Dilutive effect of stock-based awards	857	488	781	375
Dilutive effect of convertible notes	—	—	—	—
Weighted average common shares outstanding - Diluted	45,839	45,950	46,239	45,768
Net income per common share - Basic	$1.73	$0.88	$3.98	$1.16
Net income per common share - Diluted	$1.70	$0.87	$3.91	$1.15

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase our common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise and the future compensation cost associated with the stock award. Approximately 1,000 and 23,000 stock-based awards were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2024 because they were anti-dilutive. Approximately 0.2 million and 0.3 million stock-based awards were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2023 because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Convertible Notes and Share Hedges

2021 Notes, Warrants and Call Option Transactions
For our convertible notes issued in March 2021 (the 2021 Notes), the dilutive effect is calculated using the if-converted method. We are required, pursuant to the indenture governing the notes, to settle the principal amount in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the notes were converted. The average closing prices of our common stock for the quarter ended September 30, 2024 were used as the basis for determining the dilutive effect on EPS. The quarterly average closing prices for our common stock did not exceed the conversion price of $126.00, and therefore all associated shares were anti-dilutive.

In conjunction with the issuance of the 2021 Notes, we sold warrants to purchase 3.7 million shares of Itron common stock. The warrants have a strike price of $180.00 per share. For calculating the dilutive effect of the warrants, we use the treasury stock method. With this method, we assume exercise of the warrants at the beginning of the period, or at time of issuance if later, and the issuance of common stock upon exercise. Proceeds from the exercise of the warrants are assumed to be used to repurchase shares of our stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be exercised with the warrants less the number of shares repurchased, are included in diluted weighted average common shares outstanding. For periods where the warrants strike price of $180.00 per share is greater than the average share price of Itron stock for the period, the warrants would be anti-dilutive. For the three and nine months ended September 30, 2024, the quarterly average closing prices of our common stock did not exceed the warrant strike price and therefore 3.7 million shares were considered anti-dilutive.

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

2024 Notes and Capped Call Transactions
For our convertible notes issued in June 2024 (the 2024 Notes), the dilutive effect is calculated using the if-converted method. We are required, pursuant to the indenture governing our convertible notes, to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the convertible notes were converted. The average closing prices of our common stock for the quarter ended September 30, 2024 were used as the basis for determining the dilutive effect on EPS. The quarterly average closing prices for our common stock did not exceed the conversion price of $131.24, and therefore all associated shares were anti-dilutive.

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

Note 3:    Certain Balance Sheet Components

A summary of accounts receivable from contracts with customers is as follows:

Accounts receivable, net
In thousands	September 30, 2024	December 31, 2023
Trade receivables (net of allowance of $591 and $738)	$307,696	$272,890
Unbilled receivables	31,073	30,931
Total accounts receivable, net	$338,769	$303,821

Allowance for credit losses account activity	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2024	2023	2024	2023
Beginning balance	$603	$4,694	$738	$4,863
Provision for (release of) doubtful accounts, net	(11)	76	(89)	37
Accounts written-off, net	(28)	(60)	(71)	(304)
Effect of change in exchange rates	27	(67)	13	47
Ending balance	$591	$4,643	$591	$4,643

Inventories
In thousands	September 30, 2024	December 31, 2023
Raw materials	$195,045	$213,303
Work in process	15,182	17,849
Finished goods	66,389	52,534
Total inventories	$276,616	$283,686

Property, plant, and equipment, net
In thousands	September 30, 2024	December 31, 2023
Machinery and equipment	$325,716	$318,546
Computers and software	126,043	126,149
Buildings, furniture, and improvements	124,494	126,041
Land	8,452	7,846
Construction in progress, including purchased equipment	19,592	24,316
Total cost	604,297	602,898
Accumulated depreciation	(483,848)	(474,092)
Property, plant, and equipment, net	$120,449	$128,806

Depreciation expense	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2024	2023	2024	2023
Depreciation expense	$9,902	$8,982	$27,668	$27,580

Note 4:    Intangible Assets and Liabilities

The gross carrying amount and accumulated amortization (accretion) of our intangible assets and liabilities, other than goodwill, were as follows:

	September 30, 2024			December 31, 2023
In thousands	Gross	Accumulated (Amortization) Accretion	Net	Gross	Accumulated (Amortization) Accretion	Net
Intangible Assets
Core-developed technology	$516,107	$(503,763)	$12,344	$502,010	$(499,571)	$2,439
Customer contracts and relationships	335,283	(301,195)	34,088	329,688	(287,653)	42,035
Trademarks and trade names	73,930	(72,435)	1,495	73,461	(71,740)	1,721
Other	12,020	(11,978)	42	12,019	(11,932)	87
Total intangible assets	$937,340	$(889,371)	$47,969	$917,178	$(870,896)	$46,282

Intangible Liabilities
Customer contracts and relationships	$(23,900)	$23,900	$—	$(23,900)	$23,900	$—

A summary of intangible assets and liabilities activity is as follows:

	Nine Months Ended September 30,
In thousands	2024	2023
Intangible assets, gross beginning balance	$917,178	$905,134
Intangible assets acquired (1)	15,000	—
Effect of change in exchange rates	5,162	(2,231)
Intangible assets, gross ending balance	$937,340	$902,903

Intangible liabilities, gross beginning balance	$(23,900)	$(23,900)
Effect of change in exchange rates	—	—
Intangible liabilities, gross ending balance	$(23,900)	$(23,900)

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

Assumed intangible liabilities reflect the present value of the projected cash outflows for a then existing contract for which remaining costs were expected to exceed projected revenues.

Estimated future annual amortization is as follows:

Year Ending December 31,	Estimated Annual Amortization
In thousands
2024 (amount remaining at September 30, 2024)	$4,566
2025	17,775
2026	13,726
2027	8,273
2028	2,681
Thereafter	948
Total intangible assets subject to amortization	$47,969

Note 5:    Goodwill

The following table reflects changes in the carrying amount of goodwill for the nine months ended September 30, 2024:

In thousands	Device Solutions	Networked Solutions	Outcomes	Total Company
Goodwill balance at January 1, 2024	$—	$911,847	$140,657	$1,052,504
Goodwill acquired (1)	—	—	19,661	19,661
Effect of change in exchange rates	—	1,382	210	1,592
Goodwill balance at September 30, 2024	$—	$913,229	$160,528	$1,073,757

(1) On March 1, 2024, we acquired Elpis Squared. The purchase resulted in the recognition of $19.7 million in goodwill allocated to our Outcomes operating segment and reporting unit. Refer to Note 4: Intangible Assets and Liabilities and Note 17: Business Combination for additional information on the transaction.

Note 6:    Debt

The components of our borrowings were as follows:

In thousands	September 30, 2024	December 31, 2023
Credit facility
Multicurrency revolving line of credit	$—	$—
Convertible notes	1,265,000	460,000
Total debt	1,265,000	460,000
Less: unamortized prepaid debt fees - convertible notes	24,050	5,173
Long-term debt, net	$1,240,950	$454,827

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

The 2018 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2018 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries. This includes a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2018 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2018 credit facility includes debt covenants, which contain certain financial thresholds and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the 2018 credit facility at September 30, 2024.

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

At September 30, 2024, there were no outstanding loan balances under the credit facility, and $46.8 million was utilized by outstanding standby letters of credit, resulting in $453.2 million available for additional borrowings or standby letters of credit within the revolver. At September 30, 2024, $253.2 million was available for additional standby letters of credit under the letter of credit sub-facility, and no amounts were outstanding under the swingline sub-facility.

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

2024 Notes
On June 21, 2024, we closed the sale of $805 million of convertible notes in a private placement to qualified institutional buyers, resulting in net proceeds to us of $784 million after deducting initial purchasers' discounts of the offering. The 2024 Notes accrue interest at a rate of 1.375% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2025. The 2024 Notes mature on July 15, 2030, unless earlier repurchased, redeemed, or converted in accordance with their terms.

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

Debt Maturities
The amount of required minimum principal payments on our long-term debt in aggregate over the next five years is as follows:

Year Ending December 31,	Minimum Payments
In thousands
2024 (amount remaining at September 30, 2024)	$—
2025	—
2026	460,000
2027	—
2028	—
Thereafter	805,000
Total minimum payments on debt	$1,265,000

Note 7:    Derivative Financial Instruments

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Refer to Note 13: Shareholders' Equity and Note 14: Fair Value of Financial Instruments for additional disclosures on our derivative instruments.

Derivatives Not Designated as Hedging Relationships
We are exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of September 30, 2024, a total of 35 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar, and various other currencies, with notional amounts ranging from $112,600 to $40.6 million.

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

Amounts recognized on the Consolidated Balance Sheets consist of:

In thousands	September 30, 2024	December 31, 2023
Assets
Plan assets in other long-term assets	$63	$80

Liabilities
Current portion of pension benefit obligation in wages and benefits payable	$4,378	$3,623
Long-term portion of pension benefit obligation	64,886	63,887
Pension benefit obligation, net	$69,201	$67,430

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

Net periodic pension benefit cost for our plans include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2024	2023	2024	2023
Service cost	$621	$605	$1,915	$1,845
Interest cost	687	720	2,044	2,153
Expected return on plan assets	(74)	(88)	(220)	(264)
Amortization of prior service costs	34	15	101	45
Amortization of actuarial net loss	(85)	(122)	(255)	(365)
Curtailment	—	—	(585)	—
Net periodic benefit cost	$1,183	$1,130	$3,000	$3,414

The components of net periodic benefit cost, other than the service cost component, are included in total other income (expense) on the Consolidated Statements of Operations.

Note 9:    Stock-Based Compensation

We grant stock-based compensation awards, including restricted stock units, phantom stock, and unrestricted stock units, under the Second Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan). Prior to December 31, 2020, stock options were also granted as part of the stock-based compensation awards. In the Stock Incentive Plan, we have 13,991,273 shares of common stock authorized for issuance subject to stock splits, dividends, and other similar events, and at September 30, 2024, 4,590,911 shares were available for grant. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied. These shares are subject to a fungible share provision such that the authorized share available for grant under the Plan is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

We also award phantom stock units, which are settled in cash upon vesting and accounted for as liability-based awards, with no impact to the shares available for grant.

In addition, we maintain the Employee Stock Purchase Plan (ESPP), for which 486,098 shares of common stock were available for future issuance at September 30, 2024.

ESPP activity and stock-based grants other than stock options and restricted stock units were not significant for the three and nine months ended September 30, 2024 and 2023.

Stock-Based Compensation Expense
Total stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2024	2023	2024	2023
Stock options	$—	$18	$—	$98
Restricted stock units	9,886	6,581	31,059	19,680
Unrestricted stock awards	336	238	1,008	753
Phantom stock units	1,616	1,190	4,378	3,114
Total stock-based compensation	$11,838	$8,027	$36,445	$23,645

Related tax benefit	$2,503	$1,686	$7,853	$5,059

Stock Options
A summary of our stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	In thousands		Years	In thousands
Outstanding, January 1, 2023	381	$60.63	4.8	$1,892
Granted	—	—			$—
Exercised	(6)	56.83		88
Forfeited	—	—
Canceled	—	—
Outstanding, September 30, 2023	375	$60.69	4.1	$3,316

Outstanding, January 1, 2024	363	$61.36	4.0	$5,886
Granted	—	—			$—
Exercised	(26)	54.19		935
Forfeited	—	—
Canceled	—	—
Outstanding, September 30, 2024	337	$61.92	3.2	$15,111

Exercisable, September 30, 2024	337	$61.92	3.2	$15,111

At September 30, 2024, all stock-based compensation expense related to nonvested stock options has been recognized.

Restricted Stock Units
The following table summarizes restricted stock unit activity:

In thousands, except fair value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, January 1, 2023	528
Granted	459	$56.62
Released (1)	(235)		$739
Forfeited	(25)
Outstanding, September 30, 2023	727

Outstanding, January 1, 2024	751	$58.89
Granted	415	76.24
Released (1)	(405)	62.51	$33,372
Forfeited	(21)	64.45
Outstanding, September 30, 2024	740	67.13

Vested but not released, September 30, 2024	17		$1,841

(1) Shares released is presented as gross shares and does not reflect shares withheld by us for employee payroll tax obligations.

At September 30, 2024, total unrecognized compensation expense on restricted stock units was $51.9 million, which is expected to be recognized over a weighted average period of approximately 1.7 years.

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

Our tax rate for the three and nine months ended September 30, 2024 of 4% and 15%, respectively, differed from the federal statutory rate of 21% due to the impact of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, U.S. taxation of foreign earnings including GILTI (Global Intangible Low-Taxed Income) tax, net of Section 250 deduction (largely driven by research and development capitalization), Subpart F income, a benefit related to stock-based compensation, tax credits, state taxes, and uncertain tax positions. During the quarter, approximately $14 million in discrete tax benefits were recorded related to the favorable resolution of a foreign tax audit.

Our tax rate for the three and nine months ended September 30, 2023 of 28% and 31%, respectively, differed from the federal statutory rate of 21% due to the impact of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, U.S. taxation of foreign earnings including GILTI (Global Intangible Low-Taxed Income) tax, net of Section 250 deduction (largely driven by research and development capitalization), Subpart F income, an expense related to stock-based compensation, tax credits, and uncertain tax positions.

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

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense amounts recognized were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2024	2023	2024	2023
Net interest and penalties expense	$(5,508)	$592	$(4,020)	$1,398

Accrued interest and penalties recognized were as follows:

In thousands	September 30, 2024	December 31, 2023
Accrued interest	$5,884	$9,794
Accrued penalties	369	466

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate were as follows:

In thousands	September 30, 2024	December 31, 2023
Unrecognized tax benefits related to uncertain tax positions	$115,220	$130,067
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	115,210	129,591

At September 30, 2024, we are under examination by certain tax authorities. As a result of the favorable resolution of a foreign tax audit, a reduction in uncertain tax positions of approximately $14 million was recorded this quarter. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or cash flows.

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

Our available lines of credit, outstanding standby LOCs, and bonds were as follows:

In thousands	September 30, 2024	December 31, 2023
Credit facility
Multicurrency revolving line of credit	$500,000	$500,000
Standby LOCs issued and outstanding	(46,756)	(59,059)
Net available for additional borrowings under the multicurrency revolving line of credit	$453,244	$440,941

Net available for additional standby LOCs under sub-facility	$253,244	$240,941

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$93,562	$84,318
Standby LOCs issued and outstanding	(20,377)	(21,853)
Short-term borrowings	—	—
Net available for additional borrowings and LOCs	$73,185	$62,465

Unsecured surety bonds in force	$247,358	$271,164

In the event any such standby LOC or bond were called, we would be obligated to reimburse the issuer of the standby LOC or bond. As of October 31, 2024, we are not aware of any valid claims against our outstanding standby LOCs or bonds.

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

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2024	2023	2024	2023
Beginning balance	$22,839	$25,486	$22,164	$25,698
New product warranties	1,468	1,647	4,695	5,094
Other adjustments and expirations, net	(432)	(1,343)	496	(1,309)
Claims activity	(2,334)	(2,005)	(5,677)	(5,935)
Effect of change in exchange rates	191	(302)	54	(65)
Ending balance	21,732	23,483	21,732	23,483
Less: current portion of warranty	13,807	16,221	13,807	16,221
Long-term warranty	$7,925	$7,262	$7,925	$7,262

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to insurance and supplier recoveries, other changes and adjustments to warranties, and customer claims. Warranty expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2024	2023	2024	2023
Total warranty expense	$1,036	$304	$5,191	$3,785

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

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2023 Projects were as follows:

In thousands	Total Expected Costs at September 30, 2024	Costs Recognized in Prior Periods	Adjustments Recognized During the Nine Months Ended September 30, 2024	Expected Remaining Costs to be Recognized at September 30, 2024
Employee severance costs	$41,539	$43,347	$(1,808)	$—
Asset impairments & net loss (gain) on sale or disposal	1,169	1,130	39	—
Other restructuring costs	7,546	4,051	2,020	1,475
Total	$50,254	$48,528	$251	$1,475

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

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2021 Projects were as follows:

In thousands	Total Expected Costs at September 30, 2024	Costs Recognized in Prior Periods	Adjustments Recognized During the Nine Months Ended September 30, 2024	Expected Remaining Costs to be Recognized at September 30, 2024
Employee severance costs	$34,367	$34,821	$(454)	$—
Asset impairments & net loss (gain) on sale or disposal	8,169	8,379	(210)	—
Other restructuring costs	4,868	3,729	(211)	1,350
Total	$47,404	$46,929	$(875)	$1,350

The following table summarizes the activity within the restructuring related balance sheet accounts for the 2023 Projects and the 2021 Projects during the nine months ended September 30, 2024:

In thousands	Accrued Employee Severance	Asset Impairments & Net Loss (Gain) on Sale or Disposal	Other Accrued Costs	Total
Beginning balance, January 1, 2024	$68,698	$—	$3,678	$72,376
Costs charged to expense	(2,262)	(171)	1,809	(624)
Cash payments	(17,135)	(13)	(2,993)	(20,141)
Net assets disposed and impaired	—	184	—	184
Effect of change in exchange rates	267	—	486	753
Ending balance, September 30, 2024	$49,568	$—	$2,980	$52,548

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

The current portions of restructuring liabilities were $25.2 million and $21.0 million as of September 30, 2024 and December 31, 2023 and are classified within other current liabilities on the Consolidated Balance Sheets. The long-term portions of restructuring liabilities were $27.3 million and $51.4 million as of September 30, 2024 and December 31, 2023. The long-term portions of restructuring liabilities are classified within other long-term obligations on the Consolidated Balance Sheets and include severance accruals and facility exit costs.

Note 13:    Shareholders' Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock would be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at September 30, 2024 or December 31, 2023.

Stock Repurchase Programs
Effective September 19, 2024, Itron's Board of Directors authorized a share repurchase up to $100 million of our common stock over an 18-month period (the 2024 Stock Repurchase Program). The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. We repurchased no shares under the 2024 Stock Repurchase Program.

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

Accumulated Other Comprehensive Income (Loss) (AOCI)
The changes in the components of AOCI, net of tax, were as follows:

In thousands	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Benefit Obligation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2023	$(83,193)	$(210)	$(14,380)	$3,109	$(94,674)
OCI before reclassifications	(5,844)	—	—	—	(5,844)
Amounts reclassified from AOCI	—	—	—	(322)	(322)
Total other comprehensive income (loss)	(5,844)	—	—	(322)	(6,166)
Balances at September 30, 2023	$(89,037)	$(210)	$(14,380)	$2,787	$(100,840)

Balances at January 1, 2024	$(67,643)	$(210)	$(14,380)	$1,043	$(81,190)
OCI before reclassifications	3,611	—	—	—	3,611
Amounts reclassified from AOCI	—	—	—	(607)	(607)
Total other comprehensive income (loss)	3,611	—	—	(607)	3,004
Balances at September 30, 2024	$(64,032)	$(210)	$(14,380)	$436	$(78,186)

The before-tax, income tax (provision) benefit, and net-of-tax amounts related to each component of other comprehensive income (OCI) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2024	2023	2024	2023
Before-tax amount
Foreign currency translation adjustment	$19,959	$(15,094)	$3,598	$(5,834)
Net defined benefit plan (gain) loss reclassified to net income	(51)	(107)	(739)	(320)
Total other comprehensive income (loss), before tax	$19,908	$(15,201)	$2,859	$(6,154)

Tax (provision) benefit
Foreign currency translation adjustment	$(79)	$85	$13	$(10)
Net defined benefit plan (gain) loss reclassified to net income	17	(2)	132	(2)
Total other comprehensive income (loss) tax (provision) benefit	$(62)	$83	$145	$(12)

Net-of-tax amount
Foreign currency translation adjustment	$19,880	$(15,009)	$3,611	$(5,844)
Net defined benefit plan (gain) loss reclassified to net income	(34)	(109)	(607)	(322)
Total other comprehensive income (loss), net of tax	$19,846	$(15,118)	$3,004	$(6,166)

Note 14:    Fair Value of Financial Instruments

The fair values at September 30, 2024 and December 31, 2023 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	September 30, 2024		December 31, 2023
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit facility
Multicurrency revolving line of credit	$—	$—	$—	$—
Convertible notes	1,240,950	1,333,393	454,827	423,476

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

Revenues, gross profit, and operating income associated with our operating segments were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2024	2023	2024	2023
Product revenues
Device Solutions	$122,119	$110,138	$365,956	$340,098
Networked Solutions	390,201	352,771	1,158,857	964,909
Outcomes	25,929	17,446	74,165	56,475
Total Company	$538,249	$480,355	$1,598,978	$1,361,482

Service revenues
Device Solutions	$619	$631	$2,084	$2,085
Networked Solutions	26,512	32,200	78,076	94,460
Outcomes	50,082	47,586	148,835	138,433
Total Company	$77,213	$80,417	$228,995	$234,978

Total revenues
Device Solutions	$122,738	$110,769	$368,040	$342,183
Networked Solutions	416,713	384,971	1,236,933	1,059,369
Outcomes	76,011	65,032	223,000	194,908
Total Company	$615,462	$560,772	$1,827,973	$1,596,460

Gross profit
Device Solutions	$33,342	$26,919	$94,637	$75,351
Networked Solutions	149,648	135,203	452,830	362,852
Outcomes	26,608	25,081	77,970	79,315
Total Company	$209,598	$187,203	$625,437	$517,518

Operating income
Device Solutions	$26,485	$17,675	$71,913	$45,837
Networked Solutions	115,231	102,503	349,353	266,052
Outcomes	11,186	10,280	30,928	35,867
Corporate unallocated	(78,969)	(75,568)	(250,814)	(268,159)
Total Company	73,933	54,890	201,380	79,597
Total other income (expense)	8,492	843	13,301	(1,673)
Income before income taxes	$82,425	$55,733	$214,681	$77,924

For the three months ended September 30, 2024, one customer represented 10.7% of total company revenue. This revenue is included in both the Networked Solutions and Outcomes reporting segments. For the three months ended September 30, 2023, and the nine months ended September 30, 2024 and 2023, no single customer represented more than 10% of total company revenue.

Revenues by region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2024	2023	2024	2023
United States and Canada	$505,606	$452,583	$1,486,090	$1,256,042
Europe, Middle East, and Africa	86,670	81,394	272,107	265,814
Asia Pacific	23,186	26,795	69,776	74,604
Total Company	$615,462	$560,772	$1,827,973	$1,596,460

Depreciation expense is allocated to the operating segments based upon each segment's use of the assets. All amortization expense is recognized within Corporate unallocated. Depreciation and amortization of intangible assets expense associated with our operating segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2024	2023	2024	2023
Device Solutions	$3,423	$2,976	$8,853	$9,467
Networked Solutions	4,219	4,074	12,234	12,273
Outcomes	1,510	1,270	4,470	3,748
Corporate unallocated	5,564	5,325	15,422	16,525
Total Company	$14,716	$13,645	$40,979	$42,013

Note 16: Revenues

A summary of significant net changes in the contract assets and the contract liabilities balances during the period is as follows:

In thousands	Contract Liabilities, Less Contract Assets
Beginning balance, January 1, 2024	$82,885
Revenues recognized from beginning contract liability	(63,720)
Cumulative catch-up adjustments	3,319
Increases due to amounts collected or due	265,285
Revenues recognized from current period increases	(163,207)
Other	(150)
Ending balance, September 30, 2024	$124,412

On January 1, 2024, total contract assets were $80.1 million and total contract liabilities were $163.0 million. On September 30, 2024, total contract assets were $74.1 million and total contract liabilities were $198.5 million. The contract assets primarily relate to contracts that include a retention clause and allocations related to contracts with multiple performance obligations. The contract liabilities primarily relate to deferred revenue, such as extended warranty and maintenance agreements. The cumulative catch-up adjustments relate to contract modifications, measure-of-progress changes, and changes in the estimate of the transaction price.

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

Total transaction price allocated to remaining performance obligations related to contracts is approximately $1.5 billion for the next 12 months and approximately $1.6 billion for periods longer than 12 months. The total remaining performance obligations consist of product and service components. The service component relates primarily to maintenance agreements for which customers pay a full year's maintenance in advance, and service revenues are generally recognized over the service period. Total transaction price allocated to remaining performance obligations also includes our extended warranty contracts, for which revenue is recognized over the extended warranty period, and hardware, which is recognized as units are delivered. The estimate of when remaining performance obligations will be recognized requires significant judgment.

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

Total Company Highlights

Highlights and significant developments for the three months ended September 30, 2024 compared with the three months ended September 30, 2023
•Revenues were $615.5 million compared with $560.8 million in 2023, an increase of 10%
•Gross margin was 34.1%, compared with 33.4% in 2023
•Operating expenses increased $3.4 million, or 3%, compared with 2023
•Net income attributable to Itron, Inc. was $78.0 million compared with net income of $40.2 million in 2023
•GAAP diluted EPS increased by $0.83 to $1.70 in 2024
•Non-GAAP net income attributable to Itron, Inc. was $84.3 million compared with $44.9 million in 2023
•Non-GAAP diluted EPS was $1.84, an increase of $0.86 compared with 2023
•Adjusted EBITDA was $88.6 million compared with $68.5 million in 2023
•Total backlog was $4.0 billion and twelve-month backlog was $1.7 billion at September 30, 2024, compared with $4.2 billion and $2.0 billion at September 30, 2023

Highlights and significant developments for the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023
•Revenues were $1.8 billion compared with $1.6 billion in 2023, an increase of $231.5 million, or 15%
•Gross margin was 34.2% compared with 32.4% in 2023
•Operating expenses decreased $13.9 million, or 3%, compared with 2023
•Net income attributable to Itron, Inc. was $181.0 million compared with net income of $52.5 million in 2023
•GAAP diluted EPS increased by $2.76 to $3.91 in 2024
•Non-GAAP net income attributable to Itron, Inc. was $197.6 million compared with $97.1 million in 2023
•Non-GAAP diluted EPS was $4.27, an increase of $2.15 compared with 2023
•Adjusted EBITDA was $242.2 million compared with $157.2 million in 2023

Stock Repurchase Programs
Effective September 19, 2024, Itron's Board of Directors authorized a share repurchase up to $100 million of our common stock over an 18-month period (the 2024 Stock Repurchase Program). The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. We repurchased no shares under the 2024 Stock Repurchase Program.

In June 2024, we repurchased 971,534 shares under the 2023 Stock Repurchase Program at an average price of $102.93 (excluding commissions) for a total of $100.0 million. This repurchase was completed in conjunction with the issuance of the convertible notes.

Amendment to 2018 credit facility
We entered into our credit facility on January 5, 2018 (the 2018 credit facility). On June 14, 2024, we entered into an eighth amendment of the 2018 credit facility. In contemplation of the issuance of the 2024 convertible notes, this amendment to the Credit Agreement removed the $500 million maximum amount of convertible notes we could offer.

Convertible Notes
On June 21, 2024, we closed the sale of $805 million of convertible notes (the 2024 Notes) in a private placement to qualified institutional buyers, resulting in net proceeds to us of $784 million. The 2024 Notes accrue interest at a rate of 1.375% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2025. The 2024 Notes mature on July 15, 2030, unless earlier repurchased, redeemed, or converted in accordance with their terms. Refer to Item 1: Financial Statements (Unaudited), Note 6: Debt, and Note 13: Shareholders' Equity included in this Quarterly Report on Form 10-Q for additional information.

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

Global Geopolitical and Economic Supply Chain Risk
Global economic impacts, such as pandemics and various ongoing conflicts around the world, may create disruption in customer demand and global supply chains, resulting in market volatility, which our management continues to monitor. In the aftermath of these types of events, global supply chains, including labor, may struggle to keep pace with rapidly changing demand. Temporary imbalance in supply and demand may create business uncertainties that include costs and availability. Efforts continue with suppliers to improve supply resiliency, including the approval of alternate sources. Additionally, inflation in our raw materials and component costs, freight charges, sanctions, tariffs, and labor costs may increase above historical levels due to, among other things, the continuing impacts of an uncertain economic environment. We may or may not be able to fully recover these increased costs through pricing actions with our customers. Currently, we have not identified any significant decrease in long-term customer demand for our products and services. For more information on risks associated with global economic challenges, please see our risk in Part I, Item 1A: Risk Factors in our 2023 Annual Report.

While we have limited direct business exposure in areas with current conflict, such as Ukraine and Israel, military actions globally and any resulting sanctions or tariffs could adversely affect the global economy, as well as further disrupt the supply chain. A major disruption in the global economy and supply chain could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. The extent and duration of the military action, sanctions, tariffs, and resulting market and/or supply disruptions are impossible to predict but could be substantial, and our management continues to monitor these events closely.

Total Company GAAP and Non-GAAP Highlights and Endpoints Under Management:

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands, except margin and per share data	2024	2023	% Change	2024	2023	% Change
GAAP
Revenues
Product revenues	$538,249	$480,355	12%	$1,598,978	$1,361,482	17%
Service revenues	77,213	80,417	(4)%	228,995	234,978	(3)%
Total revenues	615,462	560,772	10%	1,827,973	1,596,460	15%

Gross profit	209,598	187,203	12%	625,437	517,518	21%
Operating expenses	135,665	132,313	3%	424,057	437,921	(3)%
Operating income	73,933	54,890	35%	201,380	79,597	153%
Other income (expense)	8,492	843	907%	13,301	(1,673)	NM
Income tax provision	(3,515)	(15,388)	(77)%	(32,124)	(24,513)	31%
Net income attributable to Itron, Inc.	77,959	40,172	94%	180,998	52,537	245%

Non-GAAP(1)
Non-GAAP operating expenses	$130,628	$128,197	2%	$410,058	$385,833	6%
Non-GAAP operating income	78,970	59,006	34%	215,379	131,685	64%
Non-GAAP net income attributable to Itron, Inc.	84,251	44,892	88%	197,644	97,098	104%
Adjusted EBITDA	88,598	68,461	29%	242,183	157,229	54%

GAAP Margins and Earnings Per Share
Gross margin
Product gross margin	32.6%	30.9%		32.7%	30.1%
Service gross margin	43.9%	48.4%		44.8%	45.8%
Total gross margin	34.1%	33.4%		34.2%	32.4%

Operating margin	12.0%	9.8%		11.0%	5.0%
Net income per common share - Basic	$1.73	$0.88		$3.98	$1.16
Net income per common share - Diluted	$1.70	$0.87		$3.91	$1.15

Non-GAAP Earnings Per Share(1)
Non-GAAP diluted EPS	$1.84	$0.98		$4.27	$2.12
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

A summary of our endpoints under management is as follows:

	As of September 30,
Units in thousands	2024	2023
Endpoints under management	100,999	96,143

Results of Operations

Revenues and Gross Margin

The actual results of and effects of changes in foreign currency exchange rates on revenues and gross profit were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended September 30,
In thousands	2024	2023
Total Company
Revenues	$615,462	$560,772	$998	$53,692	$54,690
Gross profit	209,598	187,203	169	22,226	22,395

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Nine Months Ended September 30,
In thousands	2024	2023
Total Company
Revenues	$1,827,973	$1,596,460	$540	$230,973	$231,513
Gross profit	625,437	517,518	(125)	108,044	107,919

Revenues - Three months ended September 30, 2024 vs. Three months ended September 30, 2023
Total revenues increased $54.7 million, or 10%, in the current 2024 quarter, compared with the same period in 2023. Product revenues increased by $57.9 million, and service revenues decreased $3.2 million. Device Solutions increased by $12.0 million; Networked Solutions increased by $31.7 million; and Outcomes increased by $11.0 million when compared with the same period last year. Changes in exchange rates favorably impacted total revenues by $1.0 million, of which $0.5 million impacted Device Solutions.

Revenues - Nine months ended September 30, 2024 vs. Nine months ended September 30, 2023
Total revenues increased $231.5 million, or 15%, compared with the same period in 2023. Product revenues increased by $237.5 million, and service revenues decreased by $6.0 million. Device Solutions increased by $25.9 million; Networked Solutions increased by $177.6 million; and Outcomes increased by $28.1 million when compared with the same period last year. Changes in exchange rates favorably impacted total revenues by $0.5 million.

Gross Margin - Three months ended September 30, 2024 vs. Three months ended September 30, 2023
Gross margin in the 2024 period was 34.1%, compared with 33.4% in 2023. Product sales gross margin increased to 32.6% for the quarter in 2024, compared with 30.9% in 2023. Gross margin on service revenues decreased to 43.9% in 2024, compared with 48.4% in 2023.

Gross Margin - Nine months ended September 30, 2024 vs. Nine months ended September 30, 2023
Gross margin was 34.2%, compared with 32.4% in 2023. Product sales gross margin increased to 32.7%, compared with 30.1% in 2023, and gross margin on service revenues decreased to 44.8%, compared with 45.8% in 2023.

Refer to Operating Segment Results section below for further detail on total company revenues and gross margin.

Operating Expenses

The actual results of and effects of changes in foreign currency exchange rates on operating expenses were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended September 30,
In thousands	2024	2023
Total Company
Sales, general and administrative	$79,639	$76,576	$236	$2,827	$3,063
Research and development	51,237	51,644	(55)	(352)	(407)
Amortization of intangible assets	4,814	4,663	14	137	151
Restructuring	(723)	(615)	—	(108)	(108)
Loss on sale of business	698	45	2	651	653
Total operating expenses	$135,665	$132,313	$197	$3,155	$3,352

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Nine Months Ended September 30,
In thousands	2024	2023
Total Company
Sales, general and administrative	$254,023	$231,176	$240	$22,607	$22,847
Research and development	156,691	154,769	83	1,839	1,922
Amortization of intangible assets	13,311	14,433	22	(1,144)	(1,122)
Restructuring	(624)	36,868	12	(37,504)	(37,492)
Loss on sale of business	656	675	(5)	(14)	(19)
Total operating expenses	$424,057	$437,921	$352	$(14,216)	$(13,864)

Operating expenses increased $3.4 million for the third quarter of 2024 as compared with the same period in 2023. This was primarily the result of an increase of $3.1 million in sales, general and administrative expenses, primarily driven by increased labor costs.

Operating expenses decreased $13.9 million for the nine months ended September 30, 2024 as compared with the same period in 2023. This was primarily the result of a $37.5 million decrease in restructuring costs and a $1.1 million decrease in amortization of intangible assets. The decrease was partially offset by an increase of $22.8 million in sales, general and administrative expenses and a $1.9 million increase in research and development expenses, both driven by increased labor costs and professional services. For additional details, refer to Item 1: Financial Statements (Unaudited), Note 12: Restructuring included in this Quarterly Report on Form 10-Q.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
In thousands	2024	2023		2024	2023
Interest income	$13,420	$2,642	408%	$22,394	$5,968	275%
Amortization of prepaid debt fees	(1,802)	(941)	91%	(3,669)	(2,761)	33%
Other interest expense	(3,803)	(1,504)	153%	(6,119)	(3,718)	65%
Interest expense	(5,605)	(2,445)	129%	(9,788)	(6,479)	51%
Other income (expense), net	677	646	5%	695	(1,162)	NM
Total other income (expense)	$8,492	$843	NM	$13,301	$(1,673)	NM

Total other income (expense) for the three and nine months ended September 30, 2024 was income of $8.5 million and $13.3 million, compared with net income of $0.8 million and net expense of $1.7 million in the same periods in 2023.

The net other income for the three months ended September 30, 2024, as compared with the same period in 2023, was driven by the $10.8 million increase in interest income primarily due to interest earned from the cash proceeds of the 2024 Notes, offset by an increase in other interest expense driven by a $2.8 million interest accrual for the 2024 Notes recognized during the period.

The net other income for the nine months ended September 30, 2024, as compared with the same period in 2023, was driven by the $16.4 million increase in interest income primarily due to interest earned from the cash proceeds of the 2024 Notes, as well as increased other income driven by a $1.9 million foreign currency loss recognized in the nine months ended September 30, 2023. This increase was offset by an increase in other interest expense driven by a $3.1 million interest accrual for the 2024 Notes recognized in the nine months ended September 30, 2024. Refer to Item 1: Financial Statements (Unaudited), Note 6: Debt, and Note 13: Shareholders' Equity included in this Quarterly Report on Form 10-Q for additional information.

Income Tax Provision

For the three and nine months ended September 30, 2024, our income tax expense was $3.5 million and $32.1 million, compared with income tax expense of $15.4 million and $24.5 million for the same periods in 2023. Our tax rate for the three and nine months ended September 30, 2024 of 4% and 15% differed from the federal statutory rate of 21% due to the impact of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, U.S. taxation of foreign earnings including GILTI (Global Intangible Low-Taxed Income), net of Section 250 deduction, Subpart F income, a benefit related to stock-based compensation, tax credits, state taxes, and uncertain tax positions. During the quarter, approximately $14 million in discrete tax benefits were recorded related to the favorable resolution of a foreign tax audit. Our tax rate for the three and nine months ended September 30, 2023 of 28% and 31%, differed from the federal statutory rate of 21% due to the impact of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, U.S. taxation of foreign earnings including GILTI (Global Intangible Low-Taxed Income), net of Section 250 deduction, Subpart F income, an expense related to stock-based compensation, tax credits, and uncertain tax positions.

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

Operating Segment Results

For a description of our operating segments, refer to Item 1: Financial Statements (Unaudited), Note 15: Segment Information included in this Quarterly Report on Form 10-Q. The following tables and discussion highlight significant changes in trends or components of each operating segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands	2024	2023	% Change		2024	2023	% Change
Segment revenues
Device Solutions	$122,738	$110,769	11%		$368,040	$342,183	8%
Networked Solutions	416,713	384,971	8%		1,236,933	1,059,369	17%
Outcomes	76,011	65,032	17%		223,000	194,908	14%
Total revenues	$615,462	$560,772	10%		$1,827,973	$1,596,460	15%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
In thousands	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment gross profit and margin
Device Solutions	$33,342	27.2%	$26,919	24.3%	$94,637	25.7%	$75,351	22.0%
Networked Solutions	149,648	35.9%	135,203	35.1%	452,830	36.6%	362,852	34.3%
Outcomes	26,608	35.0%	25,081	38.6%	77,970	35.0%	79,315	40.7%
Total gross profit and margin	$209,598	34.1%	$187,203	33.4%	$625,437	34.2%	$517,518	32.4%

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands	2024	2023	% Change		2024	2023	% Change
Segment operating expenses
Device Solutions	$6,857	$9,244	(26)%		$22,724	$29,514	(23)%
Networked Solutions	34,417	32,700	5%		103,477	96,800	7%
Outcomes	15,422	14,801	4%		47,042	43,448	8%
Corporate unallocated	78,969	75,568	5%		250,814	268,159	(6)%
Total operating expenses	$135,665	$132,313	3%		$424,057	$437,921	(3)%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
In thousands	Operating Income	Operating Margin	Operating Income	Operating Margin	Operating Income	Operating Margin	Operating Income	Operating Margin
Segment operating income and operating margin
Device Solutions	$26,485	21.6%	$17,675	16.0%	$71,913	19.5%	$45,837	13.4%
Networked Solutions	115,231	27.7%	102,503	26.6%	349,353	28.2%	266,052	25.1%
Outcomes	11,186	14.7%	10,280	15.8%	30,928	13.9%	35,867	18.4%
Corporate unallocated	(78,969)	NM	(75,568)	NM	(250,814)	NM	(268,159)	NM
Total operating income and operating margin	$73,933	12.0%	$54,890	9.8%	$201,380	11.0%	$79,597	5.0%

Device Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Device Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended September 30,
In thousands	2024	2023
Device Solutions Segment
Revenues	$122,738	$110,769	$544	$11,425	$11,969
Gross profit	33,342	26,919	(90)	6,513	6,423
Operating expenses	6,857	9,244	19	(2,406)	(2,387)

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Nine Months Ended September 30,
In thousands	2024	2023
Device Solutions Segment
Revenues	$368,040	$342,183	$466	$25,391	$25,857
Gross profit	94,637	75,351	(394)	19,680	19,286
Operating expenses	22,724	29,514	19	(6,809)	(6,790)

Revenues - Three months ended September 30, 2024 vs. Three months ended September 30, 2023
Revenues increased $12.0 million, or 11%. Changes in foreign currency exchange rates favorably impacted revenues by $0.5 million. The 2024 increase in revenues was driven primarily by increased smart water and electric product sales.

Revenues - Nine months ended September 30, 2024 vs. Nine months ended September 30, 2023
Revenues increased $25.9 million, or 8%. Changes in foreign currency exchange rates favorably impacted revenues by $0.5 million. The 2024 increase in revenues was driven primarily by increased smart water and electric product sales.

Gross Margin - Three months ended September 30, 2024 vs. Three months ended September 30, 2023
For the three months ended September 30, 2024, gross margin was 27.2%, compared with 24.3% for the same period in 2023. The 290 basis point increase over the prior year was primarily due to improved volume and manufacturing efficiencies.

Gross Margin - Nine months ended September 30, 2024 vs. Nine months ended September 30, 2023
For the nine months ended September 30, 2024, gross margin was 25.7%, compared with 22.0% for the same period in 2023. The 370 basis point increase over the prior year was primarily due to an improved product mix and manufacturing efficiencies.

Operating Expenses - Three months ended September 30, 2024 vs. Three months ended September 30, 2023
Operating expenses decreased $2.4 million, or 26%, compared with 2023. The decrease was primarily due to lower product development costs.

Operating Expenses - Nine months ended September 30, 2024 vs. Nine months ended September 30, 2023
Operating expenses decreased $6.8 million, or 23%, for the first nine months of 2024, compared with the same period in 2023. The decrease was primarily due to lower product development costs.

Networked Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Networked Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended September 30,
In thousands	2024	2023
Networked Solutions Segment
Revenues	$416,713	$384,971	$149	$31,593	$31,742
Gross profit	149,648	135,203	32	14,413	14,445
Operating expenses	34,417	32,700	5	1,712	1,717

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Nine Months Ended September 30,
In thousands	2024	2023
Networked Solutions Segment
Revenues	$1,236,933	$1,059,369	$(375)	$177,939	$177,564
Gross profit	452,830	362,852	(108)	90,086	89,978
Operating expenses	103,477	96,800	—	6,677	6,677

Revenues - Three months ended September 30, 2024 vs. Three months ended September 30, 2023
Revenues increased $31.7 million, or 8%, in 2024 compared with 2023. The increase was primarily from product revenues due to the ramp of new projects and ongoing deployments.

Revenues - Nine months ended September 30, 2024 vs. Nine months ended September 30, 2023
Revenues increased $177.6 million, or 17%, for the first nine months of 2024 compared with the same period in 2023. The increase was primarily from product revenues due to the ramp of new projects and ongoing deployments.

Gross Margin - Three months ended September 30, 2024 vs. Three months ended September 30, 2023
Gross margin was 35.9% for the period ending September 30, 2024, compared with 35.1% in 2023. The 80 basis point increase was primarily related to favorable product volumes and improved operational efficiencies.

Gross Margin - Nine months ended September 30, 2024 vs. Nine months ended September 30, 2023
Gross margin was 36.6% for the 2024 period, compared with 34.3% in 2023. The 230 basis point increase was primarily related to favorable product and solutions volumes and mix as well as improved operational efficiencies.

Operating Expenses - Three months ended September 30, 2024 vs. Three months ended September 30, 2023
Operating expenses increased $1.7 million, or 5%, for the quarter in 2024, compared with the same period in 2023. The increase was primarily related to higher product development costs.

Operating Expenses - Nine months ended September 30, 2024 vs. Nine months ended September 30, 2023
Operating expenses increased $6.7 million, or 7%, for the first nine months of 2024, compared with the same period in 2023. The increase was primarily related to higher product development costs.

Outcomes

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Outcomes segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended September 30,
In thousands	2024	2023
Outcomes Segment
Revenues	$76,011	$65,032	$306	$10,673	$10,979
Gross profit	26,608	25,081	227	1,300	1,527
Operating expenses	15,422	14,801	4	617	621

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Nine Months Ended September 30,
In thousands	2024	2023
Outcomes Segment
Revenues	$223,000	$194,908	$450	$27,642	$28,092
Gross profit	77,970	79,315	377	(1,722)	(1,345)
Operating expenses	47,042	43,448	12	3,582	3,594

Revenues - Three months ended September 30, 2024 vs. Three months ended September 30, 2023
For the 2024 period, revenues increased $11.0 million, or 17%, compared with the 2023 period. This increase was driven by professional services and software.

Revenues - Nine months ended September 30, 2024 vs. Nine months ended September 30, 2023
Revenues increased $28.1 million, or 14%, for the first nine months of 2024, compared with 2023. This increase was driven by services and the Elpis squared acquisition. This revenue growth was partially offset by a decrease in software.

Gross Margin - Three months ended September 30, 2024 vs. Three months ended September 30, 2023
Gross margin decreased to 35.0% for the third quarter of 2024, compared with 38.6% for the same period last year. The 360 basis point decrease was driven primarily by increased services costs.

Gross Margin - Nine months ended September 30, 2024 vs. Nine months ended September 30, 2023
Gross margin decreased to 35.0% for the period ending in 2024, compared with 40.7% for last year. The 570 basis point decrease was driven by increased services cost and product mix in the current period.

Operating Expenses - Three months ended September 30, 2024 vs. Three months ended September 30, 2023
Operating expenses for the 2024 period increased $0.6 million, or 4%, compared with the same period last year. This was primarily related to increased product development investment.

Operating Expenses - Nine months ended September 30, 2024 vs. Nine months ended September 30, 2023
Operating expenses for the first nine months of 2024 increased $3.6 million, or 8%, compared with the same period last year. This was primarily related to increased product development investment.

Corporate Unallocated

Corporate Unallocated Expenses - Three months ended September 30, 2024 vs. Three months ended September 30, 2023
Operating expenses not directly associated with an operating segment are classified as Corporate unallocated. These expenses increased $3.4 million, or 5%, for the three months ended September 30, 2024 compared with the same period in 2023. This increase was primarily the result of $2.8 million increase in sales, general and administrative expenses, driven by increased labor costs.

Corporate Unallocated Expenses - Nine months ended September 30, 2024 vs. Nine months ended September 30, 2023
For the first nine months of 2024, Corporate unallocated expenses decreased $17.3 million, or 6%, compared with the 2023 period. This was primarily the result of a $37.5 million decrease in restructuring costs, as well as a $1.1 million decrease in amortization of intangible assets. The decreases were offset by a $21.2 million increase in sales, general and administrative expenses, primarily driven by increased labor costs and professional services.

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

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
In millions
September 30, 2024	$487	$3,970	$1,716
June 30, 2024	447	4,093	1,809
March 31, 2024	361	4,272	1,927
December 31, 2023	839	4,511	2,032
September 30, 2023	413	4,241	2,022

Financial Condition

Cash Flow Information

	Nine Months Ended September 30,
In thousands	2024	2023
Net cash provided by operating activities	$158,326	$77,076
Net cash used in investing activities	(54,387)	(19,003)
Net cash provided by (used in) financing activities	576,085	(2,639)
Effect of foreign exchange rate changes on cash and cash equivalents	434	(2,670)
Increase in cash and cash equivalents	$680,458	$52,764

Cash and cash equivalents were $982.5 million at September 30, 2024, compared with $302.0 million at December 31, 2023. The $680.5 million increase in cash and cash equivalents in the 2024 period was primarily the net proceeds provided by the convertible notes issuance and cash provided by operations as a result of higher earnings, partially offset by cash used in investing activities for the acquisition of Elpis Squared.

Operating activities
Cash provided by operating activities during the nine months in 2024 was $158.3 million compared with $77.1 million during the same period in 2023. The increase was primarily due to increased earnings and working capital conversion, partially offset by higher restructuring payments in 2024.

Investing activities
During the nine months ended September 30, 2024, net cash used in investing activities was $54.4 million compared with $19.0 million in 2023, resulting in a change of $35.4 million. The increase in cash used was primarily the result of the acquisition of Elpis Squared for $34.1 million in 2024 and increase of $2.6 million in property, plant, and equipment purchased in 2024 compared with the same period in 2023.

Financing activities
Net cash provided by financing activities during the nine months in 2024 was $576.1 million, compared with net cash used of $2.6 million for the same period in 2023. The change is due primarily to the issuance of convertible notes, net of total debt issuance cost, totaling $784 million, partially offset by the purchase of the capped call for the convertible offering of $109.0 million and common stock repurchase of $100.0 million.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations at September 30, 2024 was an increase of $0.4 million, compared with a decrease of $2.7 million for the same period in 2023. Our foreign currency exposure relates to non-U.S. dollar denominated balances in our international subsidiary operations.

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

	Nine Months Ended September 30,
In thousands	2024	2023
Net cash provided by operating activities	$158,326	$77,076
Acquisitions of property, plant, and equipment	(20,878)	(18,304)
Free cash flow	$137,448	$58,772

Free cash flow fluctuated primarily as a result of changes in cash provided by increased earnings. See the cash flow discussion of operating activities above.

Off-balance sheet arrangements

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at September 30, 2024 and December 31, 2023 that we believe could reasonably likely have a current or future effect on our financial condition, results of operations, or cash flows.

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

Borrowings
We originally entered into our credit facility on January 5, 2018 (together with the subsequent eight amendments, the 2018 credit facility). The 2018 credit facility provides a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million standby letter of credit sub-facility and a $50 million swingline sub-facility. At September 30, 2024, no amount was outstanding under the 2018 credit facility, and $46.8 million was utilized by outstanding standby letters of credit, resulting in $453.2 million available for borrowing or standby letters of credit under the revolver. At September 30, 2024, $253.2 million was available for additional standby letters of credit under the letter of credit sub-facility, and no amounts were outstanding under the swingline sub-facility. Amounts borrowed under the revolver may be repaid and reborrowed until the revolver's maturity on October 18, 2026, at which time all outstanding loans together with all accrued and unpaid interest must be repaid. However, that date may be advanced to December 14, 2025 if Itron does not settle or extend a sufficient portion of the outstanding 2021 convertible notes, as detailed in the seventh amendment.

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

Restructuring
On October 29, 2021, our Board of Directors approved a restructuring plan (the 2021 Projects), which in conjunction with the announcement of the sale of certain Gas product lines from our Device Solutions manufacturing and business operations in Europe and North America to Dresser Utility Solutions, includes activities to drive reductions in certain locations and functional support areas. These projects are expected to be substantially complete by the end of 2024, with an estimated $15.9 million in cash payments remaining as of September 30, 2024 with cash outflows expected through 2026.

On February 23, 2023, our Board of Directors approved a restructuring plan (the 2023 Projects). The 2023 Projects include activities that continue Itron's efforts to optimize its global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects are expected to be substantially complete by early 2025, with an estimated $36.6 million in cash payments remaining as of September 30, 2024 with cash outflows expected through 2027.

For the nine months ended September 30, 2024, we paid out $20.1 million related to all our restructuring projects. As of September 30, 2024, $52.5 million was accrued for these restructuring projects, of which $25.2 million is expected to be paid within the next 12 months.

For further details regarding our restructuring activities, refer to Item 1: Financial Statements (Unaudited), Note 12: Restructuring included in this Quarterly Report on Form 10-Q.

Stock Repurchase Programs
Effective September 19, 2024, Itron's Board of Directors authorized a share repurchase up to $100 million of our common stock over an 18-month period (the 2024 Stock Repurchase Program). The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. We repurchased no shares under the 2024 Stock Repurchase Program.

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

Other Liquidity Considerations
We have tax credits and net operating loss carryforwards in various jurisdictions that are available to reduce cash taxes. However, utilization of tax credits and net operating losses are limited in certain jurisdictions. Based on current projections, we expect to pay, net of refunds, approximately $43 million in U.S federal taxes, $11 million in state taxes, and $26 million in local and foreign taxes during 2024. For a discussion of our tax provision and unrecognized tax benefits, see Item 1: Financial Statements (Unaudited), Note 10: Income Taxes included in this Quarterly Report on Form 10-Q.

As of September 30, 2024, we are under examination by certain tax authorities. As a result of the favorable resolution of a foreign tax audit, a reduction in uncertain tax positions of approximately $14 million was recorded this quarter. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

As of September 30, 2024, there was $50.4 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. As a result of recent changes in U.S. tax legislation, any repatriation in the future would not result in U.S. federal income tax. Accordingly, there is no provision for U.S. deferred taxes on this cash. If this cash were repatriated to fund U.S. operations, additional withholding tax costs may be incurred. Tax is only one of the many factors that we consider in the management of global cash. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

In certain of our consolidated international subsidiaries, we have joint venture partners who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc., we consolidate them because we have a greater than 50% ownership interest and/or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. At September 30, 2024, $4.0 million of our consolidated cash balance was held in our joint venture entities. As a result, the minority shareholders of these entities have rights to their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from these entities.

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

We use these non-GAAP financial measures for financial and operational decision making and/or as a means for determining executive compensation. Management believes that these non-GAAP financial measures provide meaningful supplemental information regarding our performance and ability to service debt by excluding certain expenses that may not be indicative of our recurring core operating results. These non-GAAP financial measures facilitate management's internal comparisons to our historical performance, as well as comparisons to our competitors' operating results. Our executive compensation plans exclude non-cash charges related to amortization of intangibles and certain discrete cash and non-cash charges, such as restructuring, loss on sale of business, strategic initiative expenses, or acquisition and integration related expenses. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. We believe these non-GAAP financial measures are useful to investors because they provide greater transparency with respect to key metrics used by management in its financial and operational decision making and because they are used by our institutional investors and the analyst community to analyze the health of our business.

Non-GAAP operating expenses and non-GAAP operating income – We define non-GAAP operating expenses as operating expenses excluding certain expenses related to the amortization of intangible assets, restructuring, loss on sale of business, strategic initiative expenses, and acquisition and integration related expenses. We define non-GAAP operating income as operating income excluding the expenses related to the amortization of intangible assets, restructuring, loss on sale of business, strategic initiative expenses, and acquisition and integration related expenses. Acquisition and integration related expenses include costs, which are incurred to affect and integrate business combinations, such as professional fees, certain employee retention and salaries related to integration, severances, contract terminations, travel costs related to knowledge transfer, system conversion costs, and asset impairment charges. We consider these non-GAAP financial measures to be useful metrics for management and investors because they exclude the effect of expenses that are not related to our core operating results. By excluding these expenses, we believe that it is easier for management and investors to compare our financial results over multiple periods and analyze trends in our operations. For example, in certain periods, expenses related to amortization of intangible assets may decrease, which would improve GAAP operating margins, yet the improvement in GAAP operating margins due to this lower expense is not necessarily reflective of an improvement in our core business. There are some limitations related to the use of non-GAAP operating expenses and non-GAAP operating income versus operating expenses and operating income calculated in accordance with GAAP. We compensate for these limitations by providing specific information about the GAAP amounts excluded from non-GAAP operating expense and non-GAAP operating income and evaluating non-GAAP operating expense and non-GAAP operating income together with GAAP operating expense and operating income.

Non-GAAP net income and non-GAAP diluted EPS – We define non-GAAP net income as net income attributable to Itron, Inc. excluding the expenses associated with amortization of intangible assets, amortization of debt placement fees, restructuring, loss on sale of business, strategic initiative expenses, acquisition and integration related expenses, and the tax effect of excluding these expenses. We define non-GAAP diluted EPS as non-GAAP net income divided by diluted weighted-average shares outstanding during the period calculated on a GAAP basis and then reduced to reflect any anti-dilutive impact of the convertible notes hedge transactions. We consider these financial measures to be useful metrics for management and investors for the same reasons that we use non-GAAP operating income. The same limitations described above regarding our use of non-GAAP operating income apply to our use of non-GAAP net income and non-GAAP diluted EPS. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from these non-GAAP measures and evaluating non-GAAP net income and non-GAAP diluted EPS together with GAAP net income attributable to Itron, Inc. and GAAP diluted EPS.

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

Adjusted EBITDA – We define adjusted EBITDA as net income (a) minus interest income, (b) plus interest expense, depreciation and amortization, restructuring, loss on sale of business, strategic initiative expenses, acquisition and integration related expenses, and (c) excluding income tax provision or benefit. Management uses adjusted EBITDA as a performance measure for executive compensation. A limitation to using adjusted EBITDA is that it does not represent the total increase or decrease in the cash balance for the period and the measure includes some non-cash items and excludes other non-cash items. Additionally, the items that we exclude in our calculation of adjusted EBITDA may differ from the items that our peer companies exclude when they report their results. We compensate for these limitations by providing a reconciliation of this measure to GAAP net income.

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

TOTAL COMPANY RECONCILIATIONS	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2024	2023	2024	2023
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$135,665	$132,313	$424,057	$437,921
Amortization of intangible assets	(4,814)	(4,663)	(13,311)	(14,433)
Restructuring	723	615	624	(36,868)
Loss on sale of business	(698)	(45)	(656)	(675)
Strategic initiative	—	5	—	5
Acquisition and integration	(248)	(28)	(656)	(117)
Non-GAAP operating expenses	$130,628	$128,197	$410,058	$385,833

NON-GAAP OPERATING INCOME
GAAP operating income	$73,933	$54,890	$201,380	$79,597
Amortization of intangible assets	4,814	4,663	13,311	14,433
Restructuring	(723)	(615)	(624)	36,868
Loss on sale of business	698	45	656	675
Strategic initiative	—	(5)	—	(5)
Acquisition and integration	248	28	656	117
Non-GAAP operating income	$78,970	$59,006	$215,379	$131,685

NON-GAAP NET INCOME & DILUTED EPS
GAAP net income attributable to Itron, Inc.	$77,959	$40,172	$180,998	$52,537
Amortization of intangible assets	4,814	4,663	13,311	14,433
Amortization of debt placement fees	1,759	897	3,538	2,629
Restructuring	(723)	(615)	(624)	36,868
Loss on sale of business	698	45	656	675
Strategic initiative	—	(5)	—	(5)
Acquisition and integration	248	28	656	117
Income tax effect of non-GAAP adjustments	(504)	(293)	(891)	(10,156)
Non-GAAP net income attributable to Itron, Inc.	$84,251	$44,892	$197,644	$97,098

Non-GAAP diluted EPS	$1.84	$0.98	$4.27	$2.12

Non-GAAP weighted average common shares outstanding - Diluted	45,839	45,950	46,239	45,768

TOTAL COMPANY RECONCILIATIONS	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2024	2023	2024	2023
ADJUSTED EBITDA
GAAP net income attributable to Itron, Inc.	$77,959	$40,172	$180,998	$52,537
Interest income	(13,420)	(2,642)	(22,394)	(5,968)
Interest expense	5,605	2,445	9,788	6,479
Income tax provision	3,515	15,388	32,124	24,513
Depreciation and amortization	14,716	13,645	40,979	42,013
Restructuring	(723)	(615)	(624)	36,868
Loss on sale of business	698	45	656	675
Strategic initiative	—	(5)	—	(5)
Acquisition and integration	248	28	656	117
Adjusted EBITDA	$88,598	$68,461	$242,183	$157,229

FREE CASH FLOW
Net cash provided by operating activities	$65,301	$34,087	$158,326	$77,076
Acquisitions of property, plant, and equipment	(6,623)	(5,806)	(20,878)	(18,304)
Free Cash Flow	$58,678	$28,281	$137,448	$58,772

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

Interest Rate Risk
We may be exposed to interest rate risk through our variable rate debt instruments, namely the multicurrency revolving line of credit. At September 30, 2024, we had no outstanding variable rate debt.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future if we were to have variable rate debt outstanding.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. Revenues denominated in functional currencies other than the U.S. dollar were 22% and 23% of total revenues for the three and nine months ended September 30, 2024 compared with 22% and 24% for the same respective periods in 2023. These transactions expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro.

We are also exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of September 30, 2024, a total of 35 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar, and various other currencies, with notional amounts ranging from $112,600 to $40.6 million.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:    Controls and Procedures

Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2024, the Company's disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal controls over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable.
(b)Not applicable.
(c)Issuer Repurchase of Equity Securities.

Period	Total Number of Shares Purchased (1) (3)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
In thousands
July 1, 2024 through July 31, 2024	—	$—	—	$—
August 1, 2024 through August 31, 2024	—	—	—	—
September 1, 2024 through September 30, 2024	—	—	—	100,000
Total	—		—

(1)Effective September 19, 2024, Itron's Board of Directors authorized a share repurchase program of up to $100 million of Itron's common stock over an 18-month period.
(2)Excludes commissions.
(3)Shares purchased may include shares transferred to us by certain employees who vested in restricted stock units and used shares to pay all, or a portion of, the related taxes.

Item 5:    Other Information
(a)No information was required to be disclosed in a report on Form 8-K during the third quarter of 2024 that was not reported.
(b)Not applicable.
(c)Insider Trading Arrangements - None.

Item 6:    Exhibits

Exhibit Number	Description of Exhibits
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Itron, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITRON, INC.

October 31, 2024	By:	/s/ JOAN S. HOOPER
Date		Joan S. Hooper
Senior Vice President and Chief Financial Officer