Form 10-K
period 2024-12-31
ITRON, INC.
filed 2025-02-25
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
As of June 28, 2024 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the NASDAQ Global Select Market) was $4,400,399,793.
As of February 18, 2025, there were outstanding 45,179,771 shares of the registrant's common stock, no par value, which is the only class of common stock of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 8, 2025.

Itron, Inc.

In this Annual Report on Form 10-K, the terms "we", "us", "our", "Itron", and the "Company" refer to Itron, Inc.
Certain Forward-Looking Statements
This report contains, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical factors nor assurances of future performance. These statements are based on our expectations about, among others, revenues, operations, financial performance, earnings, liquidity, earnings per share, cash flows and restructuring activities including headcount reductions and other cost savings initiatives. This document reflects our current strategy, plans and expectations and is based on information currently available as of the date of this Annual Report on Form 10-K. When we use words such as "expect", "intend", "anticipate", "believe", "plan", "goal", "seek", "project", "estimate", "future", "strategy", "objective", "may", "likely", "should", "will", "will continue", and similar expressions, including related to future periods, they are intended to identify forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. Although we believe the estimates and assumptions upon which these forward-looking statements are based are reasonable, any of these estimates or assumptions could prove to be inaccurate and the forward-looking statements based on these estimates and assumptions could be incorrect. Our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a variety of factors. Therefore, you should not rely on any of these forward-looking statements. Some of the factors that we believe could affect our results include our ability to execute on our restructuring plans, our ability to achieve estimated cost savings, the rate and timing of customer demand for our products, rescheduling of current customer orders, changes in estimated liabilities for product warranties, adverse impacts of litigation, changes in laws, regulations, tariffs, sanctions, trade policies and retaliatory responses, our dependence on new product development and intellectual property, future acquisitions, changes in estimates for stock-based and bonus compensation, increasing volatility in foreign exchange rates, international business risks, uncertainties caused by adverse economic conditions, including without limitation those resulting from extraordinary events or circumstances and other factors that are more fully described in Part I, Item 1A: Risk Factors included in this Annual Report and other reports on file with the Securities and Exchange Commission. We undertake no obligation to update or revise any forward-looking statement, whether written or oral.
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

General

Itron is a global leader in grid edge intelligence, energy and water management, smart city applications, Industrial Internet of Things (IIoT) and critical infrastructure and related services. For utilities and cities, we build innovative systems, improve operating efficiencies, expand resiliency, enhance safety, and increase resourcefulness by helping our customers make the most of the energy and water they manage. By safeguarding invaluable natural resources, we seek to improve the quality of life for people around the world.

Itron provides an integrated, intelligent portfolio of endpoints (such as sensors, switches, and meters) that collect data, control devices, and take action in the field. Our communication networks harvest that data and deliver it where it's needed; and software and services turn that data into insights for analysis and action. With Itron, our customers achieve more efficient operations, ensure system resilience, better engage consumers, keep pace with demand, and enhance profitability.

We have nearly 50 years of experience supporting utilities and cities in the management of their data and critical infrastructure needs. Incorporated in 1977 with an initial focus on meter reading services and technology, we entered the electricity meter manufacturing business with the acquisition of Schlumberger Electricity Metering in 2004. In 2007, we expanded our presence in global meter manufacturing and systems with the acquisition of Actaris Metering Systems SA. In 2017, we completed our acquisition of Comverge, which enabled us to offer integrated cloud-based demand response, energy efficiency, and customer engagement solutions. In 2018, we strengthened our ability to deliver a broader set of solutions and increased our pace of growth and innovation in the utility, smart city, and broader IIoT markets with the acquisition of Silver Spring Networks, Inc.

Through acquisitions, organic growth, and our focus on innovation, Itron is a leading provider of technology to support better decision making, visibility, and control at the grid edge. By digitizing and automating infrastructure, Itron helps utilities and cities operate more efficiently, increase grid resilience and reliability, integrate distributed energy resources, and provide responsible energy and water management.

We will continue to innovate and support open standards and interoperability with a flexible technology platform that enables our customers to meet their needs directly or via our ecosystem of partners. We support a worldwide network of connected devices and sensors, and we will continue to develop more applications, new opportunities, and value-added outcomes for our customers in the future.

The following is a discussion of our solutions, markets, and operating segments. Refer to Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8: Financial Statements and Supplementary Data for specific segment results.
Our Business

Protecting our world's energy and water is essential. Balancing supply with growing and changing demand, aging infrastructure, increasing consumer expectations, physical security, cybersecurity of assets, extreme weather, sustainability, and resource efficiency are all challenging our customers' ability to transition to a cleaner energy and water economy - while continuing to deliver safe, reliable, and affordable service.

At Itron, we are committed to creating a more resourceful world—one where energy, water, and city resources are managed more safely, securely, and reliably, to help improve day-to-day life and promote the well-being of people around the world. We facilitate new ways for cities and utilities to work together so they can use data captured by intelligent endpoints, sensors, and systems to cost-effectively leverage their infrastructure to deliver multiple services and applications on a reliable, intelligent platform.

Itron helps our customers adapt to a rapidly changing world and to address a number of macro trends, including:
•Infrastructure – such as aging utility infrastructure, grid complexity, grid security, safety, asset monitoring and management, and incorporating the proliferation of distributed energy resources, such as electric vehicles, renewable energy, and storage, into the grid
•Environmental – such as extreme weather, resource scarcity, and societal demand for greater sustainability and decarbonization of energy and power
•Social – such as enhanced customer experience, critical-need consumers, privacy, urbanization, population increase, and the management of data and incorporating IIoT technology into their existing operations

Our solutions include smart networks, software, services, devices, sensors, and data analytics operating upon a technology platform that allows our customers to address the changing macro trends listed above, as well as the pressing industry challenges to better manage and control assets, intelligently benchmark, secure revenue, lower operational costs, improve customer service, develop new business models and revenue streams, improve safety, and enable efficient, sustainable management of valuable resources. We use de-identified data to enhance our solutions, services, and products. By analyzing aggregated, anonymized data, we gain valuable insights that drive innovation and improve customer experiences while protecting the privacy and confidentiality of customers and consumers. Our comprehensive solutions and data analytics also help our customers address operational issues including increasing demand on resources, non-technical loss, leak detection, environmental and regulatory compliance, integrating renewable and distributed energy sources, and improving operational reliability.

Our solutions include technology, software, and services delivered as part of a standalone, one-time purchase or an end-to-end solution over multiple years. The portfolio includes hardware products used for:
•measurement, control, or sensing of electricity, gas, water, and other infrastructure assets
•a combination of endpoints and network infrastructure with embedded intelligence that is designed and sold as a complete solution to acquire and transport application-specific data
•distribution automation - intelligent communication for the modern grid allowing secure, low and medium-voltage distribution-system automation and control

•distributed energy resource management (DERMs) to connect, analyze, and optimize distributed energy resources such as rooftop solar installations and electric vehicles, water operations and management, gas operations and safety applications
•value-added services, software, and products that organize, analyze, and interpret data to gain insights, make decisions, and inform actions

We also offer managed services, Software-as-a-Service (SaaS), Network-as-a-Service (NaaS), technical support services, licensed hardware technology, and consulting services.

Industry Drivers
Utilities and municipalities are experiencing rapid change related to demand, affordability, reliability, and sustainability, which is impacting how they operate critical infrastructure, manage scarce resources, address impacts of climate disruption, and interact with their customers. Efficiently managing resources within energy, water, and cities is a global priority, as increasing populations and resource consumption, along with extreme weather events, grid complexity from distributed energy resources, and energy requirements driven by data centers and growth in Artificial Intelligence (AI), increase the stress on aging infrastructure. The growing demand for energy, water, and municipal services coupled with the proliferation of renewable energy sources, smart communicating devices, sensors, and multiple data-producing technologies, as well as the growing need to manage distributed energy resources, is causing providers to rethink how they operate and service their cities. This evolution comes at a time when utilities and municipalities are challenged by cost constraints, regulatory requirements, environmental concerns, safety, and resource scarcity.

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

Device Solutions – This segment primarily includes hardware products used for measurement, control, or sensing that can have communications capability embedded for use with our broader Itron systems, i.e., hardware-based products that may be part of a complete end-to-end solution. Examples from the Device Solutions portfolio include: standard endpoints that are shipped without Itron communications, such as our standard electricity, gas, and water meters for a variety of global markets and adhering to regulations and standards within those markets, as well as our heat and allocation products; communicating meters that may be sold as part of an Itron end-to-end solution and designed to meet market requirements; and the implementation and installation of communicating and non-communicating devices.

Networked Solutions – This segment primarily includes a combination of communicating devices (e.g., smart meters, modules, endpoints, and sensors), network infrastructure, network design services, and associated head-end management and application software designed and sold as a complete solution for acquiring and transporting robust application-specific data. Networked Solutions includes products and software for the implementation, installation, and management of communicating devices and data networks. The Industrial Internet of Things (IIoT) solutions supported by this segment include automated meter reading (AMR); advanced metering infrastructure (AMI) for electricity, water, and gas; distributed energy resource management (DERMs); grid edge devices; distribution automation communications; smart street lighting; smart city sensors and applications; and leak detection and applications for both gas and water systems. Our IIoT platform allows utility and smart city applications to be run and managed on a flexible multi-purpose network.

Outcomes – This segment primarily includes our value-added, enhanced software and services in which we enable grid edge intelligence and manage, organize, analyze, and interpret raw, anonymized data using artificial intelligence, machine learning, statistical modeling, and other analytics. This allows us to help utilities improve decision making, maximize operational profitability, engage consumers, enhance resource efficiency, improve grid resiliency and reliability, and deliver value for utilities and smart cities. Outcomes supports high-value use cases, such as data management, grid operations, distributed intelligence, AMI operations, gas distribution and safety, water operations management, revenue assurance, DERMs, energy forecasting, consumer engagement, smart payment, and fleet energy resource management. Utilities leverage these outcomes to unlock the capabilities of their networks and devices, improve the productivity of their workforce, increase the reliability of their operations, manage and optimize the proliferation of distributed energy resources (DERs), address grid complexity, and enhance the customer experience. Revenue from these offerings are primarily recurring in nature and would include any direct management of Device Solutions, Networked Solutions, and other third-parties' products on behalf of our end customers.

Bookings and Backlog of Orders
Bookings for a reported period represent customer contracts and purchase orders received during the period for hardware, software, and services that have met certain conditions, such as regulatory and/or contractual approval. Total backlog represents committed but undelivered products and services for contracts and purchase orders at period-end. Twelve-month backlog represents the portion of total backlog that reflects our understanding of customer's desired deployment over the next 12 months. The actual revenue recognized and timing of revenue earned from backlog will vary based on actual currency rates at the time of shipment, availability of critical supply components, and adjusted customer project timing. Backlog is not a complete measure of our future revenues as we also receive book-and-ship orders and frame contracts. Bookings and backlog vary from period to period primarily due to the timing of large project awards. In addition, annual or multi-year contracts are subject to rescheduling due to the long-term nature of the contracts. Certain of our customers have the right to cancel contracts, but we do not have a history of any significant cancellations. Beginning total backlog, plus bookings, minus revenues, will not equal ending total backlog due to miscellaneous contract adjustments, foreign currency fluctuations, and other factors. Total bookings and backlog include certain contracts with a termination for convenience clause, which will not agree to the total transaction price allocated to the remaining performance obligations disclosed in Part II, Item 8: Financial Statements and Supplementary Data, Note 17: Revenues.

	Total Bookings	Total Backlog	12-Month Backlog
In millions
December 31, 2024	$2,698	$4,734	$1,767
December 31, 2023	2,155	4,511	2,032
December 31, 2022	2,505	4,523	2,052

Sales and Distribution
We use a combination of direct and indirect sales channels to serve our customers. A direct sales force is utilized for larger utility customers, with which we have long-established relationships. This direct sales force is focused on solution selling, solving problems and business challenges, and delivering valuable outcomes to our utility and smart city customers. For smaller utilities and most municipalities, we often use an indirect sales channel that extends the reach of Itron's solutions by providing trusted partners with the right tools, training, and technology to grow their business, deliver results, and help these customers better manage energy and water. These channels consist of distributors, agents, partners, and meter manufacturer representatives.
No single customer represented more than 10% of total revenues for the years ended December 31, 2024, 2023, and 2022. Our 10 largest customers in each of the years ended December 31, 2024, 2023, and 2022, accounted for approximately 33%, 36%, and 32% of total revenues.
Manufacturing
Our products require a wide variety of components and materials, which are subject to price, tax/tariff, and supply fluctuations. We enter into standard contracts in the ordinary course of business, which can include purchase orders for specific quantities based on market prices, as well as open-ended agreements that provide for estimated quantities over an extended shipment period, typically up to one year at an established unit cost. Although we have multiple sources of supply for many of our material requirements, certain components and raw materials are supplied by limited or sole-source vendors, and our ability to procure under certain contracts depends on the availability of these materials. Refer to Item 1A: Risk Factors for further discussion related to manufacturing and supply risks.

Our manufacturing facilities are located throughout the world, an overview of which is presented in Item 2: Properties. While we manufacture and assemble a portion of our products, we outsource the manufacturing of some products and sub-assemblies to various manufacturing partners and strive to create an efficient, resilient, and cost-effective structure. This approach allows us to reduce the costs related to our manufacturing overhead and inventory, provides geographic diversity, and allows us to adjust more quickly to changing customer demand. Our manufacturing partners produce our sub-assemblies and products, using design specifications, quality assurance programs, and standards that we establish, and procure components and assemble our products based on demand forecasts. The forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions, as adjusted for overall market conditions.
Partners
In connection with delivering solutions and systems to our customers, we frequently partner with third-party partners to provide hardware, software, or services, e.g., meter installation and communication network equipment and infrastructure. Due to the interoperable, open-standards based nature of our platform, we have also cultivated a highly diverse and growing ecosystem of partners and third-party developers who can create complementary solutions for our customers that run on the same network and within the same platform framework.

Our ability to perform on our contractual obligations with our customers is dependent on these partners meeting their obligations to us. Refer to Item 1A: Risk Factors for further discussion related to third-party vendors and strategic partners.
Research and Development
Our research and development is focused on both expanding existing technology and developing innovative new technology for critical infrastructure in electricity, natural gas, water, heat, smart city, and DERMs verticals. This includes endpoints, sensing and control devices, data collection software, communication technologies, data warehousing, software applications, and the IIoT. We invested approximately $215 million, $209 million, and $185 million in research and development in 2024, 2023, and 2022, which represented 9% of total revenues for 2024 and 10% of total revenues for 2023 and 2022. Refer to Item 1A: Risk Factors for further discussion related to costs of developing competitive products and services.

Human Capital
As of December 31, 2024, we had 5,788 people in our workforce, including 5,040 permanent employees. We have not experienced significant employee work stoppages and our employee relations are deemed to be good.

We are an equal opportunity employer, and we promote a culture of inclusion and diversity. We foster this culture through a variety of voluntary programs available to our employees. We offer wages and a range of company-paid benefits we believe are competitive with other companies in our industry and in the markets we serve.

The table below provides the breakdown of our employees by region and self-identified gender:

	As of December 31, 2024
Region	Male	Female	Other	Total Number of Employees	Percentage of Total Employees
Americas	1,822	835	—	2,657	53%
Europe, Middle East and Africa	848	487	3	1,338	27%
Asia Pacific & Other	791	252	2	1,045	20%
Total (1)	3,461	1,574	5	5,040
(1) These numbers do not include contingent workers (748 as of December 31, 2024).

Competition
We enable utilities and cities to safely, securely, and reliably deliver critical infrastructure services to communities around the world. Our portfolio of smart networks, software, services, meters, and sensors help our customers better manage energy, water, and city infrastructure resources for the people they serve. Consequently, we operate within a large and complex competitive landscape, and our competitors range from small companies to large global entities. Some of our competitors have diversified product portfolios and participate in multiple geographic markets, while others focus on specific regional markets and/or certain types of products, including some low-cost suppliers of devices based in Asia. Our primary competitors include LM Ericsson Telephone Company, Landis+Gyr, Advanced Energy Industries, and Xylem, Inc.

We believe that our competitive advantage is based on our in-depth knowledge of the industries we serve, our capacity to innovate, and our ability to provide complete end-to-end integrated solutions at scale. We also differentiate ourselves with an intelligent IIoT platform that is solution, device, and transport agnostic—a platform that can be backwards compatible, able to run a multitude of applications and solutions, is highly secure, is fully integrated into our portfolio, is highly interoperable, captures relays, and leverages high-resolution data for near real-time decision making. The platform involves an ever-growing, diverse ecosystem of partners and third-party developers who can create and deploy specific point solutions creating greater value for our customers.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below are the names, ages, and titles of our executive officers as of February 25, 2025.

Name	Age	Position
Thomas L. Deitrich	58	President and Chief Executive Officer
Joan S. Hooper	67	Senior Vice President and Chief Financial Officer
Laurie A. Hahn	57	Senior Vice President, Human Resources
Justin K. Patrick	52	Senior Vice President, Device Solutions
John F. Marcolini	52	Senior Vice President, Networked Solutions
Donald L. Reeves	57	Senior Vice President, Outcomes
Christopher E. Ware	56	Senior Vice President, General Counsel and Corporate Secretary
David M. Wright	55	Vice President, Corporate Controller and Chief Accounting Officer

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

David M. Wright is Vice President, Corporate Controller and Chief Accounting Officer. He was appointed as Chief Accounting Officer in September 2024, and he is responsible for the company's global accounting. Mr. Wright rejoined the Company in September 2018 and has served as Vice President and Corporate Controller beginning in May 2019. He began his career in Deloitte's external audit practice, from 1997 to 2008. He originally joined Itron in October 2008 as Assistant Controller for Technical Accounting followed by roles of increasing responsibility. He served as VP - Accounting, Tax, and External Reporting at Red Lion Hotels Corporation from December 2015 to February 2018 and was interim CFO from April 2016 to April 2017. Mr. Wright is a Certified Public Accountant licensed in the State of Washington.

Item 1A: Risk Factors

The risks described below could materially and adversely affect our business, results of operations, cash flows, and financial condition. These risk factors do not identify all risks that we face; we could also be affected by other risks that are not presently known to us or that we currently consider to be immaterial. These factors should be carefully reviewed in conjunction with Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations. Many factors affect more than one category, and the factors are not in order of significance or probability of occurrence because they have been grouped by categories.

Business and Industry Risks

Our primary customers are within the utility industry, which has exhibited lengthy sales cycles and irregular capital spending patterns, each of which could cause our operating results to fluctuate significantly.

We derive the majority of our revenues from sales of products and services to utilities. Purchases of our products may be deferred as a result of many factors, including economic downturns, slowdowns in new residential and commercial construction, customers' access to capital, the timing and availability of government subsidies or other incentives, utility specific financial circumstances, mergers and acquisitions, governmental and regulatory decisions, weather conditions, climate disruption, and fluctuating interest rates. We have experienced, and may in the future experience, variability in operating results on an annual and a quarterly basis as a result of these factors.

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

Sales cycles for smart metering solutions are generally long and unpredictable due to several factors, including budgeting, purchasing, and regulatory approval processes that can take several years to complete. Our utility customers typically issue requests for quotes and proposals, establish evaluation processes, review different technical options with vendors, analyze performance and cost/benefit justifications, and perform a regulatory review, in addition to applying the normal budget approval process. Today, governments around the world are implementing new laws and regulations to promote increased energy efficiency, slow or reverse growth in the consumption of scarce resources, reduce carbon dioxide emissions, and protect the environment. Many legislative and regulatory initiatives encourage utilities to develop a smart grid infrastructure, and some of these initiatives provide for government subsidies, grants, or other incentives to utilities and other participants in their industry to promote transition to smart grid technologies. If government regulations regarding the smart grid and smart metering are delayed, revised to permit lower or different investment levels in metering infrastructure, or terminated altogether, this could have a material adverse effect on our results of operations, cash flows, and financial condition.

We must continually shift and adapt our products and services mix, which requires substantial judgment and investment.

Our market is characterized by increasing complexity driven by evolving technology including AI, emerging laws and regulation, and the introduction of new competitive products, all of which impact the way our products and services are designed, developed, marketed, and delivered. The shift in, and increasing complexity of, our products and services mix involves judgment and entails risks. In order to successfully design and develop more complex offerings, we must anticipate the right products, solutions, and technologies to meet estimated market demands. These estimates may prove wrong. Additionally, our complex offerings may contain defects when they are first introduced; their release may be delayed due to unforeseen difficulties during product and service design and development; or they may have reliability, quality, or compatibility problems. We may not be able to successfully design workarounds. Any shift in, or increased complexity of, our products and services mix may not be easily understood or adopted by our current or future customers, who may be reluctant to buy, or may delay purchases of, our products and services.

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

We are impacted by the availability and prices of raw materials and component parts used in the manufacturing process of our products. Raw materials include purchased castings made of metal or alloys (such as brass, which uses copper as its main component, aluminum, stainless steel and cast iron), plastic resins, glass, and other electronic components, such as microprocessors and semiconductors. There are multiple sources for these raw materials and components, but we sometimes rely on single suppliers for certain of these materials. Our inability to obtain adequate supplies of raw materials and component parts at favorable prices could have a material adverse effect on our business, financial condition, or results of operations, including reduced revenue, lower profit margins, and delays in deliveries to customers, which could result in damages or penalties to be paid under the terms of certain of our customer contracts. Since we do not control the production of these raw materials and component parts, there may be delays caused by an interruption in the production or transportation of these materials for reasons that are beyond our control. World commodity markets, inflation, sanctions, tariffs, trade policies, and embargoes may also affect the availability or prices of raw materials or component parts. In addition, there is potential for increased costs on materials to comply with global regulations and other regional requirements. Inflation in our raw materials and component costs, freight charges, sanctions, tariffs, and labor costs may increase above historical levels due to, among other things, the continuing impacts of an uncertain economic environment. Any impacts resulting from tariffs and retaliatory actions by other countries could be substantial. Certain customer arrangements within our backlog may include previously committed pricing, and we may or may not be able to fully recover increased costs through pricing actions with these customers.

Our operations may be adversely impacted if key vendors, strategic partners, and other third parties fail to perform.

Certain of our products, subassemblies, and system components, including most of our circuit boards, are procured from limited or sole sources. We could experience operational difficulties with these sources, including reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines, increases in manufacturing costs, vendors' access to capital, and increased lead times. Additionally, our manufacturers may experience disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters and pandemics, component or material shortages, cybersecurity events (such as ransomware) that lead to extended downtime for the supplier or that lead to Itron intellectual property theft, rogue insiders impacting the quality or integrity of the products, cost increases, or other similar problems. Further, to minimize their inventory risk, our manufacturers may not order components from third-party suppliers with adequate lead time, thereby impacting our ability to meet our demand forecast. If we fail to manage our relationship with our manufacturers effectively, or if they experience operational difficulties, our ability to ship products to our customers and distributors could be impaired, and our competitive position and reputation could be harmed. If we receive shipments of products that fail to comply with our technical specifications, which have been compromised in some manner (specifically integrated circuit chips), or that fail to conform to our quality control standards, and if we are not able to obtain replacement products in a timely manner, we risk revenue losses from the inability to sell those products, increased administrative and shipping costs, and lower profitability. Additionally, if defects are not discovered until after consumers take delivery of our products, those customers could lose confidence in the technical attributes of our products, and our business could be harmed. Although arrangements with these partners may contain provisions for warranty expense reimbursement, we may remain responsible to the customer for warranty service in the event of product defects and could experience an unanticipated product defect or warranty liability. While we rely on partners to adhere to our supplier code of conduct, material violations of the supplier code of conduct could occur.

We have been and could continue to be affected by ongoing global economic impacts, and such impacts could continue to have an adverse effect on our business operations, results of operations, cash flows, and financial condition.

Adverse economic or market conditions, and perceptions or expectations about current or future conditions, such as inflation, rising interest rates, fluctuations in foreign currency exchange rates, recessions, economic sanctions, tariffs, natural disasters, epidemics or pandemics, political instability, wars, including the conflicts in Ukraine and Israel, are beyond our control and could unfavorably affect our business and financial condition. These economic conditions and global events have caused, and may in the future cause, disruptions and volatility in global financial markets, create disruption in customer demand and global supply chains, increase delinquency rates and write offs of customer accounting receivable and other unforeseen consequences. In recent years, our ability to obtain adequate supply of semiconductor components has impacted our ability to service customer demand in a timely manner. Temporary imbalance in supply and demand may create business uncertainties that include costs and availability. Efforts continue with suppliers to improve supply resiliency, including the approval of alternate sources.

Additionally, inflation in our raw materials and component costs, freight charges, sanctions, tariffs, and labor costs may increase above historical levels due to, among other things, the continuing impacts of an uncertain economic environment. We may or may not be able to fully recover these increased costs through pricing actions with our customers. Currently, we have not identified any significant decrease in long-term customer demand for our products and services. Certain of our customer projects have in the past experienced, and may in the future experience, delays in deliveries, with revenues originally forecasted in prior periods shifting to future periods.

We face competition, which may result in a loss of market share or price erosion of our products and services.

We face competitive pressures from a variety of companies in each of the markets we serve. Some of our present and potential future competitors have, or may have, substantially greater financial, marketing, technical, or manufacturing resources and, in some cases, have greater name recognition, customer relationships, and experience. These competitors may sell products and services at lower prices in order to gain or grow market share, be able to respond more quickly to new or emerging technologies including AI and changes in customer requirements and may have made or make strategic acquisitions or establish cooperative relationships among themselves or with third parties that enhance their ability to address the needs of our prospective customers. Other companies may also drive technological innovation and develop products and services that are equal in quality and performance or superior to our products and services, which could reduce our market position, reduce our overall sales, and require us to invest additional funds in new technology development. In addition, our products and services may experience price erosion if low-cost providers expand their presence in our markets, improve their quality, or form alliances or cooperative relationships with our competitors, or if our products and services become commoditized. For example, some utilities may purchase meters separately from the technology and components that enable network connectivity. The specifications for such meters may require interchangeability, which could lead to further commoditization of the meter, which could unfavorably impact prices and margins. Other events outside our control may also drive pressure on prices, including movement away from manually read meters, government programs, and new construction. Should we fail to compete successfully with current or future competitors or to adequately manage pricing pressure, we could experience material adverse effects on our business, financial condition, results of operations, and cash flows.

If we cannot continue to invest in developing competitive products and services, we may not be able to compete effectively.

Our future success could depend, in part, on our ability to continue to develop, design and manufacture competitive products and services, enhance and sustain our existing products and services, keep pace with technological advances and changing customer requirements, gain international market acceptance, and manage other factors in the markets in which we sell our products and services. AI technology is rapidly evolving and can present additional risks and challenges. Product and service development may require continued investment to maintain our competitive position, and the periods in which we incur significant research and development costs may drive variability in our results of operations. We may not have the necessary capital, or access to capital at acceptable terms, to make these investments. We have made, and expect to continue to make, substantial investments in technology development. However, we may experience unforeseen problems in the development or performance of our technologies or products, which can prevent us from meeting our research and development schedules. New products often require certifications or regulatory approvals before the products can be used, and we cannot be certain our new products will be approved in a timely manner, or at all. Finally, we may not achieve market acceptance of our new products and services.

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

As of December 31, 2024, our total outstanding indebtedness was $1.3 billion as described under Liquidity and Capital Resources. Our current credit facility, originally entered on January 5, 2018 (as amended, the 2018 credit facility) allows us to draw on a $500.0 million revolving line of credit. This indebtedness could have important consequences to us, including:
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

The convertible note hedge and warrant transactions and capped call transactions may affect the value our common stock.

In connection with the issuance in 2021 of the 0.00% Convertible Senior Notes due 2026 (the 2021 Notes), we entered into convertible note hedge transactions with certain financial institutions, which we refer to as "hedge counterparties". We also entered into warrant transactions with the hedge counterparties pursuant to which we sold warrants for the purchase of our common stock. The convertible note hedge transactions are generally designed to reduce the potential dilution upon any conversion of the 2021 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be. The warrant transactions would separately have a dilutive effect to the extent that the market price per share of our common stock exceeds the strike price of any warrants unless, subject to the terms of the warrant transactions, we elect to cash settle the warrants.

In connection with the issuance in 2024 of the 1.375% Convertible Senior Notes due 2030 (the 2024 Notes), we entered into capped call transactions with certain financial institutions, which we refer to as the option counterparties and, together with the hedge counterparties, the counterparties. The capped call transactions are generally designed to reduce the potential dilution to our common stock upon any conversion of the 2024 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be, with such reduction and/or offset subject to a cap.

The counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling our common stock or other securities of ours in secondary market transactions prior to the maturity of the 2021 Notes and/or the 2024 Notes (and are likely to do so during any observation period related to a conversion of convertible notes or following any repurchase of convertible notes by us in connection with any fundamental change repurchase date or otherwise). This activity could also cause or avoid an increase or a decrease in the market price of our common stock.

The potential effect, if any, of these transactions and activities on the market price of our common stock or the convertible notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our common stock.

We may not have the ability to raise the funds necessary to settle conversions of the convertible notes or to repurchase the convertible notes upon a fundamental change.

Noteholders may require us to repurchase their convertible notes following a fundamental change (as defined in the indenture for such convertible notes) at a cash repurchase price generally equal to the principal amount of the convertible notes to be repurchased, plus accrued and unpaid special and additional interest, if any. However, we may not have enough available cash or be able to obtain financing at the time we are required to make purchases of convertible notes surrendered therefor or convertible notes being converted. In addition, applicable law, regulatory authorities, and the agreements governing our other indebtedness may restrict our ability to repurchase the convertible notes or pay any cash amounts due upon conversion.

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

Other risks related to our international operations include lack of availability of qualified third-party financing, generally longer receivable collection periods than those commonly practiced in the United States, trade restrictions, changes in tariffs, sanctions, labor disruptions, difficulties in staffing and managing international operations, difficulties in imposing and enforcing operational and financial controls at international locations, potential insolvency of international distributors, preference for local vendors, burdens of complying with different permitting standards and a wide variety of foreign laws, and obstacles to the repatriation of earnings and cash.

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

We have significant operations throughout the world. In a number of countries outside the U.S., our employees are covered by collective bargaining agreements. As the result of various social, corporate, or operational actions, which our management has undertaken or may be made in the future, we could encounter labor disruptions. These disruptions may be subject to local media coverage, which could damage our reputation. Additionally, the disruptions could delay our ability to meet customer orders and could adversely affect our results of operations. Any labor disruptions could also have an impact on our other employees. Employee morale and productivity could suffer, and we may lose valued employees whom we wish to retain.

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

The counterparties of the capped call transactions relating to the 2024 Notes and the hedge and warrant transactions relating to our 2021 Notes are financial institutions or affiliates of financial institutions, and we will be subject to the risk that one or more of such counterparties may default under the transactions. Our exposure to the credit risk of the counterparties will not be secured by any collateral. If any counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the transaction with such counterparty. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in our common stock market price and in the volatility of the market price of our common stock. In addition, upon a default by the counterparty, we may suffer adverse tax consequences and more dilution than we currently anticipate with respect to our common stock. We can provide no assurance as to the financial stability or viability of any counterparty.

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

We rely on various information technology systems to capture, process, store, and report data and interact with customers, vendors, and employees. Despite taking steps to secure all information and transactions, our information technology systems, and those of our third-party providers, may be subject to corruption from cyber-attacks or other network security incidents. In addition to threats from traditional computer hackers, we also face threats from sophisticated organized crime, nation-state, and nation-state-supported actors who engage in attacks (including advanced persistent threat intrusions) that add to the risk to our systems (including those hosted by third-party providers) and internal networks. Ransomware and cyber extortion attacks, including those perpetrated by organized crime, nation-state, and nation-state-supported actors, are becoming increasingly prevalent and severe and could lead to significant interruptions in our operations, loss of data and income, reputational harm, and diversion of funds. Increased use of AI in products and in the workplace could lead to risks and challenges. Any unauthorized access to our systems could result in misappropriation of the data or disruption of operations. In addition, hardware, operating system software, software libraries, and applications that we procure from third parties may contain defects in design or manufacturing that could interfere with the operation of the systems or include security vulnerabilities that may be exploited by attackers to compromise our systems and data. Misuse of internal applications; theft of intellectual property, trade secrets, or other corporate assets; and inappropriate disclosure of confidential or personal information could stem from such incidents.

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

The 2018 credit facility bears, and other indebtedness we may incur in the future may bear, interest at a variable rate. As a result, at any given time interest rates on the 2018 credit facility and any other variable rate debt could be higher or lower than current levels. If interest rates increase, our debt service obligations on our variable rate indebtedness may increase even though the amount borrowed remains the same, and therefore net income and associated cash flows, including cash available for servicing our indebtedness, may correspondingly decrease. While we continually monitor and assess our interest rate risk relative to the value of related debt and have previously entered into derivative instruments to manage such risk, these instruments could be ineffective at mitigating all or a part of our risk, including changes to the applicable margin under our 2018 credit facility. At December 31, 2024, there were no outstanding loan balances under the 2018 credit facility.

The recent adoption of Secured Overnight Financing Rate (SOFR) may adversely affect our borrowing costs.

In line with requirements following the discontinuation of LIBOR as a reference rate, the 2018 credit facility was amended in the fourth quarter of 2022 to replace LIBOR with SOFR plus a credit spread of 10 basis points. Certain Itron interest rate derivatives and a portion of Itron indebtedness bear interest at variable interest rates, primarily now based on SOFR, which is subject to regulatory guidance and/or reform that could cause interest rates under our current or future debt agreements to perform differently than in the past or cause other unanticipated consequences. Also, the use of SOFR based rates is relatively new, and there could be unanticipated difficulties or disruptions with the calculation and publication of SOFR based rates. In particular, if the agent under the 2018 credit facility determines that SOFR Rates cannot be determined or the agent or the lenders determine that SOFR based rates do not adequately reflect the cost of funding the SOFR Loans, outstanding SOFR Loans will be converted into Replacement Rate Loans. This could result in increased borrowing costs for the Company if we utilize the credit facility. At December 31, 2024, there were no outstanding loan balances under the 2018 credit facility.

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

The Organization for Economic Cooperation and Development (OECD) guidance under the Base Erosion and Profit Shifting (BEPS) initiative aims to minimize perceived tax abuses and modernize global tax policy, including the implementation of a global minimum effective tax rate of 15%. In December 2022, the Council of the European Union adopted OECD Pillar 2 for implementation by European Union member states by December 31, 2023. The resulting legislation in most countries where Itron has significant operations is taking effect for calendar year 2024. The OECD continues to release more guidance on these rules and framework and we are evaluating the impact to our financial position. These enactments or amendments could adversely affect our tax rate and ultimately result in a negative impact on our operating results and cash flows. Based upon preliminary calculations for calendar year 2024, the Company anticipates it will meet the safe harbors in most jurisdictions, and any remaining top-up tax should be immaterial.

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

In addition, we are or may become subject to various new and proposed climate-related and other sustainability-related laws and regulations, including, for example, the EU's Corporate Sustainability Reporting Directive. Additional regulations may require us to incur significant additional costs associated with increased compliance burdens, including the implementation of additional internal controls processes and procedures, and impose increased oversight obligations on our management and board of directors, as well as require us to retain third-party experts. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, enforcement actions, fines or litigation, which could unfavorably impact our business, operating results or financial condition.

Failure or perceived failure to meet our ESG goals or expectations or those set by growing public interest and government regulation of ESG topics could result in reputational harm or adversely affect our business.

There is focus from certain investors, customers, employees, other stakeholders and regulators concerning environmental, social and governance matters (ESG). We announce initiatives and goals related to ESG matters from time to time, including renewable energy and net zero emissions commitments. These statements reflect our current plans and aspirations and our ability to balance and achieve any ESG objective is subject to numerous risks, many of which are outside of our control, including the availability and cost of alternative energy sources; the evolving regulatory and reporting requirements affecting ESG practices and disclosures; the locations and usage of our products. Our actual or perceived failure to achieve our ESG-related initiatives, goals, or commitments or to accurately track and report on these initiatives, goals and commitments on a timely basis could unfavorably impact our reputation or otherwise materially harm our business.

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

We have a risk management process utilizing a Governance, Risk, and Compliance system. Our security program uses a "defense in depth" philosophy, meaning that multiple controls must be breached for an attack to be successful. We maintain a series of both protective and detective controls to enable breakdown or bypass of protection mechanisms to be detected and escalated for response. We perform logging and monitoring across systems, directed to a centralized, secure logging system operated by the Information Security team. Significant events are assessed systematically on a case-by-case basis for their potential impact and whether they could potentially become material.

We maintain a cybersecurity incident policy, which provides guidelines for informing our Board of Directors (the Board) of material cybersecurity incidents and events, including potential ransomware payments. We also hold insurance with the intent to cover cybersecurity incidents. In the event of a significant cybersecurity or data privacy incident, the ISSC members are notified and updated on the status of the incident by an Incident Response Team (IRT). The IRT utilizes a process to evaluate the potential materiality of an incident. This process guides the IRT to provide information to executive leadership for materiality determination.

To address risk related to third-party service providers, we have multiple processes in place to safeguard company and customer information. Upon obtaining a new vendor, we complete a risk assessment that is reviewed at least every three years. We maintain a Supplier Code of Conduct that outlines vendor expectations in areas including network security, data protection, and security breach notifications. In the case where a contract with a vendor relates to our service to customers, the contractual terms for certain cybersecurity parameters are passed down to the vendor. We hold certifications to meet the requirements of our customers and regulators, such as ISO 27001, IEC62443, and others. In addition, Itron maintains SOC 1 and SOC 2 attestations for the majority of our customer-facing managed services businesses.

Through third-party incident response experts, we conduct incident response tabletop exercises each year with both the technical teams and ISSC designed to improve our systems and processes, and we have included our Board in a similar exercise.

The Board provides oversight for cybersecurity within the Company and includes one director with cybersecurity expertise. Executive management reports on the status of the ISSC to the Board on a regular basis. At each Board meeting, a summary is provided covering the periodic assessment of Itron's Information Security Program. Semiannually, the Director of Information Security presents to the Board about the status of Itron's overall security program, internal response preparedness, and assessments of risks. At each Board meeting, information regarding the current maturity level of the program, as measured against the National Institutes of Standards and Technology Cybersecurity Framework, is presented. Due to the nature of our business, a material security incident could have a significant impact on both our brand reputation and our ability to deliver services to our clients.

As of the date of this report, we do not believe any risks from cybersecurity incidents have materially affected us or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. There can be no guarantee that the actions and controls we and our third-party service providers have implemented and are implementing will be sufficient to protect our systems, information or other property. For a description of the risks from cybersecurity threats that may materially affect us, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report.
Item 2:    Properties
We own our headquarters facility, which is located in Liberty Lake, Washington.
The following table lists our major manufacturing facilities by region and location as of December 31, 2024:

Region	Location	Square Footage
North America	Oconee, SC (O)	325,840
Europe, Middle East, and Africa	Macon, France (O) Massy, France (L) Oldenburg, Germany (L) Asti, Italy (O)	203,513 64,357 90,212 55,834
Asia/Pacific	Bekasi, Indonesia (O)	113,222

(O) - Manufacturing facility is owned
(L) - Manufacturing facility is leased

As of the end of 2024, the manufacturing facilities in Chasseneuil, France and Waseca, Minnesota have ceased production operations and are being closed.

We believe our properties are generally in good condition, well maintained and are suitable and adequate to carry on our business at capacity for the foreseeable future.

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

In conjunction with the Actaris S.p.A. (Actaris) acquisition in April 2007, Itron assumed Actaris's environmental cleanup liability and the related legal recourse for the Frosinone site in Italy. This site was originally owned and operated by Schlumberger before Schlumberger contributed it to Actaris in the course of the spin-off of Actaris from Schlumberger Industries S.p.A on August 1, 2001. Since 2001, Schlumberger has fully reimbursed Actaris and Itron, as successor to Actaris's interests, for the Frosinone site remediation costs pursuant to an indemnification agreement. In December 2022, Itron was presented with a remediation plan, which addressed the water contamination issues, with an estimated cost of $1.9 million. Due to increased remediation work and costs associated with the required cleanup activities, Itron recognized an additional $0.9 million in costs during the fourth quarter of 2023. The remediation plan proposal was approved by the Italian Authorities Higher Institute of Health (ISS) in September 2024. Itron recognized an additional $0.6 million in costs during the fourth quarter of 2024 related to the increase in forecasted provision required by the approved plan. Schlumberger, pursuant to the indemnification agreement, reimburses Itron for all remediation costs.

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
Performance Graph
The following graph compares the five-year cumulative total return to shareholders on our common stock with the five-year cumulative total return of our peer group of companies used for the year ended December 31, 2024, and the NASDAQ Composite Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Itron, Inc., the NASDAQ Composite Index, and Peer Groups

$250
$200
$150
$100
$50
$0
12/2019
12/2020
12/2021
12/2022
12/2023
12/2024
Itron, Inc.
NASDAQ Composite
2023 Peer Group
2024 Peer Group

* $100 invested on December 31, 2019, in stock or index, including reinvestment of dividends.
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
The above presentation assumes $100 invested on December 31, 2019 in the common stock of Itron, Inc., the peer groups, and the NASDAQ Composite Index, with all dividends reinvested. With respect to companies in the peer groups, the returns of each such corporation have been weighted to reflect relative stock market capitalization at the beginning of each annual period plotted. The historical stock prices shown above for our common stock are not necessarily indicative of future price performance.

Each year, we reassess our peer group to identify global companies that are either direct competitors or have similar industry and business operating characteristics. Our 2024 peer group includes the following publicly traded companies: LM Ericsson Telephone Company, Landis+Gyr, Advanced Energy Industries, and Xylem, Inc. Our 2023 peer group includes the following publicly traded companies: LM Ericsson Telephone Company, Landis+Gyr, Mueller Water Products, and Xylem, Inc. In 2024, we added Advanced Energy Industries as a peer and removed Mueller Water Products to better reflect our business, 50% of which is focused on electricity.

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased (1)(3)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				In thousands
October 1, 2024 through October 31, 2024	—	$—	—	$100,000
November 1, 2024 through November 30, 2024	—	—	—	100,000
December 1, 2024 through December 31, 2024	—	—	—	100,000
Total	—		—

(1)Effective September 19, 2024, Itron's Board of Directors authorized a repurchase program of up to $100 million of Itron's common stock over an 18-month period.
(2)    Excludes commissions.
(3)    Shares purchased may include shares transferred to us by certain employees who vested in restricted stock units and used shares to pay all, or a portion of, the related taxes.

Holders
At February 18, 2025, there were 140 holders of record of our common stock.

Dividends
Since the inception of the Company, we have not declared or paid cash dividends. We intend to retain future earnings for the development of our business and do not anticipate paying cash dividends in the foreseeable future.

Item 6:     [Reserved]

Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis compares the change in the consolidated financial statements for fiscal years 2024 and 2023 and should be read in conjunction with Item 8: Financial Statements and Supplementary Data. For comparisons of fiscal years 2023 and 2022, see our Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2023 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on February 26, 2024, and incorporated herein by reference.
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

Device Solutions – This segment primarily includes hardware products used for measurement, control, or sensing that can have communications capability embedded for use with our broader Itron systems, i.e., hardware-based products that may be part of a complete end-to-end solution. Examples from the Device Solutions portfolio include: standard endpoints that are shipped without Itron communications, such as our standard electricity, gas, and water meters for a variety of global markets and adhering to regulations and standards within those markets, as well as our heat and allocation products; communicating meters that may be sold as part of an Itron end-to-end solution and designed to meet market requirements; and the implementation and installation of communicating and non-communicating devices.

Networked Solutions – This segment primarily includes a combination of communicating devices (e.g., smart meters, modules, endpoints, and sensors), network infrastructure, network design services, and associated head-end management and application software designed and sold as a complete solution for acquiring and transporting robust application-specific data. Networked Solutions includes products and software for the implementation, installation, and management of communicating devices and data networks. The Industrial Internet of Things (IIoT) solutions supported by this segment include automated meter reading (AMR); advanced metering infrastructure (AMI) for electricity, water, and gas; distributed energy resource management (DERMs); grid edge devices; distribution automation communications; smart street lighting; smart city sensors and applications; and leak detection and applications for both gas and water systems. Our IIoT platform allows utility and smart city applications to be run and managed on a flexible multi-purpose network.

Outcomes – This segment primarily includes our value-added, enhanced software and services in which we enable grid edge intelligence and manage, organize, analyze, and interpret raw, anonymized data using artificial intelligence, machine learning, statistical modeling, and other analytics. This allows us to help utilities improve decision making, maximize operational profitability, engage consumers, enhance resource efficiency, improve grid resiliency and reliability, and deliver value for utilities and smart cities. Outcomes supports high-value use cases, such as data management, grid operations, distributed intelligence, AMI operations, gas distribution and safety, water operations management, revenue assurance, DERMs, energy forecasting, consumer engagement, smart payment, and fleet energy resource management. Utilities leverage these outcomes to unlock the capabilities of their networks and devices, improve the productivity of their workforce, increase the reliability of their operations, manage and optimize the proliferation of distributed energy resources (DERs), address grid complexity, and enhance the customer experience. Revenue from these offerings are primarily recurring in nature and would include any direct management of Device Solutions, Networked Solutions, and other third-parties' products on behalf of our end customers.

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

Total Company Highlights

Highlights and significant developments for the year ended December 31, 2024 compared with the year ended December 31, 2023

•Revenues were $2.4 billion compared with $2.2 billion last year, an increase of $267.2 million, or 12%
•Gross margin was 34.4% compared with 32.8% last year
•Operating expenses decreased $9.8 million, or 2%, compared with 2023
•Net income attributable to Itron, Inc. was $239.1 million compared with net income of $96.9 million in 2023
•GAAP diluted EPS was $5.18 compared with $2.11 in 2023
•Non-GAAP net income attributable to Itron, Inc. was $259.8 million compared with $153.8 million in 2023
•Non-GAAP diluted EPS was $5.62 compared with $3.36 in 2023
•Adjusted EBITDA increased $98.0 million, or 43%, to $323.6 million compared with $225.6 million in 2023
•Total backlog was $4.7 billion and twelve-month backlog was $1.8 billion at December 31, 2024, compared with $4.5 billion and $2.0 billion at December 31, 2023

Stock Repurchase Programs
Effective September 19, 2024, Itron's Board of Directors authorized a repurchase up to $100 million of our common stock over an 18-month period (the 2024 Stock Repurchase Program). The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. We repurchased no shares under the 2024 Stock Repurchase Program.

In June 2024, we repurchased 971,534 shares under the 2023 Stock Repurchase Program at an average price of $102.93 (excluding commissions) for a total of $100.0 million. This repurchase was completed in conjunction with the issuance of the 2024 convertible notes.

Amendment to the 2018 credit facility
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

Convertible Notes
On June 21, 2024, we closed the sale of $805 million of convertible notes (the 2024 Notes) in a private placement to qualified institutional buyers, resulting in net proceeds to us of $784 million. The 2024 Notes accrue interest at a rate of 1.375% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2025. The 2024 Notes mature on July 15, 2030, unless earlier repurchased, redeemed, or converted in accordance with their terms. Refer to Item 8: Financial Statements and Supplementary Data, Note 6: Debt, and Note 14: Shareholders' Equity for further details.

Business Acquisition
On March 1, 2024, we completed the acquisition of 100% of the shares of Elpis2, Inc. (Elpis Squared), a privately held software and services company. This acquisition provides value to Itron through the leverage of Elpis Squared's utility grid analytics, services, and operational software platforms to enhance Itron's Outcomes offerings. The acquisition was deemed a business acquisition. The sales, results of operations, and acquisition-related costs associated with the acquisition were not material. The purchase price for this acquisition is $34.1 million. The purchase price was allocated to assets acquired and liabilities assumed, primarily $15.0 million in finite-lived intangible assets and $19.3 million in goodwill. Since this was a stock acquisition, none of the goodwill is deductible for tax purposes. The purchase was funded through cash on hand. Refer to Item 8: Financial Statements and Supplementary Data, Note 4: Intangible Assets and Liabilities, Note 5: Goodwill, and Note 18: Business Combination for further details.

Total Company GAAP and Non-GAAP Highlights and Endpoints Under Management:

	Year Ended December 31,
In thousands, except margin and per share data	2024	% Change	2023
GAAP
Revenues
Product revenues	$2,131,379	14%	$1,863,489
Service revenues	309,458	—%	310,144
Total revenues	2,440,837	12%	2,173,633

Gross profit	839,317	18%	713,908
Operating expenses	575,207	(2)%	585,041
Operating income	264,110	105%	128,867
Other income (expense)	20,421	NM	(1,481)
Income tax provision	(43,407)	49%	(29,068)
Net income attributable to Itron, Inc.	239,105	147%	96,923

Non-GAAP(1)
Non-GAAP operating expenses	$553,380	6%	$521,328
Non-GAAP operating income	285,937	48%	192,580
Non-GAAP net income attributable to Itron, Inc.	259,800	69%	153,786
Adjusted EBITDA	323,590	43%	225,584

GAAP Margins and EPS
Gross margin
Product gross margin	32.9%		30.7%
Service gross margin	44.6%		46.0%
Total gross margin	34.4%		32.8%

Operating margin	10.8%		5.9%
Net income per common share - Basic	$5.27		$2.13
Net income per common share - Diluted	$5.18		$2.11

Non-GAAP EPS (1)
Non-GAAP diluted EPS	$5.62		$3.36

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

A summary of our endpoints under management is as follows:

	Year Ended December 31,
Units in thousands	2024	2023	2022
Endpoints under management	102,339	98,046	93,941

Results of Operations

Revenues and Gross Margin

The actual results of and effects of changes in foreign currency exchange rates on revenues and gross profit were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Year Ended December 31,
In thousands	2024	2023
Total Company
Revenues	$2,440,837	$2,173,633	$(24)	$267,228	$267,204
Gross profit	839,317	713,908	819	124,590	125,409

Revenues
Revenues increased $267.2 million in 2024 compared with 2023. Product revenues increased $267.9 million in 2024, and service revenues decreased $0.7 million. Device Solutions increased by $20.9 million; Networked Solutions increased by $199.8 million; and Outcomes increased by $46.6 million when compared with the same period last year.

No single customer represented more than 10% of total revenues for the years ended December 31, 2024 and 2023. Our 10 largest customers accounted for 33% of total revenues in 2024 and 36% of total revenues in 2023.

Gross Margin
Gross margin was 34.4% for 2024, compared with 32.8% in 2023. We were favorably impacted by product and solution mix and manufacturing efficiencies from increased volumes. Product sales gross margin increased to 32.9% in 2024 from 30.7% in 2023. Gross margin on service revenues decreased to 44.6% from 46.0%.

Refer to Operating Segment Results section below for further detail on total company revenues and gross margin.

Operating Expenses

The actual results of and effects of changes in foreign currency exchange rates on operating expenses were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Year Ended December 31,
In thousands	2024	2023
Total Company
Sales, general and administrative	$339,069	$312,779	$279	$26,011	$26,290
Research and development	215,034	208,688	193	6,153	6,346
Amortization of intangible assets	17,828	18,918	26	(1,116)	(1,090)
Restructuring	2,679	43,989	19	(41,329)	(41,310)
Loss on sale of business	597	667	(6)	(64)	(70)
Total operating expenses	$575,207	$585,041	$511	$(10,345)	$(9,834)

Operating expenses decreased $9.8 million for the year ended December 31, 2024 as compared with the same period in 2023. This was primarily the result of a $41.3 million decrease in restructuring costs, as well as a $1.1 million decrease in amortization of intangible assets. The decrease was partially offset by $26.3 million increase in sales, general and administrative expenses and a $6.3 million increase in research and development expenses. The increases in sales, general and administrative and research and development expenses were primarily driven by increased labor costs. Refer to Item 8: Financial Statements and Supplementary Data, Note 4: Intangible Assets and Liabilities, and Note 13: Restructuring for more details.

Other Income (Expense)

The following table shows the components of other income (expense):

	Year Ended December 31,
In thousands	2024	% Change	2023
Interest income	$34,577	271%	$9,314
Amortization of prepaid debt fees	(5,489)	50%	(3,664)
Other interest expense	(9,890)	111%	(4,685)
Interest expense	(15,379)	84%	(8,349)
Other income (expense), net	1,223	NM	(2,446)
Total other income (expense)	$20,421	NM	$(1,481)

Total other income (expense) for the year ended December 31, 2024 was net income of $20.4 million compared with net expense of $1.5 million in 2023. The net increase was driven by a $25.3 million increase in interest income primarily due to interest earned from the cash proceeds of the 2024 Notes, as well increased other income due to a $3.1 million foreign currency loss recognized in 2023 compared with a gain of $1.1 million in 2024. This increase was offset by an increase in other interest expense driven by a $5.8 million interest accrual for the 2024 Notes recognized in 2024 and a $1.8 million increase in amortization of prepaid debt fees.

Income Tax Provision

Our income tax expense was $43.4 million and $29.1 million for the years ended December 31, 2024 and 2023. Our tax rate for the year ended December 31, 2024 differed from the U.S. federal statutory tax rate of 21% due to changes in valuation allowances, the level of profit or losses in domestic and international jurisdictions, stock-based compensation, tax credits, settlement of tax audits, and uncertain tax positions.

For additional discussion related to income taxes, refer to Item 8: Financial Statements and Supplementary Data, Note 11: Income Taxes.

Operating Segment Results

For a description of our operating segments, refer to Part I, Item 1: Business, Our Operating Segments included in this Annual Report on Form 10-K and the Overview section above. The following tables and discussion highlight significant changes in trends or components of each operating segment:

	Year Ended December 31,
In thousands	2024	% Change	2023
Segment revenues
Device Solutions	$476,577	5%	$455,726
Networked Solutions	1,650,075	14%	1,450,291
Outcomes	314,185	17%	267,616
Total revenues	$2,440,837	12%	$2,173,633

	Year Ended December 31,
	2024		2023
In thousands	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment gross profit and margin
Device Solutions	$123,464	25.9%	$105,917	23.2%
Networked Solutions	597,780	36.2%	499,725	34.5%
Outcomes	118,073	37.6%	108,266	40.5%
Total gross profit and margin	$839,317	34.4%	$713,908	32.8%

	Year Ended December 31,
In thousands	2024	% Change	2023
Segment operating expenses
Device Solutions	$29,942	(26)%	$40,227
Networked Solutions	141,118	8%	130,804
Outcomes	66,343	15%	57,920
Corporate unallocated	337,804	(5)%	356,090
Total operating expenses	$575,207	(2)%	$585,041

	Year Ended December 31,
	2024		2023
In thousands	Operating Income	Operating Margin	Operating Income	Operating Margin
Segment operating income and operating margin
Device Solutions	$93,522	19.6%	$65,690	14.4%
Networked Solutions	456,662	27.7%	368,921	25.4%
Outcomes	51,730	16.5%	50,346	18.8%
Corporate unallocated	(337,804)	NM	(356,090)	NM
Total operating income and operating margin	$264,110	10.8%	$128,867	5.9%

Device Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Device Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Year Ended December 31,
In thousands	2024	2023
Device Solutions Segment
Revenues	$476,577	$455,726	$578	$20,273	$20,851
Gross profit	123,464	105,917	(74)	17,621	17,547
Operating expenses	29,942	40,227	1	(10,286)	(10,285)

Revenues
Revenues increased by $20.9 million in 2024, or 5%, compared with 2023. The 2024 increase in revenues was driven primarily by increased smart water product sales. Changes in foreign currency exchange rates favorably impacted revenues by $0.6 million.

Gross Margin
Gross margin was 25.9% in 2024 compared with 23.2% in 2023. The 270 basis point increase over the prior year was primarily due to an improved product mix and manufacturing efficiencies.

Operating Expenses
Operating expenses decreased $10.3 million, or 26%, in 2024 compared with 2023. The decrease was primarily due to lower product development costs.

Networked Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Networked Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Year Ended December 31,
In thousands	2024	2023
Networked Solutions Segment
Revenues	$1,650,075	$1,450,291	$(1,125)	$200,909	$199,784
Gross profit	597,780	499,725	33	98,022	98,055
Operating expenses	141,118	130,804	(6)	10,320	10,314

Revenues
Revenues increased by $199.8 million, or 14%, in 2024 compared with 2023. The increase was primarily from product revenues due to the ramp of new projects and ongoing deployments, slightly offset by $1.1 million in unfavorable foreign currency exchange rate changes.

Gross Margin
Gross margin was 36.2% in 2024 compared with 34.5% in 2023. The 170 basis point increase was primarily related to favorable product and solutions volumes and mix as well as improved operational efficiencies.

Operating Expenses
Operating expenses increased by $10.3 million, or 8%, in 2024 compared with 2023. The increase was primarily related to higher product development costs.

Outcomes

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Outcomes segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Year Ended December 31,
In thousands	2024	2023
Outcomes Segment
Revenues	$314,185	$267,616	$523	$46,046	$46,569
Gross profit	118,073	108,266	860	8,947	9,807
Operating expenses	66,343	57,920	3	8,420	8,423

Revenues
Revenues increased $46.6 million, or 17%, in 2024 compared with 2023. This increase was driven by software licenses, services, and the Elpis Squared acquisition. Changes in foreign currency exchange rates favorably impacted revenues by $0.5 million.

Gross Margin
Gross margin decreased to 37.6% in 2024 compared with 40.5% for last year. The 290 basis point decrease was driven by increased services cost and mix in the current period.

Operating Expenses
Operating expenses increased $8.4 million, or 15%, in 2024 compared with 2023. This was primarily related to increased product development investment.

Corporate unallocated

Operating expenses not directly associated with an operating segment are classified as Corporate unallocated. These expenses decreased $18.3 million in 2024 as compared with 2023. This was due to a decrease of $41.3 million in restructuring, as well as a $1.1 million decrease in amortization of intangible assets. The decreases were partially offset by a $23.5 million increase in sales, general and administrative expenses as compared with 2023. The increase in sales, general, and administrative expenses was primarily driven by increased labor costs. Refer to Item 8: Financial Statements and Supplementary Data, Note 4: Intangible Assets and Liabilities and Note 13: Restructuring for more details.

Financial Condition

Cash Flow Information

	Year Ended December 31,
In thousands	2024	2023	2022
Net cash provided by operating activities	$238,175	$124,971	$24,500
Net cash provided by (used in) investing activities	(63,412)	(23,308)	40,516
Net cash provided by (used in) financing activities	579,573	(3,508)	(18,737)
Effect of exchange rates on cash and cash equivalents	(5,148)	1,887	(6,851)
Increase in cash and cash equivalents	$749,188	$100,042	$39,428

Cash and cash equivalents at December 31, 2024 was $1.05 billion compared with $302.0 million at December 31, 2023. The $749.2 million increase in cash and cash equivalents in the 2024 period was primarily the net proceeds provided by the 2024 convertible notes issuance and net cash provided by operating activities as a result of higher earnings, partially offset by cash used in investing activities for the acquisition of Elpis Squared and a slight increase in cash paid for acquisition of property, plant, and equipment.

Operating activities
Cash provided by operating activities in 2024 was $113.2 million higher than in 2023. This increase was primarily due to increased earnings and working capital conversion, partially offset by higher restructuring and variable compensation payments in 2024.

Investing activities
Net cash used in investing activities in 2024 was $63.4 million, compared with net cash used in investing activities in 2023 of $23.3 million. This movement was primarily related to net cash used for the acquisition of Elpis Squared for $34.1 million along with $3.7 million increased purchases of property, plant, and equipment in 2024.

Financing activities
Net cash provided by financing activities during 2024 was $579.6 million, compared with $3.5 million used in 2023. In 2024, cash provided by financing activities is due primarily to the issuance of the 2024 convertible notes, net of total debt issuance cost, totaling $784 million, partially offset by the purchase of the capped call for the convertible offering of $109.0 million and common stock repurchased totaling $100.0 million.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations resulted in a decrease of $5.1 million in 2024 and an increase of $1.9 million in 2023. Our foreign currency exposure relates to non-U.S. dollar denominated balances in our international subsidiary operations.

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

	Year Ended December 31,
In thousands	2024	2023
Cash provided by operating activities	$238,175	$124,971
Acquisitions of property, plant, and equipment	(30,562)	(26,884)
Free cash flow	$207,613	$98,087

Free cash flow increased due to higher operating cash flow, partially offset by higher spending for property, plant, and equipment. See the cash flow discussion of operating and investing activities above.

Off-balance sheet arrangements

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at December 31, 2024 and 2023 that we believe could reasonably likely have a current or future effect on our financial condition, results of operations, or cash flows.

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

Borrowings
We originally entered into our credit facility on January 5, 2018 (together with the subsequent eight amendments, the 2018 credit facility). The 2018 credit facility provides a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million standby letter of credit sub-facility and a $50 million swingline sub-facility. At December 31, 2024, no amount was outstanding under the 2018 credit facility, and $46.0 million was utilized by outstanding standby letters of credit, resulting in $454.0 million available for borrowing. At December 31, 2024,

$254.0 million was available for additional standby letters of credit under the letter of credit sub-facility, and no amounts were outstanding under the swingline sub-facility. Amounts borrowed under the revolver may be repaid and reborrowed until the revolver's maturity on October 18, 2026, at which time all outstanding loans together with all accrued and unpaid interest must be repaid. However, that date may be advanced to December 14, 2025 if Itron does not settle or extend a sufficient portion of the outstanding 2021 convertible notes, as detailed in the seventh amendment.

On March 12, 2021, we closed the sale of $460 million in convertible notes (the 2021 Notes) in a private placement to qualified institutional buyers. These convertible notes do not bear regular interest, and the principal amount does not accrete. The convertible notes will mature on March 15, 2026, unless earlier repurchased, redeemed, or converted in accordance with their terms.

On June 21, 2024, we closed the sale of $805 million in convertible notes (the 2024 Notes) in a private placement to qualified institutional buyers. These convertible notes accrue interest at a rate of 1.375% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, beginning on January 15, 2025. The notes will mature on July 15, 2030, unless earlier repurchased, redeemed, or converted in accordance with their terms.

For further description of our borrowings, refer to Item 8: Financial Statements and Supplementary Data, Note 6: Debt. Refer to Item 8: Financial Statements and Supplementary Data, Note 2: Earnings Per Share and Note 14: Shareholders' Equity for further details of the convertible note hedge transactions and warrant transactions.

For a description of our letters of credit and performance bonds, and the amounts available for additional borrowings or letters of credit under our lines of credit, including the revolver that is part of our 2018 credit facility, refer to Item 8: Financial Statements and Supplementary Data, Note 12: Commitments and Contingencies.

Restructuring
On October 29, 2021, our Board of Directors approved a restructuring plan (the 2021 Projects), which in conjunction with the announcement of the sale of certain Gas product lines from our Device Solutions manufacturing and business operations in Europe and North America to Dresser Utility Solutions, includes activities to drive reductions in certain locations and functional support areas. These projects were substantially complete at the end of 2024, with an estimated $12.8 million in cash payments remaining as of December 31, 2024 with cash outflows expected through 2027.

On February 23, 2023, our Board of Directors approved a restructuring plan (the 2023 Projects). The 2023 Projects include activities that continue Itron's efforts to optimize its global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects are expected to be substantially complete by early 2025, with an estimated $28.5 million in cash payments remaining as of December 31, 2024 with cash outflows expected through 2027.

For the year ended December 31, 2024, we paid out $32.0 million related to all our restructuring projects. As of December 31, 2024, $41.3 million was accrued for these restructuring projects, of which $24.3 million is expected to be paid within the next 12 months.

For further details regarding our restructuring activities, refer to Item 8: Financial Statements and Supplementary Data, Note 13: Restructuring.

Stock Repurchase Programs
Effective September 19, 2024, Itron's Board of Directors authorized a repurchase up to $100 million of our common stock over an 18-month period (the 2024 Stock Repurchase Program). The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. We repurchased no shares under the 2024 Stock Repurchase Program.

Other contractual obligations and commitments
Operating lease obligations are disclosed in Item 8: Financial Statements and Supplementary Data, Note 19: Leases and do not include common area maintenance charges, real estate taxes, and insurance charges for which we are obligated. Amounts due under operating lease liabilities during 2025 are $15.9 million and are $27.6 million for 2026 and beyond.

We regularly enter into standard purchase orders in the ordinary course of business that may obligate us to purchase materials and other items but may not yet qualify for recognition in our Consolidated Balance Sheets. Purchase orders and other purchase obligations can include open-ended agreements that provide for estimated quantities over an extended delivery period. At December 31, 2024, purchase orders and other purchase obligations were $641.4 million, which includes capital expenditures of $13.0 million. The purchase orders may include durations longer than one year, but these long-term agreements generally contain termination clauses that could require payment if the commitments were canceled, and as such the total above is considered short-term as of December 31, 2024.

Other long-term liabilities consist of warranty obligations, estimated pension benefit payments, and other obligations. Estimated pension benefit payments include amounts to be paid from our assets for unfunded plans and reflect expected future service. The following table summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2024.

In thousands	Next 12 months	Beyond the next 12 months
Warranty obligations	$14,302	$7,839
Estimated pension benefit payments	4,606	59,537

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

Our cash income tax payments were as follows:

	Year Ended December 31,
In thousands	2024	2023
U.S. federal taxes paid	$42,224	$28,440
State income taxes paid	9,250	17,519
Foreign and local income taxes paid	28,698	8,591
Total income taxes paid	$80,172	$54,550

Based on current projections, we expect to pay, net of refunds, approximately $67 million in U.S. federal and state taxes and $14 million in foreign and local income taxes in 2025.

As of December 31, 2024, there was $46.1 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. As a result of recent changes in U.S. tax legislation, any repatriation in the future would not result in U.S. federal income tax. Accordingly, there is no provision for U.S. deferred taxes on this cash. If this cash were repatriated to fund U.S. operations, additional withholding tax costs may be incurred. Tax is only one of the many factors that we consider in the management of global cash. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

Other Liquidity Considerations
In certain of our consolidated international subsidiaries, we have joint venture partners who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc., we consolidate them because we have a greater than 50% ownership interest and/or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. At December 31, 2024, $3.6 million of our consolidated cash balance was held in our joint venture entities. As a result, the minority shareholders of these entities have rights to their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from these entities.

As of December 31, 2024, we expect to make cash payments of approximately $64 million for variable compensation during the first quarter of 2025.

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

Goodwill and Intangible Assets
Goodwill and intangible assets may result from our business acquisitions. Intangible assets may also result from the purchase of assets and intellectual property where we do not acquire a business. We use estimates, including estimates of useful lives of intangible assets, the amount and timing of related future cash flows, and fair values of the related operations, in determining the value assigned to goodwill and intangible assets. Our finite-lived intangible assets are amortized over their estimated useful lives based on estimated discounted cash flows. Fully amortized finite-lived intangible assets are removed from the presentation of gross intangible assets along with the related accumulated amortization. In-process research and development is considered an indefinite-lived intangible asset and is not subject to amortization until the associated projects are completed or terminated. Finite-lived intangible assets are tested for impairment at the asset group level when events or changes in circumstances indicate the carrying value may not be recoverable. Indefinite-lived intangible assets are tested for impairment annually, when events or changes in circumstances indicate the asset may be impaired, or when their useful lives are determined to be no longer indefinite.

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

Several economic assumptions and actuarial data are used in calculating the expense and obligations related to these plans. The assumptions are updated annually at December 31 and include the discount rate, the expected remaining service life, the expected rate of return on plan assets, and the rate of future compensation increases. The discount rate is a significant assumption used to value our pension benefit obligation. We determine a discount rate for our plans based on the estimated duration of each plan's liabilities. For euro denominated defined benefit pension plans, which represent 80% of our projected benefit obligation, we use discount rates with consideration of the duration of each of the plans, using a hypothetical yield curve developed from euro-denominated AA-rated corporate bond issues. These bonds are assigned different weights to adjust their relative influence on the yield curve, and the highest and lowest yielding 10% of bonds are excluded within each maturity group. The discount rate used, depending on the duration of the plans, were between 3.00% and 3.50%. The weighted average discount rate used to measure the projected benefit obligation for all of the plans at December 31, 2024 was 4.04%. A change of 100 basis points in the discount rate would change our projected benefit obligation by approximately $9.0 million. The financial and actuarial assumptions used at December 31, 2024 may differ materially from actual results due to changing market and economic conditions and other factors. These differences could result in a significant change in the amount of pension expense recognized in future periods.

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

TOTAL COMPANY RECONCILIATIONS	Year Ended December 31,
In thousands, except per share data	2024	2023
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$575,207	$585,041
Amortization of intangible assets	(17,828)	(18,918)
Restructuring	(2,679)	(43,989)
Loss on sale of business	(597)	(667)
Strategic initiative	—	5
Acquisition and integration	(723)	(144)
Non-GAAP operating expenses	$553,380	$521,328

NON-GAAP OPERATING INCOME
GAAP operating income	$264,110	$128,867
Amortization of intangible assets	17,828	18,918
Restructuring	2,679	43,989
Loss on sale of business	597	667
Strategic initiative	—	(5)
Acquisition and integration	723	144
Non-GAAP operating income	$285,937	$192,580

NON-GAAP NET INCOME & DILUTED EPS
GAAP net income attributable to Itron, Inc.	$239,105	$96,923
Amortization of intangible assets	17,828	18,918
Amortization of debt placement fees	5,314	3,489
Restructuring	2,679	43,989
Loss on sale of business	597	667
Strategic initiative	—	(5)
Acquisition and integration	723	144
Income tax effect of non-GAAP adjustments (1)	(6,446)	(10,339)
Non-GAAP net income attributable to Itron, Inc.	$259,800	$153,786

Non-GAAP diluted EPS	$5.62	$3.36

Non-GAAP weighted average common shares outstanding - Diluted	46,187	45,836

TOTAL COMPANY RECONCILIATIONS	Year Ended December 31,
In thousands	2024	2023
ADJUSTED EBITDA
GAAP net income attributable to Itron, Inc.	$239,105	$96,923
Interest income	(34,577)	(9,314)
Interest expense	15,379	8,349
Income tax provision	43,407	29,068
Depreciation and amortization	56,277	55,763
Restructuring	2,679	43,989
Loss on sale of business	597	667
Strategic initiative	—	(5)
Acquisition and integration	723	144
Adjusted EBITDA	$323,590	$225,584

FREE CASH FLOW
Net cash provided by operating activities	$238,175	$124,971
Acquisitions of property, plant, and equipment	(30,562)	(26,884)
Free Cash Flow	$207,613	$98,087
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

Interest Rate Risk
We may be exposed to interest rate risk through variable rate debt instruments, namely the multicurrency revolving line of credit. At December 31, 2024, we had no outstanding variable rate debt.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future if we were to have variable rate debt outstanding.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. Revenues denominated in functional currencies other than the U.S. dollar were 22% of total revenues for the year ended December 31, 2024, compared with 24% for the year ended December 31, 2023 and 30% for the year ended December 31, 2022. These transactions expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro.

We are exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of December 31, 2024, a total of 35 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar, and various other currencies, with notional amounts ranging from $104,000 to $32.3 million.
In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 8:    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Itron, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Itron, Inc. and its subsidiaries (the "Company") as of December  31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition — Revenue arrangements involving multiple performance obligations — Refer to Notes 1 and 17 to the financial statements

Critical Audit Matter Description

Many of the Company’s revenue arrangements involve multiple performance obligations consisting of hardware, license of software, cloud services and Software-as-a-Service, and professional services such as software implementation services, project management services, installation services, consulting services, post-sale maintenance support, and extended or customer-specific warranties. These contracts may contain customer-specific business terms and conditions, including service level commitments, variable consideration, and terms that govern when the customer has taken control. Additionally, these contracts may be modified from time to time as the Company delivers under the contract. These customer-specific business terms and conditions and modifications may involve complex accounting considerations, including determining whether the Company has enforceable rights and obligations, whether contract modifications represent new contracts or modification of existing contracts, whether certain performance obligations are distinct, and other considerations that may impact the timing of revenue recognition involving multiple performance obligations.

The evaluation of these factors is executed in accordance with the Accounting Standards Codification (ASC) 606 Revenue from Contracts with Customers revenue recognition framework and requires significant management judgment that could affect the amount and timing of revenue recognition over the contractual period. The computations to recognize revenue under the ASC 606 revenue recognition framework can be complex and require a significant volume of data input. Additionally, there can be complexity in the computations and entries made to record the related contract assets and liabilities at the consolidated balance sheet date. Given the challenge in auditing the judgments and computations made in determining revenue recognition for these multiple performance obligation arrangements with customer-specific business terms and conditions and modifications, we identified revenue recognition involving multiple performance obligations as a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to (1) determining whether the Company has enforceable rights and obligations, whether contract modifications represent new contracts or modifications, whether certain performance obligations are distinct and other considerations that may impact the timing of revenue recognition involving multiple performance obligations and (2) the completeness and accuracy of the computations and entries used to recognize revenue involving multiple performance obligations included the following, among others:

•We tested the effectiveness of controls over contract reviews, including management’s use of checklists and other review procedures to determine whether customer-specific business terms are evident in the contract and whether accounting conclusions regarding enforceable rights and obligations, contract modifications, distinct products and services, and other considerations that may impact the timing of revenue recognition involving multiple performance obligations are appropriately applied.
•We tested the effectiveness of controls of computations and entries over revenue recognition involving multiple performance obligations to determine whether the computations and entries appropriately reflect the accounting conclusions for these contracts. Such controls included (1) the review of the completeness and accuracy of data input into the computations and entries and (2) the review of the mathematical accuracy of the computations and entries.
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
–Evaluated whether the identified accounting conclusions were appropriately reflected in the computations and entries over revenue recognition involving multiple performance obligations.
–Tested the accuracy and completeness of the data used in the computations and entries to record revenue involving multiple performance obligations.
–Tested mathematical accuracy of the computations and entries over revenue recognition involving multiple performance obligations.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
February 25, 2025

We have served as the Company's auditor since 2016.

ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
In thousands, except per share data	2024	2023	2022
Revenues
Product revenues	$2,131,379	$1,863,489	$1,500,243
Service revenues	309,458	310,144	295,321
Total revenues	2,440,837	2,173,633	1,795,564
Cost of revenues
Product cost of revenues	1,429,942	1,292,170	1,102,475
Service cost of revenues	171,578	167,555	170,900
Total cost of revenues	1,601,520	1,459,725	1,273,375
Gross profit	839,317	713,908	522,189

Operating expenses
Sales, general and administrative	339,069	312,779	290,453
Research and development	215,034	208,688	185,098
Amortization of intangible assets	17,828	18,918	25,717
Restructuring	2,679	43,989	(13,625)
Loss on sale of business	597	667	3,505
Goodwill impairment	—	—	38,480
Total operating expenses	575,207	585,041	529,628

Operating income (loss)	264,110	128,867	(7,439)
Other income (expense)
Interest income	34,577	9,314	2,633
Interest expense	(15,379)	(8,349)	(6,724)
Other income (expense), net	1,223	(2,446)	(4,213)
Total other income (expense)	20,421	(1,481)	(8,304)

Income (loss) before income taxes	284,531	127,386	(15,743)
Income tax benefit (provision)	(43,407)	(29,068)	6,196
Net income (loss)	241,124	98,318	(9,547)
Net income attributable to noncontrolling interests	2,019	1,395	185
Net income (loss) attributable to Itron, Inc.	$239,105	$96,923	$(9,732)

Net income (loss) per common share - Basic	$5.27	$2.13	$(0.22)
Net income (loss) per common share - Diluted	$5.18	$2.11	$(0.22)

Weighted average common shares outstanding - Basic	45,368	45,421	45,101
Weighted average common shares outstanding - Diluted	46,187	45,836	45,101
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
In thousands	2024	2023	2022
Net income (loss)	$241,124	$98,318	$(9,547)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(29,913)	15,550	(28,748)
Foreign currency translation adjustment reclassified to net income (loss) on sale or disposal of business	—	—	57,321
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	—	—	—
Pension benefit obligation adjustment	1,172	(2,066)	24,851
Total other comprehensive income (loss), net of tax	(28,741)	13,484	53,424

Total comprehensive income (loss), net of tax	212,383	111,802	43,877

Comprehensive income attributable to noncontrolling interests, net of tax	2,019	1,395	185

Comprehensive income (loss) attributable to Itron, Inc.	$210,364	$110,407	$43,692
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS

In thousands	December 31, 2024	December 31, 2023
ASSETS
Current assets
Cash and cash equivalents	$1,051,237	$302,049
Accounts receivable, net	350,473	303,821
Inventories	270,725	283,686
Other current assets	143,457	159,882
Total current assets	1,815,892	1,049,438

Property, plant, and equipment, net	115,428	128,806
Deferred tax assets, net	310,280	247,211
Other long-term assets	41,827	38,836
Operating lease right-of-use assets, net	28,957	41,186
Intangible assets, net	43,109	46,282
Goodwill	1,052,130	1,052,504
Total assets	$3,407,623	$2,604,263

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$144,929	$199,520
Other current liabilities	61,241	54,407
Wages and benefits payable	137,384	135,803
Taxes payable	19,689	8,636
Current portion of warranty	14,302	14,663
Unearned revenue	150,720	124,207
Total current liabilities	528,265	537,236

Long-term debt, net	1,242,424	454,827
Long-term warranty	7,839	7,501
Pension benefit obligation	59,537	63,887
Deferred tax liabilities, net	565	697
Operating lease liabilities	25,350	32,656
Other long-term obligations	132,215	176,028
Total liabilities	1,996,195	1,272,832

Equity
Preferred stock, no par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75,000 shares authorized, 45,131 and 45,512 shares issued and outstanding	1,689,835	1,820,510
Accumulated other comprehensive loss, net	(109,931)	(81,190)
Accumulated deficit	(189,304)	(428,409)
Total Itron, Inc. shareholders' equity	1,390,600	1,310,911
Noncontrolling interests	20,828	20,520
Total equity	1,411,428	1,331,431
Total liabilities and equity	$3,407,623	$2,604,263
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2022	45,152	$1,779,775	$(148,098)	$(515,600)	$1,116,077	$26,682	$1,142,759
Net income (loss)				(9,732)	(9,732)	185	(9,547)
Other comprehensive income (loss), net of tax			53,424		53,424	—	53,424
Distributions to noncontrolling interests					—	(3,784)	(3,784)
Stock options exercised	1	30			30		30
Restricted stock awards released net of repurchased shares for taxes	227	—			—		—
Issuance of stock-based compensation awards	16	952			952		952
Employee stock purchase plan	70	3,422			3,422		3,422
Stock-based compensation expense		20,929			20,929		20,929
Stock repurchase program	(280)	(16,629)			(16,629)		(16,629)
Balances at December 31, 2022	45,186	1,788,479	(94,674)	(525,332)	1,168,473	23,083	1,191,556

Net income				96,923	96,923	1,395	98,318
Other comprehensive income (loss), net of tax			13,484		13,484	—	13,484
Distributions to noncontrolling interests					—	(3,958)	(3,958)
Stock options exercised	18	830			830		830
Restricted stock awards released net of repurchased shares for taxes	242	—			—		—
Issuance of stock-based compensation awards	15	1,065			1,065		1,065
Employee stock purchase plan	51	2,844			2,844		2,844
Stock-based compensation expense		27,292			27,292		27,292
Balances at December 31, 2023	45,512	1,820,510	(81,190)	(428,409)	1,310,911	20,520	1,331,431

Net income				239,105	239,105	2,019	241,124
Other comprehensive income (loss), net of tax			(28,741)		(28,741)	—	(28,741)
Distributions to noncontrolling interests					—	(1,711)	(1,711)
Stock options exercised	89	4,558			4,558		4,558
Restricted stock awards released net of repurchased shares for taxes	446	(4)			(4)		(4)
Issuance of stock-based compensation awards	13	1,343			1,343		1,343
Employee stock purchase plan	43	3,767			3,767		3,767
Stock-based compensation expense		42,531			42,531		42,531
Payments on call spread for convertible offering, net of tax		(82,304)			(82,304)		(82,304)
Stock repurchase program	(972)	(100,000)			(100,000)		(100,000)
Registration fee		(54)			(54)		(54)
Excise tax related to shares repurchased		(512)			(512)		(512)
Balances at December 31, 2024	45,131	$1,689,835	$(109,931)	$(189,304)	$1,390,600	$20,828	$1,411,428

The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In thousands	2024	2023	2022
Operating activities
Net income (loss)	$241,124	$98,318	$(9,547)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of intangible assets	56,277	55,763	66,763
Non-cash operating lease expense	20,597	16,454	16,257
Stock-based compensation	43,874	28,357	21,881
Amortization of prepaid debt fees	5,489	3,664	3,499
Deferred taxes, net	(38,791)	(34,646)	(32,635)
Loss on sale of business	597	667	3,505
Goodwill impairment	—	—	38,480
Restructuring, non-cash	(191)	385	(624)
Other adjustments, net	(895)	(169)	11,678
Changes in operating assets and liabilities, net of acquisitions and sale of business:
Accounts receivable	(49,138)	(19,494)	5,064
Inventories	5,969	(52,118)	(68,124)
Other current assets	15,165	(42,410)	(16,695)
Other long-term assets	(6,789)	2,317	(5,436)
Accounts payable, other current liabilities, and taxes payable	(35,388)	(43,657)	45,085
Wages and benefits payable	3,784	44,700	(21,749)
Unearned revenue	29,319	28,329	18,466
Warranty	210	(3,778)	(5,497)
Restructuring	(31,011)	29,866	(40,981)
Other operating, net	(22,027)	12,423	(4,890)
Net cash provided by operating activities	238,175	124,971	24,500

Investing activities
Net proceeds (payments) related to the sale of business	405	(772)	55,933
Acquisitions of property, plant, and equipment	(30,562)	(26,884)	(19,747)
Business acquisitions, net of cash and cash equivalents acquired	(34,105)	—	23
Other investing, net	850	4,348	4,307
Net cash provided by (used in) investing activities	(63,412)	(23,308)	40,516

Financing activities
Proceeds from borrowings	805,000	—	—
Issuance of common stock	8,321	3,674	3,452
Payments on call spread for convertible offering	(108,997)	—	—
Repurchase of common stock	(100,000)	—	(16,972)
Prepaid debt fees	(21,872)	(2,471)	(697)
Other financing, net	(2,879)	(4,711)	(4,520)
Net cash provided by (used in) financing activities	579,573	(3,508)	(18,737)

Effect of foreign exchange rate changes on cash and cash equivalents	(5,148)	1,887	(6,851)
Increase in cash and cash equivalents	749,188	100,042	39,428
Cash and cash equivalents at beginning of period	302,049	202,007	162,579
Cash and cash equivalents at end of period	$1,051,237	$302,049	$202,007

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$80,172	$54,550	$11,915
Interest	1,342	1,832	1,622

Non-cash operating, investing and financing activities:
Deferred tax effect of call spread offerings	$26,693	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024

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

Financial Statement Preparation
The consolidated financial statements presented in this Annual Report include the Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), Consolidated Statements of Equity, and Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022 and the Consolidated Balance Sheets as of December 31, 2024 and 2023 of Itron, Inc. and its subsidiaries, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

Restricted Cash and Cash Equivalents
Cash and cash equivalents that are contractually restricted from operating use are classified as restricted cash and cash equivalents. We had $1.8 million pledged for standby letters of credit as of December 31, 2024 and 2023.

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

Property, Plant, and Equipment
Property, plant, and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally 30 years for buildings and improvements and three years to 10 years for machinery and equipment, computers and software, and furniture. Leasehold improvements are capitalized and depreciated over the term of the applicable lease, including renewable periods if reasonably certain, or over the useful lives, whichever is shorter. Construction in progress represents capital expenditures incurred for assets not yet placed in service. Costs related to internally developed software and software purchased for internal uses are capitalized and are amortized over the estimated useful lives of the assets. Repair and maintenance costs are recognized as incurred. We have no major planned maintenance activities.

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

Business Combinations
On the date of acquisition, the assets acquired, liabilities assumed, and any noncontrolling interests in the acquiree are recognized at their fair values. The acquiree's results of operations are also included beginning on the date of acquisition in our consolidated results. Intangible assets that arise from contractual/legal rights, or are capable of being separated, are measured and recognized at fair value, and amortized over the estimated useful life. If practicable, assets acquired and liabilities assumed arising from contingencies are measured and recognized at fair value. If not practicable, such assets and liabilities are measured and recognized when it is probable that a gain or loss has occurred and the amount can be reasonably estimated. The residual balance of the purchase price, after fair value allocations to all identified assets and liabilities, represents goodwill. Acquisition-related costs are recognized as incurred. Integration costs associated with an acquisition are generally recognized in periods subsequent to the acquisition date, and changes in deferred tax asset valuation allowances and acquired income tax uncertainties, including penalties and interest, after the measurement period are recognized as a component of the provision for income taxes. Our acquisitions may include contingent consideration, which requires us to recognize the fair value of the estimated liability at the time of the acquisition. Subsequent changes in the estimate of the amount to be paid under the contingent consideration arrangement are recognized in the Consolidated Statements of Operations.

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

Goodwill and Intangible Assets
Goodwill and intangible assets may result from our business acquisitions. Intangible assets may also result from the purchase of assets and intellectual property in a transaction that does not qualify as a business combination. We use estimates, including estimates of useful lives of intangible assets, the amount and timing of related future cash flows, and fair values of the related operations, in determining the value assigned to goodwill and intangible assets. Our finite-lived intangible assets are amortized over their estimated useful lives based on estimated discounted cash flows, generally three years to 10 years for core-developed technology and customer contracts and relationships. Fully amortized finite-lived intangible assets are removed from the presentation of gross intangible assets and accumulated amortization. Finite-lived intangible assets are tested for impairment at the asset group level when events or changes in circumstances indicate the carrying value may not be recoverable. Indefinite-lived intangible assets are tested for impairment annually, when events or changes in circumstances indicate the asset may be impaired, or when their useful lives are determined to be no longer indefinite.

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

Bonus Compensation
We have various employee bonus compensation plans, which provide award amounts for the achievement of financial and nonfinancial targets. If management determines it is probable that the discretionary targets will be achieved and the amounts can be reasonably estimated, a compensation accrual is recognized based on the proportional achievement of the financial and nonfinancial targets. In addition, management or the Board of Directors may decide to grant monetary bonus awards, at their discretion, and we accrue such awards when it becomes probable they will be paid.

Warranty
We offer standard warranties on our hardware products and large application software products. We accrue the estimated cost of new product warranties based on historical and projected product performance trends and costs during the warranty period. Testing of new products in the development stage helps identify and correct potential warranty issues prior to manufacturing. Quality control efforts during manufacturing reduce our exposure to warranty claims. When testing or quality control efforts fail to detect a fault in one of our products, we may experience an increase in warranty claims. We track warranty claims to identify potential warranty trends. If an unusual trend is noted, an additional warranty accrual would be recognized if the failure event is probable and the cost can be reasonably estimated. When new products are introduced, our process relies on historical averages of similar products until sufficient data is available. As actual experience on new products becomes available, it is used to modify the historical averages to ensure the expected warranty costs are within a range of likely outcomes. Management regularly evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. The long-term warranty balance includes estimated warranty claims beyond one year. Warranty expense is classified within cost of revenues.

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

Stock Repurchase Plans
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

In the normal course of business, we do not accept product returns unless the item is defective as manufactured and covered by warranty. A warranty provision is estimated as deemed necessary.

Hardware revenue is recognized at a point in time. Transfer of control is typically at the time of shipment, receipt by the customer, or, if applicable, upon receipt of customer acceptance. We will recognize revenue prior to receipt of customer acceptance for hardware in cases where the customer acceptance provision is determined to be a formality. Transfer of control would not occur until receipt of customer acceptance in hardware arrangements where such provisions are subjective or where we do not have history of meeting the acceptance criteria.

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

Hardware and software post-sale maintenance support fees are recognized ratably over the life of the related service contract. Support fees are typically billed in advance on an annual basis, resulting in a contract liability. Shipping and handling costs and incidental expenses billed to customers are recognized as revenue in the period incurred, with the associated cost charged to cost of revenues in the same period. We recognize sales, use, and value added taxes billed to our customers on a net basis consistent with the policy election permitted under Accounting Standards Codification (ASC) 606-10-32-2A.

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

Foreign Exchange
Our consolidated financial statements are reported in U.S. dollars. Assets and liabilities of international subsidiaries with non-U.S. dollar functional currencies are translated to U.S. dollars at the exchange rates in effect on the balance sheet date, or the last business day of the period, if applicable. Revenues and expenses for each subsidiary are translated to U.S. dollars using an average rate for the relevant reporting period. Translation adjustments resulting from this process are included, net of tax, in OCI. Gains and losses that arise from exchange rate fluctuations for monetary asset and liability balances that are not denominated in an entity's functional currency are included within other income (expense), net in the Consolidated Statements of Operations. Currency gains and losses of intercompany balances deemed to be long-term in nature or designated as a hedge of the net investment in international subsidiaries are included, net of tax, in OCI. Foreign currency losses (gains), net of hedging, of $(1.1) million, $3.1 million, and $2.9 million were included in other expenses, net, for the years ended December 31, 2024, 2023, and 2022.

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

Recently Adopted Accounting Standards
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280) Improvements to Reportable Segment Disclosures, which amends the reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The disclosure requirements in ASU 2023-07 have been reflected in the segment disclosures within these consolidated financial statements and will be included in our interim financial reports beginning with the first quarter of 2025. See Note 16: Segment Information.

Recent Accounting Standards Not Yet Adopted
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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The new guidance is intended to enhance transparency and disclosures by requiring public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The ASU is effective for our annual report as of December 31, 2027, and for interim reporting periods beginning in the first quarter of 2028, with early adoption permitted. We are in the process of evaluating the impact that the adoption of this ASU will have on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20) Induced Conversions of Convertible Debt Instruments. The new guidance clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. The ASU is effective beginning in 2026, with early adoption permitted. We will utilize this guidance for any future induced conversions or extinguishments of our convertible notes.

Note 2:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (EPS):

	Year Ended December 31,
In thousands, except per share data	2024	2023	2022
Net income (loss) available to common shareholders	$239,105	$96,923	$(9,732)

Weighted average common shares outstanding - Basic	45,368	45,421	45,101
Dilutive effect of stock-based awards	819	415	—
Dilutive effect of convertible notes	—	—	—
Weighted average common shares outstanding - Diluted	46,187	45,836	45,101
Net income (loss) per common share - Basic	$5.27	$2.13	$(0.22)
Net income (loss) per common share - Diluted	$5.18	$2.11	$(0.22)

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase our common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise and the future compensation cost associated with the stock award. Approximately 17,000, 0.3 million, and 0.7 million stock-based awards were excluded from the calculation of diluted EPS for the years ended December 31, 2024, 2023, and 2022, because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Convertible Notes and Share Hedges

2021 Notes, Warrants and Call Option Transactions
For our convertible notes issued in March 2021 (the 2021 Notes), the dilutive effect is calculated using the if-converted method. We are required, pursuant to the indenture governing the notes, to settle the principal amount in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the notes were converted. The average quarterly closing prices of our common stock for the year ended December 31, 2024 were used as the basis for determining the dilutive effect on EPS. The quarterly average closing prices for our common stock did not exceed the conversion price of $126.00, and therefore all associated shares were anti-dilutive.

In conjunction with the issuance of the 2021 Notes, we sold warrants to purchase 3.7 million shares of Itron common stock. The warrants have a strike price of $180.00 per share. For calculating the dilutive effect of the warrants, we use the treasury stock method. With this method, we assume exercise of the warrants at the beginning of the period, or at time of issuance if later, and the issuance of common stock upon exercise. Proceeds from the exercise of the warrants are assumed to be used to repurchase shares of our stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be exercised with the warrants less the number of shares repurchased, are included in diluted weighted average common shares outstanding. For periods where the warrants strike price of $180.00 per share is greater than the average share price of Itron stock for the period, the warrants would be anti-dilutive. For the year ended December 31, 2024, the quarterly average closing prices of our common stock did not exceed the warrant strike price and therefore 3.7 million shares were considered anti-dilutive.

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

2024 Notes and Capped Call Transactions
For our convertible notes issued in June 2024 (the 2024 Notes), the dilutive effect is calculated using the if-converted method. We are required, pursuant to the indenture governing our convertible notes, to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the convertible notes were converted. The average quarterly closing prices of our common stock for the year ended December 31, 2024 were used as the basis for determining the dilutive effect on EPS. The quarterly average closing prices for our common stock did not exceed the conversion price of $131.24, and therefore all associated shares were anti-dilutive.

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

Note 3:    Certain Balance Sheet Components

A summary of accounts receivable from contracts with customers is as follows:

Accounts receivable, net
In thousands	December 31, 2024	December 31, 2023
Trade receivables (net of allowance of $417 and $738)	$295,341	$272,890
Unbilled receivables	55,132	30,931
Total accounts receivable, net	$350,473	$303,821

Allowance for credit losses account activity	Year Ended December 31,
In thousands	2024	2023	2022
Beginning balance	$738	$4,863	$5,730
Provision for (release of) doubtful accounts, net	(187)	(120)	(258)
Accounts written-off, net	(122)	(4,115)	(492)
Effect of change in exchange rates	(12)	110	(117)
Ending balance	$417	$738	$4,863

Inventories
In thousands	December 31, 2024	December 31, 2023
Raw materials	$198,995	$213,303
Work in process	16,679	17,849
Finished goods	55,051	52,534
Total inventories	$270,725	$283,686

Property, plant, and equipment, net
In thousands	December 31, 2024	December 31, 2023
Machinery and equipment	$294,237	$318,546
Computers and software	119,818	126,149
Buildings, furniture, and improvements	115,372	126,041
Land	8,513	7,846
Construction in progress, including purchased equipment	22,247	24,316
Total cost	560,187	602,898
Accumulated depreciation	(444,759)	(474,092)
Property, plant, and equipment, net	$115,428	$128,806

Depreciation expense	Year Ended December 31,
In thousands	2024	2023	2022
Depreciation expense	$38,449	$36,845	$41,046

Note 4:    Intangible Assets and Liabilities

The gross carrying amount and accumulated amortization (accretion) of our intangible assets and liabilities, other than goodwill, were as follows:

	December 31, 2024			December 31, 2023
In thousands	Gross	Accumulated (Amortization) Accretion	Net	Gross	Accumulated (Amortization) Accretion	Net
Intangible Assets
Core-developed technology	$48,048	$(36,661)	$11,387	$502,010	$(499,571)	$2,439
Customer contracts and relationships	315,744	(285,441)	30,303	329,688	(287,653)	42,035
Trademarks and trade names	30,793	(29,374)	1,419	73,461	(71,740)	1,721
Other	11,023	(11,023)	—	12,019	(11,932)	87
Total intangible assets	$405,608	$(362,499)	$43,109	$917,178	$(870,896)	$46,282

Intangible Liabilities
Customer contracts and relationships	$—	$—	$—	$(23,900)	$23,900	$—

On March 1, 2024, we completed the acquisition of 100% of the shares Elpis2, Inc. (Elpis Squared), a privately held software and services company. The purchase resulted in the addition of intangible assets of $15.0 million including $12.5 million identified core-developed technology and $2.5 million of customer contracts and relationships. The core-developed technology and customer contract and relationships will be amortized over the weighted-average five-year and three-year useful lives, respectively, using the straight-line method. Refer to Note 5: Goodwill and Note 18: Business Combination for additional information.

Assumed intangible liabilities reflect the present value of the projected cash outflows for a then existing contract for which remaining costs were expected to exceed projected revenues.

Estimated future annual amortization is as follows:

Year Ending December 31,	Estimated Annual Amortization
In thousands
2025	$17,593
2026	13,614
2027	8,272
2028	2,681
2029	576
Thereafter	373
Total intangible assets subject to amortization	$43,109

We recognize all amortization expense within Amortization of intangible assets in the Consolidated Statements of Operations. These expenses relate to intangible assets acquired and liabilities assumed as part of business combinations.

Note 5:    Goodwill

The following table reflects changes in the carrying amount of goodwill for the years ended December 31, 2024 and 2023:

In thousands	Device Solutions	Networked Solutions	Outcomes	Total Company

Goodwill balance at January 1, 2023	$—	$899,887	$138,834	$1,038,721
Effect of change in exchange rates	—	11,960	1,823	13,783
Goodwill balance at December 31, 2023	—	911,847	140,657	1,052,504

Goodwill acquired (1)	—	—	19,251	19,251
Effect of change in exchange rates	—	(17,028)	(2,597)	(19,625)
Goodwill balance at December 31, 2024	$—	$894,819	$157,311	$1,052,130

(1) On March 1, 2024, we acquired Elpis Squared. The purchase resulted in the recognition of $19.7 million in goodwill allocated to our Outcomes operating segment and reporting unit. In the fourth quarter of 2024, a tax adjustment reduced the goodwill acquired related to Elpis Squared to $19.3 million. Refer to Note 4: Intangible Assets and Liabilities and Note 18: Business Combination for additional information on the transaction.

The accumulated goodwill impairment losses at December 31, 2024 and 2023 were $714.9 million. The goodwill impairment losses were originally recognized in 2011, 2013, and 2022.

We test goodwill for impairment each year as of October 1. Changes in market demand, fluctuations in the markets in which we operate, the volatility and decline in the worldwide equity markets, and a decline in our market capitalization could unfavorably impact the remaining carrying value of our goodwill, which could have a significant effect on our current and future results of operations and financial position. Based on the results of the annual impairment testing for our reporting units performed as of October 1, 2024, no adjustments to the carrying value of goodwill were required. Refer to Note 1: Summary of Significant Accounting Policies for further details regarding the annual goodwill impairment process.

Note 6:    Debt

The components of our borrowings were as follows:

In thousands	December 31, 2024	December 31, 2023
Credit facility
Multicurrency revolving line of credit	$—	$—
Convertible notes	1,265,000	460,000
Total debt	1,265,000	460,000
Less: unamortized prepaid debt fees - convertible notes	22,576	5,173
Long-term debt, net	$1,242,424	$454,827

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

The 2018 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2018 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries. This includes a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2018 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2018 credit facility includes debt covenants, which contain certain financial thresholds and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the 2018 credit facility at December 31, 2024.

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

At December 31, 2024, there were no outstanding loan balances under the 2018 credit facility, and $46.0 million was utilized by outstanding standby letters of credit, resulting in $454.0 million available for additional borrowings. At December 31, 2024, $254.0 million was available for additional standby letters of credit under the letter of credit sub-facility, and no amounts were outstanding under the swingline sub-facility.

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

Debt Maturities
The amount of required minimum principal payments on our long-term debt in aggregate over the next five years is as follows:

Year Ending December 31,	Minimum Payments
In thousands
2025	$—
2026	460,000
2027	—
2028	—
2029	—
Thereafter	805,000
Total minimum payments on debt	$1,265,000

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

Derivatives Not Designated as Hedging Relationships
We are exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of December 31, 2024, a total of 35 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar, and various other currencies, with notional amounts ranging from $104,000 to $32.3 million.

We will continue to monitor and assess our interest rate and foreign exchange risk and may institute additional derivative instruments to manage such risk in the future.

Note 8:    Defined Benefit Pension Plans

We sponsor both funded and unfunded defined benefit pension plans offering death and disability, retirement, and special termination benefits for certain of our international employees, primarily in Germany, France, India, and Indonesia. The defined benefit obligation is calculated annually by using the projected unit credit method. The measurement date for the pension plans was December 31, 2024.

The following tables set forth the components of the changes in benefit obligations and fair value of plan assets:

	Year Ended December 31,
In thousands	2024	2023
Change in benefit obligation:
Benefit obligation at January 1,	$76,270	$69,739
Service cost	2,541	2,450
Interest cost	2,710	2,861
Actuarial gain (loss)	(2,422)	1,682
Benefits paid	(3,126)	(2,950)
Foreign currency exchange rate changes	(4,303)	2,819
Curtailment	—	(114)
Settlement	(112)	(217)
Benefit obligation at December 31,	$71,558	$76,270

Change in plan assets:
Fair value of plan assets at January 1,	$8,840	$8,662
Actual return on plan assets	(130)	724
Company contributions	111	254
Benefits paid	(256)	(283)
Foreign currency exchange rate changes	(534)	401
Other	—	(918)
Fair value of plan assets at December 31,	8,031	8,840
Net pension benefit obligation at fair value	$63,527	$67,430

Amounts recognized on the Consolidated Balance Sheets consist of:

	December 31,
In thousands	2024	2023
Assets
Plan assets in other long-term assets	$133	$80
Liabilities
Current portion of pension benefit obligation in wages and benefits payable	$4,123	$3,623
Long-term portion of pension benefit obligation	59,537	63,887
Pension benefit obligation, net	$63,527	$67,430

Amounts recognized in OCI (pre-tax) are as follows:

	Year Ended December 31,
In thousands	2024	2023	2022
Net actuarial (gain) loss	$(2,422)	$1,568	$(24,316)
Settlement	3	7	(166)
Curtailment	585	114	20
Plan asset (gain) loss	423	(369)	316
Amortization of net actuarial gain (loss)	(272)	65	(1,490)
Amortization of prior service cost	(133)	(57)	(70)
Other	—	918	481
Other comprehensive (income) loss	$(1,816)	$2,246	$(25,225)

If actuarial gains and losses exceed 10 percent of the greater of plan assets or plan liabilities, we amortize them over the employees' average future service period. The estimated net actuarial gain and prior service cost that will be amortized from AOCI into net periodic benefit cost during 2025 is $0.2 million.

Net periodic pension benefit cost for our plans include the following components:

	Year Ended December 31,
In thousands	2024	2023	2022
Service cost	$2,541	$2,450	$2,908
Interest cost	2,710	2,861	1,676
Expected return on plan assets	(293)	(355)	(312)
Amortization of prior service costs	133	57	70
Amortization of actuarial net (gain) loss	272	(65)	1,490
Settlement	(3)	(7)	166
Curtailment	(585)	(114)	(20)
Net periodic benefit cost	$4,775	$4,827	$5,978

The components of net periodic benefit cost, other than the service cost component, are included in total other income (expense) on the Consolidated Statements of Operations.

The significant actuarial weighted average assumptions used in determining the benefit obligations and net periodic benefit cost for our benefit plans are as follows:

	Year Ended December 31,
	2024	2023	2022
Actuarial assumptions used to determine benefit obligations at end of period:
Discount rate	4.04%	3.74%	4.14%
Expected annual rate of compensation increase	4.73%	4.41%	4.26%
Actuarial assumptions used to determine net periodic benefit cost for the period:
Discount rate	3.74%	4.14%	1.93%
Expected rate of return on plan assets	3.42%	3.99%	3.45%
Expected annual rate of compensation increase	4.41%	4.26%	3.88%

We determine a discount rate for our plans based on the estimated duration of each plan's liabilities. For euro denominated defined benefit pension plans, which represent 80% of our projected benefit obligation, we use discount rates with consideration of the duration of each of the plans, using a hypothetical yield curve developed from euro-denominated AA-rated corporate bond issues. These bonds are assigned different weights to adjust their relative influence on the yield curve, and the highest and lowest yielding 10% of bonds are excluded within each maturity group. The discount rate used, depending on the duration of the plans, were between 3.00% and 3.50%.

Our expected rate of return on plan assets is derived from a study of actual historic returns achieved and anticipated future long-term performance of plan assets, specific to plan investment asset category. While the study primarily gives consideration to recent insurers' performance and historical returns, the assumption represents a long-term prospective return.

The total accumulated benefit obligation for our defined benefit pension plans was $63.5 million and $68.8 million at December 31, 2024 and 2023.

The total obligations and fair value of plan assets for plans with projected benefit obligations and accumulated benefit obligations exceeding the fair value of plan assets are as follows:

In thousands	December 31,
	2024	2023
Projected benefit obligation	$70,670	$75,182
Accumulated benefit obligation	62,944	68,022
Fair value of plan assets	7,010	7,672

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

The fair values of our plan investments by asset category are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)
In thousands	December 31, 2024
Insurance funds	$8,031	$—	$8,031
Total fair value of plan assets	$8,031	$—	$8,031

In thousands	December 31, 2023
Insurance funds	$8,840	$—	$8,840
Total fair value of plan assets	$8,840	$—	$8,840

The following tables present a reconciliation of Level 3 assets held during the years ended December 31, 2024 and 2023:

In thousands	Balance at January 1, 2024	Net Realized and Unrealized Gains/(Loss)	Net Purchases, Issuances, Settlements, and Other	Effect of Foreign Currency	Balance at December 31, 2024
Insurance funds	$8,840	$(130)	$(145)	$(534)	$8,031

In thousands	Balance at January 1, 2023	Net Realized and Unrealized Gains/(Loss)	Net Purchases, Issuances, Settlements, and Other	Effect of Foreign Currency	Balance at December 31, 2023
Insurance funds	$7,805	$727	$(67)	$375	$8,840

As the plan assets and contributions are not significant to our total company assets, no further disclosures are considered material.

Annual benefit payments for the next 10 years, including amounts to be paid from our assets for unfunded plans and reflecting expected future service, as appropriate, are expected to be paid as follows:

Year Ending December 31,	Estimated Annual Benefit Payments
In thousands
2025	$4,606
2026	3,992
2027	4,534
2028	4,590
2029	4,655
2030-2034	28,849

Note 9:    Stock-Based Compensation

We grant stock-based compensation awards, including restricted stock units, phantom stock, and unrestricted stock units, under the Second Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan). Prior to December 31, 2020, stock options were also granted as part of the stock-based compensation awards. In the Stock Incentive Plan, we have 13,991,273 shares of common stock authorized for issuance subject to stock splits, dividends, and other similar events, and at December 31, 2024, 4,590,590 shares were available for grant. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied. These shares are subject to a fungible share provision such that the authorized share available for grant under the Plan is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

We also award phantom stock units, which are settled in cash upon vesting and accounted for as liability-based awards, with no impact to the shares available for grant.

In addition, we maintain the ESPP, for which 477,368 shares of common stock were available for future issuance at December 31, 2024.

ESPP activity and stock-based grants other than stock options and restricted stock units were not significant for the years ended December 31, 2024, 2023, and 2022.

Stock-Based Compensation Expense
Total stock-based compensation expense and the related tax benefit were as follows:

	Year Ended December 31,
In thousands	2024	2023	2022
Stock options	$—	$103	$891
Restricted stock units	42,531	27,189	20,038
Unrestricted stock awards	1,343	1,065	952
Phantom stock units	5,923	5,025	1,315
Total stock-based compensation	$49,797	$33,382	$23,196

Related tax benefit	$10,802	$6,928	$5,371

Stock Options
A summary of our stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	In thousands		Years	In thousands
Outstanding, January 1, 2022	393	$61.18	5.9	$4,737
Granted	—	—			$—
Exercised	(1)	45.90		4
Forfeited	(2)	87.27
Canceled	(9)	80.00
Outstanding, December 31, 2022	381	$60.63	4.8	$1,892

Granted	—	—			$—
Exercised	(18)	45.96		397
Forfeited	—	—
Canceled	—	—
Outstanding, December 31, 2023	363	$61.36	4.0	$5,886

Granted	—	—			$—
Exercised	(89)	51.45		4,450
Forfeited	—	—
Canceled	—	—
Outstanding and Exercisable, December 31, 2024	274	$64.55	3.2	$12,087

At December 31, 2024, all stock-based compensation expense related to nonvested stock options has been recognized.

Restricted Stock Units
The following table summarizes restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	In thousands		In thousands
Outstanding, January 1, 2022	430	$85.77
Granted	391	53.33
Released (1)	(227)		$18,169
Forfeited	(66)
Outstanding, December 31, 2022	528	$66.39

Granted	497	56.89
Released (1)	(242)		$13,974
Forfeited	(32)
Outstanding, December 31, 2023	751	$58.89

Granted	552	76.34
Released (1)	(446)	62.02	$38,260
Forfeited	(26)	67.52
Outstanding, December 31, 2024	831	$67.71

Vested but not released, December 31, 2024	18	$108.58	$1,914

(1) Shares released is presented as gross shares and does not reflect shares withheld by us for employee payroll tax obligations.

At December 31, 2024, total unrecognized compensation expense on restricted stock units was $43.0 million, which is expected to be recognized over a weighted average period of approximately 1.6 years.

The weighted average assumptions used to estimate the fair value of performance-based restricted stock units granted with a service and market condition and the resulting weighted average fair value are as follows:

	Year Ended December 31,
	2024	2023	2022
Expected volatility	40.3%	46.0%	55.7%
Risk-free interest rate	4.3%	4.6%	1.7%
Expected term (years)	2.0	1.9	2.9

Weighted average fair value	$115.69	$73.41	$57.88

Phantom Stock Units
The following table summarizes phantom stock unit activity:

	Number of Phantom Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	In thousands		In thousands
Outstanding, January 1, 2022	69	$85.47
Granted	59	53.07
Released	(34)		$1,780
Forfeited	(9)
Outstanding, December 31, 2022	85	$66.46

Granted	77	56.52
Released	(43)		$2,511
Forfeited	(4)
Outstanding, December 31, 2023	115	$58.58

Granted	57	77.38
Released	(63)	60.99	$5,420
Forfeited	(18)	58.74
Outstanding, December 31, 2024	91	$68.63

At December 31, 2024, total unrecognized compensation expense on phantom stock units was $5.1 million, which is expected to be recognized over a weighted average period of approximately 1.6 years. As of December 31, 2024 and 2023, we have recognized a phantom stock liability of $4.8 million and $4.4 million within wages and benefits payable in the Consolidated Balance Sheets.
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

	Year Ended December 31,
In thousands	2024	2023	2022
Defined contribution plans expense	$20,683	$16,958	$14,241

Note 11:    Income Taxes

The Organization for Economic Cooperation and Development (OECD) guidance under the Base Erosion and Profit Shifting (BEPS) initiative aims to minimize perceived tax abuses and modernize global tax policy, including the implementation of a global minimum effective tax rate of 15%. In December 2022, the Council of the European Union adopted OECD Pillar 2 for implementation by European Union member states by December 31, 2023. The resulting legislation in most countries where Itron has significant operations is taking effect for calendar year 2024. The OECD continues to release more guidance on these rules and framework and we are evaluating the impact to our financial position. These enactments or amendments could adversely affect our tax rate and ultimately result in a negative impact on our operating results and cash flows. Based upon preliminary calculations for calendar year 2024, the Company anticipates it will meet the safe harbors in most jurisdictions, and any remaining top-up tax should be immaterial.

The following table summarizes the provision (benefit) for U.S. federal, state, and foreign taxes on income from continuing operations:

	Year Ended December 31,
In thousands	2024	2023	2022
Current:
Federal	$65,461	$43,101	$(2,692)
State and local	13,427	12,039	3,698
Foreign	3,310	8,573	25,433
Total current	82,198	63,713	26,439

Deferred:
Federal	(28,541)	(29,717)	(24,167)
State and local	(5,475)	(6,471)	(4,723)
Foreign	(3,178)	1,071	(23,832)
Total deferred	(37,194)	(35,117)	(52,722)

Change in valuation allowance	(1,597)	472	20,087
Total provision (benefit) for income taxes	$43,407	$29,068	$(6,196)

The change in the valuation allowance does not include the impacts of currency translation adjustments, acquisitions, or significant intercompany transactions.

Our tax provision (benefit) as a percentage of income before tax was 15%, 23%, and 39% for 2024, 2023, and 2022. A reconciliation of income taxes at the U.S. federal statutory rate of 21% to the consolidated actual tax rate is as follows:

	Year Ended December 31,
In thousands	2024	2023	2022
Income (loss) before income taxes
Domestic	$230,120	$88,258	$(19,104)
Foreign	54,411	39,128	3,361
Total income (loss) before income taxes	$284,531	$127,386	$(15,743)

Expected federal income tax provision (benefit)	$59,751	$26,751	$(3,306)
Divestitures	—	—	1,578
Change in valuation allowance	(1,597)	472	20,087
Stock-based compensation	(3,322)	928	1,611
Foreign earnings	(14,004)	3,921	(22,244)
Tax credits	(14,081)	(11,906)	(10,967)
Uncertain tax positions, including interest and penalties	(9,046)	(57)	(2,053)
Change in tax rates	14,151	106	385
State income tax provision (benefit), net of federal effect	4,311	2,324	(2,873)
U.S. tax provision on foreign earnings	356	404	146
Nondeductible goodwill impairment	—	—	6,375
Local foreign taxes	666	509	551
Other, net	6,222	5,616	4,514
Total provision (benefit) from income taxes	$43,407	$29,068	$(6,196)

Deferred tax assets and liabilities consist of the following:

	December 31,
In thousands	2024	2023
Deferred tax assets
Loss carryforwards(1)	$397,686	$419,327
Tax credits(2)	24,485	23,441
Accrued expenses	28,960	37,609
Pension plan benefits expense	9,596	7,671
Warranty reserves	7,754	8,265
Depreciation and amortization	58,199	64,959
Equity compensation	12,619	9,362
Inventory valuation	1,762	4,883
Deferred revenue	14,850	12,264
Interest	30,304	8,228
Leases	5,013	7,173
Capitalized research costs	151,418	113,465
Other deferred tax assets, net	756	9,004
Total deferred tax assets	743,402	725,651
Valuation allowance	(420,655)	(445,170)
Total deferred tax assets, net of valuation allowance	322,747	280,481

Deferred tax liabilities
Depreciation and amortization	(7,282)	(23,313)
Leases	(2,977)	(6,064)
Other deferred tax liabilities, net	(2,773)	(4,590)
Total deferred tax liabilities	(13,032)	(33,967)
Net deferred tax assets	$309,715	$246,514

(1)For tax return purposes at December 31, 2024, we had U.S. federal loss carryforwards of $5.7 million, which begin to expire in the year 2025. At December 31, 2024, we have net operating loss carryforwards in Luxembourg of $1.3 billion, the majority of which can be carried forward indefinitely, offset by a full valuation allowance. The remaining portion of the loss carryforwards are composed primarily of losses in various other state and foreign jurisdictions. The majority of these losses can be carried forward indefinitely. At December 31, 2024, there was a valuation allowance of $420.7 million primarily associated with foreign loss carryforwards.
(2)For tax return purposes at December 31, 2024, we had: U.S. general business credits of $0.5 million, which begin to expire in 2040; U.S. foreign tax credits of $0.9 million, which begin to expire in 2034; and state tax credits of $43.2 million, which begin to expire in 2025.

Changes in the valuation allowance for deferred tax assets are summarized as follows:

	Year Ended December 31,
In thousands	2024	2023	2022
Balance at beginning of period	$445,170	$427,423	$443,593
Other adjustments	(22,918)	17,275	(36,257)
Additions charged to costs and expenses	(1,597)	472	20,087
Balance at end of period, noncurrent	$420,655	$445,170	$427,423

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

We do not provide U.S. deferred taxes on temporary differences related to our foreign investments that are considered permanent in duration. These temporary differences include undistributed foreign earnings of $38.2 million and $30.8 million at December 31, 2024 and 2023. Foreign taxes have been provided on these undistributed foreign earnings. As a result of recent changes in U.S. tax legislation, any repatriation of these earnings would not result in additional U.S. federal income tax.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

In thousands	Total
Unrecognized tax benefits at January 1, 2022	$139,529
Gross increase to positions in prior years	14,450
Gross decrease to positions in prior years	(2,786)
Gross increases to current period tax positions	4,702
Audit settlements	—
Decrease related to lapsing of statute of limitations	(23,164)
Effect of change in exchange rates	(2,587)
Unrecognized tax benefits at December 31, 2022	130,144

Gross increase to positions in prior years	1,182
Gross decrease to positions in prior years	(8,666)
Gross increases to current period tax positions	10,967
Audit settlements	(3,234)
Decrease related to lapsing of statute of limitations	(2,000)
Effect of change in exchange rates	1,674
Unrecognized tax benefits at December 31, 2023	130,067

Gross increase to positions in prior years	630
Gross decrease to positions in prior years	(4,320)
Gross increases to current period tax positions	4,868
Gross decreases to current period tax positions	(1,056)
Audit settlements	(19,727)
Decrease related to lapsing of statute of limitations	(2,752)
Effect of change in exchange rates	(1,578)
Unrecognized tax benefits at December 31, 2024	$106,132

	December 31,
In thousands	2024	2023	2022
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	$106,122	$129,591	$130,137

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

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense recognized were as follows:

	Year Ended December 31,
In thousands	2024	2023	2022
Net interest and penalties expense (benefit)	$(3,449)	$1,821	$4,665

Accrued interest and penalties recognized were as follows:

	December 31,
In thousands	2024	2023
Accrued interest	$6,418	$9,794
Accrued penalties	293	466

At December 31, 2024, we are under examination by certain tax authorities. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or cash flows.

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

We file income tax returns in various jurisdictions. We are subject to income tax examination by tax authorities in our major tax jurisdictions as follows:

Tax Jurisdiction	Years Subject to Audit
U.S. federal	Subsequent to 2020
France	Subsequent to 2020
Germany	Subsequent to 2018
United Kingdom	Subsequent to 2019
Indonesia	Subsequent to 2018
Italy	Subsequent to 2018

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

Our available lines of credit, outstanding standby LOCs, and bonds were as follows:

	December 31,
In thousands	2024	2023
Credit facility
Multicurrency revolving line of credit	$500,000	$500,000
Standby LOCs issued and outstanding	(46,013)	(59,059)
Net available for additional borrowings under the multicurrency revolving line of credit	$453,987	$440,941

Net available for additional standby LOCs under sub-facility	$253,987	$240,941

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$87,230	$84,318
Standby LOCs issued and outstanding	(19,541)	(21,853)
Short-term borrowings	—	—
Net available for additional borrowings and LOCs	$67,689	$62,465

Unsecured surety bonds in force	$363,097	$271,164

In the event any such standby LOC or bond were called, we would be obligated to reimburse the issuer of the standby LOC or bond. As of February 25, 2025, we are not aware of any valid claims against our outstanding standby LOCs or bonds.

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

Warranty
A summary of the warranty accrual account activity is as follows:

	Year Ended December 31,
In thousands	2024	2023	2022
Beginning balance	$22,164	$25,698	$32,022
New product warranties	6,132	6,665	5,061
Other adjustments and expirations, net	1,975	710	(882)
Claims activity	(7,894)	(11,187)	(9,719)
Effect of change in exchange rates	(236)	278	(784)
Ending balance	22,141	22,164	25,698
Less: current portion of warranty	14,302	14,663	18,203
Long-term warranty	$7,839	$7,501	$7,495

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to insurance and supplier recoveries, other changes and adjustments to warranties, and customer claims.

Warranty expense was as follows:

	Year Ended December 31,
In thousands	2024	2023	2022
Total warranty expense	$8,107	$7,375	$4,179

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

Plan costs were as follows:

	Year Ended December 31,
In thousands	2024	2023	2022
Plan costs	$39,042	$36,326	$37,942

IBNR accrual, which is included in wages and benefits payable, was as follows:

	December 31,
In thousands	2024	2023
IBNR accrual	$3,658	$3,673

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

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2023 Projects were as follows:

In thousands	Total Expected Costs at December 31, 2024	Costs Recognized in Prior Periods	Adjustments Recognized During the Year Ended December 31, 2024	Expected Remaining Costs to be Recognized at December 31, 2024
Employee severance costs	$42,078	$43,347	$(1,269)	$—
Asset impairments & net loss (gain) on sale or disposal	1,149	1,130	19	—
Other restructuring costs	7,547	4,051	2,896	600
Total	$50,774	$48,528	$1,646	$600

2021 Projects
On October 29, 2021, our Board of Directors approved a restructuring plan (the 2021 Projects), which in conjunction with the announcement of the sale of certain Gas product lines from our Device Solutions manufacturing and business operations in Europe and North America to Dresser Utility Solutions, includes activities to drive reductions in certain locations and functional support areas. These projects were substantially complete at the end of 2024.

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2021 Projects were as follows:

In thousands	Total Expected Costs at December 31, 2024	Costs Recognized in Prior Periods	Adjustments Recognized During the Year Ended December 31, 2024	Expected Remaining Costs to be Recognized at December 31, 2024
Employee severance costs	$35,816	$34,821	$995	$—
Asset impairments & net loss (gain) on sale or disposal	8,169	8,379	(210)	—
Other restructuring costs	5,277	3,729	248	1,300
Total	$49,262	$46,929	$1,033	$1,300

The following table summarizes the activity within the restructuring related balance sheet accounts for the 2023 Projects and the 2021 Projects during the year ended December 31, 2024:

In thousands	Accrued Employee Severance	Asset Impairments & Net Loss (Gain) on Sale or Disposal	Other Accrued Costs	Total
Beginning balance, January 1, 2024	$68,698	$—	$3,678	$72,376
Costs charged to expense	(274)	(191)	3,144	2,679
Cash payments	(27,987)	(13)	(4,041)	(32,041)
Cash receipts	—	150	—	150
Net assets disposed and impaired	—	54	—	54
Effect of change in exchange rates	(2,322)	—	435	(1,887)
Ending balance, December 31, 2024	$38,115	$—	$3,216	$41,331

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

The current portions of restructuring liabilities were $24.3 million and $21.0 million as of December 31, 2024 and 2023 and are classified within other current liabilities on the Consolidated Balance Sheets. The long-term portions of restructuring liabilities were $17.0 million and $51.4 million as of December 31, 2024 and 2023. The long-term portions of restructuring liabilities are classified within other long-term obligations on the Consolidated Balance Sheets and include severance accruals and facility exit costs.

Note 14:    Shareholders' Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock would be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at December 31, 2024 or 2023.

Stock Repurchase Programs
Effective September 19, 2024, Itron's Board of Directors authorized a repurchase up to $100 million of our common stock over an 18-month period (the 2024 Stock Repurchase Program). The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. We repurchased no shares under the 2024 Stock Repurchase Program.

Effective May 11, 2023, Itron's Board of Directors authorized a repurchase up to $100 million of our common stock over an 18-month period (the 2023 Stock Repurchase Program). In June 2024, we repurchased 971,534 shares under the 2023 Stock Repurchase Program at an average price of $102.93 (excluding commissions) for a total of $100.0 million. This repurchase was completed in conjunction with the issuance of the 2024 convertible notes.

2021 Call Option Transactions
We paid an aggregate amount of $84.1 million for the 2021 call option transactions. The 2021 call option transactions cover, subject to anti-dilution adjustments substantially similar to those in the 2021 Notes, approximately 3.7 million shares of our common stock, the same number of shares initially underlying the 2021 Notes, at a strike price of approximately $126.00, subject to customary adjustments. The 2021 call option transactions will expire upon the maturity of the 2021 Notes, subject to earlier exercise or termination. The 2021 call option transactions are expected generally to reduce the potential dilutive effect of the conversion of our 2021 Notes and/or offset any cash payments we are required to make in excess of the principal amount of the converted notes, as the case may be, in the event that the market price per share of our common stock, as measured under the terms of the 2021 call option transactions, is greater than the strike price of the 2021 call option transactions. The 2021 call option transactions meet the criteria in ASC 815-40 to be classified within Stockholders' Equity, and therefore they are not revalued after their issuance.

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

Accumulated Other Comprehensive Income (Loss)
The changes in the components of AOCI, net of tax, were as follows:

In thousands	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Benefit Obligation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2022	$(111,766)	$(210)	$(14,380)	$(21,742)	$(148,098)
OCI before reclassifications	(28,748)	—	—	23,170	(5,578)
Amounts reclassified from AOCI	57,321	—	—	1,681	59,002
Total other comprehensive income (loss)	28,573	—	—	24,851	53,424
Balances at December 31, 2022	(83,193)	(210)	(14,380)	3,109	(94,674)
OCI before reclassifications	15,550	—	—	(1,947)	13,603
Amounts reclassified from AOCI	—	—	—	(119)	(119)
Total other comprehensive income (loss)	15,550	—	—	(2,066)	13,484
Balances at December 31, 2023	(67,643)	(210)	(14,380)	1,043	(81,190)
OCI before reclassifications	(29,913)	—	—	1,290	(28,623)
Amounts reclassified from AOCI	—	—	—	(118)	(118)
Total other comprehensive income (loss)	(29,913)	—	—	1,172	(28,741)
Balances at December 31, 2024	$(97,556)	$(210)	$(14,380)	$2,215	$(109,931)

Upon closing the divestiture transaction in 2022, outstanding amounts in AOCI were reclassified to net income (loss) on the sale of business with a corresponding reversal of the impairment loss originally booked in the prior period. We also substantially liquidated our legal entity in Russia during 2022 recognizing the reclassification of the currency translation adjustment from accumulated other comprehensive income (loss) related to the disposal of the business.

The before-tax, income tax (provision) benefit, and net-of-tax amounts related to each component of OCI were as follows:

	Year Ended December 31,
In thousands	2024	2023	2022
Before-tax amount
Foreign currency translation adjustment	$(30,238)	$15,622	$(28,921)
Foreign currency translation adjustment reclassified to net income (loss) on sale or disposal of business	—	—	57,321
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	—	—	—
Net hedging (gain) loss reclassified to net income (loss)	—	—	—
Net unrealized gain (loss) on defined benefit plans	1,999	(2,117)	23,519
Net defined benefit plan (gain) loss reclassified to net income (loss)	(183)	(129)	1,706
Total other comprehensive income (loss), before tax	(28,422)	13,376	53,625

Tax (provision) benefit
Foreign currency translation adjustment	325	(72)	173
Foreign currency translation adjustment reclassified to net income (loss) on sale or disposal of business	—	—	—
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	—	—	—
Net hedging (gain) loss reclassified to net income (loss)	—	—	—
Net unrealized gain (loss) on defined benefit plans	(709)	170	(349)
Net defined benefit plan (gain) loss reclassified to net income (loss)	65	10	(25)
Total other comprehensive income (loss) tax (provision) benefit	(319)	108	(201)

Net-of-tax amount
Foreign currency translation adjustment	(29,913)	15,550	(28,748)
Foreign currency translation adjustment reclassified to net income (loss) on sale or disposal of business	—	—	57,321
Net unrealized gain (loss) on derivative instruments, designated as cash flow hedges	—	—	—
Net hedging (gain) loss reclassified to net income (loss)	—	—	—
Net unrealized gain (loss) on defined benefit plans	1,290	(1,947)	23,170
Net defined benefit plan (gain) loss reclassified to net income (loss)	(118)	(119)	1,681
Total other comprehensive income (loss), net of tax	$(28,741)	$13,484	$53,424

Note 15:    Fair Value of Financial Instruments

The fair values at December 31, 2024 and 2023 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	December 31, 2024		December 31, 2023
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit facility
Multicurrency revolving line of credit	$—	$—	$—	$—
Convertible notes	1,242,424	1,330,670	454,827	423,476

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
Note 16:    Segment Information

We operate under the Itron brand worldwide and manage and report under three operating segments: Device Solutions, Networked Solutions, and Outcomes. We define these segments based on the structure in which internally reported financial information is regularly provided to the chief operating decision maker (CODM) to analyze financial performance, make strategic decisions, and allocate resources. The Company's CODM is the chief executive officer.

Segment Products

Device Solutions – This segment primarily includes hardware products used for measurement, control, or sensing that can have communications capability embedded for use with our broader Itron systems, i.e., hardware-based products that may be part of a complete end-to-end solution. Examples from the Device Solutions portfolio include: standard endpoints that are shipped without Itron communications, such as our standard electricity, gas, and water meters for a variety of global markets and adhering to regulations and standards within those markets, as well as our heat and allocation products; communicating meters that may be sold as part of an Itron end-to-end solution and designed to meet market requirements; and the implementation and installation of communicating and non-communicating devices.

Networked Solutions – This segment primarily includes a combination of communicating devices (e.g., smart meters, modules, endpoints, and sensors), network infrastructure, network design services, and associated head-end management and application software designed and sold as a complete solution for acquiring and transporting robust application-specific data. Networked Solutions includes products and software for the implementation, installation, and management of communicating devices and data networks. The Industrial Internet of Things (IIoT) solutions supported by this segment include automated meter reading (AMR); advanced metering infrastructure (AMI) for electricity, water, and gas; distributed energy resource management (DERMs); grid edge devices; distribution automation communications; smart street lighting; smart city sensors and applications; and leak detection and applications for both gas and water systems. Our IIoT platform allows utility and smart city applications to be run and managed on a flexible multi-purpose network.

Outcomes – This segment primarily includes our value-added, enhanced software and services in which we enable grid edge intelligence and manage, organize, analyze, and interpret raw, anonymized data using artificial intelligence, machine learning, statistical modeling, and other analytics. This allows us to help utilities improve decision making, maximize operational profitability, engage consumers, enhance resource efficiency, improve grid resiliency and reliability, and deliver value for utilities and smart cities. Outcomes supports high-value use cases, such as data management, grid operations, distributed intelligence, AMI operations, gas distribution and safety, water operations management, revenue assurance, DERMs, energy forecasting, consumer engagement, smart payment, and fleet energy resource management. Utilities leverage these outcomes to unlock the capabilities of their networks and devices, improve the productivity of their workforce, increase the reliability of their operations, manage and optimize the proliferation of distributed energy resources (DERs), address grid complexity, and enhance the customer experience. Revenue from these offerings are primarily recurring in nature and would include any direct management of Device Solutions, Networked Solutions, and other third-parties' products on behalf of our end customers.

The CODM assesses the segments' performance primarily by using each segment's revenues and gross profit (gross margin). Intersegment revenues are minimal. Certain operating expenses are allocated to the operating segments based upon internally established allocation methodologies. Corporate operating expenses, interest income, interest expense, other income (expense), and the income tax provision (benefit) are neither allocated to the segments, nor are they included in the measure of segment performance. Goodwill impairment charges are recognized in Corporate unallocated. No asset information for reportable segments is provided to the CODM. We do not manage the performance of the segments on a balance sheet basis.

The CODM assesses revenues and gross profit for each segment predominantly in the annual budget and periodic forecasting process. The CODM considers budget-to-actual and forecast-to-actual variances for these measures when making decisions about the allocation of operating and capital resources to each segment. The CODM primarily uses segment gross profit for evaluating pricing strategy and the performance of each segment.

Information about our reporting segments and Corporate unallocated and the reconciliation to income before income taxes was as follows:

Year Ended December 31, 2024
In thousands	Device Solutions	Networked Solutions	Outcomes	Segments Subtotal	Corporate Unallocated	Consolidated
Product Revenue	$473,329	$1,546,278	$111,772	$2,131,379
Service Revenue	3,248	103,797	202,413	309,458
Total revenue	476,577	1,650,075	314,185	2,440,837
Cost of sales	353,113	1,052,295	196,112	1,601,520
Gross profit	123,464	597,780	118,073	839,317
Sales, general and administrative	13,627	27,676	15,826	57,129
Research and development	16,315	113,442	50,517	180,274
Corporate unallocated expenses	—	—	—	—	337,804
Total other income (expense)	—	—	—	—	20,421
Income (loss) before income taxes	$93,522	$456,662	$51,730	$601,914	$(317,383)	$284,531

Year Ended December 31, 2023
In thousands	Device Solutions	Networked Solutions	Outcomes	Segments Subtotal	Corporate Unallocated	Consolidated
Product Revenue	$452,718	$1,331,546	$79,225	$1,863,489
Service Revenue	3,008	118,745	188,391	310,144
Total revenue	455,726	1,450,291	267,616	2,173,633
Cost of sales	349,809	950,566	159,350	1,459,725
Gross profit	105,917	499,725	108,266	713,908
Sales, general and administrative	13,846	26,055	14,428	54,329
Research and development	26,381	104,749	43,492	174,622
Corporate unallocated expenses	—	—	—	—	356,090
Total other income (expense)	—	—	—	—	(1,481)
Income (loss) before income taxes	$65,690	$368,921	$50,346	$484,957	$(357,571)	$127,386

Year Ended December 31, 2022
In thousands	Device Solutions	Networked Solutions	Outcomes	Segments Subtotal	Corporate Unallocated	Consolidated
Product Revenue	$433,354	$1,002,156	$64,733	$1,500,243
Service Revenue	5,356	117,112	172,853	295,321
Total revenue	438,710	1,119,268	237,586	1,795,564
Cost of sales	376,932	757,293	139,150	1,273,375
Gross profit	61,778	361,975	98,436	522,189
Sales, general and administrative	12,544	21,823	12,772	47,139
Research and development	22,531	91,884	39,417	153,832
Corporate unallocated expenses	—	—	—	—	328,657
Total other income (expense)	—	—	—	—	(8,304)
Income (loss) before income taxes	$26,703	$248,268	$46,247	$321,218	$(336,961)	$(15,743)

Three Months Ended September 30, 2024
In thousands	Device Solutions	Networked Solutions	Outcomes	Segments Subtotal	Corporate Unallocated	Consolidated
Product Revenue	$122,119	$390,201	$25,929	$538,249
Service Revenue	619	26,512	50,082	77,213
Total revenue	122,738	416,713	76,011	615,462
Cost of sales	89,396	267,065	49,403	405,864
Gross profit	33,342	149,648	26,608	209,598
Sales, general and administrative	3,137	6,860	3,874	13,871
Research and development	3,720	27,557	11,548	42,825
Corporate unallocated expenses	—	—	—	—	78,969
Total other income (expense)	—	—	—	—	8,492
Income (loss) before income taxes	$26,485	$115,231	$11,186	$152,902	$(70,477)	$82,425

Three Months Ended June 30, 2024
In thousands	Device Solutions	Networked Solutions	Outcomes	Segments Subtotal	Corporate Unallocated	Consolidated
Product Revenue	$117,929	$387,351	$27,627	$532,907
Service Revenue	621	25,353	50,188	76,162
Total revenue	118,550	412,704	77,815	609,069
Cost of sales	87,319	260,547	50,743	398,609
Gross profit	31,231	152,157	27,072	210,460
Sales, general and administrative	3,328	7,031	3,819	14,178
Research and development	4,178	27,682	12,602	44,462
Corporate unallocated expenses	—	—	—	—	87,173
Total other income (expense)	—	—	—	—	2,393
Income (loss) before income taxes	$23,725	$117,444	$10,651	$151,820	$(84,780)	$67,040

Three Months Ended March 31, 2024
In thousands	Device Solutions	Networked Solutions	Outcomes	Segments Subtotal	Corporate Unallocated	Consolidated
Product Revenue	$125,908	$381,305	$20,609	$527,822
Service Revenue	844	26,211	48,565	75,620
Total revenue	126,752	407,516	69,174	603,442
Cost of sales	96,688	256,491	44,884	398,063
Gross profit	30,064	151,025	24,290	205,379
Sales, general and administrative	3,781	6,499	4,027	14,307
Research and development	4,580	27,848	11,172	43,600
Corporate unallocated expenses	—	—	—	—	84,672
Total other income (expense)	—	—	—	—	2,416
Income (loss) before income taxes	$21,703	$116,678	$9,091	$147,472	$(82,256)	$65,216

For the three months ended September 30, 2024, one customer represented 10.7% of total company revenue. This revenue is included in both the Networked Solutions and Outcomes reporting segments. For all other periods presented, no single customer represented more than 10% of total company revenue.

Revenues by region were as follows:

	Year Ended December 31,
In thousands	2024	2023	2022
United States and Canada	$2,007,045	$1,733,680	$1,302,241
Europe, Middle East, and Africa	338,997	340,854	391,556
Asia Pacific	94,795	99,099	101,767
Total Company	$2,440,837	$2,173,633	$1,795,564
Property, plant, and equipment, net, by geographic area were as follows:

	December 31,
In thousands	2024	2023
United States	$73,878	$80,035
Outside United States	41,550	48,771
Total Company	$115,428	$128,806

Depreciation expense is allocated to the operating segments based upon each segment's use of the assets. All amortization expense is recognized within Corporate unallocated. Depreciation and amortization of intangible assets expense associated with our operating segments was as follows:

	Year Ended December 31,
In thousands	2024	2023	2022
Device Solutions	$12,145	$12,348	$14,452
Networked Solutions	16,545	16,314	17,539
Outcomes	6,372	5,433	5,501
Corporate unallocated	21,215	21,668	29,271
Total Company	$56,277	$55,763	$66,763

Note 17: Revenues

A summary of significant net changes in the contract assets and the contract liabilities balances during the period is as follows:

In thousands	Contract liabilities, less contract assets
Beginning balance, January 1, 2024	$82,885
Revenues recognized from beginning contract liability	(68,091)
Cumulative catch-up adjustments	10,028
Increases due to amounts collected or due	340,239
Revenues recognized from current period increases	(236,496)
Other	(1,008)
Ending balance, December 31, 2024	$127,557

On January 1, 2024, total contract assets were $80.1 million and total contract liabilities were $163.0 million. On December 31, 2024, total contract assets were $65.4 million and total contract liabilities were $193.0 million. The contract assets primarily relate to contracts that include a retention clause and allocations related to contracts with multiple performance obligations. The contract liabilities primarily relate to deferred revenue, such as extended warranty and maintenance agreements. The cumulative catch-up adjustments relate to contract modifications, measure-of-progress changes, and changes in the estimate of the transaction price.

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

Total transaction price allocated to remaining performance obligations related to contracts is approximately $1.3 billion for the next 12 months and approximately $1.1 billion for periods longer than 12 months. The total remaining performance obligations consist of product and service components. The service component relates primarily to maintenance agreements for which customers pay a full year's maintenance in advance, and service revenues are generally recognized over the service period. Total transaction price allocated to remaining performance obligations also includes our extended warranty contracts, for which revenue is recognized over the extended warranty period, and hardware, which is recognized as units are delivered. The estimate of when remaining performance obligations will be recognized requires significant judgment.

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

The purchase price for this acquisition is $34.1 million. The purchase price was allocated to assets acquired and liabilities assumed, primarily $15.0 million in finite-lived intangible assets and $19.3 million in goodwill. Since this was a stock acquisition, none of the goodwill is deductible for tax purposes. The purchase was funded through cash on hand. Refer to Note 4: Intangible Assets and Liabilities and Note 5: Goodwill for additional information.

Note 19: Leases

We lease certain factories, service and distribution locations, offices, and equipment under operating leases. Our operating leases have initial lease terms ranging from one to 10 years, some of which include options to extend or renew the leases for up to 10 years. Certain lease agreements contain provisions for future rent increases. Our leases do not contain material residual value guarantees, and finance leases are not material.

The components of operating lease expense are as follows:

In thousands	Year Ended December 31,
	2024	2023
Operating lease cost	$22,563	$18,798
Variable lease cost	3,640	3,804
Total operating lease cost	$26,203	$22,602

Supplemental cash flow information related to operating leases is as follows:

In thousands	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$18,741	$19,517
Right-of-use assets obtained in exchange for operating lease liabilities	9,351	3,652

Supplemental balance sheet information related to operating leases is as follows:

In thousands	December 31, 2024	December 31, 2023
Operating lease right-of-use assets, net	$28,957	$41,186

Other current liabilities	14,584	14,981
Operating lease liabilities	25,350	32,656
Total operating lease liability	$39,934	$47,637
Weighted average remaining lease term - Operating leases	3.8 years	3.6 years
Weighted average discount rate - Operating leases	4.6%	4.5%

Amounts due under operating lease liabilities as of December 31, 2024 are as follows:

In thousands	December 31, 2024
2025	$15,932
2026	13,657
2027	5,648
2028	2,700
2029	1,252
Thereafter	4,291
Total lease payments	43,480
Less: imputed interest	(3,546)
Total operating lease liability	$39,934

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no disagreements with our independent accountants on accounting and financial disclosure matters within the three year period ended December 31, 2024, or in any period subsequent to such date, through the date of this report.

Item 9A:    Controls and Procedures

Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2024, the Company's disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included in this Annual Report.

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Itron, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Itron, Inc. and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 25, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington
February 25, 2025

Item 9B:    Other Information

(a)    None.
(b)    Insider Trading Arrangements
During the quarter ended December 31, 2024, the following Section 16 officers and directors, as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934 (the Exchange Act), adopted, modified, or terminated Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K of the Exchange Act):

•On November 11, 2024, Donald L. Reeves, Senior Vice President, Outcomes, adopted a new written trading plan to sell up to 4,170 shares of Itron, Inc. common stock over a period ending on November 7, 2025, subject to certain conditions.

Item 9C:    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III
Item 10:    Directors, Executive Officers and Corporate Governance
The section entitled "Proposal 1 – Election of Directors" appearing in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2025 (the 2025 Proxy Statement) sets forth certain information with regard to our directors as required by Item 401 of Regulation S-K and is incorporated herein by reference.

Certain information with respect to persons who are or may be deemed to be executive officers of Itron, Inc. as required by Item 401 of Regulation S-K is set forth under the caption "Information about our Executive Officers" in Part I of this Annual Report.

The section entitled "Corporate Governance" appearing in the 2025 Proxy Statement sets forth certain information with respect to the Registrant's code of conduct and policies related to ethical standards as required by Item 406 of Regulation S-K and is incorporated herein by reference. Our code of conduct and policies related to ethical standards can be accessed on our website, at www.itron.com under the Sustainability & Governance section.

There were no material changes to the procedures by which security holders may recommend nominees to Itron's board of directors during 2025, as set forth by Item 407(c)(3) of Regulation S-K.

The section entitled "Corporate Governance" appearing in the 2025 Proxy Statement sets forth certain information regarding the Audit/Finance Committee, including the members of the Committee and the Audit/Finance Committee financial experts, as set forth by Item 407(d)(4) and (d)(5) of Regulation S-K and is incorporated herein by reference.

Item 11:    Executive Compensation
The sections entitled "Compensation of Directors" and "Executive Compensation" appearing in the 2025 Proxy Statement set forth certain information with respect to the compensation of directors and management of Itron as required by Item 402 of Regulation S-K and are incorporated herein by reference.

The section entitled "Corporate Governance" appearing in the 2025 Proxy Statement sets forth certain information regarding members of the Compensation Committee required by Item 407(e)(4) of Regulation S-K and is incorporated herein by reference.

The section entitled "Compensation Committee Report" appearing in the 2025 Proxy Statement sets forth certain information required by Item 407(e)(5) of Regulation S-K and is incorporated herein by reference.

Item 12:    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The section entitled "Equity Compensation Plan Information" appearing in the 2025 Proxy Statement sets forth certain information required by Item 201(d) of Regulation S-K and is incorporated herein by reference.

The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the 2025 Proxy Statement sets forth certain information with respect to the ownership of our common stock as required by Item 403 of Regulation S-K and is incorporated herein by reference.

Item 13:    Certain Relationships and Related Transactions, and Director Independence
The section entitled "Corporate Governance" appearing in the 2025 Proxy Statement sets forth certain information required by Item 404 of Regulation S-K and is incorporated herein by reference.

The section entitled "Corporate Governance" appearing in the 2025 Proxy Statement sets forth certain information with respect to director independence as required by Item 407(a) of Regulation S-K and is incorporated herein by reference.

Item 14:    Principal Accountant Fees and Services
The section entitled "Independent Registered Public Accounting Firm's Audit Fees and Services" appearing in the 2025 Proxy Statement sets forth certain information with respect to the principal accounting fees and services and the Audit/Finance Committee's policy on pre-approval of audit and permissible non-audit services performed by our independent auditors as required by Item 9(e) of Schedule 14A and is incorporated herein by reference.

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

4.16
Indenture, dated as of June 21, 2024, by and between Itron, Inc. and U.S. Bank Trust Company, National Association, as trustee (Filed as Exhibit 4.1 to Itron, Inc.'s Current Report on Form 8-K, filed on June 21, 2024)

4.17	Form of 1.375% Convertible Senior Note due 2030 (included in Exhibit 4.1) (Filed as Exhibit 4.2 to Itron, Inc.'s Current Report on Form 8-K, filed on June 21, 2024)

4.18	Form of Capped Call Confirmation (Filed as Exhibit 10.1 to Itron, Inc.'s Current Report on Form 8-K, filed on June 21, 2024)

4.19
Amendment No. 8, dated June 14, 2024, to the Credit Agreement, dated January 5, 2018 among Itron, Inc. and certain foreign borrowers, guarantors, lenders and issuing parties thereto, and Wells Fargo Bank, National Association, as administrative agent (Filed as Exhibit 10.2 to Itron, Inc.'s Current Report on Form 8-K, filed on June 21, 2024)

4.20	Form of Amendment to Warrant Confirmation (Filed as Exhibit 10.2 to Itron, Inc's Quarterly Report on Form 10-Q, filed on August 1, 2024)

10.1*	Form of Second Amended and Restated Change in Control Severance Agreement for Executive Officers. (Filed as Exhibit 10.1 to Itron, Inc's Annual Report on Form 10-K, filed on February 26, 2024)

10.2*
Second Amended and Restated Change in Control Severance Agreement, dated May 12, 2022, by and between Itron, Inc. and Thomas L. Deitrich (Filed as Exhibit 10.2 to Itron, Inc.'s Quarterly Report on Form 10-Q, filed on August 4, 2022)

10.3*	Form of Indemnification Agreements between Itron, Inc. and certain directors and officers. (Filed as Exhibit 10.3 to Itron, Inc's Annual Report on Form 10-K, filed on February 26, 2024)

10.4*	Second Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.4 to Itron, Inc's Annual Report on Form 10-K, filed on February 26, 2024)

10.5*	Amended and Restated 2012 Employee Stock Purchase Plan. (Filed as Exhibit 10.21 to Itron, Inc.'s Annual Report on Form 10-K, filed on February 24, 2021)

10.6
Cooperation Agreement by and among Itron, Inc., Coppersmith Capital Management LLC, Scopia Management, Inc. and certain of their specified affiliates, Jerome J. Lande and Peter Mainz, dated as of December 9, 2015. (Filed as Exhibit 10.1 to Itron, Inc.'s Current Report on Form 8-K, filed on December 11, 2015)

Exhibit Number	Description of Exhibits

10.7
Amendment to Cooperation Agreement by and among Itron, Inc., Coppersmith Capital Management LLC, Scopia Management, Inc. and certain of their specified affiliates, Jerome J. Lande and Peter Mainz. (Filed as Exhibit 10.2 to Itron, Inc.'s Quarterly Report on Form 10-Q, filed on November 3, 2016)

10.8
First Amendment to Cooperation Agreement, dated November 1, 2017, by and among Itron, Inc., Scopia Management, Inc. and certain of their specified affiliates, Jerome J. Lande and certain other individuals. (Filed as Exhibit 10.1 to Itron, Inc.'s Current Report on Form 8-K, filed on November 2, 2017)

10.9*	Employment Agreement between Itron, Inc. and Thomas L. Deitrich, dated July 16, 2019. (Filed as Exhibit 10.1 to Itron, Inc.'s Current Report on Form 8-K, filed on July 22, 2019)

10.10*
Form of Long-Term Performance RSU Award Notice and Agreement for U.S Participants for use in connection with Itron, Inc.'s Second Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.39 to Itron, Inc's Annual report on Form 10-K, filed on February 26, 2020)

10.11*
Form of RSU Award Notice and Agreement for all Participants for use in connection with Itron, Inc.'s Second Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.36 to Itron. Inc.'s Annual Report on Form 10-K, filed on February 24, 2021)

10.12*	Amended and Restated 2012 Employee Stock Purchase Plan. (Filed as Appendix A to Itron, Inc.'s Proxy Statement for the 2023 Annual Meeting of Shareholders, filed on March 21, 2023)

10.13*	2023 Itron Incentive Plan (Filed as Exhibit 10.29 to Itron, Inc's Annual Report on Form 10-K, filed on February 26, 2024)

10.14*	Executive Officer Severance Pay Policy (Filed as Exhibit 10.30 to Itron, Inc's Annual Report on Form 10-K, filed on February 26, 2024)

10.15*	Itron, Inc. Executive Deferred Compensation Plan (Filed as Exhibit 10.32 to Itron, Inc's Annual Report on Form 10-K, filed on February 26, 2024)

10.16*	Third Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.4 to Itron, Inc's Quarterly Report on Form 10-Q, filed on August 1, 2024)

10.17*	Third Amendment to the Executive Deferred Compensation Plan. (Filed as Exhibit 10.5 to Itron, Inc's Quarterly Report on Form 10-Q, filed on August 1, 2024)

10.18*	2024 Itron Incentive Plan (filed with this report)

19.1	Insider Trading Policy (Filed as Exhibit 10.31 to Itron, Inc's Annual Report on Form 10-K, filed on February 26, 2024)

21.1	Subsidiaries of Itron, Inc. (filed with this report)

23.1	Consent of Deloitte & Touche LLP Independent Registered Public Accounting Firm. (filed with this report)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed with this report)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed with this report)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished with this report)

97.1	Incentive Compensation Recovery (Clawback) Policy (Filed as Exhibit 97.1 to Itron, Inc's Annual Report on Form 10-K, filed on February 26, 2024)

Exhibit Number	Description of Exhibits
101
The following financial information from Itron, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of February, 2025.

ITRON, INC.

By:	/s/ JOAN S. HOOPER
Joan S. Hooper
Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of February, 2025.

Signatures	Title

/s/ THOMAS L. DEITRICH
Thomas L. Deitrich	President and Chief Executive Officer (Principal Executive Officer), Director

/s/ JOAN S. HOOPER
Joan S. Hooper	Senior Vice President and Chief Financial Officer

/s/ DAVID M. WRIGHT
David M. Wright	Vice President, Corporate Controller and Chief Accounting Officer

/s/ MARY C. HEMMINGSEN
Mary C. Hemmingsen	Director

/s/ FRANK M. JAEHNERT
Frank M. Jaehnert	Director

/s/ JEROME J. LANDE
Jerome J. Lande	Director

/s/ TIMOTHY M. LEYDEN
Timothy M. Leyden	Director

/s/ SANJAY MIRCHANDANI
Sanjay Mirchandani	Director

/s/ SANTIAGO PEREZ
Santiago Perez	Director

/s/ DIANA D. TREMBLAY
Diana D. Tremblay	Chair of the Board

/s/ LYNDA L. ZIEGLER
Lynda L. Ziegler	Director