Form 10-Q
period 2025-03-31
ITRON, INC.
filed 2025-05-01
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 28, 2025, there were outstanding 45,588,071 shares of the registrant's common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1:    Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
In thousands, except per share data	2025	2024
Revenues
Product revenues	$523,141	$527,822
Service revenues	84,010	75,620
Total revenues	607,151	603,442
Cost of revenues
Product cost of revenues	346,442	356,707
Service cost of revenues	43,490	41,356
Total cost of revenues	389,932	398,063
Gross profit	217,219	205,379

Operating expenses
Sales, general and administrative	86,911	85,971
Research and development	50,090	52,401
Amortization of intangible assets	4,479	3,986
Restructuring	(553)	198
Loss on sale of business	79	23
Total operating expenses	141,006	142,579

Operating income	76,213	62,800
Other income (expense)
Interest income	11,710	3,846
Interest expense	(5,593)	(1,893)
Other income (expense), net	(51)	463
Total other income (expense)	6,066	2,416

Income before income taxes	82,279	65,216
Income tax provision	(16,929)	(13,429)
Net income	65,350	51,787
Net income (loss) attributable to noncontrolling interests	(124)	66
Net income attributable to Itron, Inc.	$65,474	$51,721

Net income per common share - Basic	$1.44	$1.13
Net income per common share - Diluted	$1.42	$1.12

Weighted average common shares outstanding - Basic	45,338	45,652
Weighted average common shares outstanding - Diluted	46,172	46,357
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,
In thousands	2025	2024
Net income	$65,350	$51,787

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	13,598	(10,851)
Pension benefit obligation adjustment	(50)	(57)
Total other comprehensive income (loss), net of tax	13,548	(10,908)

Total comprehensive income (loss), net of tax	78,898	40,879

Comprehensive income (loss) attributable to noncontrolling interests, net of tax	(124)	66
Comprehensive income (loss) attributable to Itron, Inc.	$79,022	$40,813
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

In thousands	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$1,123,267	$1,051,237
Accounts receivable, net	346,599	350,473
Inventories	281,878	270,725
Other current assets	150,784	143,457
Total current assets	1,902,528	1,815,892

Property, plant, and equipment, net	112,453	115,428
Deferred tax assets, net	315,180	310,280
Other long-term assets	44,342	41,827
Operating lease right-of-use assets, net	27,230	28,957
Intangible assets, net	38,744	43,109
Goodwill	1,062,665	1,052,130
Total assets	$3,503,142	$3,407,623

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$164,417	$144,929
Other current liabilities	50,028	61,241
Wages and benefits payable	90,241	137,384
Taxes payable	18,241	19,689
Current portion of debt, net	457,747	—
Current portion of warranty	14,934	14,302
Unearned revenue	187,812	150,720
Total current liabilities	983,420	528,265

Long-term debt, net	786,137	1,242,424
Long-term warranty	7,583	7,839
Pension benefit obligation	61,253	59,537
Deferred tax liabilities, net	623	565
Operating lease liabilities	22,322	25,350
Other long-term obligations	132,725	132,215
Total liabilities	1,994,063	1,996,195

Equity
Preferred stock, no par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75,000 shares authorized, 45,572 and 45,131 shares issued and outstanding	1,708,588	1,689,835
Accumulated other comprehensive loss, net	(96,383)	(109,931)
Accumulated deficit	(123,830)	(189,304)
Total Itron, Inc. shareholders' equity	1,488,375	1,390,600
Noncontrolling interests	20,704	20,828
Total equity	1,509,079	1,411,428
Total liabilities and equity	$3,503,142	$3,407,623
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2025	45,131	$1,689,835	$(109,931)	$(189,304)	$1,390,600	$20,828	$1,411,428
Net income (loss)				65,474	65,474	(124)	65,350
Other comprehensive income, net of tax			13,548		13,548		13,548
Net stock issued and repurchased	441	2,195			2,195		2,195
Stock-based compensation expense		16,558			16,558		16,558
Balances at March 31, 2025	45,572	$1,708,588	$(96,383)	$(123,830)	$1,488,375	$20,704	$1,509,079

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2024	45,512	$1,820,510	$(81,190)	$(428,409)	$1,310,911	$20,520	$1,331,431
Net income				51,721	51,721	66	51,787
Other comprehensive income (loss), net of tax			(10,908)		(10,908)		(10,908)
Net stock issued and repurchased	338	1,560			1,560		1,560
Stock-based compensation expense		11,429			11,429		11,429
Registration fee		11			11		11
Balances at March 31, 2024	45,850	$1,833,510	$(92,098)	$(376,688)	$1,364,724	$20,586	$1,385,310
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
In thousands	2025	2024
Operating activities
Net income	$65,350	$51,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	12,068	12,744
Non-cash operating lease expense	2,923	3,814
Stock-based compensation	16,558	11,429
Amortization of prepaid debt fees	1,781	888
Deferred taxes, net	(5,461)	(1,579)
Loss on sale of business	79	23
Restructuring, non-cash	(25)	(194)
Other adjustments, net	(338)	(322)
Changes in operating assets and liabilities, net of acquisition and sale of business:
Accounts receivable	6,414	(36,826)
Inventories	(10,099)	(5,559)
Other current assets	(5,959)	(9,690)
Other long-term assets	(1,087)	(4,824)
Accounts payable, other current liabilities, and taxes payable	10,529	48,412
Wages and benefits payable	(48,692)	(40,561)
Unearned revenue	39,113	35,738
Warranty	241	1,489
Restructuring	(8,328)	(7,166)
Other operating, net	(2,950)	(18,295)
Net cash provided by operating activities	72,117	41,308

Investing activities
Acquisitions of property, plant, and equipment	(4,639)	(7,145)
Business acquisitions, net of cash and cash equivalents acquired	—	(34,126)
Other investing, net	5	125
Net cash used in investing activities	(4,634)	(41,146)

Financing activities
Issuance of common stock	2,195	1,564
Prepaid debt fees	(175)	(206)
Other financing, net	(259)	(281)
Net cash provided by financing activities	1,761	1,077

Effect of foreign exchange rate changes on cash and cash equivalents	2,786	(2,682)
Increase (decrease) in cash and cash equivalents	72,030	(1,443)
Cash and cash equivalents at beginning of period	1,051,237	302,049
Cash and cash equivalents at end of period	$1,123,267	$300,606

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$34,663	$14,014
Interest	6,608	322
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms "we", "us", "our", "Itron", and the "Company" refer to Itron, Inc. and its subsidiaries.

Note 1:    Summary of Significant Accounting Policies

Financial Statement Preparation
The consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024, Consolidated Statements of Equity for the three months ended March 31, 2025 and 2024, the Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, and the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the full year or for any other period.

Certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been partially or completely omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) regarding interim results. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2024 filed with the SEC in our Annual Report on Form 10-K on February 25, 2025 (2024 Annual Report). There have been no significant changes in financial statement preparation or significant accounting policies since December 31, 2024.

Restricted Cash and Cash Equivalents
Cash and cash equivalents that are contractually restricted from operating use are classified as restricted cash and cash equivalents. We had $1.8 million pledged for standby letters of credit as of March 31, 2025 and December 31, 2024.

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

Recent Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Improvements to Income Tax Disclosures, which amends Income Taxes (Topic 740). The FASB issued this update to improve annual basis income tax disclosures related to (1) rate reconciliation, (2) income taxes paid, and (3) other disclosures related to pretax income (or loss) and income tax expense (or benefit) from continuing operations. The effective date for this amendment is January 1, 2025, with early adoption permitted. These amendments are to be applied on a prospective basis; however, retrospective application is permitted. We plan to adopt the standard when it becomes effective for us beginning in our fiscal year 2025 annual financial statements, and we expect the adoption of the standard will impact certain areas of our income tax disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The new guidance is intended to enhance transparency and disclosures by requiring public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU is effective for our annual report as of December 31, 2027, and for interim reporting periods beginning in the first quarter of 2028, with early adoption permitted. We are in the process of evaluating the impact that the adoption of this ASU will have on our consolidated financial statements and related disclosures.

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

Note 2:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended March 31,
In thousands, except per share data	2025	2024
Net income available to common shareholders	$65,474	$51,721

Weighted average common shares outstanding - Basic	45,338	45,652
Dilutive effect of stock-based awards	834	705
Dilutive effect of convertible notes	—	—
Weighted average common shares outstanding - Diluted	46,172	46,357
Net income per common share - Basic	$1.44	$1.13
Net income per common share - Diluted	$1.42	$1.12

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase our common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise and the future compensation cost associated with the stock award. Approximately 16,000 and 57,000 stock-based awards were excluded from the calculation of diluted EPS for the three months ended March 31, 2025 and 2024 because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Convertible Notes and Share Hedges

2021 Notes, Warrants and Call Option Transactions
For our convertible notes issued in March 2021 (the 2021 Notes), the dilutive effect is calculated using the if-converted method. We are required, pursuant to the indenture governing the notes, to settle the principal amount in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the notes were converted. The average closing prices of our common stock for the quarter ended March 31, 2025 were used as the basis for determining the dilutive effect on EPS. The quarterly average closing prices for our common stock did not exceed the conversion price of $126.00, and therefore all associated shares were anti-dilutive.

In conjunction with the issuance of the 2021 Notes, we sold warrants to purchase 3.7 million shares of Itron common stock. The warrants have a strike price of $180.00 per share. For calculating the dilutive effect of the warrants, we use the treasury stock method. With this method, we assume exercise of the warrants at the beginning of the period, or at time of issuance if later, and the issuance of common stock upon exercise. Proceeds from the exercise of the warrants are assumed to be used to repurchase shares of our stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be exercised with the warrants less the number of shares repurchased, are included in diluted weighted average common shares outstanding. For periods where the warrants strike price of $180.00 per share is greater than the average share price of Itron stock for the period, the warrants would be anti-dilutive. For the three months ended March 31, 2025, the quarterly average closing prices of our common stock did not exceed the warrant strike price and therefore 3.7 million shares were considered anti-dilutive.

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

2024 Notes and Capped Call Transactions
For our convertible notes issued in June 2024 (the 2024 Notes), the dilutive effect is calculated using the if-converted method. We are required, pursuant to the indenture governing our convertible notes, to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the convertible notes were converted. The average closing prices of our common stock for the quarter ended March 31, 2025 were used as the basis for determining the dilutive effect on EPS. The quarterly average closing prices for our common stock did not exceed the conversion price of $131.24, and therefore all associated shares were anti-dilutive.

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

Note 3:    Certain Balance Sheet Components

A summary of accounts receivable from contracts with customers is as follows:

Accounts receivable, net
In thousands	March 31, 2025	December 31, 2024
Trade receivables (net of allowance of $1,637 and $417)	$316,429	$295,341
Unbilled receivables	30,170	55,132
Total accounts receivable, net	$346,599	$350,473

Allowance for credit losses account activity	Three Months Ended March 31,
In thousands	2025	2024
Beginning balance	$417	$738
Provision for doubtful accounts, net	1,200	22
Accounts recovered (written-off), net	13	(26)
Effect of change in exchange rates	7	(12)
Ending balance	$1,637	$722

Inventories
In thousands	March 31, 2025	December 31, 2024
Raw materials	$205,943	$198,995
Work in process	16,299	16,679
Finished goods	59,636	55,051
Total inventories	$281,878	$270,725

Property, plant, and equipment, net
In thousands	March 31, 2025	December 31, 2024
Machinery and equipment	$297,514	$294,237
Computers and software	120,913	119,818
Buildings, furniture, and improvements	102,956	115,372
Land	8,539	8,513
Construction in progress, including purchased equipment	21,184	22,247
Total cost	551,106	560,187
Accumulated depreciation	(438,653)	(444,759)
Property, plant, and equipment, net	$112,453	$115,428

Depreciation expense	Three Months Ended March 31,
In thousands	2025	2024
Depreciation expense	$7,589	$8,758

Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization (accretion) of our intangible assets, other than goodwill, were as follows:

	March 31, 2025			December 31, 2024
In thousands	Gross	Accumulated (Amortization) Accretion	Net	Gross	Accumulated (Amortization) Accretion	Net
Intangible Assets
Core-developed technology	$48,073	$(37,542)	$10,531	$48,048	$(36,661)	$11,387
Customer contracts and relationships	321,125	(294,265)	26,860	315,744	(285,441)	30,303
Trademarks and trade names	30,783	(29,430)	1,353	30,793	(29,374)	1,419
Other	11,023	(11,023)	—	11,023	(11,023)	—
Total intangible assets	$411,004	$(372,260)	$38,744	$405,608	$(362,499)	$43,109

Estimated future annual amortization is as follows:

Year Ending December 31,	Estimated Annual Amortization
In thousands
2025 (amount remaining at March 31, 2025)	$13,182
2026	13,666
2027	8,272
2028	2,681
2029	576
Thereafter	367
Total intangible assets subject to amortization	$38,744

We recognize all amortization expense within Amortization of intangible assets in the Consolidated Statements of Operations. These expenses relate to intangible assets acquired as part of business combinations.

Note 5:    Goodwill

The following table reflects changes in the carrying amount of goodwill for the three months ended March 31, 2025:

In thousands	Device Solutions	Networked Solutions	Outcomes	Total Company
Goodwill balance at January 1, 2025	$—	$894,819	$157,311	$1,052,130
Effect of change in exchange rates	—	9,142	1,393	10,535
Goodwill balance at March 31, 2025	$—	$903,961	$158,704	$1,062,665

Note 6:    Debt

The components of our borrowings were as follows:

In thousands	March 31, 2025	December 31, 2024
Credit facility
Multicurrency revolving line of credit	$—	$—
2021 Convertible notes	460,000	460,000
2024 Convertible notes	805,000	805,000
Total debt	$1,265,000	$1,265,000

Current portion of debt, gross	$460,000	$—
Less: unamortized prepaid debt fees - current portion of debt	2,253	—
Current portion of debt, net	$457,747	$—

Long-term debt, gross	$805,000	$1,265,000
Less: unamortized prepaid debt fees - long-term debt	18,863	22,576
Long-term debt, net	$786,137	$1,242,424

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

The 2018 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2018 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries. This includes a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2018 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2018 credit facility includes debt covenants, which contain certain financial thresholds and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the 2018 credit facility at March 31, 2025.

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

As of March 31, 2025, there were no outstanding loan balances under the 2018 credit facility, and $45.8 million was utilized by outstanding standby letters of credit, resulting in $454.2 million available for additional borrowings. As of March 31, 2025, $254.2 million was available for additional standby letters of credit under the letter of credit sub-facility, and no amounts were outstanding under the swingline sub-facility.

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

Debt Maturities
The amount of required minimum principal payments on our long-term debt in aggregate over the next five years is as follows:

Year Ending December 31,	Minimum Payments
In thousands
2025 (amount remaining at March 31, 2025)	$—
2026	460,000
2027	—
2028	—
2029	—
Thereafter	805,000
Total minimum payments on debt	$1,265,000

Note 7:    Derivative Financial Instruments

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Refer to Note 13: Shareholders' Equity and Note 14: Fair Value of Financial Instruments for additional disclosures on our derivative instruments.

Derivatives Not Designated as Hedging Relationships
We are exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of March 31, 2025, a total of 32 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar, and various other currencies, with notional amounts ranging from $112,486 to $23.5 million.

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

Amounts recognized on the Consolidated Balance Sheets consist of:

In thousands	March 31, 2025	December 31, 2024
Assets
Plan assets in other long-term assets	$134	$133
Liabilities
Current portion of pension benefit obligation in wages and benefits payable	$4,571	$4,123
Long-term portion of pension benefit obligation	61,253	59,537
Pension benefit obligation, net	$65,690	$63,527

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

Net periodic pension benefit cost for our plans include the following components:

	Three Months Ended March 31,
In thousands	2025	2024
Service cost	$658	$635
Interest cost	698	681
Expected return on plan assets	(73)	(73)
Amortization of prior service costs	—	34
Amortization of actuarial net loss	(55)	(85)
Net periodic benefit cost	$1,228	$1,192

The components of net periodic benefit cost, other than the service cost component, are included in total other income (expense) on the Consolidated Statements of Operations.

Note 9:    Stock-Based Compensation

We grant stock-based compensation awards, including restricted stock units, phantom stock, and unrestricted stock units, under the Second Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan). Prior to December 31, 2020, stock options were also granted as part of the stock-based compensation awards. In the Stock Incentive Plan, we have 13,991,273 shares of common stock authorized for issuance subject to stock splits, dividends, and other similar events, and at March 31, 2025, 3,852,873 shares were available for grant. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied. These shares are subject to a fungible share provision such that the authorized share available for grant under the Plan is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

We also award phantom stock units, which are settled in cash upon vesting and accounted for as liability-based awards, with no impact to the shares available for grant.

In addition, we maintain the Employee Stock Purchase Plan (ESPP), for which 469,917 shares of common stock were available for future issuance at March 31, 2025.

ESPP activity and stock-based grants other than stock options and restricted stock units were not significant for the three months ended March 31, 2025 and 2024.

Stock-Based Compensation Expense
Total stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended March 31,
In thousands	2025	2024
Restricted stock units	$16,338	$11,093
Unrestricted stock awards	220	336
Phantom stock units	699	1,449
Total stock-based compensation	$17,257	$12,878

Related tax benefit	$4,072	$2,799

Stock Options
A summary of our stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	In thousands		Years	In thousands
Outstanding, January 1, 2024	363	$61.36	4.0	$5,886
Granted	—	—			$—
Exercised	(19)	44.61		769
Forfeited	—	—
Canceled	—	—
Outstanding, March 31, 2024	344	$62.27	3.8	$10,419

Outstanding, January 1, 2025	274	$64.55	3.2	$12,087
Granted	—	—			$—
Exercised	(39)	36.05		2,906
Forfeited	—	—
Canceled	—	—
Outstanding, March 31, 2025	235	$69.35	3.4	$8,322

Exercisable, March 31, 2025	235	$69.35	3.4	$8,322

At March 31, 2025, all stock-based compensation expense related to nonvested stock options has been recognized.

Restricted Stock Units
The following table summarizes restricted stock unit activity:

In thousands, except fair value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, January 1, 2024	751
Granted	397	$74.85
Released (1)	(306)		$22,962
Forfeited	(6)
Outstanding, March 31, 2024	836

Outstanding, January 1, 2025	831	$67.71
Granted	303	97.85
Released (1)	(392)	66.18	$37,264
Forfeited	(10)	82.25
Outstanding, March 31, 2025	732	80.98

Vested but not released, March 31, 2025	18		$1,853

(1) Shares released is presented as gross shares and does not reflect shares withheld by us for employee payroll tax obligations.

At March 31, 2025, total unrecognized compensation expense on restricted stock units was $78.2 million, which is expected to be recognized over a weighted average period of approximately 1.9 years.

The weighted average assumptions used to estimate the fair value of performance-based restricted stock units granted with a service and market condition and the resulting weighted average fair value are as follows:

	Three Months Ended March 31,
	2025	2024
Expected volatility	40.7%	45.7%
Risk-free interest rate	4.3%	4.4%
Expected term (years)	2.9	2.9

Weighted average fair value	$105.52	$83.26

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

Our tax rate for the three months ended March 31, 2025 of 21% was in line with the federal statutory rate of 21% and overall was impacted by the effect of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, the effect of cross-border tax laws, nondeductible executive compensation, a benefit related to stock-based compensation, tax credits, state taxes, and uncertain tax positions.

While our tax rate for the three months ended March 31, 2024 of 21% was in line with the federal statutory rate of 21%, it was overall impacted by the effect of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, U.S. taxation of foreign earnings including GILTI (Global Intangible Low Taxed Income) tax, net of Section 250 deduction (largely driven by research and development capitalization), Subpart F income, a benefit related to stock-based compensation, tax credits, state taxes, and uncertain tax positions.

The Organization for Economic Cooperation and Development (OECD) guidance under the Base Erosion and Profit Shifting (BEPS) initiative aims to minimize perceived tax abuses and modernize global tax policy, including the implementation of a global minimum effective tax rate of 15%. In December 2022, the Council of the European Union adopted OECD Pillar 2 for implementation by European Union member states by December 31, 2023. The resulting legislation in most countries where Itron has significant operations took effect for calendar year 2024. The OECD continues to release more guidance on these rules and framework and we are evaluating the impact to our financial position. These enactments or amendments could adversely affect our tax rate and ultimately result in a negative impact on our operating results and cash flows. Consistent with calculations for calendar year 2024, the Company anticipates it will meet the safe harbors in most jurisdictions in 2025, and any remaining top-up tax should be immaterial.

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense recognized were as follows:

	Three Months Ended March 31,
In thousands	2025	2024
Net interest and penalties expense	$1,142	$474

Accrued interest and penalties recognized were as follows:

In thousands	March 31, 2025	December 31, 2024
Accrued interest	$7,580	$6,418
Accrued penalties	300	293

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate were as follows:

In thousands	March 31, 2025	December 31, 2024
Unrecognized tax benefits related to uncertain tax positions	$107,024	$106,132
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	107,012	106,122

At March 31, 2025, we are under examination by certain tax authorities. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or cash flows.

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

Our available lines of credit, outstanding standby LOCs, and bonds were as follows:

In thousands	March 31, 2025	December 31, 2024
Credit facility
Multicurrency revolving line of credit	$500,000	$500,000
Standby LOCs issued and outstanding	(45,775)	(46,013)
Net available for additional borrowings under the multicurrency revolving line of credit	$454,225	$453,987

Net available for additional standby LOCs under sub-facility	$254,225	$253,987

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$89,838	$87,230
Standby LOCs issued and outstanding	(22,378)	(19,541)
Short-term borrowings	—	—
Net available for additional borrowings and LOCs	$67,460	$67,689

Unsecured surety bonds in force	$362,830	$363,097

In the event any such standby LOC or bond were called, we would be obligated to reimburse the issuer of the standby LOC or bond. As of May 1, 2025, we are not aware of any valid claims against our outstanding standby LOCs or bonds.

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

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended March 31,
In thousands	2025	2024
Beginning balance	$22,141	$22,164
New product warranties	1,316	1,698
Other adjustments and expirations, net	764	1,480
Claims activity	(1,839)	(1,690)
Effect of change in exchange rates	135	(77)
Ending balance	22,517	23,575
Less: current portion of warranty	14,934	15,812
Long-term warranty	$7,583	$7,763

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to insurance and supplier recoveries, other changes and adjustments to warranties, and customer claims.

Warranty expense was as follows:

	Three Months Ended March 31,
In thousands	2025	2024
Total warranty expense	$2,080	$3,178

Note 12:    Restructuring

2023 Projects
On February 23, 2023, our Board of Directors approved a restructuring plan (the 2023 Projects). The 2023 Projects include activities that continue Itron's efforts to optimize its global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects are substantially complete as of March 31, 2025.

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2023 Projects were as follows:

In thousands	Total Expected Costs at March 31, 2025	Costs Recognized in Prior Periods	Adjustments Recognized During the Three Months Ended March 31, 2025	Expected Remaining Costs to be Recognized at March 31, 2025
Employee severance costs	$40,857	$42,078	$(1,221)	$—
Asset impairments & net loss (gain) on sale or disposal	1,124	1,149	(25)	—
Other restructuring costs	9,275	6,947	693	1,635
Total	$51,256	$50,174	$(553)	$1,635

The following table summarizes the activity within the restructuring related balance sheet accounts for the 2023 Projects during the three months ended March 31, 2025:

In thousands	Accrued Employee Severance	Asset Impairments & Net Loss (Gain) on Sale or Disposal	Other Accrued Costs	Total
Beginning balance, January 1, 2025	$38,115	$—	$3,216	$41,331
Costs charged to expense	(1,221)	(25)	693	(553)
Cash payments	(8,025)	—	(1,223)	(9,248)
Cash receipts	—	22	—	22
Net assets disposed and impaired	—	3	—	3
Effect of change in exchange rates	1,435	—	32	1,467
Ending balance, March 31, 2025	$30,304	$—	$2,718	$33,022

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

The current portions of restructuring liabilities were $19.3 million and $24.3 million as of March 31, 2025 and December 31, 2024 and are classified within other current liabilities on the Consolidated Balance Sheets. The long-term portions of restructuring liabilities were $13.7 million and $17.0 million as of March 31, 2025 and December 31, 2024. The long-term portions of restructuring liabilities are classified within other long-term obligations on the Consolidated Balance Sheets and include severance accruals and facility exit costs.

Note 13:    Shareholders' Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up of the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock would be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at March 31, 2025 or December 31, 2024.

Stock Repurchase Programs
Effective September 19, 2024, Itron's Board of Directors authorized a repurchase up to $100 million of our common stock over an 18-month period (the 2024 Stock Repurchase Program). The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. We have repurchased no shares under the 2024 Stock Repurchase Program.

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

Accumulated Other Comprehensive Income (Loss)
The changes in the components of accumulated other comprehensive income (loss) (AOCI), net of tax, were as follows:

In thousands	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Benefit Obligation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2024	$(67,643)	$(210)	$(14,380)	$1,043	$(81,190)
OCI before reclassifications	(10,851)	—	—	—	(10,851)
Amounts reclassified from AOCI	—	—	—	(57)	(57)
Total other comprehensive income (loss)	(10,851)	—	—	(57)	(10,908)
Balances at March 31, 2024	$(78,494)	$(210)	$(14,380)	$986	$(92,098)

Balances at January 1, 2025	$(97,556)	$(210)	$(14,380)	$2,215	$(109,931)
OCI before reclassifications	13,598	—	—	—	13,598
Amounts reclassified from AOCI	—	—	—	(50)	(50)
Total other comprehensive income (loss)	13,598	—	—	(50)	13,548
Balances at March 31, 2025	$(83,958)	$(210)	$(14,380)	$2,165	$(96,383)

The before-tax, income tax (provision) benefit, and net-of-tax amounts related to each component of other comprehensive income (OCI) were as follows:

	Three Months Ended March 31,
In thousands	2025	2024
Before-tax amount
Foreign currency translation adjustment	$13,620	$(10,908)
Net defined benefit plan (gain) loss reclassified to net income (loss)	(55)	(51)
Total other comprehensive income (loss), before tax	$13,565	$(10,959)

Tax (provision) benefit
Foreign currency translation adjustment	$(22)	$57
Net defined benefit plan (gain) loss reclassified to net income (loss)	5	(6)
Total other comprehensive income (loss) tax (provision) benefit	$(17)	$51

Net-of-tax amount
Foreign currency translation adjustment	$13,598	$(10,851)
Net defined benefit plan (gain) loss reclassified to net income (loss)	(50)	(57)
Total other comprehensive income (loss), net of tax	$13,548	$(10,908)

Note 14:    Fair Value of Financial Instruments

The fair values at March 31, 2025 and December 31, 2024 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	March 31, 2025		December 31, 2024
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit facility
Multicurrency revolving line of credit	$—	$—	$—	$—
Convertible notes	1,243,884	1,309,590	1,242,424	1,330,670

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

Outcomes – This segment primarily includes our value-added, enhanced software and services in which we enable grid edge intelligence and manage, organize, analyze, and interpret raw, anonymized data using artificial intelligence, machine learning, statistical modeling, and other analytics. This delivers new value for utilities and smart cities through improving decision making, maximizing operational profitability, engaging consumers, enhancing resource efficiency, and improving grid resiliency and reliability. Outcomes supports high-value use cases, such as data management, grid operations, distributed intelligence, AMI operations, gas distribution and safety, water operations management, revenue assurance, DERMs, energy forecasting, consumer engagement, smart payment, and fleet energy resource management. Utilities leverage these outcomes to unlock the capabilities of their networks and devices, improve the productivity of their workforce, increase the reliability of their operations, manage and optimize the proliferation of distributed energy resources (DERs), address grid complexity, and enhance the customer experience. Revenue from these offerings are primarily recurring in nature and would include any direct management of Device Solutions, Networked Solutions, and other third-parties' products on behalf of our end customers.

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

Information about our reporting segments and Corporate unallocated and the reconciliation to income before income taxes was as follows:

Three Months Ended March 31, 2025
In thousands	Device Solutions	Networked Solutions	Outcomes	Segments Subtotal	Corporate Unallocated	Consolidated
Product revenues	$125,387	$374,522	$23,232	$523,141
Service revenues	484	28,210	55,316	84,010
Total revenues	125,871	402,732	78,548	607,151
Cost of revenues	88,118	254,018	47,796	389,932
Gross profit	37,753	148,714	30,752	217,219
Sales, general and administrative	3,328	6,680	4,077	14,085
Research and development	3,954	25,925	12,345	42,224
Corporate unallocated expenses	—	—	—	—	84,697
Total other income (expense)	—	—	—	—	6,066
Income before income taxes	$30,471	$116,109	$14,330	$160,910	$(78,631)	$82,279

Three Months Ended March 31, 2024
In thousands	Device Solutions	Networked Solutions	Outcomes	Segments Subtotal	Corporate Unallocated	Consolidated
Product revenues	$125,908	$381,305	$20,609	$527,822
Service revenues	844	26,211	48,565	75,620
Total revenues	126,752	407,516	69,174	603,442
Cost of revenues	96,688	256,491	44,884	398,063
Gross profit	30,064	151,025	24,290	205,379
Sales, general and administrative	3,781	6,499	4,027	14,307
Research and development	4,580	27,848	11,172	43,600
Corporate unallocated expenses	—	—	—	—	84,672
Total other income (expense)	—	—	—	—	2,416
Income before income taxes	$21,703	$116,678	$9,091	$147,472	$(82,256)	$65,216

For the three months ended March 31, 2025 and 2024, no single customer represented more than 10% of total company revenue.

Revenues by region were as follows:

	Three Months Ended March 31,
In thousands	2025	2024
United States and Canada	$486,212	$482,096
Europe, Middle East, and Africa	96,326	98,656
Asia Pacific	24,613	22,690
Total Company	$607,151	$603,442

Depreciation expense is allocated to the operating segments based upon each segment's use of the assets. All amortization expense is recognized within Corporate unallocated. Depreciation and amortization of intangible assets expense associated with our operating segments was as follows:

	Three Months Ended March 31,
In thousands	2025	2024
Device Solutions	$2,105	$2,598
Networked Solutions	3,563	4,018
Outcomes	1,338	1,456
Corporate unallocated	5,062	4,672
Total Company	$12,068	$12,744

Note 16: Revenues

A summary of significant net changes in the contract assets and the contract liabilities balances during the period is as follows:

In thousands	Contract Liabilities, Less Contract Assets
Beginning balance, January 1, 2025	$127,557
Revenues recognized from beginning contract liability	(56,028)
Cumulative catch-up adjustments	(166)
Increases due to amounts collected or due	118,848
Revenues recognized from current period increases	(13,922)
Other	277
Ending balance, March 31, 2025	$176,566

On January 1, 2025, total contract assets were $65.4 million and total contract liabilities were $193.0 million. On March 31, 2025, total contract assets were $55.2 million and total contract liabilities were $231.8 million. The contract assets primarily relate to contracts that include a retention clause and allocations related to contracts with multiple performance obligations. The contract liabilities primarily relate to deferred revenue, such as extended warranty and maintenance agreements. The cumulative catch-up adjustments relate to contract modifications, measure-of-progress changes, and changes in the estimate of the transaction price.

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

Total transaction price allocated to remaining performance obligations related to contracts is approximately $1.1 billion for the next 12 months and approximately $1.2 billion for periods longer than 12 months. The total remaining performance obligations consist of product and service components. The service component relates primarily to maintenance agreements for which customers pay a full year's maintenance in advance, and service revenues are generally recognized over the service period. Total transaction price allocated to remaining performance obligations also includes our extended warranty contracts, for which revenue is recognized over the extended warranty period, and hardware, which is recognized as units are delivered. The estimate of when remaining performance obligations will be recognized requires significant judgment.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes included in this report and with the consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission (SEC) in our Annual Report on Form 10-K on February 25, 2025 (2024 Annual Report).

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

Certain Forward-Looking Statements

This report contains, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical factors nor assurances of future performance. These statements are based on our expectations about, among others, revenues, operations, financial performance, earnings, liquidity, earnings per share, cash flows and restructuring activities including headcount reductions and other cost savings initiatives. This document reflects our current strategy, plans and expectations and is based on information currently available as of the date of this Quarterly Report on Form 10-Q. When we use words such as "expect", "intend", "anticipate", "believe", "plan", "goal", "seek", "project", "estimate", "future", "strategy", "objective", "may", "likely", "should", "will", "will continue", and similar expressions, including related to future periods, they are intended to identify forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. Although we believe the estimates and assumptions upon which these forward-looking statements are based are reasonable, any of these estimates or assumptions could prove to be inaccurate and the forward-looking statements based on these estimates and assumptions could be incorrect. Our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a variety of factors. Therefore, you should not rely on any of these forward-looking statements. Some of the factors that we believe could affect our results include our ability to execute on our restructuring plans, our ability to achieve estimated cost savings, the rate and timing of customer demand for our products, rescheduling of current customer orders, changes in estimated liabilities for product warranties, adverse impacts of litigation, changes in laws, regulations, tariffs, sanctions, trade policies and retaliatory responses, our dependence on new product development and intellectual property, future acquisitions, changes in estimates for stock-based and bonus compensation, increasing volatility in foreign exchange rates, international business risks, uncertainties caused by adverse economic conditions, including without limitation those resulting from extraordinary events or circumstances and other factors that are more fully described in Part I, Item 1A: Risk Factors included in our 2024 Annual Report and other reports on file with the SEC. We undertake no obligation to update or revise any forward-looking statement, whether written or oral.

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

Outcomes – This segment primarily includes our value-added, enhanced software and services in which we enable grid edge intelligence and manage, organize, analyze, and interpret raw, anonymized data using artificial intelligence, machine learning, statistical modeling, and other analytics. This delivers new value for utilities and smart cities through improving decision making, maximizing operational profitability, engaging consumers, enhancing resource efficiency, and improving grid resiliency and reliability. Outcomes supports high-value use cases, such as data management, grid operations, distributed intelligence, AMI operations, gas distribution and safety, water operations management, revenue assurance, DERMs, energy forecasting, consumer engagement, smart payment, and fleet energy resource management. Utilities leverage these outcomes to unlock the capabilities of their networks and devices, improve the productivity of their workforce, increase the reliability of their operations, manage and optimize the proliferation of distributed energy resources (DERs), address grid complexity, and enhance the customer experience. Revenue from these offerings are primarily recurring in nature and would include any direct management of Device Solutions, Networked Solutions, and other third-parties' products on behalf of our end customers.

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

Total Company Highlights

Highlights and significant developments for the three months ended March 31, 2025 compared with the three months ended March 31, 2024
•Revenues were $607.2 million compared with $603.4 million in 2024, an increase of $3.7 million, or 1%
•Gross margin was 35.8% compared with 34.0% in 2024
•Operating expenses decreased $1.6 million, or 1%, compared with 2024
•Net income attributable to Itron, Inc. was $65.5 million compared with net income of $51.7 million in 2024
•GAAP diluted EPS increased by $0.30 to $1.42 in 2025
•Non-GAAP net income attributable to Itron, Inc. was $70.1 million compared with $57.3 million in 2024
•Non-GAAP diluted EPS was $1.52, an increase of $0.28 compared with 2024
•Adjusted EBITDA was $87.9 million compared with $76.5 million in 2024
•Total backlog was $4.7 billion and twelve-month backlog was $1.6 billion at March 31, 2025, compared with $4.3 billion and $1.9 billion at March 31, 2024

Stock Repurchase Programs
Effective September 19, 2024, Itron's Board of Directors authorized a repurchase up to $100 million of our common stock over an 18-month period (the 2024 Stock Repurchase Program). The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. We have repurchased no shares under the 2024 Stock Repurchase Program.

Total Company GAAP and Non-GAAP Highlights and Endpoints Under Management:

	Three Months Ended March 31,
In thousands, except margin and per share data	2025	2024	% Change
GAAP
Revenues
Product revenues	$523,141	$527,822	(1)%
Service revenues	84,010	75,620	11%
Total revenues	607,151	603,442	1%

Gross profit	217,219	205,379	6%
Operating expenses	141,006	142,579	(1)%
Operating income	76,213	62,800	21%
Other income (expense)	6,066	2,416	151%
Income tax provision	(16,929)	(13,429)	26%
Net income attributable to Itron, Inc.	65,474	51,721	27%

Non-GAAP(1)
Non-GAAP operating expenses	$136,950	$138,054	(1)%
Non-GAAP operating income	80,269	67,325	19%
Non-GAAP net income attributable to Itron, Inc.	70,110	57,291	22%
Adjusted EBITDA	87,931	76,480	15%

GAAP Margins and EPS
Gross margin
Product gross margin	33.8%	32.4%
Service gross margin	48.2%	45.3%
Total gross margin	35.8%	34.0%

Operating margin	12.6%	10.4%
Net income per common share - Basic	$1.44	$1.13
Net income per common share - Diluted	$1.42	$1.12

Non-GAAP EPS (1)
Non-GAAP diluted EPS	$1.52	$1.24
(1)These measures exclude certain expenses that we do not believe are indicative of our core operating results. See pages 40-43 for information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Definition of an Endpoint Under Management
An "endpoint under management" is a unique endpoint, or data from that endpoint, which Itron manages via our networked platform or a third party's platform that is connected to one or multiple types of endpoints. Itron's management of an endpoint occurs when, on behalf of our client, we manage one or more of the physical endpoints, operating system, data, application, data analytics, and/or outcome deriving from this unique endpoint. Itron has the ability to monitor and/or manage endpoints or the data from the endpoints via Network-as-a-Service (NaaS), Software-as-a-Service (SaaS), and/or a licensed offering at a remote location designated by our client. Our offerings typically, but not exclusively, provide an Itron product or Itron certified partner product to our clients that has the capability of one-way communication or two-way communication of data that may include remote product configuration and upgradability. Examples of these offerings include our Temetra, OpenWay®, OpenWay® Riva, and Gen X.

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

A summary of our endpoints under management is as follows:

	As of March 31,
Units in thousands	2025	2024
Endpoints under management	107,726	100,671

Results of Operations

Revenues and Gross Margin

The actual results of and effects of changes in foreign currency exchange rates on revenues and gross profit were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended March 31,
In thousands	2025	2024
Total Company
Revenues	$607,151	$603,442	$(5,235)	$8,944	$3,709
Gross profit	217,219	205,379	(1,109)	12,949	11,840

Revenues - Three months ended March 31, 2025 vs. Three months ended March 31, 2024
Total revenues increased $3.7 million, or 1%, compared with the same period in 2024. Product revenues decreased by $4.7 million, and service revenues increased by $8.4 million. Device Solutions decreased by $0.9 million; Networked Solutions decreased by $4.8 million; and Outcomes increased by $9.4 million when compared with the same period last year. Changes in exchange rates unfavorably impacted total revenues by $5.2 million.

Gross Margin - Three months ended March 31, 2025 vs. Three months ended March 31, 2024
Gross margin was 35.8%, compared with 34.0% in 2024. Product sales gross margin increased to 33.8%, compared with 32.4% in 2024, and gross margin on service revenues increased to 48.2%, compared with 45.3% in 2024.

Refer to Operating Segment Results section below for further detail on total company revenues and gross margin.

Operating Expenses

The actual results of and effects of changes in foreign currency exchange rates on operating expenses were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended March 31,
In thousands	2025	2024
Total Company
Sales, general and administrative	$86,911	$85,971	$(442)	$1,382	$940
Research and development	50,090	52,401	(43)	(2,268)	(2,311)
Amortization of intangible assets	4,479	3,986	(18)	511	493
Restructuring	(553)	198	(3)	(748)	(751)
Loss on sale of business	79	23	(2)	58	56
Total operating expenses	$141,006	$142,579	$(508)	$(1,065)	$(1,573)

Operating expenses decreased $1.6 million for the three months ended March 31, 2025 as compared with the same period in 2024. This was primarily the result of a $2.3 million decrease in research and development expenses driven by reduced labor costs.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended March 31,		% Change
In thousands	2025	2024
Interest income	$11,710	$3,846	204%
Amortization of prepaid debt fees	(1,781)	(888)	101%
Other interest expense	(3,812)	(1,005)	279%
Interest expense	(5,593)	(1,893)	195%
Other income (expense), net	(51)	463	NM
Total other income (expense)	$6,066	$2,416	151%

Total other income (expense) for the three months ended March 31, 2025 was income of $6.1 million, compared with income of $2.4 million in the same period in 2024. The increase in net other income for the three months ended March 31, 2025, as compared with the same period in 2024, was driven by the $7.9 million increase in interest income primarily due to interest earned from the cash proceeds of the 2024 Notes. This increase was offset by an increase in other interest expense driven by a $2.8 million interest accrual for the 2024 Notes recognized during the period. Refer to Item 1: Financial Statements (Unaudited), Note 6: Debt and Note 13: Shareholders' Equity included in this Quarterly Report on Form 10-Q for additional information.

Income Tax Provision

For the three months ended March 31, 2025, our income tax expense was $16.9 million, compared with income tax expense of $13.4 million for the same period in 2024. Our tax rate for the three months ended March 31, 2025 of 21% was in line with the federal statutory rate of 21% and overall was impacted by the effect of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, the effect of cross-border tax laws, nondeductible executive compensation, a benefit related to stock-based compensation, tax credits, state taxes, and uncertain tax positions. While our tax rate for the three months ended March 31, 2024 of 21% was in line with the federal statutory rate of 21%, it was overall impacted by the effect of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, U.S. taxation of foreign earnings including GILTI (Global Intangible Low Taxed Income), net of Section 250 deduction, Subpart F income, a benefit related to stock-based compensation, tax credits, state taxes, and uncertain tax positions.

The Organization for Economic Cooperation and Development (OECD) guidance under the Base Erosion and Profit Shifting (BEPS) initiative aims to minimize perceived tax abuses and modernize global tax policy, including the implementation of a global minimum effective tax rate of 15%. In December 2022, the Council of the European Union adopted OECD Pillar 2 for implementation by European Union member states by December 31, 2023. The resulting legislation in most countries where Itron has significant operations took effect for calendar year 2024. The OECD continues to release more guidance on these rules and framework, and we are evaluating the impact to our financial position. These enactments or amendments could adversely affect our tax rate and ultimately result in a negative impact on our operating results and cash flows. Consistent with calculations for calendar year 2024, the Company anticipates it will meet the safe harbors in most jurisdictions in 2025, and any remaining top-up tax should be immaterial.

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

Operating Segment Results

For a description of our operating segments, refer to Item 1: Financial Statements (Unaudited), Note 15: Segment Information included in this Quarterly Report on Form 10-Q. The following tables and discussion highlight significant changes in trends or components of each operating segment:

	Three Months Ended March 31,
In thousands	2025	2024	% Change
Segment revenues
Device Solutions	$125,871	$126,752	(1)%
Networked Solutions	402,732	407,516	(1)%
Outcomes	78,548	69,174	14%
Total revenues	$607,151	$603,442	1%

	Three Months Ended March 31,
	2025		2024
In thousands	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment gross profit and margin
Device Solutions	$37,753	30.0%	$30,064	23.7%
Networked Solutions	148,714	36.9%	151,025	37.1%
Outcomes	30,752	39.2%	24,290	35.1%
Total gross profit and margin	$217,219	35.8%	$205,379	34.0%

	Three Months Ended March 31,
In thousands	2025	2024	% Change
Segment operating expenses
Device Solutions	$7,282	$8,361	(13)%
Networked Solutions	32,605	34,347	(5)%
Outcomes	16,422	15,199	8%
Corporate unallocated	84,697	84,672	—%
Total operating expenses	$141,006	$142,579	(1)%

	Three Months Ended March 31,
	2025		2024
In thousands	Operating Income	Operating Margin	Operating Income	Operating Margin
Segment operating income and operating margin
Device Solutions	$30,471	24.2%	$21,703	17.1%
Networked Solutions	116,109	28.8%	116,678	28.6%
Outcomes	14,330	18.2%	9,091	13.1%
Corporate unallocated	(84,697)	NM	(84,672)	NM
Total operating income and operating margin	$76,213	12.6%	$62,800	10.4%

Device Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Device Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended March 31,
In thousands	2025	2024
Device Solutions Segment
Revenues	$125,871	$126,752	$(3,244)	$2,363	$(881)
Gross profit	37,753	30,064	(673)	8,362	7,689
Operating expenses	7,282	8,361	(45)	(1,034)	(1,079)

Revenues - Three months ended March 31, 2025 vs. Three months ended March 31, 2024
Revenues decreased $0.9 million, or 1%. The decrease was primarily from changes in foreign currency exchange rates, which unfavorably impacted revenues by $3.2 million. Revenues were impacted by increased smart water product sales, and partially offset by lower electric meter sales.

Gross Margin - Three months ended March 31, 2025 vs. Three months ended March 31, 2024
For the three months ended March 31, 2025, gross margin was 30.0%, compared with 23.7% for the same period in 2024. The 630 basis point increase over the prior year was primarily due to an improved product mix and manufacturing efficiencies.

Operating Expenses - Three months ended March 31, 2025 vs. Three months ended March 31, 2024
Operating expenses decreased $1.1 million, or 13%, for the first three months of 2025, compared with the same period in 2024. The decrease was primarily due to lower product development and marketing costs.

Networked Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Networked Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended March 31,
In thousands	2025	2024
Networked Solutions Segment
Revenues	$402,732	$407,516	$(1,611)	$(3,173)	$(4,784)
Gross profit	148,714	151,025	(282)	(2,029)	(2,311)
Operating expenses	32,605	34,347	(14)	(1,728)	(1,742)

Revenues - Three months ended March 31, 2025 vs. Three months ended March 31, 2024
Revenues decreased $4.8 million, or 1%, for the first three months of 2025, compared with the same period in 2024. The decrease was primarily due to an unusually large first quarter 2024 level, which included a significant amount of catch-up from previously constrained revenue.

Gross Margin - Three months ended March 31, 2025 vs. Three months ended March 31, 2024
Gross margin was 36.9% for the 2025 period, compared with 37.1% in 2024. The 20 basis point decrease was primarily related to unfavorable product mix.

Operating Expenses - Three months ended March 31, 2025 vs. Three months ended March 31, 2024
Operating expenses decreased $1.7 million, or 5%, for the first three months of 2025, compared with the same period in 2024. The decrease was primarily related to lower product development costs.

Outcomes

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Outcomes segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended March 31,
In thousands	2025	2024
Outcomes Segment
Revenues	$78,548	$69,174	$(379)	$9,753	$9,374
Gross profit	30,752	24,290	(154)	6,616	6,462
Operating expenses	16,422	15,199	(14)	1,237	1,223

Revenues - Three months ended March 31, 2025 vs. Three months ended March 31, 2024
Revenues increased $9.4 million, or 14%, for the first three months of 2025, compared with 2024. This increase was driven by managed services and maintenance, as well as software licenses. Changes in foreign currency exchange rates unfavorably impacted revenues by $0.4 million.

Gross Margin - Three months ended March 31, 2025 vs. Three months ended March 31, 2024
Gross margin increased to 39.2% for the period ending in 2025, compared with 35.1% for last year. The 410 basis point increase was driven by software license and services mix.

Operating Expenses - Three months ended March 31, 2025 vs. Three months ended March 31, 2024
Operating expenses for the first three months of 2025 increased $1.2 million, or 8%, compared with the same period last year. This was primarily related to increased product development investment.

Corporate Unallocated

Corporate Unallocated Expenses - Three months ended March 31, 2025 vs. Three months ended March 31, 2024
For the first three months of 2025, Corporate unallocated expenses were substantially flat compared with the 2024 period.

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

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
In millions
March 31, 2025	$530	$4,659	$1,593
December 31, 2024	1,403	4,734	1,767
September 30, 2024	487	3,970	1,716
June 30, 2024	447	4,093	1,809
March 31, 2024	361	4,272	1,927

Financial Condition

Cash Flow Information

	Three Months Ended March 31,
In thousands	2025	2024
Net cash provided by operating activities	$72,117	$41,308
Net cash used in investing activities	(4,634)	(41,146)
Net cash provided by financing activities	1,761	1,077
Effect of foreign exchange rate changes on cash and cash equivalents	2,786	(2,682)
Increase (decrease) in cash and cash equivalents	$72,030	$(1,443)

Cash and cash equivalents were $1.12 billion at March 31, 2025, compared with $1.05 billion at December 31, 2024. The $72.0 million increase in cash and cash equivalents during the 2025 period was primarily net cash provided by operations as a result of higher earnings.

Operating activities
Cash provided by operating activities during the three months in 2025 was $72.1 million compared with $41.3 million during the same period in 2024. The increase was primarily due to increased earnings and working capital conversion, partially offset by increased income tax payments in 2025.

Investing activities
During the three months ended March 31, 2025, net cash used in investing activities was $4.6 million compared with $41.1 million in 2024, resulting in a change of $36.5 million. The movement was primarily related to net cash used for the acquisition of Elpis Squared for $34.1 million in 2024 along with $2.5 million in reduced purchases of property, plant, and equipment in 2025 compared with the same period in 2024.

Financing activities
Net cash provided by financing activities during the three months in 2025 was $1.8 million, compared with net cash provided of $1.1 million for the same period in 2024. The change is due primarily to increased proceeds from the issuance of common stock.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations at March 31, 2025 was an increase of $2.8 million, compared with a decrease of $2.7 million for the same period in 2024. Our foreign currency exposure relates to non-U.S. dollar denominated balances in our international subsidiary operations.

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

	Three Months Ended March 31,
In thousands	2025	2024
Net cash provided by operating activities	$72,117	$41,308
Acquisitions of property, plant, and equipment	(4,639)	(7,145)
Free cash flow	$67,478	$34,163

Free cash flow increased due to higher operating cash flow and reduced spending on property, plant, and equipment. See the cash flow discussion of operating and investing activities above.

Off-balance sheet arrangements

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at March 31, 2025 and December 31, 2024 that we believe could reasonably likely have a current or future effect on our financial condition, results of operations, or cash flows.

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

Borrowings
We originally entered into our credit facility on January 5, 2018 (together with the subsequent eight amendments, the 2018 credit facility). The 2018 credit facility provides a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million standby letter of credit sub-facility and a $50 million swingline sub-facility. As of March 31, 2025, no amount was outstanding under the 2018 credit facility, and $45.8 million was utilized by outstanding standby letters of credit, resulting in $454.2 million available for borrowing. As of March 31, 2025, $254.2 million was available for additional standby letters of credit under the letter of credit sub-facility, and no amounts were outstanding under the swingline sub-facility. Amounts borrowed under the revolver may be repaid and reborrowed until the revolver's maturity on October 18, 2026, at which time all outstanding loans together with all accrued and unpaid interest must be repaid. However, that date may be advanced to December 14, 2025 if Itron does not settle or extend a sufficient portion of the outstanding 2021 convertible notes, as detailed in the seventh amendment.

On March 12, 2021, we closed the sale of $460 million in convertible notes (the 2021 Notes) in a private placement to qualified institutional buyers. These convertible notes do not bear regular interest, and the principal amount does not accrete. The convertible notes will mature on March 15, 2026, unless earlier repurchased, redeemed, or converted in accordance with their terms.

On June 21, 2024, we closed the sale of $805 million in convertible notes (the 2024 Notes) in a private placement to qualified institutional buyers. These convertible notes accrue interest at a rate of 1.375% per annum, payable semi-annually in arrears on January 15 and July 15 of each year, with the first payment made January 15, 2025. The notes will mature on July 15, 2030, unless earlier repurchased, redeemed, or converted in accordance with their terms.

For further description of our borrowings, refer to Item 1: Financial Statements (Unaudited), Note 6: Debt included in this Quarterly Report on Form 10-Q.

For a description of our letters of credit and performance bonds, and the amounts available for additional borrowings or letters of credit under our lines of credit, including the revolver that is part of our 2018 credit facility, refer to Item 1: Financial Statements (Unaudited), Note 11: Commitments and Contingencies included in this Quarterly Report on Form 10-Q.

Restructuring
On February 23, 2023, our Board of Directors approved a restructuring plan (the 2023 Projects). The 2023 Projects include activities that continue Itron's efforts to optimize its global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects are substantially complete as of March 31, 2025. For the three months ended March 31, 2025, we paid out $9.2 million related to all our restructuring projects. As of March 31, 2025, $33.0 million was accrued for all restructuring projects, of which $19.3 million is expected to be paid within the next 12 months and the remainder through 2027.

For further details regarding our restructuring activities, refer to Item 1: Financial Statements (Unaudited), Note 12: Restructuring included in this Quarterly Report on Form 10-Q.

Stock Repurchase Programs
Effective September 19, 2024, Itron's Board of Directors authorized a repurchase up to $100 million of our common stock over an 18-month period (the 2024 Stock Repurchase Program). The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. We have repurchased no shares under the 2024 Stock Repurchase Program.

Other Liquidity Considerations
We have tax credits and net operating loss carryforwards in various jurisdictions that are available to reduce cash taxes. However, utilization of tax credits and net operating losses are limited in certain jurisdictions. Based on current projections, we expect to pay, net of refunds, approximately $60 million in U.S federal taxes, $12 million in state taxes, and $16 million in local and foreign taxes during 2025. For a discussion of our tax provision and unrecognized tax benefits, see Item 1: Financial Statements (Unaudited), Note 10: Income Taxes included in this Quarterly Report on Form 10-Q.

As of March 31, 2025, we are under examination by certain tax authorities. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

As of March 31, 2025, there was $44.9 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. As a result of recent changes in U.S. tax legislation, any repatriation in the future would not result in U.S. federal income tax. Accordingly, there is no provision for U.S. deferred taxes on this cash. If this cash were repatriated to fund U.S. operations, additional withholding tax costs may be incurred. Tax is only one of the many factors that we consider in the management of global cash. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

In certain of our consolidated international subsidiaries, we have joint venture partners who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc., we consolidate them because we have a greater than 50% ownership interest and/or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. At March 31, 2025, $3.5 million of our consolidated cash balance was held in our joint venture entities. As a result, the minority shareholders of these entities have rights to their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from these entities.

General Liquidity Overview
We expect to grow through a combination of internal new research and development, licensing technology from and to others, distribution agreements, partnering arrangements, and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings, or the sale of our common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the next 12 months and into the foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the electricity, gas, and water utility industries, competitive pressures, our dependence on certain key vendors and components, changes in estimated liabilities for product warranties and/or litigation, supply constraints, future business combinations, capital market fluctuations, international risks, and other factors described under Part I, Item 1A: Risk Factors of our 2024 Annual Report, as well as Part I, Item 3: Quantitative and Qualitative Disclosures About Market Risk included in this Quarterly Report on Form 10-Q.

Contingencies

Refer to Item 1: Financial Statements (Unaudited), Note 11: Commitments and Contingencies included in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in the 2024 Annual Report and have not changed materially.

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

TOTAL COMPANY RECONCILIATIONS	Three Months Ended March 31,
In thousands, except per share data	2025	2024
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$141,006	$142,579
Amortization of intangible assets	(4,479)	(3,986)
Restructuring	553	(198)
Loss on sale of business	(79)	(23)
Acquisition and integration	(51)	(318)
Non-GAAP operating expenses	$136,950	$138,054

NON-GAAP OPERATING INCOME
GAAP operating income	$76,213	$62,800
Amortization of intangible assets	4,479	3,986
Restructuring	(553)	198
Loss on sale of business	79	23
Acquisition and integration	51	318
Non-GAAP operating income	$80,269	$67,325

NON-GAAP NET INCOME & DILUTED EPS
GAAP net income attributable to Itron, Inc.	$65,474	$51,721
Amortization of intangible assets	4,479	3,986
Amortization of debt placement fees	1,737	844
Restructuring	(553)	198
Loss on sale of business	79	23
Acquisition and integration	51	318
Income tax effect of non-GAAP adjustments	(1,157)	201
Non-GAAP net income attributable to Itron, Inc.	$70,110	$57,291

Non-GAAP diluted EPS	$1.52	$1.24

Non-GAAP weighted average common shares outstanding - Diluted	46,172	46,357

TOTAL COMPANY RECONCILIATIONS	Three Months Ended March 31,
In thousands, except per share data	2025	2024
ADJUSTED EBITDA
GAAP net income attributable to Itron, Inc.	$65,474	$51,721
Interest income	(11,710)	(3,846)
Interest expense	5,593	1,893
Income tax provision	16,929	13,429
Depreciation and amortization	12,068	12,744
Restructuring	(553)	198
Loss on sale of business	79	23
Acquisition and integration	51	318
Adjusted EBITDA	$87,931	$76,480

FREE CASH FLOW
Net cash provided by operating activities	$72,117	$41,308
Acquisitions of property, plant, and equipment	(4,639)	(7,145)
Free Cash Flow	$67,478	$34,163

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

Interest Rate Risk
We may be exposed to interest rate risk through variable rate debt instruments, namely the multicurrency revolving line of credit. At March 31, 2025, we had no outstanding variable rate debt.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future if we were to have variable rate debt outstanding.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. Revenues denominated in functional currencies other than the U.S. dollar were 25% of total revenues for the three months ended March 31, 2025 and 2024. These transactions expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro.

We are exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of March 31, 2025, a total of 32 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar, and various other currencies, with notional amounts ranging from $112,486 to $23.5 million.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:    Controls and Procedures

Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2025, the Company's disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal controls over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:    Legal Proceedings
Refer to Item 1: Financial Statements (Unaudited), Note 11: Commitments and Contingencies included in this Quarterly Report on Form 10-Q.

Item 1A:    Risk Factors
For a complete list of Risk Factors, refer to Part I, Item 1A: Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the Securities and Exchange Commission on February 25, 2025.

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable.
(b)Not applicable.
(c)Issuer Repurchase of Equity Securities.

Period	Total Number of Shares Purchased (1) (3)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				In thousands
January 1, 2025 through January 31, 2025	—	$—	—	$100,000
February 1, 2025 through February 28, 2025	—	—	—	100,000
March 1, 2025 through March 31, 2025	—	—	—	100,000
Total	—		—

(1)Effective September 19, 2024, Itron's Board of Directors authorized a repurchase program of up to $100 million of Itron's common stock over an 18-month period.
(2)Excludes commissions.
(3)Shares purchased may include shares transferred to us by certain employees who vested in restricted stock units and used shares to pay all, or a portion of, the related taxes.

Item 5:    Other Information
(a)No information was required to be disclosed in a report on Form 8-K during the first quarter of 2025 that was not reported.
(b)Not applicable.
(c)Insider Trading Arrangements
Our officers, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934 (the Exchange Act), and directors from time to time enter into contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) against liability for trading in securities on the basis of material nonpublic information. During the quarter ended March 31, 2025, the following Section 16 officers adopted, modified, or terminated trading arrangements (as defined in Item 408 of Regulation S-K of the Exchange Act):
•On March 4, 2025, Thomas L. Deitrich, President and Chief Executive Officer, adopted a written trading plan designed to be in effect until February 24, 2026 with respect to the exercise of up to 35,461 stock options of Itron, Inc. common stock, subject to certain conditions.
•On March 4, 2025, John F. Marcolini, Senior Vice President, Networked Solutions, adopted a written trading plan designed to be in effect until September 30, 2025 with respect to the sale of up to 6,904 shares and exercise of up to 3,783 stock options of Itron, Inc. common stock, subject to certain conditions.
•On March 6, 2025, Justin K. Patrick, Senior Vice President, Device Solutions, adopted a written trading plan designed to be in effect until December 31, 2025 with respect to the sale of up to 9,036 shares of Itron, Inc. common stock, subject to certain conditions.

Item 6:    Exhibits

Exhibit Number	Description of Exhibits
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Itron, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITRON, INC.

May 1, 2025	By:	/s/ JOAN S. HOOPER
Date		Joan S. Hooper
Senior Vice President and Chief Financial Officer