Form 10-Q
period 2025-06-30
ITRON, INC.
filed 2025-07-31
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 25, 2025, there were outstanding 45,717,933 shares of the registrant's common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1:    Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2025	2024	2025	2024
Revenues
Product revenues	$517,184	$532,907	$1,040,325	$1,060,729
Service revenues	89,577	76,162	173,587	151,782
Total revenues	606,761	609,069	1,213,912	1,212,511
Cost of revenues
Product cost of revenues	337,394	356,747	683,836	713,454
Service cost of revenues	45,749	41,862	89,239	83,218
Total cost of revenues	383,143	398,609	773,075	796,672
Gross profit	223,618	210,460	440,837	415,839

Operating expenses
Sales, general and administrative	87,615	88,413	174,526	174,384
Research and development	53,810	53,053	103,900	105,454
Amortization of intangible assets	4,543	4,511	9,022	8,497
Restructuring	1,237	(99)	684	99
(Gain) loss on sale of business	—	(65)	79	(42)
Total operating expenses	147,205	145,813	288,211	288,392

Operating income	76,413	64,647	152,626	127,447
Other income (expense)
Interest income	12,303	5,128	24,013	8,974
Interest expense	(5,648)	(2,290)	(11,241)	(4,183)
Other income (expense), net	414	(445)	363	18
Total other income (expense)	7,069	2,393	13,135	4,809

Income before income taxes	83,482	67,040	165,761	132,256
Income tax provision	(14,730)	(15,180)	(31,659)	(28,609)
Net income	68,752	51,860	134,102	103,647
Net income attributable to noncontrolling interests	412	542	288	608
Net income attributable to Itron, Inc.	$68,340	$51,318	$133,814	$103,039

Net income per common share - Basic	$1.50	$1.12	$2.94	$2.25
Net income per common share - Diluted	$1.47	$1.10	$2.89	$2.22

Weighted average common shares outstanding - Basic	45,633	45,745	45,486	45,698
Weighted average common shares outstanding - Diluted	46,380	46,526	46,276	46,441
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2025	2024	2025	2024
Net income	$68,752	$51,860	$134,102	$103,647

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	36,570	(5,418)	50,168	(16,269)
Pension benefit obligation adjustment	(56)	(516)	(106)	(573)
Total other comprehensive income (loss), net of tax	36,514	(5,934)	50,062	(16,842)

Total comprehensive income (loss), net of tax	105,266	45,926	184,164	86,805

Comprehensive income (loss) attributable to noncontrolling interests, net of tax	412	542	288	608
Comprehensive income (loss) attributable to Itron, Inc.	$104,854	$45,384	$183,876	$86,197
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

In thousands	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$1,224,257	$1,051,237
Accounts receivable, net	340,321	350,473
Inventories	283,297	270,725
Other current assets	140,998	143,457
Total current assets	1,988,873	1,815,892

Property, plant, and equipment, net	115,595	115,428
Deferred tax assets, net	318,595	310,280
Other long-term assets	42,460	41,827
Operating lease right-of-use assets, net	35,411	28,957
Intangible assets, net	34,426	43,109
Goodwill	1,088,408	1,052,130
Total assets	$3,623,768	$3,407,623

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$123,127	$144,929
Other current liabilities	62,283	61,241
Wages and benefits payable	106,837	137,384
Taxes payable	13,636	19,689
Current portion of debt, net	458,334	—
Current portion of warranty	13,312	14,302
Unearned revenue	195,530	150,720
Total current liabilities	973,059	528,265

Long-term debt, net	787,023	1,242,424
Long-term warranty	7,455	7,839
Pension benefit obligation	65,864	59,537
Deferred tax liabilities, net	661	565
Operating lease liabilities	27,061	25,350
Other long-term obligations	128,221	132,215
Total liabilities	1,989,344	1,996,195

Equity
Preferred stock, no par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 75,000 shares authorized, 45,710 and 45,131 shares issued and outstanding	1,728,667	1,689,835
Accumulated other comprehensive loss, net	(59,869)	(109,931)
Accumulated deficit	(55,490)	(189,304)
Total Itron, Inc. shareholders' equity	1,613,308	1,390,600
Noncontrolling interests	21,116	20,828
Total equity	1,634,424	1,411,428
Total liabilities and equity	$3,623,768	$3,407,623
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2025	45,131	$1,689,835	$(109,931)	$(189,304)	$1,390,600	$20,828	$1,411,428
Net income (loss)				65,474	65,474	(124)	65,350
Other comprehensive income (loss), net of tax			13,548		13,548		13,548
Net stock issued and repurchased	441	2,195			2,195		2,195
Stock-based compensation expense		16,558			16,558		16,558
Balances at March 31, 2025	45,572	1,708,588	(96,383)	(123,830)	1,488,375	20,704	1,509,079
Net income				68,340	68,340	412	68,752
Other comprehensive income (loss), net of tax			36,514		36,514		36,514
Net stock issued and repurchased	138	3,241			3,241		3,241
Stock-based compensation expense		16,838			16,838		16,838
Balances at June 30, 2025	45,710	$1,728,667	$(59,869)	$(55,490)	$1,613,308	$21,116	$1,634,424

	Common Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2024	45,512	$1,820,510	$(81,190)	$(428,409)	$1,310,911	$20,520	$1,331,431
Net income				51,721	51,721	66	51,787
Other comprehensive income (loss), net of tax			(10,908)		(10,908)		(10,908)
Net stock issued and repurchased	338	1,560			1,560		1,560
Stock-based compensation expense		11,429			11,429		11,429
Registration fee		11			11		11
Balances at March 31, 2024	45,850	1,833,510	(92,098)	(376,688)	1,364,724	20,586	1,385,310
Net income				51,318	51,318	542	51,860
Other comprehensive income (loss), net of tax			(5,934)		(5,934)		(5,934)
Net stock issued and repurchased	74	1,408			1,408		1,408
Stock-based compensation expense		10,416			10,416		10,416
Payments on call spread for convertible offering, net of tax		(82,304)			(82,304)		(82,304)
Stock repurchased	(972)	(100,000)			(100,000)		(100,000)
Registration fee		(65)			(65)		(65)
Balances at June 30, 2024	44,952	$1,662,965	$(98,032)	$(325,370)	$1,239,563	$21,128	$1,260,691
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
In thousands	2025	2024
Operating activities
Net income	$134,102	$103,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	24,182	26,263
Non-cash operating lease expense	5,843	7,634
Stock-based compensation	33,396	21,845
Amortization of prepaid debt fees	3,581	1,867
Deferred taxes, net	(9,664)	(8,725)
(Gain) loss on sale of business	79	(42)
Restructuring, non-cash	(25)	(171)
Other adjustments, net	(354)	(591)
Changes in operating assets and liabilities, net of acquisition and sale of business:
Accounts receivable	18,789	(13,557)
Inventories	(7,413)	(13,216)
Other current assets	6,409	(510)
Other long-term assets	3,479	(1,885)
Accounts payable, other current liabilities, and taxes payable	(31,868)	(7,128)
Wages and benefits payable	(34,884)	(28,700)
Unearned revenue	46,431	39,039
Warranty	(1,876)	810
Restructuring	(10,252)	(14,628)
Other operating, net	(11,153)	(18,927)
Net cash provided by operating activities	168,802	93,025

Investing activities
Net proceeds related to the sale of business	—	405
Acquisitions of property, plant, and equipment	(10,656)	(14,255)
Business acquisitions, net of cash and cash equivalents acquired	—	(34,126)
Other investing, net	5	156
Net cash used in investing activities	(10,651)	(47,820)

Financing activities
Proceeds from borrowings	—	805,000
Issuance of common stock	5,436	2,972
Payments on call spread for convertible offering	—	(108,997)
Repurchase of common stock	—	(100,000)
Prepaid debt fees	(178)	(21,495)
Other financing, net	(507)	(641)
Net cash provided by financing activities	4,751	576,839

Effect of foreign exchange rate changes on cash and cash equivalents	10,118	(3,454)
Increase in cash and cash equivalents	173,020	618,590
Cash and cash equivalents at beginning of period	1,051,237	302,049
Cash and cash equivalents at end of period	$1,224,257	$920,639

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$45,869	$40,006
Interest	6,944	958
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms "we", "us", "our", "Itron", and the "Company" refer to Itron, Inc. and its subsidiaries.

Note 1:    Summary of Significant Accounting Policies

Financial Statement Preparation
The consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024, Consolidated Statements of Equity for the three months ended June 30, 2025 and 2024 and March 31, 2025 and 2024, the Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, and the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the full year or for any other period.

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

Restricted Cash and Cash Equivalents
Cash and cash equivalents that are contractually restricted from operating use are classified as restricted cash and cash equivalents. We had $1.8 million pledged for standby letters of credit as of June 30, 2025 and December 31, 2024.

Risks and Uncertainties
Global economic impacts, such as pandemics and various ongoing conflicts around the world, may create disruption in customer demand and global supply chains, resulting in market volatility, which our management continues to monitor. In the aftermath of these types of events, global supply chains, including labor, may struggle to keep pace with rapidly changing demand. Temporary imbalance in supply and demand may create business uncertainties that include increased costs and lack of availability. Efforts continue with suppliers to improve supply resiliency, including the approval of alternative sources. Additionally, inflation in our raw materials and component costs, freight charges, sanctions, tariffs, and labor costs may increase above historical levels due to, among other things, the continuing impacts of an uncertain economic environment. We may or may not be able to fully recover these increased costs through pricing actions with our customers. Currently, we have not identified any significant decrease in long-term customer demand for our products and services.

While we have limited direct business exposure in areas with current conflict, such as Ukraine, Israel, or Iran, military actions globally and any resulting sanctions or tariffs could adversely affect the global economy, as well as further disrupt the supply chain. A major disruption in the global economy and supply chain could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. The extent and duration of military action, sanctions, tariffs, and resulting market and/or supply disruptions are impossible to predict but could be substantial, and our management continues to monitor these events closely.

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

Note 2:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2025	2024	2025	2024
Net income available to common shareholders	$68,340	$51,318	$133,814	$103,039

Weighted average common shares outstanding - Basic	45,633	45,745	45,486	45,698
Dilutive effect of stock-based awards	747	781	790	743
Dilutive effect of convertible notes	—	—	—	—
Weighted average common shares outstanding - Diluted	46,380	46,526	46,276	46,441
Net income per common share - Basic	$1.50	$1.12	$2.94	$2.25
Net income per common share - Diluted	$1.47	$1.10	$2.89	$2.22

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase our common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise and the future compensation cost associated with the stock award. Approximately 33,000 and 24,000 stock-based awards were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2025 because they were anti-dilutive. Approximately 10,000 and 33,000 stock-based awards were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2024 because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Convertible Notes and Share Hedges

2021 Notes, Warrants and Call Option Transactions
For our convertible notes issued in March 2021 (the 2021 Notes), the dilutive effect is calculated using the if-converted method. We are required, pursuant to the indenture governing the notes, to settle the principal amount in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the notes were converted. The average closing prices of our common stock for the quarter ended June 30, 2025 were used as the basis for determining the dilutive effect on EPS. The quarterly average closing prices for our common stock did not exceed the conversion price of $126.00, and therefore all associated shares were anti-dilutive.

In conjunction with the issuance of the 2021 Notes, we sold warrants to purchase 3.7 million shares of Itron common stock. The warrants have a strike price of $180.00 per share. For calculating the dilutive effect of the warrants, we use the treasury stock method. With this method, we assume exercise of the warrants at the beginning of the period, or at time of issuance if later, and the issuance of common stock upon exercise. Proceeds from the exercise of the warrants are assumed to be used to repurchase shares of our stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be exercised with the warrants less the number of shares repurchased, are included in diluted weighted average common shares outstanding. For periods where the warrants strike price of $180.00 per share is greater than the average share price of Itron stock for the period, the warrants would be anti-dilutive. For the three and six months ended June 30, 2025, the quarterly average closing prices of our common stock did not exceed the warrant strike price, and therefore 3.7 million shares were considered anti-dilutive.

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

2024 Notes and Capped Call Transactions
For our convertible notes issued in June 2024 (the 2024 Notes), the dilutive effect is calculated using the if-converted method. We are required, pursuant to the indenture governing our convertible notes, to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the convertible notes were converted. The average closing prices of our common stock for the quarter ended June 30, 2025 were used as the basis for determining the dilutive effect on EPS. The quarterly average closing prices for our common stock did not exceed the conversion price of $131.24, and therefore all associated shares were anti-dilutive.

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

Note 3:    Certain Balance Sheet Components

A summary of accounts receivable from contracts with customers is as follows:

Accounts receivable, net
In thousands	June 30, 2025	December 31, 2024
Trade receivables (net of allowance of $1,814 and $417)	$311,740	$295,341
Unbilled receivables	28,581	55,132
Total accounts receivable, net	$340,321	$350,473

Allowance for credit losses account activity	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2025	2024	2025	2024
Beginning balance	$1,637	$722	$417	$738
Provision for (release of) doubtful accounts, net	144	(100)	1,344	(78)
Accounts written-off, net	(37)	(17)	(24)	(43)
Effect of change in exchange rates	70	(2)	77	(14)
Ending balance	$1,814	$603	$1,814	$603

Inventories
In thousands	June 30, 2025	December 31, 2024
Raw materials	$222,618	$198,995
Work in process	15,470	16,679
Finished goods	45,209	55,051
Total inventories	$283,297	$270,725

Property, plant, and equipment, net
In thousands	June 30, 2025	December 31, 2024
Machinery and equipment	$308,520	$294,237
Computers and software	124,170	119,818
Buildings, furniture, and improvements	105,723	115,372
Land	9,675	8,513
Construction in progress, including purchased equipment	20,397	22,247
Total cost	568,485	560,187
Accumulated depreciation	(452,890)	(444,759)
Property, plant, and equipment, net	$115,595	$115,428

Depreciation expense	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2025	2024	2025	2024
Depreciation expense	$7,571	$9,008	$15,160	$17,766

Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, were as follows:

	June 30, 2025			December 31, 2024
In thousands	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible Assets
Core-developed technology	$48,304	$(38,513)	$9,791	$48,048	$(36,661)	$11,387
Customer contracts and relationships	332,930	(309,581)	23,349	315,744	(285,441)	30,303
Trademarks and trade names	30,799	(29,513)	1,286	30,793	(29,374)	1,419
Other	11,023	(11,023)	—	11,023	(11,023)	—
Total intangible assets	$423,056	$(388,630)	$34,426	$405,608	$(362,499)	$43,109

Estimated future annual amortization is as follows:

Year Ending December 31,	Estimated Annual Amortization
In thousands
2025 (amount remaining at June 30, 2025)	$8,814
2026	13,710
2027	8,273
2028	2,681
2029	576
Thereafter	372
Total intangible assets subject to amortization	$34,426

We recognize all amortization expense within Amortization of intangible assets in the Consolidated Statements of Operations. These expenses relate to intangible assets acquired as part of business combinations.

Note 5:    Goodwill

The following table reflects changes in the carrying amount of goodwill for the six months ended June 30, 2025:

In thousands	Device Solutions	Networked Solutions	Outcomes	Total Company
Goodwill balance at January 1, 2025	$—	$894,819	$157,311	$1,052,130
Effect of change in exchange rates	—	31,479	4,799	36,278
Goodwill balance at June 30, 2025	$—	$926,298	$162,110	$1,088,408

Note 6:    Debt

The components of our borrowings were as follows:

In thousands	June 30, 2025	December 31, 2024
Credit facility
Multicurrency revolving line of credit	$—	$—
2021 Convertible notes	460,000	460,000
2024 Convertible notes	805,000	805,000
Total debt	$1,265,000	$1,265,000

Current portion of debt, gross	$460,000	$—
Less: unamortized prepaid debt fees - current portion of debt	1,666	—
Current portion of debt, net	$458,334	$—

Long-term debt, gross	$805,000	$1,265,000
Less: unamortized prepaid debt fees - long-term debt	17,977	22,576
Long-term debt, net	$787,023	$1,242,424

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

The 2018 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2018 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries. This includes a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2018 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2018 credit facility includes debt covenants, which contain certain financial thresholds and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the 2018 credit facility at June 30, 2025.

Under the 2018 credit facility, we elect applicable market interest rates for both the term loan and any outstanding revolving loans. We also pay an applicable margin, which is based on our total net leverage ratio as defined in the credit agreement. The applicable rates per annum may be based on either: (1) the LIBOR rate or EURIBOR rate (subject to a floor of 0%), plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 0.50%, or (iii) one-month LIBOR plus 1.00%. The cessation of LIBOR occurred in June 2023. On November 23, 2022, we amended the 2018 credit facility to replace the LIBOR rate with the Term Secured Overnight Financing Rate (SOFR) as the base interest rate. On February 21, 2023, we entered into a sixth amendment to the 2018 credit facility. This amendment modified debt covenant provisions to allow for the addback of non-recurring cash expenses related to restructuring charges incurred during the quarter ended March 31, 2023. On October 13, 2023, we entered into a seventh amendment to extend the maturity date to October 18, 2026. However, that date may be advanced to December 14, 2025 if Itron does not settle or extend a sufficient portion of outstanding convertible notes as detailed in the amendment. In addition, the amendment revises the interest cost, as follows:

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

As of June 30, 2025, there were no outstanding loan balances under the 2018 credit facility, and $45.3 million was utilized by outstanding standby letters of credit, resulting in $454.7 million available for additional borrowings. As of June 30, 2025, $254.7 million was available for additional standby letters of credit under the letter of credit sub-facility, and no amounts were outstanding under the swingline sub-facility.

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

Debt Maturities
The amount of required minimum principal payments on our debt in aggregate over the next five years is as follows:

Year Ending December 31,	Minimum Payments
In thousands
2025 (amount remaining at June 30, 2025)	$—
2026	460,000
2027	—
2028	—
2029	—
Thereafter	805,000
Total minimum payments on debt	$1,265,000

Note 7:    Derivative Financial Instruments

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Refer to Note 13: Shareholders' Equity and Note 14: Fair Value of Financial Instruments for additional disclosures on our derivative instruments.

Derivatives Not Designated as Hedging Relationships
We are exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of June 30, 2025, a total of 34 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar, and various other currencies, with notional amounts ranging from $110,738 to $22.8 million.

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

Amounts recognized on the Consolidated Balance Sheets consist of:

In thousands	June 30, 2025	December 31, 2024
Assets
Plan assets in other long-term assets	$139	$133
Liabilities
Current portion of pension benefit obligation in wages and benefits payable	$4,974	$4,123
Long-term portion of pension benefit obligation	65,864	59,537
Pension benefit obligation, net	$70,699	$63,527

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

Net periodic pension benefit cost for our plans include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2025	2024	2025	2024
Service cost	$730	$659	$1,388	$1,294
Interest cost	736	676	1,434	1,357
Expected return on plan assets	(78)	(73)	(151)	(146)
Amortization of prior service costs	34	33	67	67
Amortization of actuarial net loss	(106)	(85)	(194)	(170)
Curtailment	—	(585)	—	(585)
Net periodic benefit cost	$1,316	$625	$2,544	$1,817

The components of net periodic benefit cost, other than the service cost component, are included in total other income (expense) on the Consolidated Statements of Operations.

Note 9:    Stock-Based Compensation

We grant stock-based compensation awards, including restricted stock units, phantom stock, and unrestricted stock units, under the Second Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan). Prior to December 31, 2020, stock options were also granted as part of the stock-based compensation awards. In the Stock Incentive Plan, we have 13,991,273 shares of common stock authorized for issuance subject to stock splits, dividends, and other similar events, and at June 30, 2025, 3,836,067 shares were available for grant. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied. These shares are subject to a fungible share provision such that the authorized share available for grant under the Plan is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

We also award phantom stock units, which are settled in cash upon vesting and accounted for as liability-based awards, with no impact to the shares available for grant.

In addition, we maintain the Employee Stock Purchase Plan (ESPP), for which 455,735 shares of common stock were available for future issuance at June 30, 2025.

ESPP activity and stock-based grants other than restricted stock units were not significant for the three and six months ended June 30, 2025 and 2024.

Stock-Based Compensation Expense
Total stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2025	2024	2025	2024
Restricted stock units	$16,618	$10,080	$32,956	$21,173
Unrestricted stock awards	220	336	440	672
Phantom stock units	1,867	1,312	2,566	2,761
Total stock-based compensation	$18,705	$11,728	$35,962	$24,606

Related tax benefit	$4,140	$2,551	$8,212	$5,350

Stock Options
A summary of our stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	In thousands		Years	In thousands
Outstanding, January 1, 2024	363	$61.36	4.0	$5,886
Granted	—	—			$—
Exercised	(19)	44.74		779
Forfeited	—	—
Canceled	—	—
Outstanding, June 30, 2024	344	$62.27	3.5	$12,626

Outstanding, January 1, 2025	274	$64.55	3.2	$12,087
Granted	—	—			$—
Exercised	(83)	39.28		6,259
Forfeited	—	—
Canceled	—	—
Outstanding, June 30, 2025	191	$75.51	3.6	$10,745

Exercisable, June 30, 2025	191	$75.51	3.6	$10,745

At June 30, 2025, all stock-based compensation expense related to nonvested stock options has been recognized.

Restricted Stock Units
The following table summarizes restricted stock unit activity:

In thousands, except fair value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, January 1, 2024	751
Granted	410	$75.89
Released (1)	(360)		$28,739
Forfeited	(10)
Outstanding, June 30, 2024	791

Outstanding, January 1, 2025	831	$67.71
Granted	314	98.14
Released (1)	(471)	66.40	$46,091
Forfeited	(16)	80.02
Outstanding, June 30, 2025	658	83.05

Vested but not released, June 30, 2025	18		$2,338

(1) Shares released is presented as gross shares and does not reflect shares withheld by us for employee payroll tax obligations.

At June 30, 2025, total unrecognized compensation expense on restricted stock units was $65.9 million, which is expected to be recognized over a weighted average period of approximately 1.7 years.

The weighted average assumptions used to estimate the fair value of performance-based restricted stock units granted with a service and market condition and the resulting weighted average fair value are as follows:

	Six Months Ended June 30,
	2025	2024
Expected volatility	40.7%	45.7%
Risk-free interest rate	4.2%	4.4%
Expected term (years)	2.9	2.9

Weighted average fair value	$105.89	$83.26

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

Our tax rate for the three and six months ended June 30, 2025 of 18% and 19% differed from the federal statutory rate of 21% due to the impact of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, the effect of cross-border tax laws, nondeductible executive compensation, a benefit related to stock-based compensation, tax credits, state taxes, and uncertain tax positions.

Our tax rate for the three and six months ended June 30, 2024 of 23% and 22%, differed from the federal statutory rate of 21% due to the impact of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, U.S. taxation of foreign earnings including GILTI (Global Intangible Low Taxed Income) tax, net of Section 250 deduction (largely driven by research and development capitalization), Subpart F income, a benefit related to stock-based compensation, tax credits, state taxes, and uncertain tax positions.

A sweeping legislative package formally titled "An act to provide for reconciliation pursuant to title II of H. Con. Res. 14" (the "Act") was signed into law on July 4, 2025. Since ASC 740 requires the income tax effects of a change in tax law to be recognized in the period of enactment, this Act does not have any impact on our annual effective tax rate as of June 30, 2025. The legislation includes numerous changes to existing tax law that are retroactive to 2025, including provisions for the current deductibility of certain property additions and domestic research and development costs. Additionally, multiple changes are effective beginning in 2026. We anticipate the 2025 provisions to reduce and defer income tax payments to future tax years. We are in the process of evaluating the impact the Act will have on our subsequent consolidated financial statements and related disclosures.

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

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense recognized were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2025	2024	2025	2024
Net interest and penalties expense	$907	$1,015	$2,050	$1,489

Accrued interest and penalties recognized were as follows:

In thousands	June 30, 2025	December 31, 2024
Accrued interest	$8,673	$6,418
Accrued penalties	188	293

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate were as follows:

In thousands	June 30, 2025	December 31, 2024
Unrecognized tax benefits related to uncertain tax positions	$98,327	$106,132
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	98,314	106,122

At June 30, 2025, we are under examination by certain tax authorities. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or cash flows.

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

Our available lines of credit, outstanding standby LOCs, and bonds were as follows:

In thousands	June 30, 2025	December 31, 2024
Credit facility
Multicurrency revolving line of credit	$500,000	$500,000
Standby LOCs issued and outstanding	(45,253)	(46,013)
Net available for additional borrowings under the multicurrency revolving line of credit	$454,747	$453,987

Net available for additional standby LOCs under sub-facility	$254,747	$253,987

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$96,259	$87,230
Standby LOCs issued and outstanding	(25,675)	(19,541)
Short-term borrowings	—	—
Net available for additional borrowings and LOCs	$70,584	$67,689

Unsecured surety bonds in force	$350,490	$363,097

In the event any such standby LOC or bond were called, we would be obligated to reimburse the issuer of the standby LOC or bond. As of July 31, 2025, we are not aware of any valid claims against our outstanding standby LOCs or bonds.

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

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2025	2024	2025	2024
Beginning balance	$22,517	$23,575	$22,141	$22,164
New product warranties	1,167	1,529	2,483	3,227
Other adjustments and expirations, net	645	(552)	1,409	928
Claims activity	(3,934)	(1,653)	(5,773)	(3,343)
Effect of change in exchange rates	372	(60)	507	(137)
Ending balance	20,767	22,839	20,767	22,839
Less: current portion of warranty	13,312	14,612	13,312	14,612
Long-term warranty	$7,455	$8,227	$7,455	$8,227

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to insurance and supplier recoveries, other changes and adjustments to warranties, and customer claims.

Warranty expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2025	2024	2025	2024
Total warranty expense	$1,812	$977	$3,892	$4,155

Note 12:    Restructuring

2023 Projects
On February 23, 2023, our Board of Directors approved a restructuring plan (the 2023 Projects). The 2023 Projects include activities that continue Itron's efforts to optimize its global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects were substantially complete as of March 31, 2025.

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2023 Projects were as follows:

In thousands	Total Expected Costs at June 30, 2025	Costs Recognized in Prior Periods	Adjustments Recognized During the Six Months Ended June 30, 2025	Expected Remaining Costs to be Recognized at June 30, 2025
Employee severance costs	$40,538	$42,078	$(1,540)	$—
Asset impairments & net loss (gain) on sale or disposal	1,124	1,149	(25)	—
Other restructuring costs	10,406	6,947	2,249	1,210
Total	$52,068	$50,174	$684	$1,210

The following table summarizes the activity within the restructuring related balance sheet accounts for the 2023 Projects during the six months ended June 30, 2025:

In thousands	Accrued Employee Severance	Asset Impairments & Net Loss (Gain) on Sale or Disposal	Other Accrued Costs	Total
Beginning balance, January 1, 2025	$38,115	$—	$3,216	$41,331
Costs charged to expense	(1,540)	(25)	2,249	684
Cash payments	(13,011)	—	(1,531)	(14,542)
Cash receipts	—	30	—	30
Net assets disposed and impaired	—	(5)	—	(5)
Effect of change in exchange rates	3,544	—	86	3,630
Ending balance, June 30, 2025	$27,108	$—	$4,020	$31,128

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

The current portions of restructuring liabilities were $21.3 million and $24.3 million as of June 30, 2025 and December 31, 2024 and are classified within other current liabilities on the Consolidated Balance Sheets. The long-term portions of restructuring liabilities were $9.8 million and $17.0 million as of June 30, 2025 and December 31, 2024. The long-term portions of restructuring liabilities are classified within other long-term obligations on the Consolidated Balance Sheets and include severance accruals and facility exit costs.

Note 13:    Shareholders' Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock would be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at June 30, 2025 or December 31, 2024.

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

Accumulated Other Comprehensive Income (Loss)
The changes in the components of accumulated other comprehensive income (loss) (AOCI), net of tax, were as follows:

In thousands	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Benefit Obligation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2024	$(67,643)	$(210)	$(14,380)	$1,043	$(81,190)
OCI before reclassifications	(16,269)	—	—	—	(16,269)
Amounts reclassified from AOCI	—	—	—	(573)	(573)
Total other comprehensive income (loss)	(16,269)	—	—	(573)	(16,842)
Balances at June 30, 2024	$(83,912)	$(210)	$(14,380)	$470	$(98,032)

Balances at January 1, 2025	$(97,556)	$(210)	$(14,380)	$2,215	$(109,931)
OCI before reclassifications	50,168	—	—	10	50,178
Amounts reclassified from AOCI	—	—	—	(116)	(116)
Total other comprehensive income (loss)	50,168	—	—	(106)	50,062
Balances at June 30, 2025	$(47,388)	$(210)	$(14,380)	$2,109	$(59,869)

The before-tax, income tax (provision) benefit, and net-of-tax amounts related to each component of other comprehensive income (OCI) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2025	2024	2025	2024
Before-tax amount
Foreign currency translation adjustment	$36,795	$(5,453)	$50,415	$(16,361)
Net unrealized gain (loss) on defined benefit plans	11	—	11	—
Net defined benefit plan (gain) loss reclassified to net income	(72)	(637)	(127)	(688)
Total other comprehensive income (loss), before tax	$36,734	$(6,090)	$50,299	$(17,049)

Tax (provision) benefit
Foreign currency translation adjustment	$(225)	$35	$(247)	$92
Net unrealized gain (loss) on defined benefit plans	(1)	—	(1)	—
Net defined benefit plan (gain) loss reclassified to net income	6	121	11	115
Total other comprehensive income (loss) tax (provision) benefit	$(220)	$156	$(237)	$207

Net-of-tax amount
Foreign currency translation adjustment	$36,570	$(5,418)	$50,168	$(16,269)
Net unrealized gain (loss) on defined benefit plans	10	—	10	—
Net defined benefit plan (gain) loss reclassified to net income	(66)	(516)	(116)	(573)
Total other comprehensive income (loss), net of tax	$36,514	$(5,934)	$50,062	$(16,842)

Note 14:    Fair Value of Financial Instruments

The fair values at June 30, 2025 and December 31, 2024 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	June 30, 2025		December 31, 2024
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit facility
Multicurrency revolving line of credit	$—	$—	$—	$—
Convertible notes	1,245,357	1,480,890	1,242,424	1,330,670

The following methods and assumptions were used in estimating fair values:

Cash and cash equivalents: Due to the liquid nature of these instruments, the carrying amount approximates fair value (Level 1).

Credit facility - multicurrency revolving line of credit: The revolver is not traded publicly. The fair values, which are determined based upon a hypothetical market participant, are calculated using a discounted cash flow model with Level 2 inputs, including estimates of incremental borrowing rates for debt with similar terms, maturities, and credit profiles. Refer to Note 6: Debt for further discussion of our debt.

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

Information about our reporting segments and Corporate unallocated and the reconciliation to income before income taxes was as follows:

Three Months Ended June 30, 2025
In thousands	Device Solutions	Networked Solutions	Outcomes	Segments Subtotal	Corporate Unallocated	Consolidated
Product revenues	$111,939	$379,481	$25,764	$517,184
Service revenues	821	29,453	59,303	89,577
Total revenues	112,760	408,934	85,067	606,761
Cost of revenues	79,169	251,691	52,283	383,143
Gross profit	33,591	157,243	32,784	223,618
Sales, general and administrative	3,628	7,477	4,636	15,741
Research and development	4,509	28,767	12,461	45,737
Corporate unallocated expenses	—	—	—	—	85,727
Total other income (expense)	—	—	—	—	7,069
Income before income taxes	$25,454	$120,999	$15,687	$162,140	$(78,658)	$83,482

Six Months Ended June 30, 2025
In thousands	Device Solutions	Networked Solutions	Outcomes	Segments Subtotal	Corporate Unallocated	Consolidated
Product revenues	$237,326	$754,003	$48,996	$1,040,325
Service revenues	1,305	57,663	114,619	173,587
Total revenues	238,631	811,666	163,615	1,213,912
Cost of revenues	167,287	505,709	100,079	773,075
Gross profit	71,344	305,957	63,536	440,837
Sales, general and administrative	6,956	14,157	8,713	29,826
Research and development	8,463	54,692	24,806	87,961
Corporate unallocated expenses	—	—	—	—	170,424
Total other income (expense)	—	—	—	—	13,135
Income before income taxes	$55,925	$237,108	$30,017	$323,050	$(157,289)	$165,761

Three Months Ended June 30, 2024
In thousands	Device Solutions	Networked Solutions	Outcomes	Segments Subtotal	Corporate Unallocated	Consolidated
Product revenues	$117,929	$387,351	$27,627	$532,907
Service revenues	621	25,353	50,188	76,162
Total revenues	118,550	412,704	77,815	609,069
Cost of revenues	87,319	260,547	50,743	398,609
Gross profit	31,231	152,157	27,072	210,460
Sales, general and administrative	3,328	7,031	3,819	14,178
Research and development	4,178	27,682	12,602	44,462
Corporate unallocated expenses	—	—	—	—	87,173
Total other income (expense)	—	—	—	—	2,393
Income before income taxes	$23,725	$117,444	$10,651	$151,820	$(84,780)	$67,040

Six Months Ended June 30, 2024
In thousands	Device Solutions	Networked Solutions	Outcomes	Segments Subtotal	Corporate Unallocated	Consolidated
Product revenues	$243,837	$768,656	$48,236	$1,060,729
Service revenues	1,465	51,564	98,753	151,782
Total revenues	245,302	820,220	146,989	1,212,511
Cost of revenues	184,007	517,038	95,627	796,672
Gross profit	61,295	303,182	51,362	415,839
Sales, general and administrative	7,109	13,530	7,846	28,485
Research and development	8,758	55,530	23,774	88,062
Corporate unallocated expenses	—	—	—	—	171,845
Total other income (expense)	—	—	—	—	4,809
Income before income taxes	$45,428	$234,122	$19,742	$299,292	$(167,036)	$132,256

For the three and six months ended June 30, 2025 and 2024, no single customer represented more than 10% of total company revenue.

Revenues by region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2025	2024	2025	2024
United States and Canada	$500,535	$498,388	$986,747	$980,484
Europe, Middle East, and Africa	78,579	86,781	174,905	185,437
Asia Pacific	27,647	23,900	52,260	46,590
Total Company	$606,761	$609,069	$1,213,912	$1,212,511

Depreciation expense is allocated to the operating segments based upon each segment's use of the assets. All amortization expense is recognized within Corporate unallocated. Depreciation and amortization of intangible assets expense associated with our operating segments was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2025	2024	2025	2024
Device Solutions	$2,209	$2,832	$4,314	$5,430
Networked Solutions	3,513	3,997	7,076	8,015
Outcomes	1,278	1,504	2,616	2,960
Corporate unallocated	5,114	5,186	10,176	9,858
Total Company	$12,114	$13,519	$24,182	$26,263

Note 16: Revenues

A summary of significant net changes in the contract assets and the contract liabilities balances during the period is as follows:

In thousands	Contract Liabilities, Less Contract Assets
Beginning balance, January 1, 2025	$127,557
Revenues recognized from beginning contract liability	(68,159)
Cumulative catch-up adjustments	(2,853)
Increases due to amounts collected or due	207,401
Revenues recognized from current period increases	(81,383)
Other	1,404
Ending balance, June 30, 2025	$183,967

On January 1, 2025, total contract assets were $65.4 million and total contract liabilities were $193.0 million. On June 30, 2025, total contract assets were $56.6 million and total contract liabilities were $240.6 million. The contract assets primarily relate to contracts that include a retention clause and allocations related to contracts with multiple performance obligations. The contract liabilities primarily relate to deferred revenue, such as extended warranty and maintenance agreements. The cumulative catch-up adjustments relate to contract modifications, measure-of-progress changes, and changes in the estimate of the transaction price.

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

Total transaction price allocated to remaining performance obligations related to contracts is approximately $1.1 billion for the next 12 months and approximately $1.1 billion for periods longer than 12 months. The total remaining performance obligations consist of product and service components. The service component relates primarily to maintenance agreements for which customers pay a full year's maintenance in advance, and service revenues are generally recognized over the service period. Total transaction price allocated to remaining performance obligations also includes our extended warranty contracts, for which revenue is recognized over the extended warranty period, and hardware, which is recognized as units are delivered. The estimate of when remaining performance obligations will be recognized requires significant judgment.

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

Total Company Highlights

Highlights and significant developments for the three months ended June 30, 2025 compared with the three months ended June 30, 2024
•Revenues were $606.8 million compared with $609.1 million in 2024
•Gross margin was 36.9%, compared with 34.6% in 2024
•Operating expenses increased $1.4 million, or 1%, compared with 2024
•Net income attributable to Itron, Inc. was $68.3 million compared with net income of $51.3 million in 2024
•GAAP diluted EPS increased by $0.37 to $1.47 in 2025
•Non-GAAP net income attributable to Itron, Inc. was $75.1 million compared with $56.1 million in 2024
•Non-GAAP diluted EPS was $1.62, an increase of $0.41 compared with 2024
•Adjusted EBITDA was $89.8 million compared with $77.1 million in 2024
•Total backlog was $4.5 billion, and twelve-month backlog was $1.5 billion at June 30, 2025, compared with $4.1 billion and $1.8 billion at June 30, 2024

Highlights and significant developments for the six months ended June 30, 2025 compared with the six months ended June 30, 2024
•Revenues were $1.2 billion in both periods
•Gross margin was 36.3% compared with 34.3% in 2024
•Operating expenses decreased $0.2 million compared with 2024
•Net income attributable to Itron, Inc. was $133.8 million compared with net income of $103.0 million in 2024
•GAAP diluted EPS increased by $0.67 to $2.89 in 2025
•Non-GAAP net income attributable to Itron, Inc. was $145.2 million compared with $113.4 million in 2024
•Non-GAAP diluted EPS was $3.14, an increase of $0.70 compared with 2024
•Adjusted EBITDA was $177.7 million compared with $153.6 million in 2024

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

Total Company GAAP and Non-GAAP Highlights and Endpoints Under Management:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands, except margin and per share data	2025	2024	% Change	2025	2024	% Change
GAAP
Revenues
Product revenues	$517,184	$532,907	(3)%	$1,040,325	$1,060,729	(2)%
Service revenues	89,577	76,162	18%	173,587	151,782	14%
Total revenues	606,761	609,069	—%	1,213,912	1,212,511	—%

Gross profit	223,618	210,460	6%	440,837	415,839	6%
Operating expenses	147,205	145,813	1%	288,211	288,392	—%
Operating income	76,413	64,647	18%	152,626	127,447	20%
Other income (expense)	7,069	2,393	195%	13,135	4,809	173%
Income tax provision	(14,730)	(15,180)	(3)%	(31,659)	(28,609)	11%
Net income attributable to Itron, Inc.	68,340	51,318	33%	133,814	103,039	30%

Non-GAAP(1)
Non-GAAP operating expenses	$141,392	$141,376	—%	$278,342	$279,430	—%
Non-GAAP operating income	82,226	69,084	19%	162,495	136,409	19%
Non-GAAP net income attributable to Itron, Inc.	75,114	56,102	34%	145,224	113,393	28%
Adjusted EBITDA	89,799	77,105	16%	177,730	153,585	16%

GAAP Margins and EPS
Gross margin
Product gross margin	34.8%	33.1%		34.3%	32.7%
Service gross margin	48.9%	45.0%		48.6%	45.2%
Total gross margin	36.9%	34.6%		36.3%	34.3%

Operating margin	12.6%	10.6%		12.6%	10.5%
Net income per common share - Basic	$1.50	$1.12		$2.94	$2.25
Net income per common share - Diluted	$1.47	$1.10		$2.89	$2.22

Non-GAAP EPS (1)
Non-GAAP diluted EPS	$1.62	$1.21		$3.14	$2.44
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

A summary of our endpoints under management is as follows:

	As of June 30,
Units in thousands	2025	2024
Endpoints under management	112,771	100,946

Results of Operations

Revenues and Gross Margin

The actual results of and effects of changes in foreign currency exchange rates on revenues and gross profit were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended June 30,
In thousands	2025	2024
Total Company
Revenues	$606,761	$609,069	$4,420	$(6,728)	$(2,308)
Gross profit	223,618	210,460	1,158	12,000	13,158

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Six Months Ended June 30,
In thousands	2025	2024
Total Company
Revenues	$1,213,912	$1,212,511	$(815)	$2,216	$1,401
Gross profit	440,837	415,839	49	24,949	24,998

Revenues - Three months ended June 30, 2025 vs. Three months ended June 30, 2024
Total revenues decreased $2.3 million in the current 2025 quarter, compared with the same period in 2024. Product revenues decreased by $15.7 million, and service revenues increased $13.4 million. Device Solutions decreased by $5.8 million; Networked Solutions decreased by $3.8 million; and Outcomes increased by $7.3 million when compared with the same period last year. Changes in exchange rates favorably impacted total revenues by $4.4 million, of which $3.8 million favorably impacted Device Solutions.

Revenues - Six months ended June 30, 2025 vs. Six months ended June 30, 2024
Total revenues increased $1.4 million compared with the same period in 2024. Product revenues decreased by $20.4 million, and service revenues increased by $21.8 million. Device Solutions decreased by $6.7 million; Networked Solutions decreased by $8.6 million; and Outcomes increased by $16.6 million when compared with the same period last year. Changes in exchange rates unfavorably impacted total revenues by $0.8 million.

Gross Margin - Three months ended June 30, 2025 vs. Three months ended June 30, 2024
Gross margin in the 2025 period was 36.9%, compared with 34.6% in 2024. Product sales gross margin increased to 34.8% for the quarter in 2025, compared with 33.1% in 2024. Gross margin on service revenues increased to 48.9% in 2025, compared with 45.0% in 2024.

Gross Margin - Six months ended June 30, 2025 vs. Six months ended June 30, 2024
Gross margin was 36.3%, compared with 34.3% in 2024. Product sales gross margin increased to 34.3%, compared with 32.7% in 2024, and gross margin on service revenues increased to 48.6%, compared with 45.2% in 2024.

Refer to Operating Segment Results section below for further detail on total company revenues and gross margin.

Operating Expenses

The actual results of and effects of changes in foreign currency exchange rates on operating expenses were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended June 30,
In thousands	2025	2024
Total Company
Sales, general and administrative	$87,615	$88,413	$966	$(1,764)	$(798)
Research and development	53,810	53,053	(117)	874	757
Amortization of intangible assets	4,543	4,511	39	(7)	32
Restructuring	1,237	(99)	(3)	1,339	1,336
(Gain) loss on sale of business	—	(65)	(32)	97	65
Total operating expenses	$147,205	$145,813	$853	$539	$1,392

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Six Months Ended June 30,
In thousands	2025	2024
Total Company
Sales, general and administrative	$174,526	$174,384	$524	$(382)	$142
Research and development	103,900	105,454	(160)	(1,394)	(1,554)
Amortization of intangible assets	9,022	8,497	21	504	525
Restructuring	684	99	(6)	591	585
(Gain) loss on sale of business	79	(42)	(34)	155	121
Total operating expenses	$288,211	$288,392	$345	$(526)	$(181)

Operating expenses increased $1.4 million for the second quarter of 2025 as compared with the same period in 2024. This was primarily the result of a $1.3 million increase in restructuring expenses.

Operating expenses decreased $0.2 million for the six months ended June 30, 2025 as compared with the same period in 2024. This was primarily the result of a $1.6 million decrease in research and development expenses driven by reduced professional service expenses, partially offset by a $0.6 million increase in restructuring expenses and a $0.5 million increase in amortization of intangible assets. Refer to Item 1: Financial Statements (Unaudited), Note 4: Intangible Assets and Note 12: Restructuring for additional information.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
In thousands	2025	2024		2025	2024
Interest income	$12,303	$5,128	140%	$24,013	$8,974	168%
Amortization of prepaid debt fees	(1,800)	(979)	84%	(3,581)	(1,867)	92%
Other interest expense	(3,848)	(1,311)	194%	(7,660)	(2,316)	231%
Interest expense	(5,648)	(2,290)	147%	(11,241)	(4,183)	169%
Other income (expense), net	414	(445)	NM	363	18	NM
Total other income (expense)	$7,069	$2,393	195%	$13,135	$4,809	173%

Total other income (expense) for the three and six months ended June 30, 2025 was income of $7.1 million and $13.1 million, compared with income of $2.4 million and $4.8 million in the same period in 2024. The increase in net other income for the three months ended June 30, 2025, as compared with the same period in 2024, was driven by the $7.2 million increase in interest income primarily due to interest earned on the invested proceeds from the 2024 Notes, partially offset by the interest cost of those same notes, totaling $2.8 million in 2025, compared with $0.3 million in 2024.

The increase in net other income for the six months ended June 30, 2025, as compared with the same period in 2024, was driven by the $15.0 million increase in interest income primarily due to interest earned on the invested proceeds from the 2024 Notes. This increase was offset by an increase in other interest expense driven by a $5.5 million interest accrual for the 2024 Notes recognized during the period as well as a $1.7 million increase in amortization of prepaid debt fees compared with the same period in 2024. Refer to Item 1: Financial Statements (Unaudited), Note 6: Debt included in this Quarterly Report on Form 10-Q for additional information.

Income Tax Provision

For the three and six months ended June 30, 2025, our income tax expense was $14.7 million and $31.7 million, compared with income tax expense of $15.2 million and $28.6 million for the same period in 2024. Our tax rate for the three and six months ended June 30, 2025 of 18% and 19% differed from the federal statutory rate of 21% due to the impact of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, the effect of cross-border tax laws, nondeductible executive compensation, a benefit related to stock-based compensation, tax credits, state taxes, and uncertain tax positions. Our tax rate for the three and six months ended June 30, 2024 of 23% and 22% differed from the federal statutory rate of 21% due to the impact of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, U.S. taxation of foreign earnings including GILTI (Global Intangible Low Taxed Income), net of Section 250 deduction, Subpart F income, a benefit related to stock-based compensation, tax credits, state taxes, and uncertain tax positions.

A sweeping legislative package formally titled "An act to provide for reconciliation pursuant to title II of H. Con. Res. 14" (the "Act") was signed into law on July 4, 2025. Since ASC 740 requires the income tax effects of a change in tax law to be recognized in the period of enactment, this Act does not have any impact on our annual effective tax rate as of June 30, 2025. The legislation includes numerous changes to existing tax law that are retroactive to 2025, including provisions for the current deductibility of certain property additions and domestic research and development costs. Additionally, multiple changes are effective beginning in 2026. We anticipate the 2025 provisions to reduce and defer income tax payments to future tax years. We are in the process of evaluating the impact the Act will have on our subsequent consolidated financial statements and related disclosures.

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

Operating Segment Results

For a description of our operating segments, refer to Item 1: Financial Statements (Unaudited), Note 15: Segment Information included in this Quarterly Report on Form 10-Q. The following tables and discussion highlight significant changes in trends or components of each operating segment:

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands	2025	2024	% Change		2025	2024	% Change
Segment revenues
Device Solutions	$112,760	$118,550	(5)%		$238,631	$245,302	(3)%
Networked Solutions	408,934	412,704	(1)%		811,666	820,220	(1)%
Outcomes	85,067	77,815	9%		163,615	146,989	11%
Total revenues	$606,761	$609,069	—%		$1,213,912	$1,212,511	—%

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
In thousands	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment gross profit and margin
Device Solutions	$33,591	29.8%	$31,231	26.3%	$71,344	29.9%	$61,295	25.0%
Networked Solutions	157,243	38.5%	152,157	36.9%	305,957	37.7%	303,182	37.0%
Outcomes	32,784	38.5%	27,072	34.8%	63,536	38.8%	51,362	34.9%
Total gross profit and margin	$223,618	36.9%	$210,460	34.6%	$440,837	36.3%	$415,839	34.3%

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands	2025	2024	% Change		2025	2024	% Change
Segment operating expenses
Device Solutions	$8,137	$7,506	8%		$15,419	$15,867	(3)%
Networked Solutions	36,244	34,713	4%		68,849	69,060	—%
Outcomes	17,097	16,421	4%		33,519	31,620	6%
Corporate unallocated	85,727	87,173	(2)%		170,424	171,845	(1)%
Total operating expenses	$147,205	$145,813	1%		$288,211	$288,392	—%

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
In thousands	Operating Income	Operating Margin	Operating Income	Operating Margin	Operating Income	Operating Margin	Operating Income	Operating Margin
Segment operating income and operating margin
Device Solutions	$25,454	22.6%	$23,725	20.0%	$55,925	23.4%	$45,428	18.5%
Networked Solutions	120,999	29.6%	117,444	28.5%	237,108	29.2%	234,122	28.5%
Outcomes	15,687	18.4%	10,651	13.7%	30,017	18.3%	19,742	13.4%
Corporate unallocated	(85,727)	NM	(87,173)	NM	(170,424)	NM	(171,845)	NM
Total operating income and operating margin	$76,413	12.6%	$64,647	10.6%	$152,626	12.6%	$127,447	10.5%

Device Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Device Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended June 30,
In thousands	2025	2024
Device Solutions Segment
Revenues	$112,760	$118,550	$3,766	$(9,556)	$(5,790)
Gross profit	33,591	31,231	796	1,564	2,360
Operating expenses	8,137	7,506	59	572	631

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Six Months Ended June 30,
In thousands	2025	2024
Device Solutions Segment
Revenues	$238,631	$245,302	$522	$(7,193)	$(6,671)
Gross profit	71,344	61,295	123	9,926	10,049
Operating expenses	15,419	15,867	14	(462)	(448)

Revenues - Three months ended June 30, 2025 vs. Three months ended June 30, 2024
Revenues decreased $5.8 million, or 5%. Changes in foreign currency exchange rates favorably impacted revenues by $3.8 million. Revenues were lower due to the planned decrease in electric meter sales, partially offset by higher smart water product sales.

Revenues - Six months ended June 30, 2025 vs. Six months ended June 30, 2024
Revenues decreased $6.7 million, or 3%. Changes in foreign currency exchange rates favorably impacted revenues by $0.5 million. Revenues were lower due to the planned decrease in electric meter sales, partially offset by higher smart water product sales.

Gross Margin - Three months ended June 30, 2025 vs. Three months ended June 30, 2024
For the three months ended June 30, 2025, gross margin was 29.8%, compared with 26.3% for the same period in 2024. The 350 basis point increase over the prior year was primarily due to an improved product mix.

Gross Margin - Six months ended June 30, 2025 vs. Six months ended June 30, 2024
For the six months ended June 30, 2025, gross margin was 29.9%, compared with 25.0% for the same period in 2024. The 490 basis point increase over the prior year was primarily due to an improved product mix.

Operating Expenses - Three months ended June 30, 2025 vs. Three months ended June 30, 2024
Operating expenses increased $0.6 million, or 8%, compared with 2024. The increase was primarily due to higher product development and marketing costs.

Operating Expenses - Six months ended June 30, 2025 vs. Six months ended June 30, 2024
Operating expenses decreased $0.4 million, or 3%, for the first six months of 2025, compared with the same period in 2024. The decrease was primarily due to lower product development and marketing costs.

Networked Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Networked Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended June 30,
In thousands	2025	2024
Networked Solutions Segment
Revenues	$408,934	$412,704	$147	$(3,917)	$(3,770)
Gross profit	157,243	152,157	35	5,051	5,086
Operating expenses	36,244	34,713	—	1,531	1,531

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Six Months Ended June 30,
In thousands	2025	2024
Networked Solutions Segment
Revenues	$811,666	$820,220	$(1,464)	$(7,090)	$(8,554)
Gross profit	305,957	303,182	(247)	3,022	2,775
Operating expenses	68,849	69,060	(14)	(197)	(211)

Revenues - Three months ended June 30, 2025 vs. Three months ended June 30, 2024
Revenues decreased $3.8 million, or 1%, in 2025 compared with 2024. The decline was primarily due to an unusually large second quarter 2024 sales volume, which included a substantial amount of catch-up of previously supply chain constrained revenue.

Revenues - Six months ended June 30, 2025 vs. Six months ended June 30, 2024
Revenues decreased $8.6 million, or 1%, for the first six months of 2025, compared with the same period in 2024. The decline was primarily due to an unusually large first half 2024 level, which included a significant amount of catch-up of previously supply chain constrained revenue. Changes in foreign currency exchange rates unfavorably impacted revenues by $1.5 million.

Gross Margin - Three months ended June 30, 2025 vs. Three months ended June 30, 2024
Gross margin was 38.5% for the period ending June 30, 2025, compared with 36.9% in 2024. The 160 basis point increase was primarily related to a favorable product and customer mix.

Gross Margin - Six months ended June 30, 2025 vs. Six months ended June 30, 2024
Gross margin was 37.7% for the 2025 period, compared with 37.0% in 2024. The 70 basis point increase was primarily related to a favorable product and customer mix.

Operating Expenses - Three months ended June 30, 2025 vs. Three months ended June 30, 2024
Operating expenses increased $1.5 million, or 4%, for the quarter in 2025, compared with the same period in 2024. The increase was primarily related to higher employee costs.

Operating Expenses - Six months ended June 30, 2025 vs. Six months ended June 30, 2024
Operating expenses decreased $0.2 million for the first six months of 2025, compared with the same period in 2024. The decrease was primarily related to lower product development costs.

Outcomes

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Outcomes segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended June 30,
In thousands	2025	2024
Outcomes Segment
Revenues	$85,067	$77,815	$505	$6,747	$7,252
Gross profit	32,784	27,072	326	5,386	5,712
Operating expenses	17,097	16,421	3	673	676

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Six Months Ended June 30,
In thousands	2025	2024
Outcomes Segment
Revenues	$163,615	$146,989	$126	$16,500	$16,626
Gross profit	63,536	51,362	172	12,002	12,174
Operating expenses	33,519	31,620	(11)	1,910	1,899

Revenues - Three months ended June 30, 2025 vs. Three months ended June 30, 2024
For the 2025 period, revenues increased $7.3 million, or 9%, compared with the 2024 period. This increase was driven by recurring revenue, as well as software licenses. Changes in foreign currency exchange rates favorably impacted revenues by $0.5 million.

Revenues - Six months ended June 30, 2025 vs. Six months ended June 30, 2024
Revenues increased $16.6 million, or 11%, for the first six months of 2025, compared with 2024. This increase was driven by recurring revenue, as well as software licenses.

Gross Margin - Three months ended June 30, 2025 vs. Three months ended June 30, 2024
Gross margin increased to 38.5% for the second quarter of 2025, compared with 34.8% for the same period last year. The 370 basis point increase was driven by software license and services mix.

Gross Margin - Six months ended June 30, 2025 vs. Six months ended June 30, 2024
Gross margin increased to 38.8% for the period ending in 2025, compared with 34.9% for last year. The 390 basis point increase was driven by software license and services mix.

Operating Expenses - Three months ended June 30, 2025 vs. Three months ended June 30, 2024
Operating expenses for the 2025 period increased $0.7 million, or 4%, compared with the same period last year. This was primarily related to increased employee costs.

Operating Expenses - Six months ended June 30, 2025 vs. Six months ended June 30, 2024
Operating expenses for the first six months of 2025 increased $1.9 million, or 6%, compared with the same period last year. This was primarily related to increased employee costs.

Corporate Unallocated

Corporate Unallocated Expenses - Three months ended June 30, 2025 vs. Three months ended June 30, 2024
Operating expenses not directly associated with an operating segment are classified as Corporate unallocated. These expenses decreased $1.4 million, or 2%, for the three months ended June 30, 2025 compared with the same period in 2024. This decrease was primarily the result of a $2.4 million decrease in sales, general and administrative expenses partially offset by a $1.3 million increase in restructuring expenses.

Corporate Unallocated Expenses - Six months ended June 30, 2025 vs. Six months ended June 30, 2024
For the first six months of 2025, Corporate unallocated expenses decreased $1.4 million, or 1%, compared with the 2024 period. This decrease was primarily the result of a $1.2 million decrease in sales, general and administrative expenses and a $1.5 million decrease in product development expenses partially offset by a $0.6 million increase in restructuring expenses and a $0.5 million increase in amortization of intangible assets.

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

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
In millions
June 30, 2025	$454	$4,514	$1,544
March 31, 2025	530	4,659	1,593
December 31, 2024	1,403	4,734	1,767
September 30, 2024	487	3,970	1,716
June 30, 2024	447	4,093	1,809

Financial Condition

Cash Flow Information

	Six Months Ended June 30,
In thousands	2025	2024
Net cash provided by operating activities	$168,802	$93,025
Net cash used in investing activities	(10,651)	(47,820)
Net cash provided by financing activities	4,751	576,839
Effect of foreign exchange rate changes on cash and cash equivalents	10,118	(3,454)
Increase in cash and cash equivalents	$173,020	$618,590

Cash and cash equivalents were $1.22 billion at June 30, 2025, compared with $1.05 billion at December 31, 2024. The $173.0 million increase in cash and cash equivalents during the 2025 period was primarily net cash provided by operations as a result of higher earnings.

Operating activities
Cash provided by operating activities during the six months in 2025 was $168.8 million compared with $93.0 million during the same period in 2024. The increase was primarily due to increased earnings in 2025 and a net increase in working capital (current assets less current liabilities) conversion compared with the same period in 2024, partially offset by increased income tax payments in 2025.

Investing activities
During the six months ended June 30, 2025, net cash used in investing activities was $10.7 million compared with $47.8 million in 2024, resulting in a change of $37.2 million. The movement was primarily related to net cash used for the acquisition of Elpis Squared for $34.1 million in 2024, along with $3.6 million in reduced purchases of property, plant, and equipment in 2025 compared with the same period in 2024.

Financing activities
Net cash provided by financing activities during the six months in 2025 was $4.8 million, compared with net cash provided of $576.8 million for the same period in 2024. The change is due primarily to the issuance in 2024 of the convertible notes, net of total debt issuance cost, totaling $784 million, partially offset by the purchase of the capped call for the convertible offering of $109.0 million and common stock repurchased totaling $100.0 million.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations at June 30, 2025 was an increase of $10.1 million, compared with a decrease of $3.5 million for the same period in 2024. Our foreign currency exposure relates to non-U.S. dollar denominated balances in our international subsidiary operations.

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

	Six Months Ended June 30,
In thousands	2025	2024
Net cash provided by operating activities	$168,802	$93,025
Acquisitions of property, plant, and equipment	(10,656)	(14,255)
Free cash flow	$158,146	$78,770

Free cash flow increased due to higher operating cash flow and reduced spending on property, plant, and equipment. See the cash flow discussion of operating and investing activities above.

Off-balance sheet arrangements

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at June 30, 2025 and December 31, 2024 that we believe could reasonably likely have a current or future effect on our financial condition, results of operations, or cash flows.

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

Borrowings
We originally entered into our credit facility on January 5, 2018 (together with the subsequent eight amendments, the 2018 credit facility). The 2018 credit facility provides a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contains a $300 million standby letter of credit sub-facility and a $50 million swingline sub-facility. As of June 30, 2025, no amount was outstanding under the 2018 credit facility, and $45.3 million was utilized by outstanding standby letters of credit, resulting in $454.7 million available for borrowing. As of June 30, 2025, $254.7 million was available for additional standby letters of credit under the letter of credit sub-facility, and no amounts were outstanding under the swingline sub-facility. Amounts borrowed under the revolver may be repaid and reborrowed until the revolver's maturity on October 18, 2026, at which time all outstanding loans together with all accrued and unpaid interest must be repaid.

However, the maturity date may be advanced to December 14, 2025 if Itron does not settle or extend a sufficient portion of the outstanding 2021 convertible notes, as detailed in the seventh amendment.

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

Restructuring
On February 23, 2023, our Board of Directors approved a restructuring plan (the 2023 Projects). The 2023 Projects include activities that continue Itron's efforts to optimize its global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects were substantially complete as of March 31, 2025. For the six months ended June 30, 2025, we paid out $14.5 million related to all our restructuring projects. As of June 30, 2025, $31.1 million was accrued for all restructuring projects, of which $21.3 million is expected to be paid within the next 12 months and the remainder through 2027.

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

Other Liquidity Considerations
We have tax credits and net operating loss carryforwards in various jurisdictions that are available to reduce cash taxes. However, utilization of tax credits and net operating losses are limited in certain jurisdictions. Based on current projections, including anticipated impacts of the Act, we expect to pay, net of refunds, approximately $29 million in U.S federal taxes, $7 million in state taxes, and $17 million in local and foreign taxes during 2025. For a discussion of our tax provision and unrecognized tax benefits, see Item 1: Financial Statements (Unaudited), Note 10: Income Taxes included in this Quarterly Report on Form 10-Q.

As of June 30, 2025, we are under examination by certain tax authorities. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

As of June 30, 2025, there was $52.8 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. As a result of recent changes in U.S. tax legislation, any repatriation in the future would not result in U.S. federal income tax. Accordingly, there is no provision for U.S. deferred taxes on this cash. If this cash were repatriated to fund U.S. operations, additional withholding tax costs may be incurred. Tax is only one of the many factors that we consider in the management of global cash. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

In certain of our consolidated international subsidiaries, we have joint venture partners who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc., we consolidate them because we have a greater than 50% ownership interest and/or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. At June 30, 2025, $3.3 million of our consolidated cash balance was held in our joint venture entities. As a result, the minority shareholders of these entities have rights to their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from these entities.

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

TOTAL COMPANY RECONCILIATIONS	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2025	2024	2025	2024
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$147,205	$145,813	$288,211	$288,392
Amortization of intangible assets	(4,543)	(4,511)	(9,022)	(8,497)
Restructuring	(1,237)	99	(684)	(99)
Gain (loss) on sale of business	—	65	(79)	42
Acquisition and integration	(33)	(90)	(84)	(408)
Non-GAAP operating expenses	$141,392	$141,376	$278,342	$279,430

NON-GAAP OPERATING INCOME
GAAP operating income	$76,413	$64,647	$152,626	$127,447
Amortization of intangible assets	4,543	4,511	9,022	8,497
Restructuring	1,237	(99)	684	99
(Gain) loss on sale of business	—	(65)	79	(42)
Acquisition and integration	33	90	84	408
Non-GAAP operating income	$82,226	$69,084	$162,495	$136,409

NON-GAAP NET INCOME & DILUTED EPS
GAAP net income attributable to Itron, Inc.	$68,340	$51,318	$133,814	$103,039
Amortization of intangible assets	4,543	4,511	9,022	8,497
Amortization of debt placement fees	1,757	935	3,494	1,779
Restructuring	1,237	(99)	684	99
(Gain) loss on sale of business	—	(65)	79	(42)
Acquisition and integration	33	90	84	408
Income tax effect of non-GAAP adjustments	(796)	(588)	(1,953)	(387)
Non-GAAP net income attributable to Itron, Inc.	$75,114	$56,102	$145,224	$113,393

Non-GAAP diluted EPS	$1.62	$1.21	$3.14	$2.44

Non-GAAP weighted average common shares outstanding - Diluted	46,380	46,526	46,276	46,441

TOTAL COMPANY RECONCILIATIONS	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2025	2024	2025	2024
ADJUSTED EBITDA
GAAP net income attributable to Itron, Inc.	$68,340	$51,318	$133,814	$103,039
Interest income	(12,303)	(5,128)	(24,013)	(8,974)
Interest expense	5,648	2,290	11,241	4,183
Income tax provision	14,730	15,180	31,659	28,609
Depreciation and amortization	12,114	13,519	24,182	26,263
Restructuring	1,237	(99)	684	99
(Gain) loss on sale of business	—	(65)	79	(42)
Acquisition and integration	33	90	84	408
Adjusted EBITDA	$89,799	$77,105	$177,730	$153,585

FREE CASH FLOW
Net cash provided by operating activities	$96,685	$51,717	$168,802	$93,025
Acquisitions of property, plant, and equipment	(6,017)	(7,110)	(10,656)	(14,255)
Free Cash Flow	$90,668	$44,607	$158,146	$78,770

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

Interest Rate Risk
We may be exposed to interest rate risk through variable rate debt instruments, namely the multicurrency revolving line of credit. At June 30, 2025, we had no outstanding variable rate debt.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future if we were to have variable rate debt outstanding.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. Revenues denominated in functional currencies other than the U.S. dollar were 25% and 24% of total revenues for the three and six months ended June 30, 2025 compared with 24% for the same respective periods in 2024. These transactions expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro.

We are exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of June 30, 2025, a total of 34 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar, and various other currencies, with notional amounts ranging from $110,738 to $22.8 million.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:    Controls and Procedures

Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2025, the Company's disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal controls over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable.
(b)Not applicable.
(c)Issuer Repurchase of Equity Securities.

Period	Total Number of Shares Purchased (1) (3)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				In thousands
April 1, 2025 through April 30, 2025	—	$—	—	$100,000
May 1, 2025 through May 31, 2025	58	112.63	—	100,000
June 1, 2025 through June 30, 2025	—	—	—	100,000
Total	58		—

(1)Effective September 19, 2024, Itron's Board of Directors authorized a repurchase program of up to $100 million of Itron's common stock over an 18-month period.
(2)Excludes commissions.
(3)Shares purchased may include shares transferred to us by certain employees who vested in restricted stock units and used shares to pay all, or a portion of, the related taxes.

Item 5:    Other Information
(a)No information was required to be disclosed in a report on Form 8-K during the second quarter of 2025 that was not reported.
(b)Not applicable.
(c)Insider Trading Arrangements - None.

Item 6:    Exhibits

Exhibit Number	Description of Exhibits
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Itron, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITRON, INC.

July 31, 2025	By:	/s/ JOAN S. HOOPER
Date		Joan S. Hooper
Senior Vice President and Chief Financial Officer