Form 10-Q
period 2025-09-30
ITRON, INC.
filed 2025-10-30
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 24, 2025, there were outstanding 45,801,371 shares of the registrant's common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1:    Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2025	2024	2025	2024
Revenues
Product revenues	$494,323	$538,249	$1,534,648	$1,598,978
Service revenues	87,302	77,213	260,889	228,995
Total revenues	581,625	615,462	1,795,537	1,827,973
Cost of revenues
Product cost of revenues	319,238	362,579	1,003,074	1,076,033
Service cost of revenues	42,842	43,285	132,081	126,503
Total cost of revenues	362,080	405,864	1,135,155	1,202,536
Gross profit	219,545	209,598	660,382	625,437

Operating expenses
Sales, general and administrative	83,139	79,639	257,665	254,023
Research and development	50,032	51,237	153,932	156,691
Amortization of intangible assets	4,403	4,814	13,425	13,311
Restructuring	188	(723)	872	(624)
Loss on sale of business	—	698	79	656
Total operating expenses	137,762	135,665	425,973	424,057

Operating income	81,783	73,933	234,409	201,380
Other income (expense)
Interest income	13,569	13,420	37,582	22,394
Interest expense	(5,647)	(5,605)	(16,888)	(9,788)
Other income (expense), net	996	677	1,359	695
Total other income (expense)	8,918	8,492	22,053	13,301

Income before income taxes	90,701	82,425	256,462	214,681
Income tax provision	(24,478)	(3,515)	(56,137)	(32,124)
Net income	66,223	78,910	200,325	182,557
Net income attributable to noncontrolling interests	610	951	898	1,559
Net income attributable to Itron, Inc.	$65,613	$77,959	$199,427	$180,998

Net income per common share - Basic	$1.43	$1.73	$4.38	$3.98
Net income per common share - Diluted	$1.41	$1.70	$4.30	$3.91

Weighted average common shares outstanding - Basic	45,746	44,982	45,574	45,458
Weighted average common shares outstanding - Diluted	46,660	45,839	46,405	46,239
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2025	2024	2025	2024
Net income	$66,223	$78,910	$200,325	$182,557

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,005)	19,880	47,163	3,611
Pension benefit obligation adjustment	(34)	(34)	(140)	(607)
Total other comprehensive income (loss), net of tax	(3,039)	19,846	47,023	3,004

Total comprehensive income (loss), net of tax	63,184	98,756	247,348	185,561

Comprehensive income (loss) attributable to noncontrolling interests, net of tax	610	951	898	1,559
Comprehensive income (loss) attributable to Itron, Inc.	$62,574	$97,805	$246,450	$184,002
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

In thousands	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$1,331,944	$1,051,237
Accounts receivable, net	369,511	350,473
Inventories	255,278	270,725
Other current assets	187,298	143,457
Total current assets	2,144,031	1,815,892

Property, plant, and equipment, net	111,989	115,428
Deferred tax assets, net	259,962	310,280
Other long-term assets	44,212	41,827
Operating lease right-of-use assets, net	32,742	28,957
Intangible assets, net	30,003	43,109
Goodwill	1,087,822	1,052,130
Total assets	$3,710,761	$3,407,623

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$145,321	$144,929
Other current liabilities	59,712	61,241
Wages and benefits payable	110,462	137,384
Taxes payable	15,868	19,689
Current portion of debt, net	458,928	—
Current portion of warranty	12,867	14,302
Unearned revenue	184,216	150,720
Total current liabilities	987,374	528,265

Long-term debt, net	787,906	1,242,424
Long-term warranty	7,362	7,839
Pension benefit obligation	65,733	59,537
Deferred tax liabilities, net	808	565
Operating lease liabilities	22,890	25,350
Other long-term obligations	125,270	132,215
Total liabilities	1,997,343	1,996,195

Equity
Preferred stock, no par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 150,000 and 75,000 shares authorized, 45,791 and 45,131 shares issued and outstanding	1,745,986	1,689,835
Accumulated other comprehensive loss, net	(62,908)	(109,931)
Retained earnings (accumulated deficit)	10,123	(189,304)
Total Itron, Inc. shareholders' equity	1,693,201	1,390,600
Noncontrolling interests	20,217	20,828
Total equity	1,713,418	1,411,428
Total liabilities and equity	$3,710,761	$3,407,623
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2025	45,131	$1,689,835	$(109,931)	$(189,304)	$1,390,600	$20,828	$1,411,428
Net income (loss)				65,474	65,474	(124)	65,350
Other comprehensive income (loss), net of tax			13,548		13,548		13,548
Net stock issued and repurchased	441	2,195			2,195		2,195
Stock-based compensation expense		16,558			16,558		16,558
Balances at March 31, 2025	45,572	1,708,588	(96,383)	(123,830)	1,488,375	20,704	1,509,079
Net income				68,340	68,340	412	68,752
Other comprehensive income (loss), net of tax			36,514		36,514		36,514
Net stock issued and repurchased	138	3,241			3,241		3,241
Stock-based compensation expense		16,838			16,838		16,838
Balances at June 30, 2025	45,710	1,728,667	(59,869)	(55,490)	1,613,308	21,116	1,634,424
Net income				65,613	65,613	610	66,223
Other comprehensive income (loss), net of tax			(3,039)		(3,039)		(3,039)
Distributions to noncontrolling interests						(1,509)	(1,509)
Net stock issued and repurchased	81	896			896		896
Stock-based compensation expense		14,423			14,423		14,423
Contingent share issuance to affiliate		2,000			2,000		2,000
Balances at September 30, 2025	45,791	$1,745,986	$(62,908)	$10,123	$1,693,201	$20,217	$1,713,418

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2024	45,512	$1,820,510	$(81,190)	$(428,409)	$1,310,911	$20,520	$1,331,431
Net income				51,721	51,721	66	51,787
Other comprehensive income (loss), net of tax			(10,908)		(10,908)		(10,908)
Net stock issued and repurchased	338	1,560			1,560		1,560
Stock-based compensation expense		11,429			11,429		11,429
Registration fee		11			11		11
Balances at March 31, 2024	45,850	1,833,510	(92,098)	(376,688)	1,364,724	20,586	1,385,310
Net income				51,318	51,318	542	51,860
Other comprehensive income (loss), net of tax			(5,934)		(5,934)		(5,934)
Net stock issued and repurchased	74	1,408			1,408		1,408
Stock-based compensation expense		10,416			10,416		10,416
Payments on call spread for convertible offering, net of tax		(82,304)			(82,304)		(82,304)
Stock repurchased	(972)	(100,000)			(100,000)		(100,000)
Registration fee		(65)			(65)		(65)
Balances at June 30, 2024	44,952	1,662,965	(98,032)	(325,370)	1,239,563	21,128	1,260,691
Net income				77,959	77,959	951	78,910
Other comprehensive income (loss), net of tax			19,846		19,846		19,846
Distributions to noncontrolling interests						(1,711)	(1,711)
Net stock issued and repurchased	64	1,345			1,345		1,345
Stock-based compensation expense		10,222			10,222		10,222
Excise tax related to shares repurchased		(616)			(616)		(616)
Balances at September 30, 2024	45,016	$1,673,916	$(78,186)	$(247,411)	$1,348,319	$20,368	$1,368,687
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
In thousands	2025	2024
Operating activities
Net income	$200,325	$182,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	36,221	40,979
Non-cash operating lease expense	8,856	11,481
Stock-based compensation	47,819	32,067
Amortization of prepaid debt fees	5,401	3,669
Deferred taxes, net	48,860	(17,509)
Loss on sale of business	79	656
Restructuring, non-cash	(25)	(171)
Other adjustments, net	(531)	(838)
Changes in operating assets and liabilities, net of acquisition and sale of business:
Accounts receivable	(12,127)	(31,169)
Inventories	19,828	5,532
Other current assets	(40,295)	4,102
Other long-term assets	6,918	(1,391)
Accounts payable, other current liabilities, and taxes payable	(5,959)	(39,054)
Wages and benefits payable	(30,801)	(18,010)
Unearned revenue	34,320	33,453
Warranty	(2,404)	(476)
Restructuring	(16,445)	(19,816)
Other operating, net	(13,409)	(27,736)
Net cash provided by operating activities	286,631	158,326

Investing activities
Net proceeds related to the sale of business	278	405
Acquisitions of property, plant, and equipment	(15,077)	(20,878)
Business acquisitions, net of cash and cash equivalents acquired	—	(34,126)
Other investing, net	(1,995)	212
Net cash used in investing activities	(16,794)	(54,387)

Financing activities
Proceeds from borrowings	—	805,000
Issuance of common stock	6,332	4,317
Payments on call spread for convertible offering	—	(108,997)
Repurchase of common stock	—	(100,000)
Prepaid debt fees	(2,207)	(21,617)
Other financing, net	(2,288)	(2,618)
Net cash provided by financing activities	1,837	576,085

Effect of foreign exchange rate changes on cash and cash equivalents	9,033	434
Increase in cash and cash equivalents	280,707	680,458
Cash and cash equivalents at beginning of period	1,051,237	302,049
Cash and cash equivalents at end of period	$1,331,944	$982,507

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$48,783	$59,212
Interest	12,787	4,062
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms "we", "us", "our", "Itron", and the "Company" refer to Itron, Inc. and its subsidiaries.

Note 1:    Summary of Significant Accounting Policies

Financial Statement Preparation
The consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2025 and 2024, Consolidated Statements of Equity for the three months ended September 30, 2025 and 2024, June 30, 2025 and 2024, and March 31, 2025 and 2024, the Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, and the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for the full year or for any other period.

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

Restricted Cash and Cash Equivalents
Cash and cash equivalents that are contractually restricted from operating use are classified as restricted cash and cash equivalents. We had $1.8 million pledged for standby letters of credit as of September 30, 2025 and December 31, 2024.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance is intended to enhance transparency and disclosures by requiring public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU is effective for our annual report as of December 31, 2027, and for interim reporting periods beginning in the first quarter of 2028, with early adoption permitted. We are in the process of evaluating the impact that the adoption of this ASU will have on our consolidated financial statements and related disclosures.

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The new guidance clarifies the assessment of whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt when changes are made to conversion features as part of an offer to settle the instrument. The ASU is effective beginning in 2026, with early adoption permitted. We will utilize this guidance for any future induced conversions or extinguishments of our convertible notes.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in ASU 2025-05 provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under Accounting Standards Codification (ASC) 606 Revenue from Contracts with Customers. The practical expedient permits all entities to assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. The ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. We plan to early adopt this new guidance in the fourth quarter of 2025, and we do not expect a material impact on our financial statements or related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the internal-use software guidance that is accounting for under Subtopic 350-40. The amendments supersede the website development costs guidance and incorporate the recognition requirements for website-specific development costs from Subtopic 350-50 into Subtopic 350-40. The ASU also clarifies which disclosure framework applies to capitalized software costs. ASU 2025-06 is effective for us beginning with our interim financial reports for the first quarter of 2028, with early adoption permitted. We are in the process of evaluating the impact that the adoption of this ASU will have on our consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The ASU adds a new scope exception from derivative accounting for non-exchange-traded contracts with underlyings that are based on operations or activities specific to one of the parties to the contract. The ASU also clarifies that when an entity has a right to receive a share-based payment from its customer in exchange for the transfer of goods or services, the share-based payment should be accounted for as noncash consideration within the scope of ASC 606. ASU 2025-07 is effective for us beginning with our interim financial reports for the first quarter of 2027. This standard is not expected to have any significant impact on our results of operations, financial position, cash flow, or related disclosures.

Note 2:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2025	2024	2025	2024
Net income available to common shareholders	$65,613	$77,959	$199,427	$180,998

Weighted average common shares outstanding - Basic	45,746	44,982	45,574	45,458
Dilutive effect of stock-based awards	880	857	820	781
Dilutive effect of convertible notes	34	—	11	—
Weighted average common shares outstanding - Diluted	46,660	45,839	46,405	46,239
Net income per common share - Basic	$1.43	$1.73	$4.38	$3.98
Net income per common share - Diluted	$1.41	$1.70	$4.30	$3.91

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase our common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise and the future compensation cost associated with the stock award. Approximately 16,000 stock-based awards were excluded from the calculation of diluted EPS for the nine months ended September 30, 2025 because they were anti-dilutive. Approximately 1,000 and 23,000 stock-based awards were excluded from the calculation of diluted EPS for the three and nine months ended September 30, 2024 because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Convertible Notes and Share Hedges

2021 Notes, Warrants and Call Option Transactions
For our convertible notes issued in March 2021 (the 2021 Notes), the dilutive effect is calculated using the if-converted method. We are required, pursuant to the indenture governing the notes, to settle the principal amount in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the notes were converted. The average closing prices of our common stock for the quarter ended September 30, 2025 were used as the basis for determining the dilutive effect on EPS. For the three months ended September 30, 2025 the quarterly average closing prices for our common stock exceeded the conversion price of $126.00, and the dilutive effect is therefore included in the table above. With the three months ended September 30, 2025 being the first period in which the average closing price of our common stock exceeded the conversion price, a weighted average of the quarterly results from the dilutive effect of convertible notes is computed and has been reflected in the table above for the three and nine months ended September 30, 2025.

In conjunction with the issuance of the 2021 Notes, we sold warrants to purchase 3.7 million shares of Itron common stock. The warrants have a strike price of $180.00 per share. For calculating the dilutive effect of the warrants, we use the treasury stock method. With this method, we assume exercise of the warrants at the beginning of the period, or at time of issuance if later, and the issuance of common stock upon exercise. Proceeds from the exercise of the warrants are assumed to be used to repurchase shares of our stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be exercised with the warrants less the number of shares repurchased, are included in diluted weighted average common shares outstanding. For periods where the warrants strike price of $180.00 per share is greater than the average share price of Itron stock for the period, the warrants would be anti-dilutive. For the three and nine months ended September 30, 2025, the quarterly average closing prices of our common stock did not exceed the warrant strike price, and therefore 3.7 million shares were considered anti-dilutive.

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

2024 Notes and Capped Call Transactions
For our convertible notes issued in June 2024 (the 2024 Notes), the dilutive effect is calculated using the if-converted method. We are required, pursuant to the indenture governing our convertible notes, to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the convertible notes were converted. The average closing prices of our common stock for the quarter ended September 30, 2025 were used as the basis for determining the dilutive effect on EPS. The quarterly average closing prices for our common stock did not exceed the conversion price of $131.24, and therefore all associated shares were anti-dilutive.

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

Note 3:    Certain Balance Sheet Components

A summary of accounts receivable from contracts with customers is as follows:

Accounts receivable, net
In thousands	September 30, 2025	December 31, 2024
Trade receivables (net of allowance of $1,576 and $417)	$335,831	$295,341
Unbilled receivables	33,680	55,132
Total accounts receivable, net	$369,511	$350,473

Allowance for credit losses account activity	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2025	2024	2025	2024
Beginning balance	$1,814	$603	$417	$738
Provision for (release of) doubtful accounts, net	(230)	(11)	1,114	(89)
Accounts written-off, net	(6)	(28)	(30)	(71)
Effect of change in exchange rates	(2)	27	75	13
Ending balance	$1,576	$591	$1,576	$591

Inventories
In thousands	September 30, 2025	December 31, 2024
Raw materials	$199,452	$198,995
Work in process	15,249	16,679
Finished goods	40,577	55,051
Total inventories	$255,278	$270,725

Property, plant, and equipment, net
In thousands	September 30, 2025	December 31, 2024
Machinery and equipment	$306,484	$294,237
Computers and software	124,450	119,818
Buildings, furniture, and improvements	106,425	115,372
Land	9,656	8,513
Construction in progress, including purchased equipment	21,398	22,247
Total cost	568,413	560,187
Accumulated depreciation	(456,424)	(444,759)
Property, plant, and equipment, net	$111,989	$115,428

Depreciation expense	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2025	2024	2025	2024
Depreciation expense	$7,636	$9,902	$22,796	$27,668

Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, were as follows:

	September 30, 2025			December 31, 2024
In thousands	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible Assets
Core-developed technology	$48,232	$(39,224)	$9,008	$48,048	$(36,661)	$11,387
Customer contracts and relationships	324,132	(304,357)	19,775	315,744	(285,441)	30,303
Trademarks and trade names	30,782	(29,562)	1,220	30,793	(29,374)	1,419
Other	11,023	(11,023)	—	11,023	(11,023)	—
Total intangible assets	$414,169	$(384,166)	$30,003	$405,608	$(362,499)	$43,109

Estimated future annual amortization is as follows:

Year Ending December 31,	Estimated Annual Amortization
In thousands
2025 (amount remaining at September 30, 2025)	$4,402
2026	13,698
2027	8,273
2028	2,681
2029	576
Thereafter	373
Total intangible assets subject to amortization	$30,003

We recognize all amortization expense within Amortization of intangible assets in the Consolidated Statements of Operations. These expenses relate to intangible assets acquired as part of business combinations.

Note 5:    Goodwill

The following table reflects changes in the carrying amount of goodwill for the nine months ended September 30, 2025:

In thousands	Device Solutions	Networked Solutions	Outcomes	Total Company
Goodwill balance at January 1, 2025	$—	$894,819	$157,311	$1,052,130
Effect of change in exchange rates	—	30,971	4,721	35,692
Goodwill balance at September 30, 2025	$—	$925,790	$162,032	$1,087,822

Note 6:    Debt

The components of our borrowings were as follows:

In thousands	September 30, 2025	December 31, 2024
Credit facility
Multicurrency revolving line of credit	$—	$—
2021 Convertible notes	460,000	460,000
2024 Convertible notes	805,000	805,000
Total debt	$1,265,000	$1,265,000

Current portion of debt, gross	$460,000	$—
Less: unamortized prepaid debt fees - current portion of debt	1,072	—
Current portion of debt, net	$458,928	$—

Long-term debt, gross	$805,000	$1,265,000
Less: unamortized prepaid debt fees - long-term debt	17,094	22,576
Long-term debt, net	$787,906	$1,242,424

2025 Credit Facility

On September 25, 2025, we entered into a third amended and restated credit agreement (the 2025 credit facility) providing for committed credit facilities in the amount of $750 million. The 2025 credit facility consists of a multi-currency revolving line of credit (the revolver) in the amount of $750 million. The revolver includes a standby letter of credit sub-facility in the amount of $300 million, and a swingline sub-facility in the amount of $50 million. The 2025 credit facility amends and restates, in its entirety, our amended and restated credit agreement dated January 5, 2018 (the 2018 credit facility).

Any outstanding principal under the revolver is due at maturity on September 25, 2030. Principal amounts paid prior to the maturity date may be reborrowed prior to such date. However, that date may be advanced to April 15, 2030 if we do not settle or extend a sufficient portion of our outstanding convertible notes, as detailed in the credit agreement.

Under the 2025 credit facility, we may elect applicable market interest rates for any outstanding revolving loans. We also pay an applicable margin, which is based on its total net leverage ratio as defined in the credit agreement. The applicable rates per annum may be based on the following: (1) the Term Secured Overnight Financing Rate (SOFR), plus an applicable margin or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 0.50%, or (iii) SOFR plus 1.00%. Committed amounts not borrowed under the revolver are subject to a commitment fee (paid quarterly in arrears). The spreads applicable to SOFR and the annual committee fee rates are, as follows:

Total Net Leverage Ratio	Interest Rate	Commitment Fee
Greater than 3.50	SOFR + 175.0 bps	30.0 bps
2.51 to 3.50	SOFR + 150.0 bps	25.0 bps
1.51 to 2.50	SOFR + 137.5 bps	20.0 bps
Less than or equal to 1.50	SOFR + 125.0 bps	17.5 bps

The 2025 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2025 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries. This included a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2025 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2025 credit facility includes debt covenants, which contained certain financial thresholds and placed certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We are in compliance with the debt covenants under the 2025 credit facility at September 30, 2025.

As of September 30, 2025, there were no outstanding loan balances under the 2025 credit facility, and $45.1 million was utilized by outstanding standby letters of credit, resulting in $704.9 million available for additional borrowings. As of September 30, 2025, $254.9 million was available for additional standby letters of credit under the letter of credit sub-facility, and no amounts were outstanding under the swingline sub-facility.

2018 Credit Facility

The 2018 credit facility, entered on January 5, 2018 (as amended, the 2018 credit facility), originally provided for committed credit facilities in the amount of $1.2 billion. This facility consisted of a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contained a $300 million standby letter of credit sub-facility and a $50 million swingline sub-facility. The $650 million U.S. dollar term loan (the term loan) included in the original facility was fully repaid in August 2021.

The 2018 credit facility permitted us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2018 credit facility were guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and were secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries. This includes a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who was a foreign borrower, as defined by the 2018 credit facility, were guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2018 credit facility included debt covenants, which contained certain financial thresholds and place certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We were in compliance with the debt covenants under the 2018 credit facility at the time of the amendment.

Under the 2018 credit facility, we elected applicable market interest rates for both the term loan and any outstanding revolving loans. We also paid an applicable margin, which is based on our total net leverage ratio as defined in the credit agreement. The applicable rates per annum may be based on either: (1) the LIBOR rate or EURIBOR rate (subject to a floor of 0%), plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 0.50%, or (iii) one-month LIBOR plus 1.00%. The cessation of LIBOR occurred in June 2023. On November 23, 2022, we amended the 2018 credit facility to replace the LIBOR rate with the Term Secured Overnight Financing Rate (SOFR) as the base interest rate. On February 21, 2023, we entered into a sixth amendment to the 2018 credit facility. This amendment modified debt covenant provisions to allow for the addback of non-recurring cash expenses related to restructuring charges incurred during the quarter ended March 31, 2023. On October 13, 2023, we entered into a seventh amendment to extend the maturity date to October 18, 2026. However, that date may be advanced to December 14, 2025 if Itron does not settle or extend a sufficient portion of outstanding convertible notes as detailed in the amendment. In addition, the amendment revises the interest cost, as follows:

Total Net Leverage Ratio	Interest Rate	Commitment Fee
Greater than 4.00	SOFR + 250 bps	40 bps
3.51 to 4.00	SOFR + 225 bps	35 bps
2.51 to 3.50	SOFR + 200 bps	30 bps
Less than or equal to 2.50	SOFR + 175 bps	25 bps

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

Debt Maturities
The amount of required minimum principal payments on our debt in aggregate over the next five years is as follows:

Year Ending December 31,	Minimum Payments
In thousands
2025 (amount remaining at September 30, 2025)	$—
2026	460,000
2027	—
2028	—
2029	—
Thereafter	805,000
Total minimum payments on debt	$1,265,000

Note 7:    Derivative Financial Instruments

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Refer to Note 13: Shareholders' Equity and Note 14: Fair Value of Financial Instruments for additional disclosures on our derivative instruments.

Derivatives Not Designated as Hedging Relationships
We are exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of September 30, 2025, a total of 35 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar, and various other currencies, with notional amounts ranging from $104,080 to $33.2 million.

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

Amounts recognized on the Consolidated Balance Sheets consist of:

In thousands	September 30, 2025	December 31, 2024
Assets
Plan assets in other long-term assets	$133	$133
Liabilities
Current portion of pension benefit obligation in wages and benefits payable	$4,888	$4,123
Long-term portion of pension benefit obligation	65,733	59,537
Pension benefit obligation, net	$70,488	$63,527

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

Net periodic pension benefit cost for our plans include the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2025	2024	2025	2024
Service cost	$687	$621	$2,075	$1,915
Interest cost	749	687	2,183	2,044
Expected return on plan assets	(81)	(74)	(232)	(220)
Amortization of prior service costs	34	34	101	101
Amortization of actuarial net loss	(101)	(85)	(295)	(255)
Curtailment	—	—	—	(585)
Net periodic benefit cost	$1,288	$1,183	$3,832	$3,000

The components of net periodic benefit cost, other than the service cost component, are included in total other income (expense) on the Consolidated Statements of Operations.

Note 9:    Stock-Based Compensation

We grant stock-based compensation awards, including restricted stock units, phantom stock, and unrestricted stock units, under the Second Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan). Prior to December 31, 2020, stock options were also granted as part of the stock-based compensation awards. In the Stock Incentive Plan, we have 13,991,273 shares of common stock authorized for issuance subject to stock splits, dividends, and other similar events, and at September 30, 2025, 3,851,003 shares were available for grant. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied. These shares are subject to a fungible share provision such that the authorized share available for grant under the Plan is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

We also award phantom stock units, which are settled in cash upon vesting and accounted for as liability-based awards, with no impact to the shares available for grant.

In addition, we maintain the Employee Stock Purchase Plan (ESPP), for which 449,335 shares of common stock were available for future issuance at September 30, 2025.

ESPP activity and stock-based grants other than restricted stock units were not significant for the three and nine months ended September 30, 2025 and 2024.

Stock-Based Compensation Expense
Total stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2025	2024	2025	2024
Restricted stock units	$14,254	$9,886	$47,210	$31,059
Unrestricted stock awards	169	336	609	1,008
Phantom stock units	1,115	1,616	3,681	4,378
Total stock-based compensation	$15,538	$11,838	$51,500	$36,445

Related tax benefit	$3,547	$2,503	$11,759	$7,853

Stock Options
A summary of our stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	In thousands		Years	In thousands
Outstanding, January 1, 2024	363	$61.36	4.0	$5,886
Granted	—	—			$—
Exercised	(26)	54.19		935
Forfeited	—	—
Canceled	—	—
Outstanding, September 30, 2024	337	$61.92	3.2	$15,111

Outstanding, January 1, 2025	274	$64.55	3.2	$12,087
Granted	—	—			$—
Exercised	(85)	39.62		6,386
Forfeited	—	—
Canceled	—	—
Outstanding, September 30, 2025	189	$75.70	3.3	$9,268

Exercisable, September 30, 2025	189	$75.70	3.3	$9,268

At September 30, 2025, all stock-based compensation expense related to nonvested stock options has been recognized.

Restricted Stock Units
The following table summarizes restricted stock unit activity:

In thousands, except fair value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, January 1, 2024	751
Granted	415	$76.24
Released (1)	(405)		$33,372
Forfeited	(21)
Outstanding, September 30, 2024	740

Outstanding, January 1, 2025	831	$67.71
Granted	317	98.35
Released (1)	(542)	66.25	$55,062
Forfeited	(30)	83.84
Outstanding, September 30, 2025	576	85.32

Vested but not released, September 30, 2025	18		$2,185

(1) Shares released is presented as gross shares and does not reflect shares withheld by us for employee payroll tax obligations.

At September 30, 2025, total unrecognized compensation expense on restricted stock units was $50.8 million, which is expected to be recognized over a weighted average period of approximately 1.6 years.

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

Our tax rate for the three and nine months ended September 30, 2025 of 27% and 22%, respectively, differed from the federal statutory rate of 21% due to the impact of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, the effect of cross-border tax laws, nondeductible executive compensation, a benefit related to stock-based compensation, tax credits, state taxes, and uncertain tax positions.

Our tax rate for the three and nine months ended September 30, 2024 of 4% and 15%, respectively, differed from the federal statutory rate of 21% due to the impact of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, U.S. taxation of foreign earnings including GILTI (Global Intangible Low-Taxed Income) tax, net of Section 250 deduction (largely driven by research and development capitalization), Subpart F income, a benefit related to stock-based compensation, tax credits, state taxes, and uncertain tax positions. Approximately $14 million in discrete tax benefits were recorded related to the favorable resolution of a foreign tax audit in the three months ended September 30, 2024.

A sweeping legislative package formally titled "An act to provide for reconciliation pursuant to title II of H. Con. Res. 14" (the "Act"), and commonly referred to as the One Big Beautiful Bill Act, was signed into law on July 4, 2025. Since ASC 740 requires the income tax effects of a change in tax law to be recognized in the period of enactment, this Act is incorporated into our annual effective tax rate and current and expected cash taxes as of September 30, 2025. Included in our effective tax rate this quarter is an increase of approximately $4 million in full year tax expense, and a reduction in forecasted cash taxes of approximately $45 million from amounts calculated before passage of the Act. These results are driven by numerous changes to existing tax law that are retroactive to 2025, including provisions for the current deductibility of certain property additions and deductibility of current and previously capitalized domestic research and development costs. Additionally, multiple changes are effective beginning in 2026 and we are continuing to evaluate the impacts they will have on our subsequent consolidated financial statements and related disclosures.

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

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense recognized were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2025	2024	2025	2024
Net interest and penalties expense	$1,498	$(5,508)	$3,548	$(4,020)

Accrued interest and penalties recognized were as follows:

In thousands	September 30, 2025	December 31, 2024
Accrued interest	$10,166	$6,418
Accrued penalties	190	293

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate were as follows:

In thousands	September 30, 2025	December 31, 2024
Unrecognized tax benefits related to uncertain tax positions	$98,584	$106,132
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	98,572	106,122

Subsequent to quarter end, the statute of limitations expired on an uncertain tax position related to certain corporate transactions. As a result, we will recognize a tax benefit of approximately $39 million in the fourth quarter.

At September 30, 2025, we are under examination by certain tax authorities. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or cash flows.

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

Our available lines of credit, outstanding standby LOCs, and bonds were as follows:

In thousands	September 30, 2025	December 31, 2024
Credit facility
Multicurrency revolving line of credit	$750,000	$500,000
Standby LOCs issued and outstanding	(45,055)	(46,013)
Net available for additional borrowings under the multicurrency revolving line of credit	$704,945	$453,987

Net available for additional standby LOCs under sub-facility	$254,945	$253,987

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$97,496	$87,230
Standby LOCs issued and outstanding	(26,642)	(19,541)
Short-term borrowings	—	—
Net available for additional borrowings and LOCs	$70,854	$67,689

Unsecured surety bonds in force	$382,101	$363,097

In the event any such standby LOC or bond were called, we would be obligated to reimburse the issuer of the standby LOC or bond. As of October 30, 2025, we are not aware of any valid claims against our outstanding standby LOCs or bonds.

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

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2025	2024	2025	2024
Beginning balance	$20,767	$22,839	$22,141	$22,164
New product warranties	941	1,468	3,424	4,695
Other adjustments and expirations, net	1,034	(432)	2,443	496
Claims activity	(2,499)	(2,334)	(8,272)	(5,677)
Effect of change in exchange rates	(14)	191	493	54
Ending balance	20,229	21,732	20,229	21,732
Less: current portion of warranty	12,867	13,807	12,867	13,807
Long-term warranty	$7,362	$7,925	$7,362	$7,925

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to insurance and supplier recoveries, other changes and adjustments to warranties, and customer claims.

Warranty expense was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2025	2024	2025	2024
Total warranty expense	$1,975	$1,036	$5,867	$5,191

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

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2023 Projects were as follows:

In thousands	Total Expected Costs at September 30, 2025	Costs Recognized in Prior Periods	Adjustments Recognized During the Nine Months Ended September 30, 2025	Expected Remaining Costs to be Recognized at September 30, 2025
Employee severance costs	$40,459	$42,078	$(1,619)	$—
Asset impairments & net loss (gain) on sale or disposal	1,124	1,149	(25)	—
Other restructuring costs	10,198	6,947	2,516	735
Total	$51,781	$50,174	$872	$735

The following table summarizes the activity within the restructuring related balance sheet accounts for the 2023 Projects during the nine months ended September 30, 2025:

In thousands	Accrued Employee Severance	Asset Impairments & Net Loss (Gain) on Sale or Disposal	Other Accrued Costs	Total
Beginning balance, January 1, 2025	$38,115	$—	$3,216	$41,331
Costs charged to expense	(1,619)	(25)	2,516	872
Cash payments	(18,667)	—	(1,744)	(20,411)
Cash receipts	—	26	—	26
Net assets disposed and impaired	—	(1)	—	(1)
Effect of change in exchange rates	3,152	—	(35)	3,117
Ending balance, September 30, 2025	$20,981	$—	$3,953	$24,934

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

The current portions of restructuring liabilities were $18.1 million and $24.3 million as of September 30, 2025 and December 31, 2024 and are classified within other current liabilities on the Consolidated Balance Sheets. The long-term portions of restructuring liabilities were $6.8 million and $17.0 million as of September 30, 2025 and December 31, 2024. The long-term portions of restructuring liabilities are classified within other long-term obligations on the Consolidated Balance Sheets and include severance accruals and facility exit costs.

Note 13:    Shareholders' Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock would be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at September 30, 2025 or December 31, 2024.

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

Accumulated Other Comprehensive Income (Loss)
The changes in the components of accumulated other comprehensive income (loss) (AOCI), net of tax, were as follows:

In thousands	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Benefit Obligation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2024	$(67,643)	$(210)	$(14,380)	$1,043	$(81,190)
OCI before reclassifications	3,611	—	—	—	3,611
Amounts reclassified from AOCI	—	—	—	(607)	(607)
Total other comprehensive income (loss)	3,611	—	—	(607)	3,004
Balances at September 30, 2024	$(64,032)	$(210)	$(14,380)	$436	$(78,186)

Balances at January 1, 2025	$(97,556)	$(210)	$(14,380)	$2,215	$(109,931)
OCI before reclassifications	47,163	—	—	8	47,171
Amounts reclassified from AOCI	—	—	—	(148)	(148)
Total other comprehensive income (loss)	47,163	—	—	(140)	47,023
Balances at September 30, 2025	$(50,393)	$(210)	$(14,380)	$2,075	$(62,908)

The before-tax, income tax (provision) benefit, and net-of-tax amounts related to each component of other comprehensive income (OCI) were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2025	2024	2025	2024
Before-tax amount
Foreign currency translation adjustment	$(3,108)	$19,959	$47,307	$3,598
Net unrealized gain (loss) on defined benefit plans	—	—	11	—
Net defined benefit plan (gain) loss reclassified to net income	(67)	(51)	(194)	(739)
Total other comprehensive income (loss), before tax	$(3,175)	$19,908	$47,124	$2,859

Tax (provision) benefit
Foreign currency translation adjustment	$103	$(79)	$(144)	$13
Net unrealized gain (loss) on defined benefit plans	(2)	—	(3)	—
Net defined benefit plan (gain) loss reclassified to net income	35	17	46	132
Total other comprehensive income (loss) tax (provision) benefit	$136	$(62)	$(101)	$145

Net-of-tax amount
Foreign currency translation adjustment	$(3,005)	$19,880	$47,163	$3,611
Net unrealized gain (loss) on defined benefit plans	(2)	—	8	—
Net defined benefit plan (gain) loss reclassified to net income	(32)	(34)	(148)	(607)
Total other comprehensive income (loss), net of tax	$(3,039)	$19,846	$47,023	$3,004

Note 14:    Fair Value of Financial Instruments

The fair values at September 30, 2025 and December 31, 2024 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	September 30, 2025		December 31, 2024
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit facility
Multicurrency revolving line of credit	$—	$—	$—	$—
Convertible notes	1,246,834	1,413,549	1,242,424	1,330,670

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

Networked Solutions – This segment primarily includes a combination of communicating devices (e.g., smart meters, modules, endpoints, and sensors), network infrastructure, network design services, and associated headend management and application software designed and sold as a complete solution for acquiring and transporting robust application-specific data. Networked Solutions includes products, software and services for the implementation, installation, and management of communicating devices and data networks. The Industrial Internet of Things (IIoT) solutions supported by this segment include automated meter reading (AMR) and advanced metering infrastructure (AMI) for electricity, water, and gas; distributed energy resource management (DERMs); grid edge devices; distribution automation communications; smart lighting; and smart city sensors and applications. Our IIoT platform allows utility and smart city applications to be run and managed on a flexible, secure, and interoperable multi-purpose network.

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

Information about our reporting segments and Corporate unallocated and the reconciliation to income before income taxes was as follows:

Three Months Ended September 30, 2025
In thousands	Device Solutions	Networked Solutions	Outcomes	Segments Subtotal	Corporate Unallocated	Consolidated
Product revenues	$103,097	$365,378	$25,848	$494,323
Service revenues	525	28,324	58,453	87,302
Total revenues	103,622	393,702	84,301	581,625
Cost of revenues	71,615	238,941	51,524	362,080
Gross profit	32,007	154,761	32,777	219,545
Sales, general and administrative	2,900	6,695	3,707	13,302
Research and development	4,232	26,186	12,264	42,682
Corporate unallocated expenses	—	—	—	—	81,778
Total other income (expense)	—	—	—	—	8,918
Income before income taxes	$24,875	$121,880	$16,806	$163,561	$(72,860)	$90,701

Nine Months Ended September 30, 2025
In thousands	Device Solutions	Networked Solutions	Outcomes	Segments Subtotal	Corporate Unallocated	Consolidated
Product revenues	$340,423	$1,119,381	$74,844	$1,534,648
Service revenues	1,830	85,987	173,072	260,889
Total revenues	342,253	1,205,368	247,916	1,795,537
Cost of revenues	238,902	744,650	151,603	1,135,155
Gross profit	103,351	460,718	96,313	660,382
Sales, general and administrative	9,856	20,852	12,420	43,128
Research and development	12,695	80,878	37,070	130,643
Corporate unallocated expenses	—	—	—	—	252,202
Total other income (expense)	—	—	—	—	22,053
Income before income taxes	$80,800	$358,988	$46,823	$486,611	$(230,149)	$256,462

Three Months Ended September 30, 2024
In thousands	Device Solutions	Networked Solutions	Outcomes	Segments Subtotal	Corporate Unallocated	Consolidated
Product revenues	$122,119	$390,201	$25,929	$538,249
Service revenues	619	26,512	50,082	77,213
Total revenues	122,738	416,713	76,011	615,462
Cost of revenues	89,396	267,065	49,403	405,864
Gross profit	33,342	149,648	26,608	209,598
Sales, general and administrative	3,137	6,860	3,874	13,871
Research and development	3,720	27,557	11,548	42,825
Corporate unallocated expenses	—	—	—	—	78,969
Total other income (expense)	—	—	—	—	8,492
Income before income taxes	$26,485	$115,231	$11,186	$152,902	$(70,477)	$82,425

Nine Months Ended September 30, 2024
In thousands	Device Solutions	Networked Solutions	Outcomes	Segments Subtotal	Corporate Unallocated	Consolidated
Product revenues	$365,956	$1,158,857	$74,165	$1,598,978
Service revenues	2,084	78,076	148,835	228,995
Total revenues	368,040	1,236,933	223,000	1,827,973
Cost of revenues	273,403	784,103	145,030	1,202,536
Gross profit	94,637	452,830	77,970	625,437
Sales, general and administrative	10,246	20,390	11,720	42,356
Research and development	12,478	83,087	35,322	130,887
Corporate unallocated expenses	—	—	—	—	250,814
Total other income (expense)	—	—	—	—	13,301
Income before income taxes	$71,913	$349,353	$30,928	$452,194	$(237,513)	$214,681

For the three and nine months ended September 30, 2025, and the nine months ended September 30, 2024, no single customer represented more than 10% of total company revenue. For the three months ended September 30, 2024, one customer represented 10.7% of total company revenue. This revenue is included in both the Networked Solutions and Outcomes reporting segments.

Revenues by region were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2025	2024	2025	2024
United States and Canada	$477,715	$505,606	$1,464,462	$1,486,090
Europe, Middle East, and Africa	75,202	86,670	250,107	272,107
Asia Pacific	28,708	23,186	80,968	69,776
Total Company	$581,625	$615,462	$1,795,537	$1,827,973

Depreciation expense is allocated to the operating segments based upon each segment's use of the assets. All amortization expense is recognized within Corporate unallocated. Depreciation and amortization of intangible assets expense associated with our operating segments was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2025	2024	2025	2024
Device Solutions	$2,269	$3,423	$6,583	$8,853
Networked Solutions	3,456	4,219	10,532	12,234
Outcomes	1,317	1,510	3,933	4,470
Corporate unallocated	4,997	5,564	15,173	15,422
Total Company	$12,039	$14,716	$36,221	$40,979

Note 16: Revenues

A summary of significant net changes in the contract assets and the contract liabilities balances during the period is as follows:

In thousands	Contract Liabilities, Less Contract Assets
Beginning balance, January 1, 2025	$127,557
Revenues recognized from beginning contract liability	(68,350)
Cumulative catch-up adjustments	(2,432)
Increases due to amounts collected or due	261,875
Revenues recognized from current period increases	(153,312)
Other	1,285
Ending balance, September 30, 2025	$166,623

On January 1, 2025, total contract assets were $65.4 million and total contract liabilities were $193.0 million. On September 30, 2025, total contract assets were $60.6 million and total contract liabilities were $227.2 million. The contract assets primarily relate to contracts that include a retention clause and allocations related to contracts with multiple performance obligations. The contract liabilities primarily relate to deferred revenue, such as extended warranty and maintenance agreements. The cumulative catch-up adjustments relate to contract modifications, measure-of-progress changes, and changes in the estimate of the transaction price.

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

Total transaction price allocated to remaining performance obligations related to contracts is approximately $1.0 billion for the next 12 months and approximately $1.0 billion for periods longer than 12 months. The total remaining performance obligations consist of product and service components. The service component relates primarily to maintenance agreements for which customers pay a full year's maintenance in advance, and service revenues are generally recognized over the service period. Total transaction price allocated to remaining performance obligations also includes our extended warranty contracts, for which revenue is recognized over the extended warranty period, and hardware, which is recognized as units are delivered. The estimate of when remaining performance obligations will be recognized requires significant judgment.

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

Note 17:    Subsequent Events

On October 6, 2025, we entered into an Agreement and Plan of Merger to acquire 100 percent of the outstanding equity of Urbint, Inc., a privately held software and services company, based in Florida, serving utilities. The acquisition provides value to Itron through the leverage of Urbint's AI-powered operational resilience solutions to enhance our offerings to our customers. The acquisition is expected to close in the fourth quarter of 2025.

The purchase price for the acquisition is $325 million, with adjustment for final working capital and other closing considerations to be determined following the transaction's close. The purchase will be funded through cash on hand.

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

Networked Solutions – This segment primarily includes a combination of communicating devices (e.g., smart meters, modules, endpoints, and sensors), network infrastructure, network design services, and associated headend management and application software designed and sold as a complete solution for acquiring and transporting robust application-specific data. Networked Solutions includes products, software and services for the implementation, installation, and management of communicating devices and data networks. The IIoT solutions supported by this segment include automated meter reading (AMR) and advanced metering infrastructure (AMI) for electricity, water, and gas; distributed energy resource management (DERMs); grid edge devices; distribution automation communications; smart lighting; and smart city sensors and applications. Our IIoT platform allows utility and smart city applications to be run and managed on a flexible, secure, and interoperable multi-purpose network.

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

Refer to the Non-GAAP Measures section below on pages 45-48 for information about these non-GAAP measures and the detailed reconciliation of items that impacted non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income, non-GAAP diluted EPS, adjusted EBITDA, and free cash flow in the periods presented.

Total Company Highlights

Highlights and significant developments for the three months ended September 30, 2025 compared with the three months ended September 30, 2024
•Revenues were $581.6 million compared with $615.5 million in 2024
•Gross margin was 37.7%, compared with 34.1% in 2024
•Operating expenses increased $2.1 million, or 2%, compared with 2024
•Net income attributable to Itron, Inc. was $65.6 million compared with net income of $78.0 million in 2024
•GAAP diluted EPS decreased by $0.29 to $1.41 in 2025
•Non-GAAP net income attributable to Itron, Inc. was $71.8 million compared with $84.3 million in 2024
•Non-GAAP diluted EPS was $1.54, a decrease of $0.30 compared with 2024
•Adjusted EBITDA was $97.2 million compared with $88.6 million in 2024
•Total backlog was $4.3 billion, and twelve-month backlog was $1.5 billion at September 30, 2025, compared with $4.0 billion and $1.7 billion at September 30, 2024

Highlights and significant developments for the nine months ended September 30, 2025 compared with the nine months ended September 30, 2024
•Revenues were $1.8 billion in both periods.
•Gross margin was 36.8% compared with 34.2% in 2024
•Operating expenses increased $1.9 million compared with 2024
•Net income attributable to Itron, Inc. was $199.4 million compared with net income of $181.0 million in 2024
•GAAP diluted EPS increased by $0.39 to $4.30 in 2025
•Non-GAAP net income attributable to Itron, Inc. was $217.0 million compared with $197.6 million in 2024
•Non-GAAP diluted EPS was $4.68, an increase of $0.41 compared with 2024
•Adjusted EBITDA was $275.0 million compared with $242.2 million in 2024

Urbint, Inc. Acquisition
On October 6, 2025, we entered into an Agreement and Plan of Merger to acquire 100 percent of the outstanding equity of Urbint, Inc., a privately held software and services company, based in Florida, serving utilities. The acquisition provides value to Itron through the leverage of Urbint's AI-powered operational resilience solutions to enhance our offerings to our customers. The acquisition is expected to close in the fourth quarter of 2025. The purchase price for the acquisition is $325 million, with adjustment for final working capital and other closing considerations to be determined following the transaction's close. The purchase will be funded through cash on hand.

2025 Credit Facility
On September 25, 2025, we entered into a third amended and restated credit agreement (the 2025 credit facility) providing for committed credit facilities in the amount of $750 million. The 2025 credit facility consists of a multi-currency revolving line of credit (the revolver) in the amount of $750 million. The revolver includes a standby letter of credit sub-facility in the amount of $300 million, and a swingline sub-facility in the amount of $50 million. The 2025 credit facility amends and restates, in its entirety, our amended and restated credit agreement dated January 5, 2018 (the 2018 credit facility).

Any outstanding principal under the revolver is due at maturity on September 25, 2030. Principal amounts paid prior to the maturity date may be reborrowed prior to such date. However, that date may be advanced to April 15, 2030 if we do not settle or extend a sufficient portion of our outstanding convertible notes, as detailed in the credit agreement. Refer to Item 1: Financial Statements (Unaudited), Note 6: Debt included in this Quarterly Report on Form 10-Q for further details.

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

Total Company GAAP and Non-GAAP Highlights and Endpoints Under Management:

	Three Months Ended September 30,			Nine Months Ended September 30,
In thousands, except margin and per share data	2025	2024	% Change	2025	2024	% Change
GAAP
Revenues
Product revenues	$494,323	$538,249	(8)%	$1,534,648	$1,598,978	(4)%
Service revenues	87,302	77,213	13%	260,889	228,995	14%
Total revenues	581,625	615,462	(5)%	1,795,537	1,827,973	(2)%

Gross profit	219,545	209,598	5%	660,382	625,437	6%
Operating expenses	137,762	135,665	2%	425,973	424,057	—%
Operating income	81,783	73,933	11%	234,409	201,380	16%
Other income (expense)	8,918	8,492	5%	22,053	13,301	66%
Income tax provision	(24,478)	(3,515)	596%	(56,137)	(32,124)	75%
Net income attributable to Itron, Inc.	65,613	77,959	(16)%	199,427	180,998	10%

Non-GAAP(1)
Non-GAAP operating expenses	$130,319	$130,628	—%	$408,661	$410,058	—%
Non-GAAP operating income	89,226	78,970	13%	251,721	215,379	17%
Non-GAAP net income attributable to Itron, Inc.	71,812	84,251	(15)%	217,036	197,644	10%
Adjusted EBITDA	97,248	88,598	10%	274,978	242,183	14%

GAAP Margins and EPS
Gross margin
Product gross margin	35.4%	32.6%		34.6%	32.7%
Service gross margin	50.9%	43.9%		49.4%	44.8%
Total gross margin	37.7%	34.1%		36.8%	34.2%

Operating margin	14.1%	12.0%		13.1%	11.0%
Net income per common share - Basic	$1.43	$1.73		$4.38	$3.98
Net income per common share - Diluted	$1.41	$1.70		$4.30	$3.91

Non-GAAP EPS (1)
Non-GAAP diluted EPS	$1.54	$1.84		$4.68	$4.27
(1)These measures exclude certain expenses that we do not believe are indicative of our core operating results. See pages 45-48 for information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

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

A summary of our endpoints under management is as follows:

	As of September 30,
Units in thousands	2025	2024
Endpoints under management	115,466	100,999

Results of Operations

Revenues and Gross Margin

The actual results of and effects of changes in foreign currency exchange rates on revenues and gross profit were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended September 30,
In thousands	2025	2024
Total Company
Revenues	$581,625	$615,462	$4,831	$(38,668)	$(33,837)
Gross profit	219,545	209,598	1,060	8,887	9,947

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Nine Months Ended September 30,
In thousands	2025	2024
Total Company
Revenues	$1,795,537	$1,827,973	$4,016	$(36,452)	$(32,436)
Gross profit	660,382	625,437	1,109	33,836	34,945

Revenues - Three months ended September 30, 2025 vs. Three months ended September 30, 2024
Total revenues decreased $33.8 million in the current 2025 quarter, compared with the same period in 2024. Product revenues decreased by $43.9 million, and service revenues increased $10.1 million. Device Solutions decreased by $19.1 million; Networked Solutions decreased by $23.0 million; and Outcomes increased by $8.3 million when compared with the same period last year. Changes in exchange rates favorably impacted total revenues by $4.8 million, of which $4.2 million favorably impacted Device Solutions.

Revenues - Nine months ended September 30, 2025 vs. Nine months ended September 30, 2024
Total revenues decreased $32.4 million compared with the same period in 2024. Product revenues decreased by $64.3 million, and service revenues increased by $31.9 million. Device Solutions decreased by $25.8 million; Networked Solutions decreased by $31.6 million; and Outcomes increased by $24.9 million when compared with the same period last year. Changes in exchange rates favorably impacted total revenues by $4.0 million, of which $4.7 million favorably impacted Device Solutions and $1.2 million unfavorably impacted Networked Solutions.

Gross Margin - Three months ended September 30, 2025 vs. Three months ended September 30, 2024
Gross margin in the 2025 period was 37.7%, compared with 34.1% in 2024. Product sales gross margin increased to 35.4% for the quarter in 2025, compared with 32.6% in 2024. Gross margin on service revenues increased to 50.9% in 2025, compared with 43.9% in 2024.

Gross Margin - Nine months ended September 30, 2025 vs. Nine months ended September 30, 2024
Gross margin was 36.8%, compared with 34.2% in 2024. Product sales gross margin increased to 34.6%, compared with 32.7% in 2024, and gross margin on service revenues increased to 49.4%, compared with 44.8% in 2024.

Refer to Operating Segment Results section below for further detail on total company revenues and gross margin.

Operating Expenses

The actual results of and effects of changes in foreign currency exchange rates on operating expenses were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended September 30,
In thousands	2025	2024
Total Company
Sales, general and administrative	$83,139	$79,639	$434	$3,066	$3,500
Research and development	50,032	51,237	54	(1,259)	(1,205)
Amortization of intangible assets	4,403	4,814	41	(452)	(411)
Restructuring	188	(723)	17	894	911
Loss on sale of business	—	698	24	(722)	(698)
Total operating expenses	$137,762	$135,665	$570	$1,527	$2,097

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Nine Months Ended September 30,
In thousands	2025	2024
Total Company
Sales, general and administrative	$257,665	$254,023	$958	$2,684	$3,642
Research and development	153,932	156,691	(106)	(2,653)	(2,759)
Amortization of intangible assets	13,425	13,311	62	52	114
Restructuring	872	(624)	11	1,485	1,496
Loss on sale of business	79	656	(10)	(567)	(577)
Total operating expenses	$425,973	$424,057	$915	$1,001	$1,916

Operating expenses increased $2.1 million for the third quarter of 2025 as compared with the same period in 2024. This was primarily the result of a $3.5 million increase in sales, general and administrative expenses and a $0.9 million increase in restructuring expenses partially offset by a $1.2 million decrease in research and development expenses and a $0.7 million loss on sale of business recognized in 2024.

Operating expenses increased $1.9 million for the nine months ended September 30, 2025 as compared with the same period in 2024. This was primarily the result of a $3.6 million increase in sales, general and administrative expenses, primarily driven by increased labor costs, and a $1.5 million increase in restructuring expenses, partially offset by a $2.8 million decrease in research and development expenses driven by reduced professional service costs and a $0.7 million loss on sale of business recognized in 2024. Refer to Item 1: Financial Statements (Unaudited), Note 12: Restructuring included in this Quarterly Report on Form 10-Q for additional information.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended September 30,		% Change	Nine Months Ended September 30,		% Change
In thousands	2025	2024		2025	2024
Interest income	$13,569	$13,420	1%	$37,582	$22,394	68%
Amortization of prepaid debt fees	(1,820)	(1,802)	1%	(5,401)	(3,669)	47%
Other interest expense	(3,827)	(3,803)	1%	(11,487)	(6,119)	88%
Interest expense	(5,647)	(5,605)	1%	(16,888)	(9,788)	73%
Other income (expense), net	996	677	47%	1,359	695	96%
Total other income (expense)	$8,918	$8,492	5%	$22,053	$13,301	66%

Total other income (expense) for the three and nine months ended September 30, 2025 was income of $8.9 million and $22.1 million, compared with income of $8.5 million and $13.3 million in the same period in 2024.

The net other income for the three months ended September 30, 2025 was substantially flat as compared with the same period in 2024.

The increase in net other income for the nine months ended September 30, 2025, as compared with the same period in 2024, was driven by the $15.2 million increase in interest income, primarily due to interest earned on the invested proceeds from the 2024 convertible notes (the 2024 Notes). Additionally, interest expense increased by $5.2 million in 2025 as the 2024 Notes were outstanding for the entire nine-month period, and amortization of prepaid debt fees increased by $1.7 million compared with the same period in 2024. Refer to Item 1: Financial Statements (Unaudited), Note 6: Debt included in this Quarterly Report on Form 10-Q for additional information.

Income Tax Provision

For the three and nine months ended September 30, 2025, our income tax expense was $24.5 million and $56.1 million, compared with income tax expense of $3.5 million and $32.1 million for the same period in 2024. Our tax rate for the three and nine months ended September 30, 2025 of 27% and 22% differed from the federal statutory rate of 21% due to the impact of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, the effect of cross-border tax laws, nondeductible executive compensation, a benefit related to stock-based compensation, tax credits, state taxes, and uncertain tax positions. Our tax rate for the three and nine months ended September 30, 2024 of 4% and 15% differed from the federal statutory rate of 21% due to the impact of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, U.S. taxation of foreign earnings including GILTI (Global Intangible Low-Taxed Income), net of Section 250 deduction, Subpart F income, a benefit related to stock-based compensation, tax credits, state taxes, and uncertain tax positions. Approximately $14 million in discrete tax benefits were recorded related to the favorable resolution of a foreign tax audit in the three months ended September 30, 2024.

A sweeping legislative package formally titled "An act to provide for reconciliation pursuant to title II of H. Con. Res. 14" (the "Act"), and commonly referred to as the One Big Beautiful Bill Act, was signed into law on July 4, 2025. Since ASC 740 requires the income tax effects of a change in tax law to be recognized in the period of enactment, this Act is incorporated into our annual effective tax rate and current and expected cash taxes as of September 30, 2025. Included in our effective tax rate this quarter is an increase of approximately $4 million in full year tax expense, and a reduction in forecasted cash taxes of approximately $45 million from amounts calculated before passage of the Act. These results are driven by numerous changes to existing tax law that are retroactive to 2025, including provisions for the current deductibility of certain property additions and deductibility of current and previously capitalized domestic research and development costs. Additionally, multiple changes are effective beginning in 2026 and we are continuing to evaluate the impacts they will have on our subsequent consolidated financial statements and related disclosures.

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

Operating Segment Results

For a description of our operating segments, refer to Item 1: Financial Statements (Unaudited), Note 15: Segment Information included in this Quarterly Report on Form 10-Q. The following tables and discussion highlight significant changes in trends or components of each operating segment:

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands	2025	2024	% Change		2025	2024	% Change
Segment revenues
Device Solutions	$103,622	$122,738	(16)%		$342,253	$368,040	(7)%
Networked Solutions	393,702	416,713	(6)%		1,205,368	1,236,933	(3)%
Outcomes	84,301	76,011	11%		247,916	223,000	11%
Total revenues	$581,625	$615,462	(5)%		$1,795,537	$1,827,973	(2)%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
In thousands	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin	Gross Profit	Gross Margin
Segment gross profit and margin
Device Solutions	$32,007	30.9%	$33,342	27.2%	$103,351	30.2%	$94,637	25.7%
Networked Solutions	154,761	39.3%	149,648	35.9%	460,718	38.2%	452,830	36.6%
Outcomes	32,777	38.9%	26,608	35.0%	96,313	38.8%	77,970	35.0%
Total gross profit and margin	$219,545	37.7%	$209,598	34.1%	$660,382	36.8%	$625,437	34.2%

	Three Months Ended September 30,				Nine Months Ended September 30,
In thousands	2025	2024	% Change		2025	2024	% Change
Segment operating expenses
Device Solutions	$7,132	$6,857	4%		$22,551	$22,724	(1)%
Networked Solutions	32,881	34,417	(4)%		101,730	103,477	(2)%
Outcomes	15,971	15,422	4%		49,490	47,042	5%
Corporate unallocated	81,778	78,969	4%		252,202	250,814	1%
Total operating expenses	$137,762	$135,665	2%		$425,973	$424,057	—%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
In thousands	Operating Income	Operating Margin	Operating Income	Operating Margin	Operating Income	Operating Margin	Operating Income	Operating Margin
Segment operating income and operating margin
Device Solutions	$24,875	24.0%	$26,485	21.6%	$80,800	23.6%	$71,913	19.5%
Networked Solutions	121,880	31.0%	115,231	27.7%	358,988	29.8%	349,353	28.2%
Outcomes	16,806	19.9%	11,186	14.7%	46,823	18.9%	30,928	13.9%
Corporate unallocated	(81,778)	NM	(78,969)	NM	(252,202)	NM	(250,814)	NM
Total operating income and operating margin	$81,783	14.1%	$73,933	12.0%	$234,409	13.1%	$201,380	11.0%

Device Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Device Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended September 30,
In thousands	2025	2024
Device Solutions Segment
Revenues	$103,622	$122,738	$4,215	$(23,331)	$(19,116)
Gross profit	32,007	33,342	714	(2,049)	(1,335)
Operating expenses	7,132	6,857	62	213	275

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Nine Months Ended September 30,
In thousands	2025	2024
Device Solutions Segment
Revenues	$342,253	$368,040	$4,737	$(30,524)	$(25,787)
Gross profit	103,351	94,637	837	7,877	8,714
Operating expenses	22,551	22,724	76	(249)	(173)

Revenues - Three months ended September 30, 2025 vs. Three months ended September 30, 2024
Revenues decreased $19.1 million, or 16%. Changes in foreign currency exchange rates favorably impacted revenues by $4.2 million. Revenues were lower due to decreased shipments in Europe, the Middle East and Africa and North America.

Revenues - Nine months ended September 30, 2025 vs. Nine months ended September 30, 2024
Revenues decreased $25.8 million, or 7%. Changes in foreign currency exchange rates favorably impacted revenues by $4.7 million. Revenues were lower due to the decreased legacy product shipments, partially offset by higher smart water shipments.

Gross Margin - Three months ended September 30, 2025 vs. Three months ended September 30, 2024
For the three months ended September 30, 2025, gross margin was 30.9%, compared with 27.2% for the same period in 2024. The 370 basis point increase over the prior year was primarily due to an improved customer and product mix.

Gross Margin - Nine months ended September 30, 2025 vs. Nine months ended September 30, 2024
For the nine months ended September 30, 2025, gross margin was 30.2%, compared with 25.7% for the same period in 2024. The 450 basis point increase over the prior year was primarily due to an improved customer and product mix.

Operating Expenses - Three months ended September 30, 2025 vs. Three months ended September 30, 2024
Operating expenses increased $0.3 million, or 4%, compared with 2024. The minor increase was primarily due to higher product development costs.

Operating Expenses - Nine months ended September 30, 2025 vs. Nine months ended September 30, 2024
Operating expenses decreased $0.2 million, or 1%, for the first nine months of 2025, compared with the same period in 2024. The minor decrease was primarily due to lower product marketing costs.

Networked Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Networked Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended September 30,
In thousands	2025	2024
Networked Solutions Segment
Revenues	$393,702	$416,713	$275	$(23,286)	$(23,011)
Gross profit	154,761	149,648	126	4,987	5,113
Operating expenses	32,881	34,417	3	(1,539)	(1,536)

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Nine Months Ended September 30,
In thousands	2025	2024
Networked Solutions Segment
Revenues	$1,205,368	$1,236,933	$(1,189)	$(30,376)	$(31,565)
Gross profit	460,718	452,830	(121)	8,009	7,888
Operating expenses	101,730	103,477	(11)	(1,736)	(1,747)

Revenues - Three months ended September 30, 2025 vs. Three months ended September 30, 2024
Revenues decreased $23.0 million, or 6%, in 2025 compared with 2024. The decline was primarily due to timing of customer deployments.

Revenues - Nine months ended September 30, 2025 vs. Nine months ended September 30, 2024
Revenues decreased $31.6 million, or 3%, for the first nine months of 2025, compared with the same period in 2024. The decline was primarily due to timing of customer deployments and an unusually large first half 2024 volume, which included a significant amount of catch-up of previously supply chain constrained revenue. Changes in foreign currency exchange rates unfavorably impacted revenues by $1.2 million.

Gross Margin - Three months ended September 30, 2025 vs. Three months ended September 30, 2024
Gross margin was 39.3% for the period ending September 30, 2025, compared with 35.9% in 2024. The 340 basis point increase was primarily related to a favorable customer and product mix.

Gross Margin - Nine months ended September 30, 2025 vs. Nine months ended September 30, 2024
Gross margin was 38.2% for the 2025 period, compared with 36.6% in 2024. The 160 basis point increase was primarily related to a favorable customer and product mix.

Operating Expenses - Three months ended September 30, 2025 vs. Three months ended September 30, 2024
Operating expenses decreased $1.5 million, or 4%, for the quarter in 2025, compared with the same period in 2024. The decrease was primarily related to lower product development costs.

Operating Expenses - Nine months ended September 30, 2025 vs. Nine months ended September 30, 2024
Operating expenses decreased $1.7 million, or 2%, for the first nine months of 2025, compared with the same period in 2024. The decrease was primarily related to lower product development costs.

Outcomes

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Outcomes segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended September 30,
In thousands	2025	2024
Outcomes Segment
Revenues	$84,301	$76,011	$341	$7,949	$8,290
Gross profit	32,777	26,608	222	5,947	6,169
Operating expenses	15,971	15,422	—	549	549

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Nine Months Ended September 30,
In thousands	2025	2024
Outcomes Segment
Revenues	$247,916	$223,000	$467	$24,449	$24,916
Gross profit	96,313	77,970	394	17,949	18,343
Operating expenses	49,490	47,042	(11)	2,459	2,448

Revenues - Three months ended September 30, 2025 vs. Three months ended September 30, 2024
For the 2025 period, revenues increased $8.3 million, or 11%, compared with the 2024 period. This increase was driven by higher recurring revenue.

Revenues - Nine months ended September 30, 2025 vs. Nine months ended September 30, 2024
Revenues increased $24.9 million, or 11%, for the first nine months of 2025, compared with 2024. This increase was driven by higher recurring revenue, as well as software licenses.

Gross Margin - Three months ended September 30, 2025 vs. Three months ended September 30, 2024
Gross margin increased to 38.9% for the third quarter of 2025, compared with 35.0% for the same period last year. The 390 basis point increase was driven by an improved revenue mix.

Gross Margin - Nine months ended September 30, 2025 vs. Nine months ended September 30, 2024
Gross margin increased to 38.8% for the period ending in 2025, compared with 35.0% for last year. The 380 basis point increase was driven by improved revenue mix and lower costs.

Operating Expenses - Three months ended September 30, 2025 vs. Three months ended September 30, 2024
Operating expenses for the 2025 period increased $0.5 million, or 4%, compared with the same period last year. This was primarily related to increased product development costs.

Operating Expenses - Nine months ended September 30, 2025 vs. Nine months ended September 30, 2024
Operating expenses for the first nine months of 2025 increased $2.4 million, or 5%, compared with the same period last year. This was primarily related to increased product development and marketing costs.

Corporate Unallocated

Corporate Unallocated Expenses - Three months ended September 30, 2025 vs. Three months ended September 30, 2024
Operating expenses not directly associated with an operating segment are classified as Corporate unallocated. These expenses increased $2.8 million, or 4%, for the three months ended September 30, 2025 compared with the same period in 2024. This increase was primarily the result of a $4.1 million increase in sales, general and administrative expenses driven by increased labor costs and a $0.9 million increase in restructuring expenses, partially offset by a $1.1 million decrease in product development expenses and a $0.7 million loss on sale of business recognized in 2024.

Corporate Unallocated Expenses - Nine months ended September 30, 2025 vs. Nine months ended September 30, 2024
For the first nine months of 2025, Corporate unallocated expenses increased $1.4 million, or 1%, compared with the 2024 period. This increase was primarily the result of a $2.9 million increase in sales, general and administrative expenses driven by increased labor costs and a $1.5 million increase in restructuring expenses, partially offset by a $2.5 million decrease in product development expenses and a $0.7 million loss on sale of business recognized in 2024. Refer to Item 1: Financial Statements (Unaudited), Note 12: Restructuring included in this Quarterly Report on Form 10-Q for additional information.

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

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
In millions
September 30, 2025	$380	$4,311	$1,475
June 30, 2025	454	4,514	1,544
March 31, 2025	530	4,659	1,593
December 31, 2024	1,403	4,734	1,767
September 30, 2024	487	3,970	1,716

Financial Condition

Cash Flow Information

	Nine Months Ended September 30,
In thousands	2025	2024
Net cash provided by operating activities	$286,631	$158,326
Net cash used in investing activities	(16,794)	(54,387)
Net cash provided by financing activities	1,837	576,085
Effect of foreign exchange rate changes on cash and cash equivalents	9,033	434
Increase in cash and cash equivalents	$280,707	$680,458

Cash and cash equivalents were $1.33 billion at September 30, 2025, compared with $1.05 billion at December 31, 2024. The $280.7 million increase in cash and cash equivalents during the 2025 period was primarily net cash provided by operations as a result of higher earnings.

Operating activities
Cash provided by operating activities during the nine months in 2025 was $286.6 million compared with $158.3 million during the same period in 2024. The increase was primarily due to increased earnings in 2025, an increase in working capital (current assets less current liabilities) conversion compared with the same period in 2024, and lower income tax payments in 2025.

Investing activities
During the nine months ended September 30, 2025, net cash used in investing activities was $16.8 million compared with $54.4 million in 2024, resulting in a change of $37.6 million. The movement was primarily related to net cash used for the acquisition of Elpis Squared for $34.1 million in 2024, along with $5.8 million in reduced purchases of property, plant, and equipment in 2025 compared with the same period in 2024.

Financing activities
Net cash provided by financing activities during the nine months in 2025 was $1.8 million, compared with $576.1 million for the same period in 2024. The change is due primarily to the issuance in 2024 of the convertible notes, net of total debt issuance cost, totaling $784 million, partially offset by the purchase of the capped call for the convertible offering of $109.0 million and common stock repurchased totaling $100.0 million.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations at September 30, 2025 was an increase of $9.0 million, compared with an increase of $0.4 million for the same period in 2024. Our foreign currency exposure relates to non-U.S. dollar denominated balances in our international subsidiary operations.

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

	Nine Months Ended September 30,
In thousands	2025	2024
Net cash provided by operating activities	$286,631	$158,326
Acquisitions of property, plant, and equipment	(15,077)	(20,878)
Free cash flow	$271,554	$137,448

Free cash flow increased due to higher operating cash flow and reduced spending on property, plant, and equipment. See the cash flow discussion of operating and investing activities above.

Off-balance sheet arrangements

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at September 30, 2025 and December 31, 2024 that we believe could reasonably likely have a current or future effect on our financial condition, results of operations, or cash flows.

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

Borrowings
On September 25, 2025, we entered into a third amended and restated credit agreement (the 2025 credit facility) providing for committed credit facilities in the amount of $750 million. The 2025 credit facility consists of a multi-currency revolving line of credit (the revolver) in the amount of $750 million. The revolver includes a standby letter of credit sub-facility in the amount of $300 million, and a swingline sub-facility in the amount of $50 million. As of September 30, 2025, no amount was outstanding under the 2025 credit facility, and $45.1 million was utilized by outstanding standby letters of credit, resulting in $704.9 million available for borrowing. As of September 30, 2025, $254.9 million was available for additional standby letters of credit under the letter of credit sub-facility, and no amounts were outstanding under the swingline sub-facility. Any outstanding principal under the revolver is due at maturity on September 25, 2030. Principal amounts paid prior to the maturity date may be reborrowed prior to such date. However, that date may be advanced to April 15, 2030 if Itron does not settle or extend a sufficient portion of its outstanding convertible notes, as detailed in the 2025 credit facility.

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

For a description of our letters of credit and performance bonds, and the amounts available for additional borrowings or letters of credit under our lines of credit, including the revolver that is part of our 2025 credit facility, refer to Item 1: Financial Statements (Unaudited), Note 11: Commitments and Contingencies included in this Quarterly Report on Form 10-Q.

Restructuring
On February 23, 2023, our Board of Directors approved a restructuring plan (the 2023 Projects). The 2023 Projects include activities that continue Itron's efforts to optimize its global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects were substantially complete as of March 31, 2025. For the nine months ended September 30, 2025, we paid out $20.4 million related to all our restructuring projects. As of September 30, 2025, $24.9 million was accrued for all restructuring projects, of which $18.1 million is expected to be paid within the next 12 months and the remainder through 2027.

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

Urbint, Inc. Acquisition
On October 6, 2025, we entered into an Agreement and Plan of Merger to acquire 100 percent of the outstanding equity of Urbint, Inc., a privately held software and services company, based in Florida, serving utilities. The acquisition provides value to Itron through the leverage of Urbint's AI-powered operational resilience solutions to enhance our offerings to our customers. The acquisition is expected to close in the fourth quarter of 2025. The purchase price for the acquisition is $325 million, with adjustment for final working capital and other closing considerations to be determined following the transaction's close. The purchase will be funded through cash on hand.

Other Liquidity Considerations
We have tax credits and net operating loss carryforwards in various jurisdictions that are available to reduce cash taxes. However, utilization of tax credits and net operating losses are limited in certain jurisdictions. Based on current projections, including anticipated impacts of the Act, we expect to pay, net of refunds, approximately $6 million in U.S federal taxes, $7 million in state taxes, and $16 million in local and foreign taxes during 2025. For a discussion of our tax provision and unrecognized tax benefits, see Item 1: Financial Statements (Unaudited), Note 10: Income Taxes included in this Quarterly Report on Form 10-Q.

As of September 30, 2025, we are under examination by certain tax authorities. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

As of September 30, 2025, there was $59.1 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. As a result of recent changes in U.S. tax legislation, any repatriation in the future would not result in U.S. federal income tax. Accordingly, there is no provision for U.S. deferred taxes on this cash. If this cash were repatriated to fund U.S. operations, additional withholding tax costs may be incurred. Tax is only one of the many factors that we consider in the management of global cash. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

In certain of our consolidated international subsidiaries, we have joint venture partners who are minority shareholders. Although these entities are not wholly-owned by Itron, Inc., we consolidate them because we have a greater than 50% ownership interest and/or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. At September 30, 2025, $3.9 million of our consolidated cash balance was held in our joint venture entities. As a result, the minority shareholders of these entities have rights to their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from these entities.

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

TOTAL COMPANY RECONCILIATIONS	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands, except per share data	2025	2024	2025	2024
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$137,762	$135,665	$425,973	$424,057
Amortization of intangible assets	(4,403)	(4,814)	(13,425)	(13,311)
Restructuring	(188)	723	(872)	624
Loss on sale of business	—	(698)	(79)	(656)
Strategic initiative	(1,566)	—	(1,566)	—
Acquisition and integration	(1,286)	(248)	(1,370)	(656)
Non-GAAP operating expenses	$130,319	$130,628	$408,661	$410,058

NON-GAAP OPERATING INCOME
GAAP operating income	$81,783	$73,933	$234,409	$201,380
Amortization of intangible assets	4,403	4,814	13,425	13,311
Restructuring	188	(723)	872	(624)
Loss on sale of business	—	698	79	656
Strategic initiative	1,566	—	1,566	—
Acquisition and integration	1,286	248	1,370	656
Non-GAAP operating income	$89,226	$78,970	$251,721	$215,379

NON-GAAP NET INCOME & DILUTED EPS
GAAP net income attributable to Itron, Inc.	$65,613	$77,959	$199,427	$180,998
Amortization of intangible assets	4,403	4,814	13,425	13,311
Amortization of debt placement fees	1,777	1,759	5,271	3,538
Restructuring	188	(723)	872	(624)
Loss on sale of business	—	698	79	656
Strategic initiative	1,566	—	1,566	—
Acquisition and integration	1,286	248	1,370	656
Income tax effect of non-GAAP adjustments	(3,021)	(504)	(4,974)	(891)
Non-GAAP net income attributable to Itron, Inc.	$71,812	$84,251	$217,036	$197,644

Non-GAAP diluted EPS	$1.54	$1.84	$4.68	$4.27

GAAP weighted average common shares outstanding - Diluted	46,660	45,839	46,405	46,239
Effect of call option transaction - 2021 Notes	(34)	—	(11)	—
Non-GAAP weighted average common shares outstanding - Diluted	46,626	45,839	46,394	46,239

TOTAL COMPANY RECONCILIATIONS	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2025	2024	2025	2024
ADJUSTED EBITDA
GAAP net income attributable to Itron, Inc.	$65,613	$77,959	$199,427	$180,998
Interest income	(13,569)	(13,420)	(37,582)	(22,394)
Interest expense	5,647	5,605	16,888	9,788
Income tax provision	24,478	3,515	56,137	32,124
Depreciation and amortization	12,039	14,716	36,221	40,979
Restructuring	188	(723)	872	(624)
Loss on sale of business	—	698	79	656
Strategic initiative	1,566	—	1,566	—
Acquisition and integration	1,286	248	1,370	656
Adjusted EBITDA	$97,248	$88,598	$274,978	$242,183

FREE CASH FLOW
Net cash provided by operating activities	$117,829	$65,301	$286,631	$158,326
Acquisitions of property, plant, and equipment	(4,421)	(6,623)	(15,077)	(20,878)
Free Cash Flow	$113,408	$58,678	$271,554	$137,448

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

Interest Rate Risk
We may be exposed to interest rate risk through variable rate debt instruments, namely the multicurrency revolving line of credit. At September 30, 2025, we had no outstanding variable rate debt.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future if we were to have variable rate debt outstanding.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. Revenues denominated in functional currencies other than the U.S. dollar were 23% and 24% of total revenues for the three and nine months ended September 30, 2025 compared with 22% and 23% for the same respective periods in 2024. These transactions expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro.

We are exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of September 30, 2025, a total of 35 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar, and various other currencies, with notional amounts ranging from $104,080 to $33.2 million.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:    Controls and Procedures

Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2025, the Company's disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal controls over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable.
(b)Not applicable.
(c)Issuer Repurchase of Equity Securities.

Period	Total Number of Shares Purchased (1) (3)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				In thousands
July 1, 2025 through July 31, 2025	—	$—	—	$100,000
August 1, 2025 through August 31, 2025	—	—	—	100,000
September 1, 2025 through September 30, 2025	—	—	—	100,000
Total	—		—

(1)Effective September 19, 2024, Itron's Board of Directors authorized a repurchase program of up to $100 million of Itron's common stock over an 18-month period.
(2)Excludes commissions.
(3)Shares purchased may include shares transferred to us by certain employees who vested in restricted stock units and used shares to pay all, or a portion of, the related taxes.

Item 5:    Other Information
(a)No information was required to be disclosed in a report on Form 8-K during the third quarter of 2025 that was not reported.
(b)Not applicable.
(c)Insider Trading Arrangements
Our officers, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934 (the Exchange Act), and directors from time to time enter into contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) against liability for trading in securities on the basis of material nonpublic information. During the quarter ended September 30, 2025, the following Section 16 officers adopted, modified, or terminated trading arrangements (as defined in Item 408 of Regulation S-K of the Exchange Act):
•On September 9, 2025, Thomas L. Deitrich, President and Chief Executive Officer, adopted a written trading plan designed to be in effect until September 8, 2026 with respect to the exercise of up to 21,176 stock options of Itron, Inc. common stock, subject to certain conditions.
•On September 11, 2025, Donald L. Reeves, Senior Vice President, Outcomes, adopted a written trading plan designed to be in effect until September 2, 2026 with respect to the sale of up to 9,540 shares of Itron, Inc. common stock, subject to certain conditions.
•On September 16, 2025, Justin K. Patrick, Senior Vice President, Device Solutions, adopted a written trading plan designed to be in effect until September 2, 2026 with respect to the sale of up to 10,210 shares of Itron, Inc. common stock, subject to certain conditions.

Item 6:    Exhibits

Exhibit Number	Description of Exhibits
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Itron, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income (Loss), (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITRON, INC.

October 30, 2025	By:	/s/ JOAN S. HOOPER
Date		Joan S. Hooper
Senior Vice President and Chief Financial Officer