Form 10-K
period 2025-12-31
ITRON, INC.
filed 2026-02-17
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒
As of June 30, 2025 (the last business day of the registrant's most recently completed second fiscal quarter), the aggregate market value of the shares of common stock held by non-affiliates of the registrant (based on the closing price for the common stock on the NASDAQ Global Select Market) was $5,942,208,893.
As of February 12, 2026, there were outstanding 44,941,206 shares of the registrant's common stock, no par value, which is the only class of common stock of the registrant.
DOCUMENTS INCORPORATED BY REFERENCE
The information called for by Part III is incorporated by reference to the definitive Proxy Statement for the Annual Meeting of Shareholders of the Company to be held on May 7, 2026.

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

General

Itron is a global leader in grid edge intelligence, energy and water management, smart city applications, Industrial Internet of Things (IIoT) and critical infrastructure and related services. Our intelligent infrastructure solutions help utilities and cities improve efficiency, build resilience and deliver safe, reliable, and affordable service. With edge intelligence, we connect people, data insights, and devices so communities can better manage the essential resources they rely on.

Itron provides an integrated, intelligent portfolio of endpoints (such as sensors, switches, and meters) that collect and analyze data, control devices, and take action in the field. Our multi-purpose multi-tenant communication networks harvest that data and deliver where and when needed; our software and services then turn that data into insights for analysis and action. With Itron, our customers achieve more efficient operations, improve operating resilience, better engage consumers, increase capacity, and enhance profitability.

We have nearly 50 years of experience supporting utilities and cities in the management of their data and critical infrastructure needs. Incorporated in 1977 with an initial focus on meter reading services and technology, we entered the electricity meter manufacturing business with the acquisition of Schlumberger Electricity Metering in 2004. In 2007, we expanded our presence in global meter manufacturing and systems with the acquisition of Actaris Metering Systems SA. In 2017, we completed our acquisition of Comverge, which enabled us to offer integrated cloud-based demand response, energy efficiency, and customer engagement solutions. In 2018, we strengthened our ability to deliver a broader set of solutions and increased our pace of growth and innovation in the utility, smart city, and broader IIoT markets with the acquisition of Silver Spring Networks, Inc. During 2025, we broadened our software-oriented resiliency offerings with the acquisition of Urbint, Inc.

Through acquisitions, organic growth, and our focus on innovation, Itron remains a leading provider of technology to support better decision making, visibility, and control at the grid edge. By digitizing and automating infrastructure, Itron helps utilities and cities operate more efficiently, increase grid resilience and reliability, integrate distributed energy resources, enhance community services such as lighting, and provide responsible energy and water management.

We continue to innovate and support open standards and interoperability with a flexible technology platform that enables our customers to meet their needs directly or via our ecosystem of partners. We support a worldwide network of connected devices and sensors, and we will continue to develop more applications, new opportunities, and value-added outcomes for our customers in the future.

The following is a discussion of our solutions, markets, and reportable segments. Refer to Part II, Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II, Item 8: Financial Statements and Supplementary Data for specific segment results.
Our Business

Itron is transforming how the world manages energy, water, and city services. Our intelligent infrastructure connects people, data, and devices to improve efficiency, resilience, and sustainability. Amid changing demand and evolving challenges, we help utilities and cities deliver safe, reliable, and affordable services. By leveraging smart endpoints and data insights, we enable cost-effective collaboration and innovation on a reliable, intelligent platform—creating a more resourceful world.

Itron helps our customers adapt to a rapidly changing world and address a number of macro trends, including:
•Infrastructure – such as aging utility infrastructure, grid complexity, grid security, safety, asset monitoring and management, increased energy demand from electrification and data centers, and incorporating the proliferation of distributed energy resources, including electric vehicles, renewable energy, and storage, into the grid
•Environmental – such as extreme weather, resource scarcity, and societal demand for greater sustainability and decarbonization of energy and power
•Social – such as enhanced customer experience, consumers with critical needs, privacy, urbanization, population increase, and the management of data and incorporating IIoT technology into utilities' and municipalities' existing operations

Our solutions include smart networks, software, services, devices, sensors, and data analytics operating upon a flexible technology platform that allows our customers to address the changing macro trends listed above, as well as the pressing industry challenges to better manage and control assets, intelligently benchmark, secure revenue, lower operational costs, improve customer service, enhance consumer engagement, develop new business models and revenue streams, improve safety, and enable efficient, sustainable management of valuable resources.

These solutions may be delivered as part of a standalone, one-time purchase or an end-to-end solution spanning multiple years. The portfolio includes solutions used for:
•measurement, control, or sensing of electricity, gas, water, and other infrastructure assets
•a combination of endpoints and network infrastructure with embedded intelligence that is designed and sold as a complete solution to acquire and transport application-specific data
•intelligent connectivity featuring flexible and interoperable communication solutions designed to support a wide range of applications via multiple transport methods including mesh, public and private cellular, fiber, LoRaWAN, powerline carrier (PLC), and Wi-SUN, among others
•distributed energy resource management (DERMs) to connect, analyze, and optimize distributed energy resources such as rooftop solar installations and electric vehicles; water operations and management, gas operations and safety applications
•city services management through networked lighting controllers, integrated third-party IIoT sensors and applications, and a central management system
•value-added services, software, and products that organize, analyze, and interpret data to gain insights, make decisions, improve safety, and inform actions

•AI-enhanced software and services to enhance resiliency, including worker safety, damage prevention, and emergency preparedness and response.

We also offer managed services, Software-as-a-Service (SaaS), Network-as-a-Service (NaaS), technical support services, licensed hardware technology, and consulting services.

We use de-identified data to enhance our solutions, services, and products. By analyzing aggregated, anonymized data, we gain valuable insights that drive innovation and improve customer experience while protecting the privacy and confidentiality of customers and consumers. Our comprehensive solutions and data analytics also help our customers address operational issues including increasing demand on resources, non-technical loss, leak detection, environmental and regulatory compliance, integrating renewable and distributed energy sources, and improving operational safety, reliability, and resiliency.

Industry Drivers
Utilities and municipalities face rapid changes in demand, affordability, reliability, workforce, and sustainability, reshaping how they manage infrastructure, resources, and customer engagement. Global priorities like efficient energy, water, and city resource management are challenged by population growth, rising consumption, extreme weather, grid complexity from distributed energy resources, and energy needs driven by data centers and artificial intelligence (AI). Aging infrastructure, coupled with renewable integration, smart devices, sensors, and data proliferation, is forcing providers to rethink operations and service models—all amid cost pressures, regulatory demands, environmental concerns, safety requirements, and resource scarcity.

To address these challenges, utilities and cities are interested in technological innovations across a networked platform, utilizing edge intelligence as a key enabler to build and maintain critical infrastructure that can:
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

Our Reportable Segments
We operate under the Itron brand worldwide and manage and report under four reportable segments: Device Solutions, Networked Solutions, Outcomes, and Resiliency Solutions. Resiliency Solutions is a new reportable segment starting in the fourth quarter of 2025. The following is a description of each of the four segments:

Device Solutions – This segment primarily includes hardware products used for measurement, control, or sensing. Examples from the Device Solutions portfolio include: standard endpoints that are shipped without Itron communications, such as our standard electricity, gas, and water meters for a variety of global markets and adhering to regulations and standards within those markets, as well as our heat and allocation products; communicating meters designed to operate outside of Itron end-to-end solutions and designed to meet market requirements; and the implementation and installation of associated devices.

Networked Solutions – This segment primarily includes a combination of communicating endpoints (e.g., smart meters, modules, endpoints, and sensors), network infrastructure, network design services, and associated headend management and application software designed and sold as a complete solution for acquiring and transporting robust application-specific data. Networked Solutions includes products, software and services for the implementation, installation, and management of communicating endpoints and data networks. The Industrial Internet of Things (IIoT) solutions supported by this segment include automated meter reading (AMR) and advanced metering infrastructure (AMI) for electricity, water, and gas; distributed energy resource management (DERMs); grid edge devices; distribution automation communications; smart lighting; and smart city sensors and applications. Our IIoT platform allows utility and smart city applications to be run and managed on a flexible, secure, and interoperable multi-purpose network.

Outcomes – This segment primarily includes our value-added, enhanced software and services in which we utilize distributed compute to manage, organize, analyze, and interpret raw, anonymized data using artificial intelligence, machine learning, statistical modeling, and other analytics. This delivers new value for utilities, municipalities, and cities through improving decision making, maximizing operational profitability, engaging consumers, ensuring safety, enhancing resource efficiency, and improving grid resiliency and reliability. Outcomes supports high-value use cases, such as data management, grid planning and operations, AMI operations, gas distribution safety, non-revenue water reduction, revenue assurance, distributed energy resources (DER) management, energy forecasting, consumer engagement, and smart payment. Utilities leverage these outcomes to unlock the capabilities of their networks and devices, improve the productivity of their workforce, increase the reliability of their operations, manage and optimize the proliferation of DERs, address grid complexity, and enhance the customer experience. Revenue from these offerings are primarily recurring in nature and would include any direct management of Device Solutions, Networked Solutions, and other third-parties' products on behalf of our end customers.

Resiliency Solutions – This segment primarily includes software and services focused on worker safety, emergency preparedness and response, and damage prevention for critical infrastructure providers and their supporting contractors. These solutions are enhanced through the use of artificial intelligence-based models to predict events to aid in compliance, incident remedy, and prevention.

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

In millions	Total Bookings	Total Backlog	12-Month Backlog
December 31, 2025	$2,101	$4,501	$1,632
December 31, 2024	2,698	4,734	1,767
December 31, 2023	2,155	4,511	2,032

Sales and Distribution
We use a combination of direct and indirect sales channels to serve our customers globally. A direct sales force is utilized for larger utility customers, with which we have built long-established relationships. This direct sales force is focused on solution selling, solving problems and business challenges, and delivering valuable outcomes to our utility and smart city customers. For smaller utilities and most municipalities, we often use an indirect sales channel that extends the reach of Itron's solutions by providing trusted partners with the right tools, training, and technology to grow their business, deliver results, and help these customers better manage energy and water. These channels consist of distributors, agents, partners, and meter manufacturer representatives.
No single customer represented more than 10% of total revenues for the years ended December 31, 2025, 2024, and 2023. Our 10 largest customers in each of the years ended December 31, 2025, 2024, and 2023, accounted for approximately 32%, 33%, and 36% of total revenues.
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

Our manufacturing facilities are located throughout the world, an overview of which is presented in Item 2: Properties. We use a combination of internal and external production for finished goods, subassemblies, and repairs. We strive to create an efficient, resilient, and cost-effective structure. This approach allows us to reduce the costs related to our manufacturing overhead and inventory, provides geographic diversity, and allows us to adjust more quickly to changing customer demand. Our manufacturing partners produce our sub-assemblies and products, using design specifications, quality assurance programs, and standards that we establish, and procure components and assemble our products based on demand forecasts. The forecasts represent our estimates of future demand for our products based upon historical trends and analysis from our sales and product management functions, as adjusted for overall market conditions.
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
Research and Development
Our research and development is focused on both expanding existing technology and developing innovative new technology for critical infrastructure in electricity, natural gas, water, heat, smart city, and DERMs verticals. This includes endpoints, sensing and control devices, data collection software, communication technologies, data warehousing, software applications, and the IIoT. We invested approximately $207 million, $215 million, and $209 million in research and development in 2025, 2024, and 2023, which represented 9%, 9%, and 10% of total revenues for years 2025, 2024, and 2023 respectively. Refer to Item 1A: Risk Factors for further discussion related to costs of developing competitive products and services.

Human Capital
As of December 31, 2025, we had 5,550 people in our workforce, including 4,987 permanent employees. We have not experienced significant employee work stoppages, and our employee relations are deemed to be good.

We are an equal opportunity employer, and we promote a culture of inclusion and diversity. We foster this culture through a variety of voluntary programs available to our employees. We offer wages and a range of company-paid benefits we believe are competitive with other companies in our industry and in the markets we serve.

The table below provides the number of our employees by region and self-identified gender:

	As of December 31, 2025
Region	Male	Female	Other	Total Number of Employees	Percentage of Total Employees
Americas	1,791	822	—	2,613	52%
Europe, Middle East and Africa	806	461	6	1,273	26%
Asia Pacific & Other	830	268	3	1,101	22%
Total (1)	3,427	1,551	9	4,987
(1) These numbers do not include contingent workers (563 as of December 31, 2025).

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

Set forth below are the names, ages, and titles of our executive officers as of February 17, 2026.

Name	Age	Position
Thomas L. Deitrich	59	President and Chief Executive Officer
Joan S. Hooper	68	Senior Vice President and Chief Financial Officer
Laurie A. Hahn	58	Senior Vice President, Human Resources
Justin K. Patrick	53	Senior Vice President, Device Solutions
John F. Marcolini	53	Senior Vice President, Networked Solutions
Donald L. Reeves	58	Senior Vice President, Outcomes
Christopher E. Ware	57	Senior Vice President, General Counsel and Corporate Secretary
David M. Wright	56	Vice President, Corporate Controller and Chief Accounting Officer

Thomas L. Deitrich is President and Chief Executive Officer and a member of our Board of Directors. Mr. Deitrich was appointed to his current position and to the Board of Directors in August 2019. Mr. Deitrich joined Itron in October 2015, serving as Itron's Executive Vice President and Chief Operating Officer until his promotion to CEO. Prior to Itron, Mr. Deitrich worked for Freescale, Flextronics, Sony-Ericsson/Ericsson, and GE. Mr. Deitrich is a director of ON Semiconductor Corporation, a NASDAQ listed company.

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

David M. Wright is Vice President, Corporate Controller and Chief Accounting Officer and is responsible for the Company's global accounting. He rejoined the Company in September 2018 and has served as Vice President and Corporate Controller since May 2019. Mr. Wright was appointed as Chief Accounting Officer in September 2024. He originally joined Itron in October 2008 as Assistant Controller for Technical Accounting followed by roles of increasing responsibility until December 2015. He served as VP - Accounting, Tax, and External Reporting at Red Lion Hotels Corporation from December 2015 to February 2018 and was interim CFO from April 2016 to April 2017. He began his career in Deloitte's external audit practice, from 1997 to 2008. Mr. Wright is a Certified Public Accountant licensed in the State of Washington.

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

Our market is characterized by increasing complexity driven by evolving technology including artificial intelligence (AI), emerging laws and regulation, and the introduction of new competitive products, all of which impact the way our products and services are designed, developed, marketed, and delivered. The shift in, and increasing complexity of, our products and services mix involves judgment and entails risks. In order to successfully design and develop more complex offerings, we must anticipate the right products, solutions, and technologies to meet estimated market demands. These estimates may prove wrong. Additionally, our complex offerings may contain defects when they are first introduced; their release may be delayed due to unforeseen difficulties during product and service design and development; or they may have reliability, quality, or compatibility problems. We may not be able to successfully design workarounds. Any shift in, or increased complexity of, our products and services mix may not be easily understood or adopted by our current or future customers, who may be reluctant to buy, or may delay purchases of, our products and services.

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

Certain of our products, subassemblies, and system components, including most of our circuit boards, are procured from limited or sole sources. We could experience operational difficulties with these sources, including reductions in the availability of production capacity, errors in complying with product specifications, insufficient quality control, failures to meet production deadlines, increases in manufacturing costs, vendors' access to capital, and increased lead times. Additionally, our manufacturers may experience disruptions in their manufacturing operations due to equipment breakdowns, labor strikes or shortages, natural disasters and pandemics, component or material shortages, cybersecurity events (such as ransomware or the deployment of AI to find and exploit vulnerabilities) that lead to extended downtime for the supplier or that lead to Itron intellectual property theft, rogue insiders impacting the quality or integrity of the products, cost increases, or other similar problems. Further, to minimize their inventory risk, our manufacturers may not order components from third-party suppliers with adequate lead time, thereby impacting our ability to meet our demand forecast. If we fail to manage our relationship with our manufacturers effectively, or if they experience operational difficulties, our ability to ship products to our customers and distributors could be impaired, and our competitive position and reputation could be harmed. If we receive shipments of products that fail to comply with our technical specifications, which have been compromised in some manner (specifically integrated circuit chips), or that fail to conform to our quality control standards, and if we are not able to obtain replacement products in a timely manner, we risk revenue losses from the inability to sell those products, increased administrative and shipping costs, and lower profitability. Additionally, if defects are not discovered until after consumers take delivery of our products, those customers could lose confidence in the technical attributes of our products, and our business could be harmed. Although arrangements with these partners may contain provisions for warranty expense reimbursement, we may remain responsible to the customer for warranty service in the event of product defects and could experience an unanticipated product defect or warranty liability. While we rely on partners to adhere to our supplier code of conduct, material violations of the supplier code of conduct could occur.

We have been and could continue to be affected by ongoing global economic impacts, and such impacts could continue to have an adverse effect on our business operations, results of operations, cash flows, and financial condition.

Adverse economic or market conditions, and perceptions or expectations about current or future conditions, such as inflation, rising interest rates, fluctuations in foreign currency exchange rates, recessions, economic sanctions, tariffs, natural disasters, epidemics or pandemics, political instability, and wars are beyond our control and could unfavorably affect our business and financial condition. These economic conditions and global events have caused, and may in the future cause, disruptions and volatility in global financial markets, create disruption in customer demand and global supply chains, increase delinquency rates and write offs of customer accounts receivable and other unforeseen consequences. In recent years, our ability to obtain adequate supply of semiconductor components has impacted our ability to service customer demand in a timely manner. Temporary imbalance in supply and demand may create business uncertainties that include costs and availability. Efforts continue with suppliers to improve supply resiliency, including the approval of alternate sources. Additionally, inflation in our raw materials and component costs, freight charges, sanctions, tariffs, and labor costs may increase above historical levels due to, among other things, the continuing impacts of an uncertain economic environment. We may or may not be able to fully recover these increased costs through pricing actions with our customers. Currently, we have not identified any significant decrease in long-term customer demand for our products and services. Certain of our customer projects have in the past experienced, and may in the future experience, delays in deliveries, with revenues originally forecasted in prior periods shifting to future periods.

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

Our worldwide operations could be subject to hurricanes, tornadoes, earthquakes, floods, fires, extreme weather conditions, medical epidemics or pandemics, geopolitical instability, cybersecurity attacks, including ransomware, phishing, or the deployment of AI to find and exploit vulnerabilities, business email compromise, and distributed denial of service (DDoS), or other natural or man-made disasters or business interruptions. The occurrence of any of these business disruptions could seriously harm our business, financial condition, and results of operations.

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

As of December 31, 2025, our total outstanding indebtedness was $1.3 billion as described under Liquidity and Capital Resources. Our current credit facility, entered on September 25, 2025 (the 2025 credit facility) allows us to draw on a $750.0 million revolving line of credit. This indebtedness could have important consequences to us, including:
•increasing our vulnerability to general economic and industry conditions
•requiring a substantial portion of our cash flow used in operations to be dedicated to the payment of principal and interest, therefore reducing our liquidity and our ability to use our cash flow to fund our operations, capital expenditures, and future business opportunities
•requiring us to meet specified financial ratios, a failure of which may result in restrictions on us and our subsidiaries to take certain actions or result in the declaration of an event of default, which, if not cured or waived, could require acceleration of required payments against such indebtedness and result in cross defaults under our other indebtedness
•exposing us to the risk of increased market interest rates, and corresponding increased interest expense, as unhedged borrowings under the 2025 credit facility would be at variable rates of interest
•limiting our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, acquisitions, and general corporate or other purposes

Our 2025 credit facility places restrictions on our ability, and the ability of many of our subsidiaries, dependent on meeting specified financial ratios, to, among other things:

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

Moreover, in the event of a default under any of our indebtedness, the holders of the defaulted debt could elect to declare all the funds borrowed to be due and payable, together with accrued and unpaid interest, which in turn could result in cross defaults under our other indebtedness. The lenders under the 2025 credit facility could also elect to terminate their commitments thereunder and cease making further loans, and such lenders could institute foreclosure proceedings against their collateral, and we could be forced into bankruptcy or liquidation. If we breach our covenants under the 2025 credit facility, we would be in default thereunder. Such lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

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

The lenders of our 2025 credit facility include several participating financial institutions. Our revolving line of credit allows us to provide letters of credit in support of our obligations for customer contracts and provides additional liquidity. If our lenders were unable to honor their line of credit commitments due to the loss of a participating financial institution or other circumstance, we would need to seek alternative financing, which may not be under acceptable terms, and therefore could adversely impact our ability to successfully bid on future sales contracts and adversely impact our liquidity and ability to fund some of our internal initiatives or future acquisitions.

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

If we were unable to protect our information technology infrastructure and network against data corruption, cyber-based attacks, or network security incidents caused by unauthorized access, we could be exposed to an increased risk of customer liability and reputational damage.

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

As a company that processes confidential information relating to our clients, vendors, and employees, such as personal information and customer data, we are subject to compliance obligations under federal, state, and foreign privacy protection, breach notification, and data security laws, regulations, and policies. These laws impact our data processing activities and obligations as both a data controller and data processor. We comply with the relevant laws in the multiple jurisdictions in which we do business.

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

Amounts borrowed under the 2025 credit facility bear, and other indebtedness we may incur in the future may bear, interest at a variable rate. As a result, at any given time interest rates on the 2025 credit facility and any other variable rate debt could be higher or lower than current levels. If interest rates increase, our debt service obligations on our variable rate indebtedness may increase even though the amount borrowed remains the same, and therefore net income and associated cash flows, including cash available for servicing our indebtedness, may correspondingly decrease. While we continually monitor and assess our interest rate risk relative to the value of related debt and have previously entered into derivative instruments to manage such risk, these instruments could be ineffective at mitigating all or a part of our risk, including changes to the applicable margin under our 2025 credit facility. At December 31, 2025, there were no outstanding loan balances under the 2025 credit facility.

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

A sweeping legislative package formally titled "An act to provide for reconciliation pursuant to title II of H. Con. Res. 14" (the "Act"), and commonly referred to as the One Big Beautiful Bill Act, was signed into law on July 4, 2025. The legislation includes numerous changes to existing tax law that are retroactive to the beginning of 2025, including provisions for the current deductibility of certain property additions and deductibility of current and previously capitalized domestic research and development costs. In our U.S. tax provision, we've elected to deduct 100% of all eligible property additions, and to accelerate all previously capitalized domestic research costs in 2025. These impacts have been incorporated into our provision for income taxes and cash tax forecasts. Additionally, multiple changes are effective beginning in 2026 and we are continuing to evaluate the impacts they will have on our subsequent consolidated financial statements and related disclosures.

The Organization for Economic Cooperation and Development (OECD) guidance under the Base Erosion and Profit Shifting (BEPS) initiative aims to minimize perceived tax abuses and modernize global tax policy, including the implementation of a global minimum effective tax rate of 15%. In December 2022, the Council of the European Union adopted OECD Pillar 2 for implementation by European Union member states by December 31, 2023. The resulting legislation in most countries where Itron has significant operations took effect for calendar year 2024. The OECD released further guidance on January 6, 2026, which included new and revised safe harbor rules, including a new permanent safe harbor, and the framework for a "side-by-side" agreement that would exempt US-based multinational companies from all top-up taxes, other than qualified domestic top-up taxes imposed on subsidiaries in their countries of residence. Enactment through legislation will be required in order for this additional guidance to be effective and is expected to only be effective for years after 2025. These enactments or amendments could adversely affect our tax rate and ultimately result in a negative impact on our operating results and cash flows. Consistent with calculations for calendar year 2024, the Company anticipates it will meet the safe harbors in most jurisdictions in 2025, and any remaining top-up tax should be immaterial.

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

There is focus from certain investors, customers, employees, other stakeholders and regulators concerning environmental, social and governance matters (ESG). We announce initiatives and goals related to ESG matters from time to time, including renewable energy and net zero emissions commitments. These statements reflect our current plans and aspirations and our ability to balance and achieve any ESG objective is subject to numerous risks, many of which are outside of our control, including the availability and cost of alternative energy sources; the evolving regulatory and reporting requirements affecting ESG practices and disclosures; the locations and usage of our products. Furthermore, federal, state, and local regulatory authorities, private organizations, and individuals may challenge our approach to ESG issues, including allegations that we failed in our efforts, should not have undertaken such efforts or that we improperly engaged other entities in our approach to ESG issues. A failure or perceived failure to meet our goals or otherwise meet evolving and diverse stakeholder expectations regarding our ESG-related initiatives, goals, or commitments or to accurately track and report on these initiatives, goals and commitments on a timely basis, could unfavorably impact our reputation or otherwise materially harm our business.

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
Item 1B: Unresolved Staff Comments

None.

Item 1C: Cybersecurity

In order to address cybersecurity risks and threats, we have in place teams, processes, and programs for protecting company and customer information. We have an Information Security Steering Committee (ISSC), whose purpose is to oversee the overall information security program as well as product security and data protection. The ISSC consists of senior executives, including our CEO and CFO. The ISSC meets quarterly to discuss strategy and general updates and is advised by company personnel with expertise and experience in cybersecurity risk management including a combined six plus decades of experience in cybersecurity, data privacy, product security, and information technology along with key certifications in cybersecurity and data privacy.

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
The following table lists our major manufacturing facilities by region and location as of December 31, 2025:

Region	Location	Square Footage
North America	Oconee, SC (O)	325,840
Europe, Middle East, and Africa	Macon, France (O) Massy, France (L) Oldenburg, Germany (L) Asti, Italy (O)	203,513 64,357 90,212 55,834
Asia/Pacific	Bekasi, Indonesia (O)	113,222

(O) - Manufacturing facility is owned
(L) - Manufacturing facility is leased

We believe our properties are generally in good condition, well maintained, and are suitable and adequate to carry on our business at capacity for the foreseeable future.

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

In conjunction with the Actaris S.p.A. (Actaris) acquisition in April 2007, Itron assumed Actaris's environmental cleanup liability and the related legal recourse for the Frosinone site in Italy. This site was originally owned and operated by Schlumberger before Schlumberger contributed it to Actaris in the course of the spin-off of Actaris from Schlumberger Industries S.p.A on August 1, 2001. Since 2001, Schlumberger has fully reimbursed Actaris and Itron, as successor to Actaris's interests, for the Frosinone site remediation costs pursuant to an indemnification agreement. In December 2022, Itron was presented with a remediation plan, which addressed the water contamination issues, with an estimated cost of $1.9 million. Due to increased remediation work and costs associated with the required cleanup activities, Itron recognized an additional $0.9 million in costs during the fourth quarter of 2023. The remediation plan proposal was approved by the Italian Authorities Higher Institute of Health (ISS) in September 2024. Itron recognized an additional $0.6 million in costs during the fourth quarter of 2024 related to the increase in forecasted provision required by the approved plan. As of December 31, 2025, the remaining accrued balance is $2.6 million. Schlumberger, pursuant to the indemnification agreement, reimburses Itron for all remediation costs.

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
Performance Graph
The following graph compares the five-year cumulative total return to shareholders on our common stock with the five-year cumulative total return of our peer group of companies used for the year ended December 31, 2025, and the NASDAQ Composite Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Itron, Inc., the NASDAQ Composite Index, and Peer Groups

$250
$200
$150
$100
$50
$0
12/2020
12/2021
12/2022
12/2023
12/2024
12/2025
Itron, Inc.
NASDAQ Composite
Peer Group

* $100 invested on December 31, 2020, in stock or index, including reinvestment of dividends.
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
The above presentation assumes $100 invested on December 31, 2020 in the common stock of Itron, Inc., the peer groups, and the NASDAQ Composite Index, with all dividends reinvested. With respect to companies in the peer groups, the returns of each such corporation have been weighted to reflect relative stock market capitalization at the beginning of each annual period plotted. The historical stock prices shown above for our common stock are not necessarily indicative of future price performance.

Each year, we reassess our peer group to identify global companies that are either direct competitors or have similar industry and business operating characteristics. Our 2025 peer group includes the following publicly traded companies: LM Ericsson Telephone Company, Landis+Gyr, Advanced Energy Industries, and Xylem, Inc.

Issuer Repurchase of Equity Securities

Period	Total Number of Shares Purchased (1)(2)(4)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				In thousands
October 1, 2025 through October 31, 2025	—	$—	—	$100,000
November 1, 2025 through November 30, 2025	942,577	106.07	942,577	250,000
December 1, 2025 through December 31, 2025	—	—	—	250,000
Total	942,577		942,577

(1)Effective September 19, 2024, Itron's Board of Directors authorized a repurchase program of up to $100 million of Itron's common stock over an 18-month period.
(2)Effective November 10, 2025, Itron's Board of Directors authorized a repurchase program of up to $250 million of Itron's common stock over an 18-month period.
(3)Excludes commissions.
(4)Shares purchased may include shares transferred to us by certain employees who vested in restricted stock units and used shares to pay all, or a portion of, the related taxes.

Holders
At February 12, 2026, there were 136 holders of record of our common stock.

Dividends
Since the inception of the Company, we have not declared or paid cash dividends. We intend to retain future earnings for the development of our business and do not anticipate paying cash dividends in the foreseeable future.

Item 6:     [Reserved]

Item 7:    Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis compares the change in the consolidated financial statements for fiscal years 2025 and 2024 and should be read in conjunction with Item 8: Financial Statements and Supplementary Data. For comparisons of fiscal years 2024 and 2023, see our Management's Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of our 2024 Annual Report on Form 10-K, filed with the Securities and Exchange Commission (SEC) on February 25, 2025, and incorporated herein by reference.
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

We operate under the Itron brand worldwide and manage and report under four reportable segments: Device Solutions, Networked Solutions, Outcomes, and Resiliency Solutions. Resiliency Solutions is a new reportable segment starting in the fourth quarter of 2025. The product and operating definitions of the four segments are as follows:

Device Solutions – This segment primarily includes hardware products used for measurement, control, or sensing. Examples from the Device Solutions portfolio include: standard endpoints that are shipped without Itron communications, such as our standard electricity, gas, and water meters for a variety of global markets and adhering to regulations and standards within those markets, as well as our heat and allocation products; communicating meters designed to operate outside of Itron end-to-end solutions and designed to meet market requirements; and the implementation and installation of associated devices.

Networked Solutions – This segment primarily includes a combination of communicating endpoints (e.g., smart meters, modules, endpoints, and sensors), network infrastructure, network design services, and associated headend management and application software designed and sold as a complete solution for acquiring and transporting robust application-specific data. Networked Solutions includes products, software and services for the implementation, installation, and management of communicating endpoints and data networks. The Industrial Internet of Things (IIoT) solutions supported by this segment include automated meter reading (AMR) and advanced metering infrastructure (AMI) for electricity, water, and gas; distributed energy resource management (DERMs); grid edge devices; distribution automation communications; smart lighting; and smart city sensors and applications. Our IIoT platform allows utility and smart city applications to be run and managed on a flexible, secure, and interoperable multi-purpose network.

Outcomes – This segment primarily includes our value-added, enhanced software and services in which we utilize distributed compute to manage, organize, analyze, and interpret raw, anonymized data using artificial intelligence, machine learning, statistical modeling, and other analytics. This delivers new value for utilities, municipalities, and cities through improving decision making, maximizing operational profitability, engaging consumers, ensuring safety, enhancing resource efficiency, and improving grid resiliency and reliability. Outcomes supports high-value use cases, such as data management, grid planning and operations, AMI operations, gas distribution safety, non-revenue water reduction, revenue assurance, distributed energy resources (DER) management, energy forecasting, consumer engagement, and smart payment. Utilities leverage these outcomes to unlock the capabilities of their networks and devices, improve the productivity of their workforce, increase the reliability of their operations, manage and optimize the proliferation of DERs, address grid complexity, and enhance the customer experience. Revenue from these offerings are primarily recurring in nature and would include any direct management of Device Solutions, Networked Solutions, and other third-parties' products on behalf of our end customers.

Resiliency Solutions – This segment primarily includes software and services focused on worker safety, emergency preparedness and response, and damage prevention for critical infrastructure providers and their supporting contractors. These solutions are enhanced through the use of artificial intelligence-based models to predict events to aid in compliance, incident remedy, and prevention.

We use adjusted operating income (margin) as the primary measure of segment performance. In addition, we believe adjusted gross profit (margin) provides further understanding of our segments' performance. Intersegment revenues are minimal. Certain operating expenses are allocated to the reportable segments based upon internally established allocation methodologies. Interest income, interest expense, other income (expense), the income tax provision (benefit), and certain corporate operating expenses are neither allocated to the segments nor included in the measures of segment performance.

Non-GAAP Measures
To supplement our consolidated financial statements, which are prepared in accordance with accounting principles generally accepted in the United States (GAAP), we use certain adjusted or non-GAAP financial measures, including non-GAAP operating expense, non-GAAP operating income, non-GAAP net income, non-GAAP diluted earnings per share (EPS), adjusted EBITDA, free cash flow, adjusted gross profit, adjusted operating income, and constant currency. We provide these non-GAAP financial measures because we believe they provide greater transparency and represent supplemental information used by management in its financial and operational decision making. We exclude certain costs in our non-GAAP financial measures as we believe the net result is a measure of our core business. We believe these measures facilitate operating performance comparisons from period to period by eliminating potential differences caused by the existence and timing of certain expense items that would not otherwise be apparent on a GAAP basis. Non-GAAP performance measures should be considered in addition to, and not as a substitute for, results prepared in accordance with GAAP. We strongly encourage investors and shareholders to review our financial statements and publicly-filed reports in their entirety and not to rely on any single financial measure. Our non-GAAP financial measures may be different from those reported by other companies.

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

Total Company Highlights

Highlights and significant developments for the year ended December 31, 2025 compared with the year ended December 31, 2024

•Revenues were $2.4 billion in both periods
•Gross margin was 37.7% compared with 34.4% last year
•Operating expenses increased $3.8 million, or 1%, compared with 2024
•Net income attributable to Itron, Inc. was $301.1 million compared with $239.1 million in 2024
•GAAP diluted EPS was $6.50 compared with $5.18 in 2024
•Non-GAAP net income attributable to Itron, Inc. was $330.4 million compared with $259.8 million in 2024
•Non-GAAP diluted EPS was $7.13 compared with $5.62 in 2024
•Adjusted EBITDA increased $50.2 million, or 16%, to $373.8 million compared with $323.6 million in 2024
•Total backlog was $4.5 billion and twelve-month backlog was $1.6 billion at December 31, 2025, compared with $4.7 billion and $1.8 billion at December 31, 2024

Business Acquisitions
On November 14, 2025, we entered into a Share Purchase Agreement (the Agreement) to acquire 100% of the outstanding equity of Locusview, Ltd. and subsidiaries (collectively, Locusview) a privately held utility-focused software and services company that is based in the United States and Israel. The acquisition provides value to Itron through the leverage of Locusview's digital construction management solutions to enhance Itron's Resiliency Solutions offerings to its customers. The acquisition closed on January 5, 2026. The preliminary purchase price for the acquisition was $525 million, with adjustment for final working capital and other closing considerations to be determined following the transaction's close. The purchase was funded through cash on hand.

On November 3, 2025, we completed the acquisition of 100% of the outstanding equity of Urbint, Inc. (Urbint), a privately held software and services company, based in Florida, serving utilities. The acquisition provides value to Itron through the leverage of Urbint's artificial intelligence (AI)-powered operational resilience solutions to enhance our offerings to our customers. Upon acquisition, Urbint became a wholly owned subsidiary of Itron and operates within the Resiliency Solutions segment. The preliminary purchase price allocated to acquired assets and liabilities was $330.7 million, which was funded through cash on hand. The purchase price is subject to further adjustment based on final working capital and other closing considerations to be determined following the transaction's close. Refer to Item 8: Financial Statements and Supplementary Data, Note 18: Business Combinations for further details.

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

Stock Repurchase Programs
Effective November 10, 2025, Itron's Board of Directors authorized a repurchase up to $250 million of our common stock over an 18-month period (the 2025 Stock Repurchase Program). Repurchases will be made in the open market and pursuant to the terms of any Rule 10b5-1 plans that Itron may enter into, and in accordance with applicable securities laws. The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. We repurchased no shares under the 2025 Stock Repurchase Program.

Effective September 19, 2024, Itron's Board of Directors authorized a repurchase up to $100 million of our common stock over an 18-month period (the 2024 Stock Repurchase Program). The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. From November 3 through November 6, 2025, Itron repurchased 942,577 shares of its common stock for a total of $100 million, fully utilizing the authorized capacity under the 2024 Stock Repurchase Program.

Total Company GAAP, Non-GAAP Highlights, and Annual Recurring Revenue:

	Year Ended December 31,
In thousands, except margin and per share data	2025	% Change	2024
GAAP
Revenues
Product revenues	$2,008,976	(6)%	$2,131,379
Service revenues	358,218	16%	309,458
Total revenues	2,367,194	(3)%	2,440,837

Gross profit	892,118	6%	839,317
Operating expenses	579,050	1%	575,207
Operating income	313,068	19%	264,110
Other income (expense)	29,199	43%	20,421
Income tax provision	(38,932)	(10)%	(43,407)
Net income attributable to Itron, Inc.	301,055	26%	239,105

Non-GAAP(1)
Non-GAAP operating expenses	$550,837	—%	$553,380
Non-GAAP operating income	342,359	20%	285,937
Non-GAAP net income attributable to Itron, Inc.	330,391	27%	259,800
Adjusted EBITDA	373,758	16%	323,590

GAAP Margins and EPS
Gross margin
Product gross margin	35.7%		32.9%
Service gross margin	49.0%		44.6%
Total gross margin	37.7%		34.4%

Operating margin	13.2%		10.8%
Net income per common share - Basic	$6.62		$5.27
Net income per common share - Diluted	$6.50		$5.18

Non-GAAP EPS (1)
Non-GAAP diluted EPS	$7.13		$5.62

(1)These measures exclude certain expenses that we do not believe are indicative of our core operating results. See pages 43-46 for information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Effective with this Annual Report on Form 10‑K, we transitioned our reported performance metric below from endpoints under management to annual recurring revenue (ARR). ARR is not evenly distributed across endpoints under management, and this change is intended to provide a more accurate and transparent view of our ongoing operations by highlighting predictable, subscription‑based revenue streams.

ARR is a widely recognized indicator of long-term financial stability and growth and offers improved comparability, transparency, and insight into revenue sustainability. Endpoints under management does not reflect the flexibility afforded to our customers to deploy multiple applications, services, outcomes, and higher margin recurring offerings that can be associated with an endpoint over its useful life. The adoption of ARR better reflects the value of ongoing customer relationships across all of our solutions, including those offered by our new Resiliency Solutions segment.

Definition of Annual Recurring Revenue
ARR is an operating metric and represents an annualized calculation of quarterly recurring revenue. This metric primarily includes subscription and maintenance revenues (see examples of ARR components below). ARR should be viewed independently of revenue and deferred revenue as ARR is an operating metric and is not intended to be combined with or replace these items. ARR is not a forecast of future revenue, which can be impacted by contract start and end dates, cancellation and renewal rates, upgrades or downgrades, foreign exchange rate fluctuations, acquisitions or divestitures, and does not include revenue from appliance hardware, perpetual software, or professional services. Our calculation of ARR does not give effect to the impact of any anticipated future price increases or decreases. We consider ARR a useful measure of the value of the recurring components of our business because it reflects both our ability to attract new customers for our solutions and our success at retaining and expanding our relationships with existing customers. Our measure of ARR may be different than similarly titled metrics used by other companies.

	Three Months Ended December 31,
In millions	2025	2024	2023
Annual recurring revenue	$368	$306	$296

ARR component examples:
•subscription-based SaaS contracts
•term-based subscription license contracts
•managed services subscriptions
•maintenance or other support contracts
•PaaS subscriptions (platform-as-a-service)

Results of Operations

Revenues and Gross Margin

The actual results of and effects of changes in foreign currency exchange rates on revenues and gross profit were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Year Ended December 31,
In thousands	2025	2024
Total Company
Revenues	$2,367,194	$2,440,837	$9,992	$(83,635)	$(73,643)
Gross profit	892,118	839,317	1,125	51,676	52,801

Revenues
Revenues decreased $73.6 million in 2025 compared with 2024. Product revenues decreased $122.4 million in 2025, and service revenues increased $48.8 million. Device Solutions decreased by $29.5 million; Networked Solutions decreased by $92.8 million; and Outcomes increased by $45.6 million when compared with the same period last year. Resiliency Solutions revenues were $3.0 million in 2025.

No single customer represented more than 10% of total revenues for the years ended December 31, 2025 and 2024. Our 10 largest customers accounted for 32% of total revenues in 2025 and 33% of total revenues in 2024.

Gross Margin
Gross margin was 37.7% for 2025, compared with 34.4% in 2024. We were favorably impacted by product and solution mix and manufacturing efficiencies. Product sales gross margin increased to 35.7% in 2025 from 32.9% in 2024. Gross margin on service revenues increased to 49.0% from 44.6%.

Refer to Reportable Segment Results section below for further detail on total company revenues and gross margin.

Operating Expenses

The actual results of and effects of changes in foreign currency exchange rates on operating expenses were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Year Ended December 31,
In thousands	2025	2024
Total Company
Sales, general and administrative	$352,965	$339,069	$1,636	$12,260	$13,896
Research and development	207,041	215,034	(332)	(7,661)	(7,993)
Amortization of intangible assets	18,034	17,828	116	90	206
Restructuring	931	2,679	82	(1,830)	(1,748)
Loss on sale of business	79	597	(24)	(494)	(518)
Total operating expenses	$579,050	$575,207	$1,478	$2,365	$3,843

Operating expenses increased $3.8 million for the year ended December 31, 2025 as compared with the same period in 2024. This was primarily the result of a $13.9 million increase in sales, general and administrative expenses driven by increased labor costs. The increase was partially offset by a $8.0 million decrease in research and development expenses driven by reduced professional service expenses as compared with 2024, as well as a $1.7 million decrease in restructuring costs and a $0.6 million loss on sale of business recognized in 2024. Refer to Item 8: Financial Statements and Supplementary Data, Note 13: Restructuring for more details.

Other Income (Expense)

The following table shows the components of other income (expense):

	Year Ended December 31,
In thousands	2025	% Change	2024
Interest income	$48,376	40%	$34,577
Amortization of prepaid debt fees	(7,077)	29%	(5,489)
Other interest expense	(15,374)	55%	(9,890)
Interest expense	(22,451)	46%	(15,379)
Other income (expense), net	3,274	168%	1,223
Total other income (expense)	$29,199	43%	$20,421

Total other income (expense) for the year ended December 31, 2025 was net other income of $29.2 million compared with net other income of $20.4 million in 2024. The net increase was driven by a $13.8 million increase in interest income primarily due to interest earned from the cash proceeds of the 2024 Notes, as well as increased other income due to a $2.1 million pension expense credit recognized in 2025. This increase was offset by $5.2 million additional interest expense related to the 2024 Notes, which were outstanding throughout 2025 compared with June 21 through December 31 of 2024, and a $1.6 million increase in amortization of prepaid debt fees.

Income Tax Provision

Our income tax expense was $38.9 million and $43.4 million for the years ended December 31, 2025 and 2024. Our tax rate for the year ended December 31, 2025 differed from the U.S. federal statutory tax rate of 21% due to changes in valuation allowances, the level of profit or losses in domestic and international jurisdictions, stock-based compensation, tax credits, expiration of statute of limitations, and uncertain tax positions.

For additional discussion related to income taxes, refer to Item 8: Financial Statements and Supplementary Data, Note 11: Income Taxes.

Reportable Segment Results

For a description of our reportable segments, refer to Part I, Item 1: Business, Our Reportable Segments included in this Annual Report on Form 10-K and the Overview section above. The following tables and discussion highlight significant changes in trends or components of each reportable segment:

	Year Ended December 31,
In thousands	2025	% Change	2024
Segment revenues
Device Solutions	$447,081	(6)%	$476,577
Networked Solutions	1,557,321	(6)%	1,650,075
Outcomes	359,743	15%	314,185
Resiliency Solutions	3,049	NM	—
Total revenues	$2,367,194	(3)%	$2,440,837

	Year Ended December 31,
	2025		2024
In thousands	Adjusted Gross Profit	Adjusted Gross Margin	Adjusted Gross Profit	Adjusted Gross Margin
Segment adjusted gross profit and margin
Device Solutions	$139,399	31.2%	$123,464	25.9%
Networked Solutions	608,576	39.1%	597,780	36.2%
Outcomes	142,904	39.7%	118,073	37.6%
Resiliency Solutions	2,317	76.0%	—	NM
Total adjusted gross profit and margin (1)	$893,196	37.7%	$839,317	34.4%

	Year Ended December 31,
	2025		2024
In thousands	Adjusted Operating Income (loss)	Adjusted Operating Margin	Adjusted Operating Income (loss)	Adjusted Operating Margin
Segment adjusted operating income (loss) and operating margin
Device Solutions	$108,717	24.3%	$93,522	19.6%
Networked Solutions	472,400	30.3%	456,662	27.7%
Outcomes	76,992	21.4%	51,730	16.5%
Resiliency Solutions	(109)	(3.6)%	—	NM
Total segment adjusted operating income (loss) and operating margin	$658,000	27.8%	$601,914	24.7%
(1)Refer to the Non-GAAP Measures section below on pages 43-46 for additional information on adjusted gross profit and margin.

Device Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Device Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Year Ended December 31,
In thousands	2025	2024
Device Solutions Segment
Revenues	$447,081	$476,577	$8,839	$(38,335)	$(29,496)
Adjusted gross profit	139,399	123,464	1,691	14,244	15,935
Adjusted operating income	108,717	93,522	1,471	13,724	15,195

Revenues
Revenues decreased by $29.5 million in 2025, or 6%, compared with 2024. Changes in foreign currency exchange rates favorably impacted revenues by $8.8 million. Revenues were lower due to the planned decrease in electric residential sales in Europe, Middle East, and Africa (EMEA) and water meter sales, partially offset by higher smart water shipments.

Adjusted Gross Margin
Adjusted gross margin was 31.2% in 2025 compared with 25.9% in 2024. The 530 basis point increase over the prior year was primarily due to an improved customer and product mix as a result of the end-of-life of certain lower margin products.

Adjusted Operating Income
Adjusted operating income increased $15.2 million, or 16%, in 2025 compared with 2024. The increase was a result of increased adjusted gross profit, slightly offset by increased product development costs.

Networked Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Networked Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Year Ended December 31,
In thousands	2025	2024
Networked Solutions Segment
Revenues	$1,557,321	$1,650,075	$115	$(92,869)	$(92,754)
Adjusted gross profit	608,576	597,780	(443)	11,239	10,796
Adjusted operating income	472,400	456,662	(445)	16,183	15,738

Revenues
Revenues decreased by $92.8 million, or 6%, in 2025 compared with 2024. The decline was primarily due to timing of customer deployments and an unusually large first half 2024 volume, which included a significant amount of catch-up of previously supply chain constrained revenue.

Adjusted Gross Margin
Adjusted gross margin was 39.1% in 2025 compared with 36.2% in 2024. The 290 basis point increase was primarily related to favorable customer mix.

Adjusted Operating Income
Adjusted operating income increased by $15.7 million, or 3%, in 2025 compared with 2024. The increase was a result of increased adjusted gross profit, along with reduced product development costs.

Outcomes

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Outcomes segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Year Ended December 31,
In thousands	2025	2024
Outcomes Segment
Revenues	$359,743	$314,185	$1,038	$44,520	$45,558
Adjusted gross profit	142,904	118,073	(124)	24,955	24,831
Adjusted operating income	76,992	51,730	(201)	25,463	25,262

Revenues
Revenues increased $45.6 million, or 15%, in 2025 compared with 2024. This increase was driven by higher recurring revenue, as well as professional services and hardware sales. Changes in foreign currency exchange rates favorably impacted revenues by $1.0 million.

Adjusted Gross Margin
Adjusted gross margin increased to 39.7% in 2025 compared with 37.6% for last year. The 210 basis point increase was driven by improved revenue mix and lower costs.

Adjusted Operating Income
Adjusted operating income increased $25.3 million, or 49%, in 2025 compared with 2024. The increase was a result of increased adjusted gross profit and lower product development costs.

Resiliency Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Resiliency Solutions segment financial results (November 3 through December 31, 2025) were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Year Ended December 31,
In thousands	2025	2024
Resiliency Solutions Segment
Revenues	$3,049	$—	$—	$3,049	$3,049
Adjusted gross profit	2,317	—	—	2,317	2,317
Adjusted operating loss	(109)	—	—	(109)	(109)

Revenues
Revenues were $3.0 million in 2025. Revenues consisted primarily of managed services revenue and some professional services related to deploying customer environments.

Adjusted Gross Margin
Adjusted gross margin was 76.0% in 2025. Costs included in calculating gross margin primarily consist of hosting fees and labor costs for managed services and professional services delivery.

Adjusted Operating Loss
Adjusted operating loss was $0.1 million in 2025.

Corporate unallocated

Operating expenses not directly associated with a reportable segment are classified as Corporate unallocated. These expenses increased $6.1 million in 2025 as compared with 2024. This was due to an increase of $11.9 million in sales, general and administrative expenses primarily driven by increased labor costs. The increase was partially offset by a $3.8 million decrease in product development expenses driven by reduced professional service expenses as compared with 2024, as well as a $1.7 million decrease in restructuring costs and a $0.6 million loss on sale of business recognized in 2024. Refer to Item 8: Financial Statements and Supplementary Data, Note 13: Restructuring for more details.

Financial Condition

Cash Flow Information

	Year Ended December 31,
In thousands	2025	2024	2023
Net cash provided by operating activities	$405,952	$238,175	$124,971
Net cash used in investing activities	(349,652)	(63,412)	(23,308)
Net cash provided by (used in) financing activities	(97,462)	579,573	(3,508)
Effect of exchange rates on cash and cash equivalents	10,322	(5,148)	1,887
(Decrease) increase in cash and cash equivalents	$(30,840)	$749,188	$100,042

Cash and cash equivalents at December 31, 2025 was $1.02 billion compared with $1.05 billion at December 31, 2024. The $30.8 million decrease in cash and cash equivalents in the 2025 period was primarily driven by cash used in investing activities for the acquisition of Urbint, Inc. (Urbint) and in financing activities for the common stock repurchase partially offset by net cash provided by operating activities as a result of higher earnings and increased working capital conversion.

Operating activities
Cash provided by operating activities in 2025 was $167.8 million higher than in 2024. This increase was primarily due to increased earnings and working capital conversion.

Investing activities
Net cash used in investing activities in 2025 was $349.7 million, compared with net cash used in investing activities in 2024 of $63.4 million. This movement was primarily related to net cash used for the acquisition of Urbint of $325.0 million in 2025 and compared with the acquisition of Elpis Squared for $34.1 million in 2024, along with $7.7 million decreased purchases of property, plant, and equipment in 2025.

Financing activities
Net cash used by financing activities during 2025 was $97.5 million, compared with $579.6 million provided in 2024. In 2025, cash used to repurchase common stock totaling $100.0 million, partially offset by cash received from issuance of common stock of $7.3 million. In 2024, cash provided by financing activities is due primarily to the issuance of the 2024 convertible notes, net of total debt issuance cost, totaling $784 million, partially offset by the purchase of the capped call for the convertible offering of $109.0 million and common stock repurchased totaling $100.0 million.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations resulted in an increase of $10.3 million in 2025 and a decrease of $5.1 million in 2024. Our foreign currency exposure relates to non-U.S. dollar denominated balances in our international subsidiary operations.

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

	Year Ended December 31,
In thousands	2025	2024
Cash provided by operating activities	$405,952	$238,175
Acquisitions of property, plant, and equipment	(22,891)	(30,562)
Free cash flow	$383,061	$207,613

Free cash flow increased due to higher operating cash flow, as well as decreased spending for property, plant, and equipment. See the cash flow discussion of operating and investing activities above.

Off-balance sheet arrangements

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at December 31, 2025 and 2024 that we believe could reasonably likely have a current or future effect on our financial condition, results of operations, or cash flows.

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

Borrowings
On September 25, 2025, we entered into a third amended and restated credit agreement (the 2025 credit facility) providing for committed credit facilities in the amount of $750 million. The 2025 credit facility consists of a multi-currency revolving line of credit (the revolver) in the amount of $750 million. The revolver includes a standby letter of credit sub-facility in the amount of $300 million, and a swingline sub-facility in the amount of $50 million. As of December 31, 2025, no amount was outstanding under the 2025 credit facility, and $43.8 million was utilized by outstanding standby letters of credit, resulting in $706.2 million available for borrowing. As of December 31, 2025, $256.2 million was available for additional standby letters of credit under the letter of credit sub-facility, and no amounts were outstanding under the swingline sub-facility. Any outstanding principal under the revolver is due at maturity on September 25, 2030. Principal amounts paid prior to the maturity date may be reborrowed prior to such date. However, that date may be advanced to April 15, 2030 if we do not settle or extend a sufficient portion of our outstanding convertible notes, as detailed in the 2025 credit facility.

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

For a description of our letters of credit and performance bonds, and the amounts available for additional borrowings or letters of credit under our lines of credit, including the revolver that is part of our 2025 credit facility, refer to Item 8: Financial Statements and Supplementary Data, Note 12: Commitments and Contingencies.

Restructuring
On February 23, 2023, our Board of Directors approved a restructuring plan (the 2023 Projects). The 2023 Projects include activities that continue Itron's efforts to optimize its global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects were substantially complete as of March 31, 2025. For the year ended December 31, 2025, we paid out $26.4 million related to all our restructuring projects. As of December 31, 2025, $19.0 million was accrued for these restructuring projects, of which $15.0 million is expected to be paid within the next 12 months.

For further details regarding our restructuring activities, refer to Item 8: Financial Statements and Supplementary Data, Note 13: Restructuring.

Stock Repurchase Programs
Effective November 10, 2025, Itron's Board of Directors authorized a repurchase up to $250 million of our common stock over an 18-month period (the 2025 Stock Repurchase Program). Repurchases will be made in the open market and pursuant to the terms of any Rule 10b5-1 plans that Itron may enter into, and in accordance with applicable securities laws. The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. We repurchased no shares under the 2025 Stock Repurchase Program.

Effective September 19, 2024, Itron's Board of Directors authorized a repurchase up to $100 million of our common stock over an 18-month period (the 2024 Stock Repurchase Program). The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. From November 3 through November 6, 2025, Itron repurchased 942,577 shares of its common stock for a total of $100 million, fully utilizing the authorized capacity under the 2024 Stock Repurchase Program.

Locusview, Ltd. Acquisition
On November 14, 2025, we entered into a Share Purchase Agreement (the Agreement) to acquire 100% of the outstanding equity of Locusview, Ltd. and subsidiaries (collectively, Locusview) a privately held utility-focused software and services company that is based in the United States and Israel. The acquisition provides value to Itron through the leverage of Locusview's digital construction management solutions to enhance Itron's Resiliency Solutions offerings to its customers. The acquisition closed on January 5, 2026. The preliminary purchase price for the acquisition was $525 million, with adjustment for final working capital and other closing considerations to be determined following the transaction's close. The purchase was funded through cash on hand.

Other contractual obligations and commitments
Operating lease obligations are disclosed in Item 8: Financial Statements and Supplementary Data, Note 19: Leases and do not include common area maintenance charges, real estate taxes, and insurance charges for which we are obligated. Amounts due under operating lease liabilities during 2026 are $16.8 million and are $21.6 million for 2027 and beyond.

We regularly enter into standard purchase orders in the ordinary course of business that may obligate us to purchase materials and other items but may not yet qualify for recognition in our Consolidated Balance Sheets. Purchase orders and other purchase obligations can include open-ended agreements that provide for estimated quantities over an extended delivery period. At December 31, 2025, purchase orders and other purchase obligations were $391.9 million, which includes capital expenditures of $8.4 million. The purchase orders may include durations longer than one year, but these long-term agreements generally contain termination clauses that could require payment if the commitments were canceled, and as such the total above is considered short-term as of December 31, 2025.

Other long-term contractual obligations consist of warranty obligations and estimated pension benefit payments. Estimated pension benefit payments include amounts to be paid from our assets for unfunded plans and reflect expected future service.

The following table summarizes our known obligations to make future payments pursuant to certain contracts as of December 31, 2025.

In thousands	Next 12 months	Beyond the next 12 months
Warranty obligations	$10,868	$7,350
Estimated pension benefit payments	4,874	61,998

The period of cash settlement for long-term unrecognized tax benefits, which include accrued interest and penalties, cannot be reasonably estimated with the respective taxing authorities. For further information on defined benefit pension plans, income taxes, and warranty obligations, refer to Item 8: Financial Statements and Supplementary Data, Note 8: Defined Benefit Pension Plans, Note 11: Income Taxes, and Note 12: Commitments and Contingencies.

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

Our cash income tax payments were as follows:

	Year Ended December 31,
In thousands	2025	2024
U.S. federal taxes paid	$29,000	$42,224
State income taxes paid	8,595	9,250
Foreign and local income taxes paid	18,721	28,698
Total income taxes paid	$56,316	$80,172

Based on current projections, we expect to pay, net of refunds, approximately $6 million in U.S. state taxes and $18 million in foreign and local income taxes in 2026. We expect net refunds of approximately $25 million in U.S. federal taxes.

As of December 31, 2025, there was $70.3 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. As a result of recent changes in U.S. tax legislation, any repatriation in the future would not result in U.S. federal income tax. Accordingly, there is no provision for U.S. deferred taxes on this cash. If this cash were repatriated to fund U.S. operations, additional withholding tax costs may be incurred. Tax is only one of the many factors that we consider in the management of global cash. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

Other Liquidity Considerations
In certain of our consolidated international subsidiaries, we have joint venture partners who are minority shareholders. Although these entities are not wholly owned by Itron, Inc., we consolidate them because we have a greater than 50% ownership interest and/or because we exercise control over the operations. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders. At December 31, 2025, $4.2 million of our consolidated cash balance was held in our joint venture entities. As a result, the minority shareholders of these entities have rights to their proportional share of this cash balance, and there may be limitations on our ability to repatriate cash to the United States from these entities.

As of December 31, 2025, we expect to make cash payments of approximately $49 million for variable compensation during the first quarter of 2026.

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
We allocate consideration to each performance obligation in an arrangement based on its relative standalone selling price. For goods or services where we have observable standalone sales, the observable standalone sales are used to determine the standalone selling price. Where we do not have standalone sales, we estimate the standalone selling price using either the adjusted market assessment approach or the expected cost plus a margin approach. Approaches used to estimate the standalone selling price for a given good or service maximize the use of observable inputs and consider several factors, including our pricing practices, costs to provide a good or service, the type of good or service, and availability of other transactional data, among others.
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

Goodwill and Intangible Assets
Goodwill and intangible assets may result from our business acquisitions. Intangible assets may also result from the purchase of assets and intellectual property where we do not acquire a business. We use estimates, including estimates of useful lives of intangible assets, the amount and timing of related future cash flows, and fair values of the related operations, in determining the value assigned to goodwill and intangible assets. Our finite-lived intangible assets are amortized over their estimated useful lives based on estimated discounted cash flows. Fully amortized finite-lived intangible assets are evaluated for write off based on Itron's internal process. The evaluation is completed if these intangibles expire, become obsolete, or are determined to have no further value to the Company. In-process research and development is considered an indefinite-lived intangible asset and is not subject to amortization until the associated projects are completed or terminated. Finite-lived intangible assets are tested for impairment at the asset group level when events or changes in circumstances indicate the carrying value may not be recoverable. Indefinite-lived intangible assets are tested for impairment annually, when events or changes in circumstances indicate the asset may be impaired, or when their useful lives are determined to be no longer indefinite.

Goodwill is assigned to our reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics, including the forecast discounted cash flows associated with each reporting unit. Each reporting unit corresponds with its respective operating segment.

We test goodwill for impairment each year as of October 1, or more frequently should a significant impairment indicator occur. As part of the impairment test, we may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit, including goodwill, is less than its carrying amount, or if we elect to bypass the qualitative assessment, we would then proceed with the impairment test. The impairment test involves comparing the fair values of the reporting units to their carrying amounts. If the carrying amount of a reporting unit exceeds its fair value, we first evaluate the long-lived assets within the reporting unit for impairment and then recognize a goodwill impairment loss in an amount equal to any excess. For the current year, the fair value of each reporting unit exceeded its carrying amount. As a result, none of our reporting units are considered at risk of failing the quantitative impairment test, and no goodwill impairment was recognized.

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

Several economic assumptions and actuarial data are used in calculating the expense and obligations related to these plans. The assumptions are updated annually at December 31 and include the discount rate, the expected remaining service life, the expected rate of return on plan assets, and the rate of future compensation increases. The discount rate is a significant assumption used to value our pension benefit obligation. We determine a discount rate for our plans based on the estimated duration of each plan's liabilities. For euro denominated defined benefit pension plans, which represent 80% of our projected benefit obligation, we use discount rates with consideration of the duration of each of the plans, using a hypothetical yield curve developed from euro-denominated AA-rated corporate bond issues. These bonds are assigned different weights to adjust their relative influence on the yield curve, and the highest and lowest yielding 10% of bonds are excluded within each maturity group. The discount rates used, depending on the duration of the plans, were between 3.00% and 4.00%. The weighted average discount rate used to measure the projected benefit obligation for all of the plans at December 31, 2025 was 4.42%. A change of 100 basis points in the discount rate would change our projected benefit obligation by approximately $9.0 million. The financial and actuarial assumptions used at December 31, 2025 may differ materially from actual results due to changing market and economic conditions and other factors. These differences could result in a significant change in the amount of pension expense recognized in future periods.

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

Non-GAAP Measures

To supplement our consolidated financial statements, which are prepared in accordance with GAAP, we use certain non-GAAP financial measures, including non-GAAP operating expense, non-GAAP operating income, non-GAAP net income, non-GAAP diluted EPS, adjusted EBITDA, free cash flow, adjusted gross profit, adjusted operating income, and constant currency. The presentation of this financial information is not intended to be considered in isolation or as a substitute for, or superior to, the financial information prepared and presented in accordance with GAAP, and other companies may define such measures differently. For a reconciliation of each non-GAAP measure to the most comparable financial measure prepared and presented in accordance with GAAP, please see the table captioned Reconciliations of Non-GAAP Financial Measures to the Most Directly Comparable GAAP Financial Measures.

We use these non-GAAP financial measures for financial and operational decision making and/or as a means for determining executive compensation. Management believes that these non-GAAP financial measures provide meaningful supplemental information regarding our performance and ability to service debt by excluding certain expenses that may not be indicative of our recurring core operating results. These non-GAAP financial measures facilitate management's internal comparisons to our historical performance, as well as comparisons to our competitors' operating results. Our executive compensation plans exclude non-cash charges related to amortization of intangibles and depreciation of property, plant, an equipment and certain discrete cash and non-cash charges, such as restructuring, loss on sale of business, strategic initiative expenses, or acquisition and integration related expenses. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. We believe these non-GAAP financial measures are useful to investors because they provide greater transparency with respect to key metrics used by management in its financial and operational decision making and because they are used by our institutional investors and the analyst community to analyze the health of our business.

Non-GAAP operating expenses and non-GAAP operating income – We define non-GAAP operating expenses as operating expenses excluding certain expenses related to the amortization of intangible assets, restructuring, loss on sale of business, strategic initiative expenses, and acquisition and integration related expenses. We define non-GAAP operating income as operating income excluding the expenses related to the amortization of intangible assets, restructuring, loss on sale of business, strategic initiative expenses, and acquisition and integration related expenses. Acquisition and integration related expenses include costs, which are incurred to affect and integrate business combinations, such as professional fees; certain employee retention and salaries related to integration; employee severance; contract terminations; travel costs related to knowledge transfer; system conversion costs; and asset impairment charges. We consider these non-GAAP financial measures to be useful metrics for management and investors because they exclude the effect of expenses that are not related to our core operating results. By excluding these expenses, we believe that it is easier for management and investors to compare our financial results over multiple periods and analyze trends in our operations. For example, in certain periods, expenses related to amortization of intangible assets may decrease, which would improve GAAP operating margins, yet the improvement in GAAP operating margins due to this lower expense is not necessarily reflective of an improvement in our core business. There are some limitations related to the use of non-GAAP operating expenses and non-GAAP operating income versus operating expenses and operating income calculated in accordance with GAAP. We compensate for these limitations by providing specific information about the GAAP amounts excluded from non-GAAP operating expense and non-GAAP operating income and evaluating non-GAAP operating expense and non-GAAP operating income together with GAAP operating expense and operating income.

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

Adjusted gross profit – We define adjusted gross profit as gross profit excluding the amortization expense of core-developed technology intangible assets.

Adjusted operating income – We define adjusted operating income as operating income excluding the amortization of core-developed technology intangible assets.

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

TOTAL COMPANY RECONCILIATIONS	Year Ended December 31,
In thousands, except per share data	2025	2024
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$579,050	$575,207
Amortization of intangible assets (1)	(18,034)	(17,828)
Restructuring	(931)	(2,679)
Loss on sale of business	(79)	(597)
Strategic initiative	(1,736)	—
Acquisition and integration	(7,433)	(723)
Non-GAAP operating expenses	$550,837	$553,380

NON-GAAP OPERATING INCOME
GAAP operating income	$313,068	$264,110
Amortization of intangible assets	19,112	17,828
Restructuring	931	2,679
Loss on sale of business	79	597
Strategic initiative	1,736	—
Acquisition and integration	7,433	723
Non-GAAP operating income	$342,359	$285,937

NON-GAAP NET INCOME & DILUTED EPS
GAAP net income attributable to Itron, Inc.	$301,055	$239,105
Amortization of intangible assets	19,112	17,828
Amortization of debt placement fees	6,928	5,314
Restructuring	931	2,679
Loss on sale of business	79	597
Strategic initiative	1,736	—
Acquisition and integration	7,433	723
Income tax effect of non-GAAP adjustments (2)	(6,883)	(6,446)
Non-GAAP net income attributable to Itron, Inc.	$330,391	$259,800

Non-GAAP diluted EPS	$7.13	$5.62

GAAP weighted average common shares outstanding - Diluted	46,323	46,187
Effect of call option transaction - 2021 Notes	(8)	—
Non-GAAP weighted average common shares outstanding - Diluted	46,315	46,187

TOTAL COMPANY RECONCILIATIONS	Year Ended December 31,
In thousands	2025	2024
ADJUSTED EBITDA
GAAP net income attributable to Itron, Inc.	$301,055	$239,105
Interest income	(48,376)	(34,577)
Interest expense	22,451	15,379
Income tax provision	38,932	43,407
Depreciation and amortization	49,517	56,277
Restructuring	931	2,679
Loss on sale of business	79	597
Strategic initiative	1,736	—
Acquisition and integration	7,433	723
Adjusted EBITDA	$373,758	$323,590

FREE CASH FLOW
Net cash provided by operating activities	$405,952	$238,175
Acquisitions of property, plant, and equipment	(22,891)	(30,562)
Free Cash Flow	$383,061	$207,613
(1)Excludes amortization of core-developed technology intangible assets.
(2)The income tax effect of non-GAAP adjustments is calculated using the statutory tax rates for the relevant jurisdictions if no valuation allowance exists for each reconciling item. If a valuation allowance exists, there is no tax impact to the non-GAAP adjustment.
The table below reconciles the non-GAAP financial measure of adjusted gross profit with the most directly comparable GAAP financial measure.

	Year Ended December 31, 2025
In thousands	Device Solutions	Networked Solutions	Outcomes	Resiliency Solutions	Segments Subtotal
Total revenues	$447,081	$1,557,321	$359,743	$3,049	$2,367,194
Total cost of revenues	307,682	948,745	217,464	1,185	1,475,076
Gross profit	139,399	608,576	142,279	1,864	892,118
Gross margin	31.2%	39.1%	39.6%	61.1%	37.7%
Amortization of core-developed technology intangible assets	$—	$—	$625	$453	$1,078
Adjusted gross profit	139,399	608,576	142,904	2,317	893,196
Adjusted gross margin	31.2%	39.1%	39.7%	76.0%	37.7%

	Year Ended December 31, 2024
In thousands	Device Solutions	Networked Solutions	Outcomes	Segments Subtotal
Total revenues	$476,577	$1,650,075	$314,185	$2,440,837
Total cost of revenues	353,113	1,052,295	196,112	1,601,520
Gross profit	123,464	597,780	118,073	839,317
Gross margin	25.9%	36.2%	37.6%	34.4%
Amortization of core-developed technology intangible assets	$—	$—	$—	$—
Adjusted gross profit	123,464	597,780	118,073	839,317
Adjusted gross margin	25.9%	36.2%	37.6%	34.4%

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

Interest Rate Risk
We may be exposed to interest rate risk through variable rate debt instruments, namely the multicurrency revolving line of credit. At December 31, 2025, we had no outstanding variable rate debt.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future if we were to have variable rate debt outstanding.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. Revenues denominated in functional currencies other than the U.S. dollar were 25% of total revenues for the year ended December 31, 2025 compared with 22% for the year ended December 31, 2024 and 24% for the year ended December 31, 2023. These transactions expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro.

We are exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of December 31, 2025, a total of 33 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar, and various other currencies, with notional amounts ranging from $120,000 to $32.5 million.
In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 8:    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the shareholders and the Board of Directors of Itron, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Itron, Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, equity, and cash flows, for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
February 17, 2026

We have served as the Company's auditor since 2016.

ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
In thousands, except per share data	2025	2024	2023
Revenues
Product revenues	$2,008,976	$2,131,379	$1,863,489
Service revenues	358,218	309,458	310,144
Total revenues	2,367,194	2,440,837	2,173,633
Cost of revenues
Product cost of revenues	1,292,329	1,429,942	1,292,170
Service cost of revenues	182,747	171,578	167,555
Total cost of revenues	1,475,076	1,601,520	1,459,725
Gross profit	892,118	839,317	713,908

Operating expenses
Sales, general and administrative	352,965	339,069	312,779
Research and development	207,041	215,034	208,688
Amortization of intangible assets	18,034	17,828	18,918
Restructuring	931	2,679	43,989
Loss on sale of business	79	597	667
Total operating expenses	579,050	575,207	585,041

Operating income	313,068	264,110	128,867
Other income (expense)
Interest income	48,376	34,577	9,314
Interest expense	(22,451)	(15,379)	(8,349)
Other income (expense), net	3,274	1,223	(2,446)
Total other income (expense)	29,199	20,421	(1,481)

Income before income taxes	342,267	284,531	127,386
Income tax provision	(38,932)	(43,407)	(29,068)
Net income	303,335	241,124	98,318
Net income attributable to noncontrolling interests	2,280	2,019	1,395
Net income attributable to Itron, Inc.	$301,055	$239,105	$96,923

Net income per common share - Basic	$6.62	$5.27	$2.13
Net income per common share - Diluted	$6.50	$5.18	$2.11

Weighted average common shares outstanding - Basic	45,492	45,368	45,421
Weighted average common shares outstanding - Diluted	46,323	46,187	45,836
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
In thousands	2025	2024	2023
Net income	$303,335	$241,124	$98,318

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	50,953	(29,913)	15,550
Pension benefit obligation adjustment	2,473	1,172	(2,066)
Total other comprehensive income (loss), net of tax	53,426	(28,741)	13,484

Total comprehensive income, net of tax	356,761	212,383	111,802

Comprehensive income attributable to noncontrolling interests, net of tax	2,280	2,019	1,395

Comprehensive income attributable to Itron, Inc.	$354,481	$210,364	$110,407
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS

In thousands	December 31, 2025	December 31, 2024
ASSETS
Current assets
Cash and cash equivalents	$1,020,397	$1,051,237
Accounts receivable, net	367,794	350,473
Inventories	242,886	270,725
Other current assets	191,241	143,457
Total current assets	1,822,318	1,815,892

Property, plant, and equipment, net	112,193	115,428
Deferred tax assets, net	265,183	310,280
Other long-term assets	63,352	41,827
Operating lease right-of-use assets, net	29,341	28,957
Intangible assets, net	83,337	43,109
Goodwill	1,344,983	1,052,130
Total assets	$3,720,707	$3,407,623

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$156,288	$144,929
Other current liabilities	58,864	61,241
Wages and benefits payable	122,245	137,384
Taxes payable	16,618	19,689
Current portion of debt, net	459,522	—
Current portion of warranty	10,868	14,302
Unearned revenue	187,822	150,720
Total current liabilities	1,012,227	528,265

Long-term debt, net	788,805	1,242,424
Long-term warranty	7,350	7,839
Pension benefit obligation	61,998	59,537
Deferred tax liabilities, net	623	565
Operating lease liabilities	19,623	25,350
Other long-term obligations	91,885	132,215
Total liabilities	1,982,511	1,996,195

Equity
Preferred stock, no par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 150,000 and 75,000 shares authorized, 44,929 and 45,131 shares issued and outstanding	1,661,350	1,689,835
Accumulated other comprehensive loss, net	(56,505)	(109,931)
Retained earnings (accumulated deficit)	111,751	(189,304)
Total Itron, Inc. shareholders' equity	1,716,596	1,390,600
Noncontrolling interests	21,600	20,828
Total equity	1,738,196	1,411,428
Total liabilities and equity	$3,720,707	$3,407,623
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2023	45,186	$1,788,479	$(94,674)	$(525,332)	$1,168,473	$23,083	$1,191,556
Net income				96,923	96,923	1,395	98,318
Other comprehensive income, net of tax			13,484		13,484	—	13,484
Distributions to noncontrolling interests					—	(3,958)	(3,958)
Stock options exercised	18	830			830		830
Restricted stock awards released net of repurchased shares for taxes	242	—			—		—
Issuance of stock-based compensation awards	15	1,065			1,065		1,065
Employee stock purchase plan	51	2,844			2,844		2,844
Stock-based compensation expense		27,292			27,292		27,292
Balances at December 31, 2023	45,512	1,820,510	(81,190)	(428,409)	1,310,911	20,520	1,331,431

Net income				239,105	239,105	2,019	241,124
Other comprehensive income (loss), net of tax			(28,741)		(28,741)	—	(28,741)
Distributions to noncontrolling interests					—	(1,711)	(1,711)
Stock options exercised	89	4,558			4,558		4,558
Restricted stock awards released net of repurchased shares for taxes	446	(4)			(4)		(4)
Issuance of stock-based compensation awards	13	1,343			1,343		1,343
Employee stock purchase plan	43	3,767			3,767		3,767
Stock-based compensation expense		42,531			42,531		42,531
Payment on call spread for convertible offering, net of tax		(82,304)			(82,304)		(82,304)
Stock repurchase program	(972)	(100,000)			(100,000)		(100,000)
Registration fee		(54)			(54)		(54)
Excise tax related to shares repurchased		(512)			(512)		(512)
Balances at December 31, 2024	45,131	1,689,835	(109,931)	(189,304)	1,390,600	20,828	1,411,428

Net income				301,055	301,055	2,280	303,335
Other comprehensive income, net of tax			53,426		53,426	—	53,426
Distributions to noncontrolling interests					—	(1,508)	(1,508)
Stock options exercised	87	3,460			3,460		3,460
Restricted stock awards released net of repurchased shares for taxes	611	(7)			(7)		(7)
Issuance of stock-based compensation awards	8	929			929		929
Employee stock purchase plan	35	3,867			3,867		3,867
Stock-based compensation expense		61,520			61,520		61,520
Stock repurchase program	(943)	(100,000)			(100,000)		(100,000)
Contingent share issuance to affiliate		2,000			2,000		2,000
Excise tax related to shares repurchased		(254)			(254)		(254)
Balances at December 31, 2025	44,929	$1,661,350	$(56,505)	$111,751	$1,716,596	$21,600	$1,738,196

The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
In thousands	2025	2024	2023
Operating activities
Net income	$303,335	$241,124	$98,318
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	49,517	56,277	55,763
Non-cash operating lease expense	11,915	20,597	16,454
Stock-based compensation	62,449	43,874	28,357
Amortization of prepaid debt fees	7,077	5,489	3,664
Deferred taxes, net	64,945	(38,791)	(34,646)
Loss on sale of business	79	597	667
Restructuring, non-cash	(25)	(191)	385
Other adjustments, net	(2,237)	(895)	(169)
Changes in operating assets and liabilities, net of acquisitions and sale of business:
Accounts receivable	(4,215)	(49,138)	(19,494)
Inventories	32,682	5,969	(52,118)
Other current assets	(43,120)	15,165	(42,410)
Other long-term assets	(13,125)	(6,789)	2,317
Accounts payable, other current liabilities, and taxes payable	6,276	(35,388)	(43,657)
Wages and benefits payable	(18,623)	3,784	44,700
Unearned revenue	28,624	29,319	28,329
Warranty	(4,436)	210	(3,778)
Restructuring	(22,427)	(31,011)	29,866
Other operating, net	(52,739)	(22,027)	12,423
Net cash provided by operating activities	405,952	238,175	124,971

Investing activities
Net proceeds (payments) related to the sale of business	278	405	(772)
Acquisitions of property, plant, and equipment	(22,891)	(30,562)	(26,884)
Business acquisitions, net of cash and cash equivalents acquired	(325,044)	(34,105)	—
Other investing, net	(1,995)	850	4,348
Net cash used in investing activities	(349,652)	(63,412)	(23,308)

Financing activities
Proceeds from borrowings	—	805,000	—
Issuance of common stock	7,320	8,321	3,674
Payments on call spread for convertible offering	—	(108,997)	—
Repurchase of common stock	(100,000)	(100,000)	—
Prepaid debt fees	(2,213)	(21,872)	(2,471)
Other financing, net	(2,569)	(2,879)	(4,711)
Net cash provided by (used in) financing activities	(97,462)	579,573	(3,508)

Effect of foreign exchange rate changes on cash and cash equivalents	10,322	(5,148)	1,887
(Decrease) increase in cash and cash equivalents	(30,840)	749,188	100,042
Cash and cash equivalents at beginning of period	1,051,237	302,049	202,007
Cash and cash equivalents at end of period	$1,020,397	$1,051,237	$302,049

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$56,316	$80,172	$54,550
Interest	13,154	1,342	1,832

Non-cash operating, investing and financing activities:
Deferred tax effect of call spread offerings	$—	$26,693	$—
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025

In this Annual Report, the terms "we", "us", "our", "Itron", and the "Company" refer to Itron, Inc.

Note 1:    Summary of Significant Accounting Policies

We were incorporated in the state of Washington in 1977 and are a technology company, offering end-to-end solutions to enhance productivity and efficiency, primarily focused on utilities and municipalities around the globe. We operate under the Itron brand worldwide and manage and report under four reportable segments: Device Solutions, Networked Solutions, Outcomes, and Resiliency Solutions.

Financial Statement Preparation
The consolidated financial statements presented in this Annual Report include the Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income, Consolidated Statements of Equity, and Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023 and the Consolidated Balance Sheets as of December 31, 2025 and 2024 of Itron, Inc. and its subsidiaries, prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

While we have limited direct business exposure in areas with current conflict, such as Ukraine or Iran, military actions globally and any resulting sanctions or tariffs could adversely affect the global economy, as well as further disrupt the supply chain. A major disruption in the global economy and supply chain could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. The extent and duration of military action, sanctions, tariffs, and resulting market and/or supply disruptions are impossible to predict but could be substantial, and our management continues to monitor these events closely.

Basis of Consolidation
We consolidate all entities in which we have a greater than 50% ownership interest or in which we exercise control over the operations. We use the equity method of accounting for entities in which we have a 20% to 50% investment and exercise significant influence. We use the cost method of accounting for entities in which we have a 20% to 50% investment and exercise no significant influence. Entities in which we have less than a 20% investment and where we do not exercise significant influence are accounted for under the fair value method. Intercompany transactions and balances are eliminated upon consolidation.

Noncontrolling Interests
In several of our consolidated international subsidiaries, we have joint venture partners, who are minority shareholders. Although these entities are not wholly owned by Itron, we consolidate them because we have a greater than 50% ownership interest or because we exercise control over the operations. The noncontrolling interest balance is adjusted each period to reflect the allocation of net income (loss) and other comprehensive income (loss) attributable to the noncontrolling interests, as shown in our Consolidated Statements of Operations and our Consolidated Statements of Comprehensive Income, as well as contributions from and distributions to the owners. The noncontrolling interest balance in our Consolidated Balance Sheets represents the proportional share of the equity of the joint venture entities, which is attributable to the minority shareholders.

Cash and Cash Equivalents
We consider all highly liquid instruments with remaining maturities of three months or less at the date of acquisition to be cash equivalents.

Restricted Cash and Cash Equivalents
Cash and cash equivalents that are contractually restricted from operating use are classified as restricted cash and cash equivalents. We had $1.8 million pledged for standby letters of credit as of December 31, 2025 and 2024.

Accounts Receivable, net
Accounts receivable are recognized for invoices issued to customers in accordance with our contractual arrangements. Interest and late payment fees are minimal. Unbilled receivables are recognized when revenues are recognized upon product shipment or service delivery, and there is a contractual right to invoice, although invoicing may occasionally be deferred. We recognize an allowance for credit losses representing our estimate of the expected losses in accounts receivable at the date of the balance sheet based on our historical experience of bad debts, our specific review of outstanding receivables, and our review of current and expected economic conditions. We assume the current conditions as of the balance sheet will not change for the remaining life of the assets. Accounts receivable are written-off against the allowance when we believe an account, or a portion thereof, is no longer collectible.

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

We estimate the preliminary fair value of acquired assets and liabilities as of the date of acquisition based on information available at that time utilizing either a cost or income approach. The determination of fair value is judgmental in nature and involves the use of significant estimates and assumptions. The valuation of these tangible and identifiable intangible assets and liabilities is subject to further management review and may change materially between the preliminary allocation and end of the purchase price allocation period. During the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. Any changes in these estimates may have a material effect on our consolidated operating results or financial position. Upon the conclusion of the measurement period or final determination of the values of assets acquired and liabilities assumed, whichever comes first, any subsequent adjustments are recognized in our Consolidated Statements of Operations.

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

Goodwill and Intangible Assets
Goodwill and intangible assets may result from our business acquisitions. Intangible assets may also result from the purchase of assets and intellectual property in a transaction that does not qualify as a business combination. We use estimates, including estimates of useful lives of intangible assets, the amount and timing of related future cash flows, and fair values of the related operations, in determining the value assigned to goodwill and intangible assets. Our finite-lived intangible assets are amortized over their estimated useful lives based on estimated discounted cash flows, generally three years to 10 years for core-developed technology and customer contracts and relationships. Fully amortized finite-lived intangible assets are evaluated for write-off based on Itron's internal process. The evaluation is completed if they expire, become obsolete, or are determined to have no value to the Company. Finite-lived intangible assets are tested for impairment at the asset group level when events or changes in circumstances indicate the carrying value may not be recoverable. Indefinite-lived intangible assets are tested for impairment annually, when events or changes in circumstances indicate the asset may be impaired, or when their useful lives are determined to be no longer indefinite.

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

Product Revenues and Service Revenues
Product revenues include sales from standard and smart meters, systems or software, and any associated implementation and installation revenue. Service revenues include sales from post-sale maintenance support, consulting, outsourcing, Software-as-a-Service (SaaS), and managed services.

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

Once the contract has been defined, we evaluate whether the promises in the contract should be accounted for as more than one performance obligation. This evaluation requires significant judgment, and the decision to separate the combined or single contract into multiple performance obligations could change the amount of revenue and profit recognized in a given period. Some of our contracts contain a significant service of integrating, customizing or modifying goods or services in the contract, in which case the goods or services would be combined into a single performance obligation. It is common that we may promise to provide multiple distinct goods or services, in which case we separate the contract into more than one performance obligation. If a contract is separated into more than one performance obligation, we allocate the total transaction price to each performance obligation in an amount based on the estimated relative standalone selling prices of the promised goods or services. For goods or services where we have observable standalone sales, the observable standalone sales are used to determine the standalone selling price. Where we do not have observable standalone sales we estimate the standalone selling price using either the adjusted market assessment approach or the expected cost plus a margin approach. Approaches used to estimate the standalone selling price for a good or service will maximize the use of observable inputs and consider several factors, including our pricing practices, costs to provide a good or service, the type of good or service, and availability of other transactional data, among others.

We determine the estimated standalone selling prices of goods or services used in our allocation of arrangement consideration on an annual basis or more frequently if there is a significant change in our business or if we experience significant variances in our transaction prices.

Many of our contracts with customers include variable consideration which can include liquidated damage provisions, rebates and volume discounts. Some of our contracts with customers contain clauses for liquidated damages related to the timing of delivery or milestone accomplishments, which could become material in the event of failure to meet the contractual deadlines. At the inception of the arrangement and on an ongoing basis, we evaluate the probability and magnitude of liquidated damages. We estimate variable consideration using the expected value method, taking into consideration contract terms, historical customer behavior, and historical sales. In the case of liquidated damages, we also take into consideration progress towards meeting contractual milestones, including whether milestones have not been achieved, specified rates, if applicable, stated in the contract, and history of paying liquidated damages to the customer or similar customers. Variable consideration is included in the transaction price if, in our judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur.

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

Cloud services and SaaS arrangements where customers have access to certain of our software within a cloud-based IT environment that we manage, host, and support are offered to customers on a subscription basis. Revenue for the cloud services and SaaS offerings are generally recognized ratably over the contact term commencing with the date the services are made available to the customer.

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

Segments
Operating segments are defined as components of the Company that engage in business activities from which it may earn revenues and incur expenses, and for which separate financial information is available and is regularly reviewed by the Company’s chief operating decision maker (CODM) to assess the performance of the individual segments and make decisions about resources to be allocated to the segments. A reportable segment consists of one or more operating segments. Following the acquisition of Urbint, Inc. (Urbint), we have identified our fourth operating and reportable segment.

Recently Adopted Accounting Standards
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-09, Improvements to Income Tax Disclosures, which amends Income Taxes (Topic 740). The FASB issued this update to improve annual basis income tax disclosures related to (1) rate reconciliation, (2) income taxes paid, and (3) other disclosures related to pretax income (or loss) and income tax expense (or benefit) from continuing operations. The effective date for this amendment is January 1, 2025 with early adoption permitted. We adopted the new standard for the annual reporting period ended December 31, 2025 and applied the new reporting requirements retrospectively so comparative periods have been restated accordingly. See Note 11 Income Taxes in the accompanying notes to the consolidated financial statements for further detail.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in ASU 2025-05 provide a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606 Revenue from Contracts with Customers. The ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. Effective October 1, 2025, we early adopted ASU 2025-05, electing the practical expedient permitting an entity to assume that current conditions as of the balance sheet date remains unchanged over the life of the asset when estimating expected credit losses for current account receivable and current contract assets. The adoption did not have a material impact on our financial statements or related disclosures.

Recent Accounting Standards Not Yet Adopted
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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the internal-use software guidance that is accounting for under Subtopic 350-40. The amendments eliminates the previous stage-based model (preliminary project stage, application development stage, and post-implementation stage) and replaces it with a principles-based approach that better aligns with modern software development practice, including agile and iterative methodologies. Under the new guidance, entities may begin capitalizing internal-use software development costs when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to performed the function intended. The ASC also supersede the separate guidance on website development costs guidance and incorporate it into the internal-use software framework. ASU 2025-06 is effective for us beginning with our interim financial reports for the first quarter of 2028, with early adoption permitted. We intend to early adopt ASU 2025-06 prospectively for our fiscal year beginning January 1, 2026, including interim periods. We do not expect the guidance to have a material impact on our consolidated financial statements or related disclosures.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendment, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. The amendment also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for our interim financial reports for the first quarter of 2028, with early adoption permitted. We are currently evaluating the impact this standard will have on our consolidated financial statements and related disclosures.

Note 2:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Year Ended December 31,
In thousands, except per share data	2025	2024	2023
Net income available to common shareholders	$301,055	$239,105	$96,923

Weighted average common shares outstanding - Basic	45,492	45,368	45,421
Dilutive effect of stock-based awards	823	819	415
Dilutive effect of convertible notes	8	—	—
Weighted average common shares outstanding - Diluted	46,323	46,187	45,836
Net income per common share - Basic	$6.62	$5.27	$2.13
Net income per common share - Diluted	$6.50	$5.18	$2.11

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase our common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise and the future compensation cost associated with the stock award. Approximately 13,000, 17,000, and 0.3 million stock-based awards were excluded from the calculation of diluted EPS for the years ended December 31, 2025, 2024, and 2023 because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Convertible Notes and Share Hedges

2021 Notes, Warrants and Call Option Transactions
For our convertible notes issued in March 2021 (the 2021 Notes), the dilutive effect is calculated using the if-converted method. We are required, pursuant to the indenture governing the notes, to settle the principal amount in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the notes were converted. The average quarterly closing prices of our common stock for the year ended December 31, 2025 were used as the basis for determining the dilutive effect on EPS. For the three months ended September 30, 2025, the quarterly average closing prices for our common stock exceeded the conversion price of $126.00 and, this being the only period in which the average closing price of our common stock exceeded the conversion price, a weighted average of the quarterly results from the dilutive effect of convertible notes is computed and has been reflected in the table above for the year ended December 31, 2025.

In conjunction with the issuance of the 2021 Notes, we sold warrants to purchase 3.7 million shares of Itron common stock. The warrants have a strike price of $180.00 per share. For calculating the dilutive effect of the warrants, we use the treasury stock method. With this method, we assume exercise of the warrants at the beginning of the period, or at time of issuance if later, and the issuance of common stock upon exercise. Proceeds from the exercise of the warrants are assumed to be used to repurchase shares of our stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be exercised with the warrants less the number of shares repurchased, are included in diluted weighted average common shares outstanding. For periods where the warrants strike price of $180.00 per share is greater than the average share price of Itron stock for the period, the warrants would be anti-dilutive. For the year ended December 31, 2025, the quarterly average closing prices of our common stock did not exceed the warrant strike price, and therefore 3.7 million shares were considered anti-dilutive for U.S. GAAP.

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

2024 Notes and Capped Call Transactions
For our convertible notes issued in June 2024 (the 2024 Notes), the dilutive effect is calculated using the if-converted method. We are required, pursuant to the indenture governing our convertible notes, to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the convertible notes were converted. The average quarterly closing prices of our common stock for the year ended December 31, 2025 were used as the basis for determining the dilutive effect on EPS. The quarterly average closing prices for our common stock did not exceed the conversion price of $131.24, and therefore all associated shares were anti-dilutive.

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

Note 3:    Certain Balance Sheet Components

A summary of accounts receivable from contracts with customers is as follows:

Accounts receivable, net
In thousands	December 31, 2025	December 31, 2024
Trade receivables (net of allowance of $1,113 and $417)	$342,491	$295,341
Unbilled receivables	25,303	55,132
Total accounts receivable, net	$367,794	$350,473

Allowance for credit losses account activity	Year Ended December 31,
In thousands	2025	2024	2023
Beginning balance	$417	$738	$4,863
Provision for (release of) doubtful accounts, net	713	(187)	(120)
Accounts written-off, net	(167)	(122)	(4,115)
Effect of change in exchange rates	150	(12)	110
Ending balance	$1,113	$417	$738

Inventories
In thousands	December 31, 2025	December 31, 2024
Raw materials	$184,727	$198,995
Work in process	13,542	16,679
Finished goods	44,617	55,051
Total inventories	$242,886	$270,725

Property, plant, and equipment, net
In thousands	December 31, 2025	December 31, 2024
Machinery and equipment	$310,271	$294,237
Computers and software	123,339	119,818
Buildings, furniture, and improvements	107,254	115,372
Land	9,654	8,513
Construction in progress, including purchased equipment	19,226	22,247
Total cost	569,744	560,187
Accumulated depreciation	(457,551)	(444,759)
Property, plant, and equipment, net	$112,193	$115,428

Depreciation expense	Year Ended December 31,
In thousands	2025	2024	2023
Depreciation expense	$30,405	$38,449	$36,845

Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, were as follows:

	December 31, 2025			December 31, 2024
In thousands	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible Assets
Core-developed technology	$54,168	$(32,993)	$21,175	$48,048	$(36,661)	$11,387
Customer contracts and relationships	359,837	(299,893)	59,944	315,744	(285,441)	30,303
Trademarks and trade names	28,076	(25,858)	2,218	30,793	(29,374)	1,419
Other	—	—	—	11,023	(11,023)	—
Total intangible assets	$442,081	$(358,744)	$83,337	$405,608	$(362,499)	$43,109

On March 1, 2024, we completed the acquisition of 100% of the shares of Elpis2, Inc. (Elpis Squared), a privately held software and services company. The purchase resulted in the addition of intangible assets of $15.0 million including $12.5 million identified core-developed technology and $2.5 million of customer contracts and relationships. The core-developed technology and customer contracts and relationships are amortized over the five-year and three-year useful lives, respectively, using the straight-line method.

On November 3, 2025, we completed the acquisition of 100% of the outstanding equity of Urbint, Inc. (Urbint) a privately held software and services company, based in Florida, serving utilities. The purchase resulted in the addition of intangible assets of $59.0 million including $44.5 million identified customer contracts and relationships, $13.4 million of core-developed technology, and $1.1 million of trademarks and trade names. The customer contracts and relationships, core-developed technology, and trademarks and trade names will be amortized over the ten-year, five-year, and five-year useful lives, respectively, using the straight-line method. Refer to Note 5: Goodwill and Note 18: Business Combinations for additional information.

Estimated future annual amortization is as follows:

Year Ending December 31,	Estimated Annual Amortization
In thousands
2026	$17,755
2027	16,014
2028	10,422
2029	8,317
2030	7,391
Thereafter	23,438
Total intangible assets subject to amortization	$83,337

Amortization Expense	Year Ended December 31,
In thousands	2025	2024	2023
Amortization expense	$19,112	$17,828	$18,918

We recognize all amortization expense within amortization of intangible assets in the Consolidated Statements of Operations, except core-developed technology, which is included in cost of revenues. These expenses relate to intangible assets acquired as part of business combinations.

Note 5:    Goodwill

The following table reflects changes in the carrying amount of goodwill for the years ended December 31, 2025 and 2024:

In thousands	Device Solutions	Networked Solutions	Outcomes	Resiliency Solutions	Total Company

Goodwill balance at January 1, 2024	$—	$911,847	$140,657	$—	$1,052,504
Goodwill acquired (1)	—	—	19,251	—	19,251
Effect of change in exchange rates	—	(17,028)	(2,597)	—	(19,625)
Goodwill balance at December 31, 2024	—	894,819	157,311	—	1,052,130

Goodwill acquired (2)	—	—	—	254,880	254,880
Effect of change in exchange rates	—	32,901	5,015	57	37,973
Goodwill balance at December 31, 2025	$—	$927,720	$162,326	$254,937	$1,344,983

(1) On March 1, 2024, we acquired Elpis Squared. The purchase resulted in the recognition of $19.7 million in goodwill allocated to our Outcomes reportable segment and reporting unit. In the fourth quarter of 2024, a tax adjustment reduced the goodwill acquired related to Elpis Squared to $19.3 million.

(2) On November 3, 2025, we acquired Urbint. The purchase resulted in the recognition of $254.9 million in goodwill allocated to our Resiliency Solutions reportable segment. Refer to Note 4: Intangible Assets and Note 18: Business Combinations for additional information on the transaction.

The accumulated goodwill impairment losses at December 31, 2025 and 2024 were $714.9 million.

We test goodwill for impairment each year as of October 1. Changes in market demand, fluctuations in the markets in which we operate, the volatility and decline in the worldwide equity markets, and a decline in our market capitalization could unfavorably impact the remaining carrying value of our goodwill, which could have a significant effect on our current and future results of operations and financial position. Based on the results of the annual impairment testing for our reporting units performed as of October 1, 2025, no adjustments to the carrying value of goodwill were required. Refer to Note 1: Summary of Significant Accounting Policies for further details regarding the annual goodwill impairment process.

Note 6:    Debt

The components of our borrowings were as follows:

In thousands	December 31, 2025	December 31, 2024
Credit facility
Multicurrency revolving line of credit	$—	$—
2021 Convertible notes	460,000	460,000
2024 Convertible notes	805,000	805,000
Total debt	$1,265,000	$1,265,000

Current portion of debt, gross	$460,000	$—
Less: unamortized prepaid debt fees - current portion of debt	478	—
Current portion of debt, net	$459,522	$—

Long-term debt, gross	$805,000	$1,265,000
Less: unamortized prepaid debt fees - long-term debt	16,195	22,576
Long-term debt, net	$788,805	$1,242,424

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

The 2025 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2025 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries. This included a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2025 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2025 credit facility includes debt covenants, which contained certain financial thresholds and placed certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We are in compliance with the debt covenants under the 2025 credit facility at December 31, 2025.

As of December 31, 2025, there were no outstanding loan balances under the 2025 credit facility, and $43.8 million was utilized by outstanding standby letters of credit, resulting in $706.2 million available for additional borrowings. As of December 31, 2025, $256.2 million was available for additional standby letters of credit under the letter of credit sub-facility, and no amounts were outstanding under the swingline sub-facility.

2018 Credit Facility
The 2018 credit facility, entered on January 5, 2018 (as amended, the 2018 credit facility), originally provided for committed credit facilities in the amount of $1.2 billion. This facility consisted of a multicurrency revolving line of credit (the revolver) with a principal amount of up to $500 million. The revolver also contained a $300 million standby letter of credit sub-facility and a $50 million swingline sub-facility. The $650 million U.S. dollar term loan (the term loan) included in the original facility was fully repaid in August 2021. The 2018 credit facility was fully replaced by the 2025 credit facility.

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

Under the 2018 credit facility, we elected applicable market interest rates for both the term loan and any outstanding revolving loans. We also paid an applicable margin, which is based on our total net leverage ratio as defined in the credit agreement. The applicable rates per annum may be based on either: (1) the LIBOR rate or EURIBOR rate (subject to a floor of 0%), plus an applicable margin, or (2) the Alternate Base Rate, plus an applicable margin. The Alternate Base Rate election is equal to the greatest of three rates: (i) the prime rate, (ii) the Federal Reserve effective rate plus 0.50%, or (iii) one-month LIBOR plus 1.00%. The cessation of LIBOR occurred in June 2023. On November 23, 2022, we amended the 2018 credit facility to replace the LIBOR rate with the Term Secured Overnight Financing Rate (SOFR) as the base interest rate. On February 21, 2023, we entered into a sixth amendment to the 2018 credit facility. This amendment modified debt covenant provisions to allow for the addback of non-recurring cash expenses related to restructuring charges incurred during the quarter ended March 31, 2023. On October 13, 2023, we entered into a seventh amendment to extend the maturity date to October 18, 2026. However, that date could have been advanced to December 14, 2025 if Itron did not settle or extend a sufficient portion of outstanding convertible notes as detailed in the amendment. In addition, the amendment revised the interest cost, as follows:

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

Prior to the close of business on the business day immediately preceding December 15, 2025, the 2021 Notes were convertible at the option of the holders under certain circumstances, but no notes were converted. On or after December 15, 2025, until the close of business on the second scheduled trading day immediately preceding March 15, 2026, holders of the 2021 Notes may convert all or a portion of their notes at any time. Upon conversion, we will pay cash up to the aggregate principal amount to be converted and pay and/or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.

Subsequent to March 20, 2024 and prior to December 15, 2025, we had the option to redeem for cash all or part of the 2021 Notes, if certain stock price hurdles had been met. The hurdles were not met, and none of the Notes were redeemed. Upon the occurrence of a fundamental change (as defined in the indenture governing the convertible notes), subject to a limited exception described in the indenture governing the convertible notes, holders may require us to repurchase all or a portion of their notes for cash at a price equal to plus accrued and unpaid special interest to, but not including, the fundamental change repurchase date (as defined in the indenture governing the convertible notes).

The 2021 Notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future unsubordinated debt and senior in right of payment to any future debt that is expressly subordinated in right of payment to these convertible notes. These convertible notes will be effectively subordinated to any of our existing and future secured debt to the extent of the assets securing such indebtedness. The 2021 Notes will be structurally subordinated to all existing debt and any future debt and any other liabilities of our subsidiaries.

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

Debt Maturities
The amount of required minimum principal payments on our debt in aggregate over the next five years is as follows:

Year Ending December 31,	Minimum Payments
In thousands
2026	$460,000
2027	—
2028	—
2029	—
2030	805,000
Thereafter	—
Total minimum payments on debt	$1,265,000

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

Derivatives Not Designated as Hedging Relationships
We are exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of December 31, 2025, a total of 33 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar, and various other currencies, with notional amounts ranging from $120,000 to $32.5 million.

We will continue to monitor and assess our interest rate and foreign exchange risk and may institute additional derivative instruments to manage such risk in the future.

Note 8:    Defined Benefit Pension Plans

We sponsor both funded and unfunded defined benefit pension plans offering death and disability, retirement, and special termination benefits for certain of our international employees, primarily in Germany, France, India, and Indonesia. The defined benefit obligation is calculated annually by using the projected unit credit method. The measurement date for the pension plans was December 31, 2025.

The following tables set forth the components of the changes in benefit obligations and fair value of plan assets:

	Year Ended December 31,
In thousands	2025	2024
Change in benefit obligation:
Benefit obligation at January 1,	$71,558	$76,270
Service cost	2,765	2,541
Interest cost	2,937	2,710
Actuarial loss	(5,538)	(2,422)
Benefits paid	(3,710)	(3,126)
Foreign currency exchange rate changes	6,585	(4,303)
Settlement	—	(112)
Release for divestiture	99	—
Other	121	—
Benefit obligation at December 31,	$74,817	$71,558

Change in plan assets:
Fair value of plan assets at January 1,	$8,031	$8,840
Actual return on plan assets	(133)	(130)
Company contributions	166	111
Benefits paid	(312)	(256)
Foreign currency exchange rate changes	1,025	(534)
Fair value of plan assets at December 31,	8,777	8,031
Net pension benefit obligation at fair value	$66,040	$63,527

Amounts recognized on the Consolidated Balance Sheets consist of:

	December 31,
In thousands	2025	2024
Assets
Plan assets in other long-term assets	$334	$133
Liabilities
Current portion of pension benefit obligation in wages and benefits payable	$4,376	$4,123
Long-term portion of pension benefit obligation	61,998	59,537
Pension benefit obligation, net	$66,040	$63,527

Amounts recognized in OCI (pre-tax) are as follows:

	Year Ended December 31,
In thousands	2025	2024	2023
Net actuarial (gain) loss	$(5,538)	$(2,422)	$1,568
Settlement	—	3	7
Curtailment	765	585	114
Plan asset (gain) loss	446	423	(369)
Amortization of net actuarial gain (loss)	1,173	(272)	65
Amortization of prior service cost	(132)	(133)	(57)
Other	—	—	918
Other comprehensive (income) loss	$(3,286)	$(1,816)	$2,246

If actuarial gains and losses exceed 10 percent of the greater of plan assets or plan liabilities, we amortize them over the employees' average future service period. The estimated net actuarial gain and prior service cost that will be amortized from AOCI into net periodic benefit cost during 2026 is $0.5 million.

Net periodic pension benefit cost for our plans include the following components:

	Year Ended December 31,
In thousands	2025	2024	2023
Service cost	$2,765	$2,541	$2,450
Interest cost	2,937	2,710	2,861
Expected return on plan assets	(313)	(293)	(355)
Amortization of prior service costs	132	133	57
Amortization of actuarial net (gain) loss	(1,173)	272	(65)
Settlement	—	(3)	(7)
Curtailment	(765)	(585)	(114)
Net periodic benefit cost	$3,583	$4,775	$4,827

The components of net periodic benefit cost, other than the service cost component, are included in total other income (expense) on the Consolidated Statements of Operations.

The significant actuarial weighted average assumptions used in determining the benefit obligations and net periodic benefit cost for our benefit plans are as follows:

	Year Ended December 31,
	2025	2024	2023
Actuarial assumptions used to determine benefit obligations at end of period:
Discount rate	4.42%	4.04%	3.74%
Expected annual rate of compensation increase	4.43%	4.73%	4.41%
Actuarial assumptions used to determine net periodic benefit cost for the period:
Discount rate	4.04%	3.74%	4.14%
Expected rate of return on plan assets	3.63%	3.42%	3.99%
Expected annual rate of compensation increase	4.73%	4.41%	4.26%

We determine a discount rate for our plans based on the estimated duration of each plan's liabilities. For euro denominated defined benefit pension plans, which represent 80% of our projected benefit obligation, we use discount rates with consideration of the duration of each of the plans, using a hypothetical yield curve developed from euro-denominated AA-rated corporate bond issues. These bonds are assigned different weights to adjust their relative influence on the yield curve, and the highest and lowest yielding 10% of bonds are excluded within each maturity group. The discount rates used, depending on the duration of the plans, were between 3.00% and 4.00%.

Our expected rate of return on plan assets is derived from a study of actual historic returns achieved and anticipated future long-term performance of plan assets, specific to plan investment asset category. While the study primarily gives consideration to recent insurers' performance and historical returns, the assumption represents a long-term prospective return.

The total accumulated benefit obligation for our defined benefit pension plans was $66.9 million and $63.5 million at December 31, 2025 and 2024.

The total obligations and fair value of plan assets for plans with projected benefit obligations and accumulated benefit obligations exceeding the fair value of plan assets are as follows:

In thousands	December 31,
	2025	2024
Projected benefit obligation	$74,059	$70,670
Accumulated benefit obligation	66,200	62,944
Fair value of plan assets	7,685	7,010

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

The fair values of our plan investments by asset category are as follows:

	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)
In thousands	December 31, 2025
Insurance funds	$8,777	$—	$8,777
Total fair value of plan assets	$8,777	$—	$8,777

In thousands	December 31, 2024
Insurance funds	$8,031	$—	$8,031
Total fair value of plan assets	$8,031	$—	$8,031

The following tables present a reconciliation of Level 3 assets held during the years ended December 31, 2025 and 2024:

In thousands	Balance at January 1, 2025	Net Realized and Unrealized Gains/(Loss)	Net Purchases, Issuances, Settlements, and Other	Effect of Foreign Currency	Balance at December 31, 2025
Insurance funds	$8,031	$(133)	$(146)	$1,025	$8,777

In thousands	Balance at January 1, 2024	Net Realized and Unrealized Gains/(Loss)	Net Purchases, Issuances, Settlements, and Other	Effect of Foreign Currency	Balance at December 31, 2024
Insurance funds	$8,840	$(130)	$(145)	$(534)	$8,031

As the plan assets and contributions are not significant to our total company assets, no further disclosures are considered material.

Annual benefit payments for the next 10 years, including amounts to be paid from our assets for unfunded plans and reflecting expected future service, as appropriate, are expected to be paid as follows:

Year Ending December 31,	Estimated Annual Benefit Payments
In thousands
2026	$4,874
2027	4,902
2028	5,026
2029	4,907
2030	5,478
2031-2035	30,632

Note 9:    Stock-Based Compensation

We grant stock-based compensation awards, including restricted stock units, phantom stock, and unrestricted stock units, under the Second Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan). Prior to December 31, 2020, stock options were also granted as part of the stock-based compensation awards. In the Stock Incentive Plan, we have 13,991,273 shares of common stock authorized for issuance subject to stock splits, dividends, and other similar events, and at December 31, 2025, 3,808,654 shares were available for grant. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied. These shares are subject to a fungible share provision such that the authorized share available for grant under the Plan is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

We also award phantom stock units, which are settled in cash upon vesting and accounted for as liability-based awards, with no impact to the shares available for grant.

In addition, we maintain the ESPP, for which 441,813 shares of common stock were available for future issuance at December 31, 2025.

ESPP activity and stock-based grants other than restricted stock units were not significant for the years ended December 31, 2025, 2024, and 2023.

Stock-Based Compensation Expense
Total stock-based compensation expense and the related tax benefit were as follows:

	Year Ended December 31,
In thousands	2025	2024	2023
Stock options	$—	$—	$103
Restricted stock units	61,520	42,531	27,189
Unrestricted stock awards	929	1,343	1,065
Phantom stock units	3,925	5,923	5,025
Total stock-based compensation	$66,374	$49,797	$33,382

Related tax benefit	$15,144	$10,802	$6,928

Stock Options
A summary of our stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	In thousands		Years	In thousands
Outstanding, January 1, 2023	381	$60.63	4.8	$1,892
Granted	—	—			$—
Exercised	(18)	45.96		397
Forfeited	—	—
Canceled	—	—
Outstanding, December 31, 2023	363	$61.36	4.0	$5,886
Granted	—	—			$—
Exercised	(89)	51.45		4,450
Forfeited	—	—
Canceled	—	—
Outstanding, December 31, 2024	274	$64.55	3.2	$12,087
Granted	—	—			$—
Exercised	(87)	39.95		6,461
Forfeited	—	—
Canceled	—	—
Outstanding and Exercisable, December 31, 2025	187	$75.89	3.1	$3,188

At December 31, 2025, all stock-based compensation expense related to nonvested stock options has been recognized.

Restricted Stock Units
The following table summarizes restricted stock unit activity:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	In thousands		In thousands
Outstanding, January 1, 2023	528	$66.39
Granted	497	56.89
Released (1)	(242)		$13,974
Forfeited	(32)
Outstanding, December 31, 2023	751	$58.89
Granted	552	76.34
Released (1)	(446)		$38,260
Forfeited	(26)
Outstanding, December 31, 2024	831	$67.71
Granted	608	98.35
Released (1)	(611)	66.17	$61,617
Forfeited	(38)	84.66
Outstanding, December 31, 2025	790	$88.51

Vested but not released, December 31, 2025	17	$92.86	$1,618

(1) Shares released is presented as gross shares and does not reflect shares withheld by us for employee payroll tax obligations.

At December 31, 2025, total unrecognized compensation expense on restricted stock units was $35.6 million, which is expected to be recognized over a weighted average period of approximately 1.6 years.

The weighted average assumptions used to estimate the fair value of performance-based restricted stock units granted with a service and market condition and the resulting weighted average fair value are as follows:

	Year Ended December 31,
	2025	2024	2023
Expected volatility	39.7%	40.3%	46.0%
Risk-free interest rate	3.8%	4.3%	4.6%
Expected term (years)	2.0	2.0	1.9

Weighted average fair value	$105.82	$115.69	$73.41

Phantom Stock Units
The following table summarizes phantom stock unit activity:

	Number of Phantom Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
	In thousands		In thousands
Outstanding, January 1, 2023	85	$66.46
Granted	77	56.52
Released	(43)		$2,511
Forfeited	(4)
Outstanding, December 31, 2023	115	$58.58
Granted	57	77.38
Released	(63)		$5,420
Forfeited	(18)
Outstanding, December 31, 2024	91	$68.63
Granted	41	98.56
Released	(61)	67.16	$6,201
Forfeited	(7)	77.72
Outstanding, December 31, 2025	64	$88.36

At December 31, 2025, total unrecognized compensation expense on phantom stock units was $3.5 million, which is expected to be recognized over a weighted average period of approximately 1.6 years. As of December 31, 2025 and 2024, we have recognized a phantom stock liability of $2.5 million and $4.8 million within wages and benefits payable in the Consolidated Balance Sheets.
Note 10:    Defined Contribution Plans

In the United States and certain other countries, we make contributions to defined contribution plans. For our U.S. employee savings plan, which represents a majority of our contribution expense, we provide a 75% match on the first 6% of the employee salary deferral, subject to statutory limitations. For our international defined contribution plans, we provide various levels of contributions, based on salary, subject to stipulated or statutory limitations. The expense for our defined contribution plans was as follows:

	Year Ended December 31,
In thousands	2025	2024	2023
Defined contribution plans expense	$20,735	$20,683	$16,958

Note 11:    Income Taxes

A sweeping legislative package formally titled "An act to provide for reconciliation pursuant to title II of H. Con. Res. 14" (the "Act"), and commonly referred to as the One Big Beautiful Bill Act, was signed into law on July 4, 2025. The legislation includes numerous changes to existing tax law that are retroactive to the beginning of 2025, including provisions for the current deductibility of certain property additions and deductibility of current and previously capitalized domestic research and development costs. In our U.S. tax provision, we've elected to deduct 100% of all eligible property additions, and to accelerate all previously capitalized domestic research costs in 2025. These impacts have been incorporated into our provision for income taxes and cash tax forecasts. Additionally, multiple changes are effective beginning in 2026 and we are continuing to evaluate the impacts they will have on our subsequent consolidated financial statements and related disclosures.

The Organization for Economic Cooperation and Development (OECD) guidance under the Base Erosion and Profit Shifting (BEPS) initiative aims to minimize perceived tax abuses and modernize global tax policy, including the implementation of a global minimum effective tax rate of 15%. In December 2022, the Council of the European Union adopted OECD Pillar 2 for implementation by European Union member states by December 31, 2023. The resulting legislation in most countries where Itron has significant operations took effect for calendar year 2024. The OECD released further guidance on January 6, 2026, which included new and revised safe harbor rules, including a new permanent safe harbor, and the framework for a "side-by-side" agreement that would exempt US-based multinational companies from all top-up taxes, other than qualified domestic top-up taxes imposed on subsidiaries in their countries of residence. Enactment through legislation will be required in order for this additional guidance to be effective and is expected to only be effective for years after 2025. These enactments or amendments could adversely affect our tax rate and ultimately result in a negative impact on our operating results and cash flows. Consistent with calculations for calendar year 2024, the Company anticipates it will meet the safe harbors in most jurisdictions in 2025, and any remaining top-up tax should be immaterial.

The following table summarizes the provision (benefit) for U.S. federal, state, and foreign taxes on income from continuing operations:

	Year Ended December 31,
In thousands	2025	2024	2023
Current:
Federal	$(38,833)	$65,461	$43,101
State and local	3,967	13,427	12,039
Foreign	8,853	3,310	8,573
Total current	(26,013)	82,198	63,713

Deferred:
Federal	61,686	(28,541)	(29,717)
State and local	8,098	(5,475)	(6,471)
Foreign	(10,052)	(3,178)	1,071
Total deferred	59,732	(37,194)	(35,117)

Change in valuation allowance	5,213	(1,597)	472
Total provision (benefit) for income taxes	$38,932	$43,407	$29,068

The change in the valuation allowance does not include the impacts of currency translation adjustments, or acquisitions.

We adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures on a retrospective basis beginning with the year ended December 31, 2025. The following table reconciles the U.S. federal statutory tax amount and rate to our actual global effective amount and rate pursuant to ASU 2023-09 for the current and comparative periods ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
In thousands	2025		2024		2023
Income before income taxes
Domestic	$315,629		$230,120		$88,258
Foreign	26,638		54,411		39,128
Total income before income taxes	$342,267		$284,531		$127,386

	Amount	Percent	Amount	Percent	Amount	Percent
Expected federal income tax provision	$71,876	21.0%	$59,751	21.0%	$26,751	21.0%
State and local income taxes, net of federal income tax effect(1)	14,734	4.3	5,904	2.1	2,874	2.3
Foreign tax effects
Luxembourg
Local statutory tax deductible adjustments	(10,019)	(2.9)	(18,034)	(6.3)	—	—
Effect of changes in tax laws or rates enacted in the current period	—	—	13,999	4.9	—	—
Changes in valuation allowances	2,214	0.6	783	0.3	(4,584)	(3.6)
Nondeductible interest	8,442	2.5	811	0.3	—	—
Other	879	0.3	(100)	0.0	1,137	0.9
France
Changes in valuation allowances	4,184	1.2	(689)	(0.2)	6,761	5.3
Nondeductible interest	616	0.2	1,809	0.6	1,571	1.2
Other	232	0.1	(343)	(0.1)	(386)	(0.3)
Other	2,999	0.9	755	0.3	1,648	1.3
Effect of cross-border tax laws	(76)	0.0	125	0.0	340	0.3
Tax credits
Research and development tax credits	(9,631)	(2.8)	(12,532)	(4.4)	(11,374)	(8.9)
Other	—	—	(1,197)	(0.4)	—	—
Changes in valuation allowances	(1,521)	(0.4)	—	—	(56)	0.0
Nontaxable or nondeductible items
Share-based payment awards	(6,286)	(1.8)	(3,322)	(1.2)	928	0.7
Executive compensation	8,209	2.4	3,824	1.3	1,086	0.9
Nontaxable interest income	(8,442)	(2.5)	(811)	(0.3)	—	—
Other	1,489	0.4	1,056	0.4	306	0.2
Changes in unrecognized tax benefits	(42,233)	(12.3)	(9,046)	(3.2)	3,137	2.5
Other	1,266	0.4	664	0.2	(1,071)	(0.8)
Total provision from income taxes	$38,932	11.4%	$43,407	15.3%	$29,068	22.8%

(1)State taxes in New Jersey, Minnesota, New York, and Colorado made up the majority (greater than 50 percent) of the tax effect in this category in 2025. State taxes in Illinois, Maine, Maryland, and Minnesota made up the majority of the tax effect in this category in 2024. State taxes in Illinois, Michigan, Minnesota, and New York made up the majority of the tax effect in this category in 2023.

Deferred tax assets and liabilities consist of the following:

	December 31,
In thousands	2025	2024
Deferred tax assets
Loss carryforwards(1)	$511,724	$397,686
Tax credits(2)	33,692	24,485
Accrued expenses	21,376	28,960
Pension plan benefits expense	9,085	9,596
Warranty reserves	7,147	7,754
Depreciation and amortization	33,555	58,199
Equity compensation	18,728	12,619
Inventory valuation	2,039	1,762
Deferred revenue	18,198	14,850
Interest	18,431	30,304
Leases	4,351	5,013
Capitalized research costs	70,967	151,418
Other deferred tax assets, net	1,482	756
Total deferred tax assets	750,775	743,402
Valuation allowance	(473,906)	(420,655)
Total deferred tax assets, net of valuation allowance	276,869	322,747

Deferred tax liabilities
Depreciation and amortization	(4,947)	(7,282)
Leases	(3,251)	(2,977)
Other deferred tax liabilities, net	(4,111)	(2,773)
Total deferred tax liabilities	(12,309)	(13,032)
Net deferred tax assets	$264,560	$309,715

(1)For tax return purposes at December 31, 2025, we had U.S. federal loss carryforwards of $275.0 million. A majority of the balance can be carried forward indefinitely. At December 31, 2025, we have net operating loss carryforwards in Luxembourg of $1.5 billion, the majority of which can be carried forward indefinitely, offset by a full valuation allowance. The remaining portion of the loss carryforwards are composed primarily of losses in various other state and foreign jurisdictions. The majority of these losses can be carried forward indefinitely. At December 31, 2025, there was a valuation allowance of $473.9 million primarily associated with foreign loss carryforwards.
(2)For tax return purposes at December 31, 2025, we had: U.S. general business credits of $10.3 million, which begin to expire in 2040; and state tax credits of $45.0 million, which begin to expire in 2026.

Changes in the valuation allowance for deferred tax assets are summarized as follows:

	Year Ended December 31,
In thousands	2025	2024	2023
Balance at beginning of period	$420,655	$445,170	$427,423
Other adjustments	48,038	(22,918)	17,275
Additions charged to costs and expenses	5,213	(1,597)	472
Balance at end of period, noncurrent	$473,906	$420,655	$445,170

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

We do not provide U.S. deferred taxes on temporary differences related to our foreign investments that are considered permanent in duration. Foreign taxes have been provided on these undistributed foreign earnings and any repatriation of these earnings would not result in additional U.S. federal income tax.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits were as follows:

	December 31,
In thousands	2025	2024	2023
Unrecognized tax benefits at beginning of the year	$106,132	$130,067	$130,144
Gross increase to positions in prior years	969	630	1,182
Gross decrease to positions in prior years	(9,696)	(4,320)	(8,666)
Gross increases to current period tax positions	3,082	4,868	10,967
Gross decreases to current period tax positions	(389)	(1,056)	—
Audit settlements	(105)	(19,727)	(3,234)
Decrease related to lapsing of statute of limitations	(33,004)	(2,752)	(2,000)
Effect of change in exchange rates	1,937	(1,578)	1,674
Unrecognized tax benefits at end of the year	$68,926	$106,132	$130,067

	December 31,
In thousands	2025	2024	2023
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	$68,913	$106,122	$129,591

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

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense recognized were as follows:

	Year Ended December 31,
In thousands	2025	2024	2023
Net interest and penalties expense (benefit)	$(2,773)	$(3,449)	$1,821

Accrued interest and penalties recognized were as follows:

	December 31,
In thousands	2025	2024
Accrued interest	$3,909	$6,418
Accrued penalties	137	293

At December 31, 2025, we are under examination by certain tax authorities. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or cash flows.

We file income tax returns in various jurisdictions. We are subject to income tax examination by tax authorities in our major tax jurisdictions as follows:

Tax Jurisdiction	Years Subject to Audit
U.S. federal	Subsequent to 2021
France	Subsequent to 2022
Germany	Subsequent to 2018
United Kingdom	Subsequent to 2020
Indonesia	Subsequent to 2017
Italy	Subsequent to 2019

While the above years are subject to audit based on the local jurisdiction's statute of limitations, tax attributes carrying over into the above years may also be adjusted upon audit.

Income taxes paid, net of refunds received, consisted of the following:

	Year Ended December 31,
In thousands	2025	2024	2023
Federal	$29,000	$42,224	$28,440
State and local	8,595	9,250	17,519
Foreign
United Kingdom	4,858	*	*
India	3,288	*	*
Germany	*	12,753	*
Indonesia	*	4,342	*
All other foreign	10,575	11,603	8,591
Income taxes paid, net of refunds	$56,316	$80,172	$54,550
*These jurisdictions did not exceed the 5% threshold for disclosure in this year.

Note 12:    Commitments and Contingencies

Guarantees and Indemnifications
We are often required to obtain standby letters of credit (LOCs) or bonds in support of our obligations for customer contracts. These standby LOCs or bonds typically provide a guarantee to the customer for our future performance, which typically covers the installation phase of a contract and may, on occasion, cover the operations and maintenance phase of outsourcing contracts.

Our available lines of credit, outstanding standby LOCs, and bonds were as follows:

	December 31,
In thousands	2025	2024
Credit facility
Multicurrency revolving line of credit	$750,000	$500,000
Standby LOCs issued and outstanding	(43,824)	(46,013)
Net available for additional borrowings under the multicurrency revolving line of credit	$706,176	$453,987

Net available for additional standby LOCs under sub-facility	$256,176	$253,987

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$98,128	$87,230
Standby LOCs issued and outstanding	(25,815)	(19,541)
Short-term borrowings	—	—
Net available for additional borrowings and LOCs	$72,313	$67,689

Unsecured surety bonds in force	$522,098	$363,097

In the event any such standby LOC or bond were called, we would be obligated to reimburse the issuer of the standby LOC or bond. As of February 17, 2026, we are not aware of any valid claims against our outstanding standby LOCs or bonds.

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

Warranty
A summary of the warranty accrual account activity is as follows:

	Year Ended December 31,
In thousands	2025	2024	2023
Beginning balance	$22,141	$22,164	$25,698
New product warranties	4,443	6,132	6,665
Other adjustments and expirations, net	1,894	1,975	710
Claims activity	(10,782)	(7,894)	(11,187)
Effect of change in exchange rates	522	(236)	278
Ending balance	18,218	22,141	22,164
Less: current portion of warranty	10,868	14,302	14,663
Long-term warranty	$7,350	$7,839	$7,501

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to insurance and supplier recoveries, other changes and adjustments to warranties, and customer claims.

Warranty expense was as follows:

	Year Ended December 31,
In thousands	2025	2024	2023
Total warranty expense	$6,337	$8,107	$7,375

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

Plan costs were as follows:

	Year Ended December 31,
In thousands	2025	2024	2023
Plan costs	$46,735	$39,042	$36,326

IBNR accrual, which is included in wages and benefits payable, was as follows:

	December 31,
In thousands	2025	2024
IBNR accrual	$3,983	$3,658

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

The total expected restructuring costs, the restructuring costs recognized, and the remaining expected restructuring costs related to the 2023 Projects were as follows:

In thousands	Total Expected Costs at December 31, 2025	Costs Recognized in Prior Periods	Adjustments Recognized During the Year Ended December 31, 2025	Expected Remaining Costs to be Recognized at December 31, 2025
Employee severance costs	$40,222	$42,078	$(1,856)	$—
Asset impairments & net loss (gain) on sale or disposal	1,124	1,149	(25)	—
Other restructuring costs	10,319	6,947	2,812	560
Total	$51,665	$50,174	$931	$560

The following table summarizes the activity within the restructuring related balance sheet accounts for the 2023 Projects during the year ended December 31, 2025:

In thousands	Accrued Employee Severance	Asset Impairments & Net Loss (Gain) on Sale or Disposal	Other Accrued Costs	Total
Beginning balance, January 1, 2025	$38,115	$—	$3,216	$41,331
Costs charged to expense	(1,856)	(25)	2,812	931
Cash payments	(24,212)	—	(2,154)	(26,366)
Cash receipts	—	26	—	26
Net assets disposed and impaired	—	(1)	—	(1)
Effect of change in exchange rates	2,939	—	100	3,039
Ending balance, December 31, 2025	$14,986	$—	$3,974	$18,960

Asset impairments are determined at the asset group level. Revenues and net operating income from the activities we have exited or will exit under the restructuring projects are not material to our reportable segments or consolidated results.

Certain of Itron's employees are represented by unions or works councils, which require consultation, and potential restructuring projects may be subject to regulatory approval, both of which could impact the timing of planned savings in certain jurisdictions.

Other restructuring costs include expenses for employee relocation, professional fees associated with employee severance, costs to exit the facilities once the operations in those facilities have ceased, and other costs associated with the liquidation of any affected legal entities. Costs associated with restructuring activities are generally presented in the Consolidated Statements of Operations as restructuring, except for certain costs associated with inventory write-downs, which are classified within cost of revenues, and accelerated depreciation expense, which is recognized according to the use of the asset. Restructuring expense is recognized within the Corporate unallocated segment and does not impact the results of our reportable segments.

The current portions of restructuring liabilities were $15.0 million and $24.3 million as of December 31, 2025 and 2024 and are classified within other current liabilities on the Consolidated Balance Sheets. The long-term portions of restructuring liabilities were $4.0 million and $17.0 million as of December 31, 2025 and 2024. The long-term portions of restructuring liabilities are classified within other long-term obligations on the Consolidated Balance Sheets and include severance accruals and facility exit costs.

Note 14:    Shareholders' Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock would be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at December 31, 2025 or 2024.

Stock Repurchase Programs
Effective November 10, 2025, Itron's Board of Directors authorized a repurchase up to $250 million of our common stock over an 18-month period (the 2025 Stock Repurchase Program). Repurchases will be made in the open market and pursuant to the terms of any Rule 10b5-1 plans that Itron may enter into, and in accordance with applicable securities laws. The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. We repurchased no shares under the 2025 Stock Repurchase Program.

Effective September 19, 2024, Itron's Board of Directors authorized a repurchase up to $100 million of our common stock over an 18-month period (the 2024 Stock Repurchase Program). The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. From November 3 through November 6, 2025, Itron repurchased 942,577 shares of its common stock for a total of $100 million, fully utilizing the authorized capacity under the 2024 Stock Repurchase Program.

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

Warrant Transactions
In addition, concurrently with entering into the 2021 call option transactions, we separately entered into privately-negotiated warrant transactions (the warrant transactions), whereby we sold to the counterparties warrants to acquire, collectively, subject to anti-dilution adjustments, 3.7 million shares of our common stock at an initial strike price of $180.00 per share, which represents a premium of 100% over the public offering price in the common stock issuance. We received aggregate proceeds of $45.3 million from the warrant transactions with the counterparties, with such proceeds partially offsetting the costs of entering into the convertible note hedge transactions. The warrants begin to expire in June 2026. If the market value per share of our common stock, as measured under the warrant transactions, exceeds the strike price of the warrants, the warrants will have a dilutive effect on our earnings per share, unless we elect, subject to certain conditions, to settle the warrants in cash. The warrants meet the criteria in ASC 815-40 to be classified within Stockholders' Equity, and therefore the warrants are not revalued after issuance.

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

Accumulated Other Comprehensive Income (Loss)
The changes in the components of AOCI, net of tax, were as follows:

In thousands	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Benefit Obligation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2023	$(83,193)	$(210)	$(14,380)	$3,109	$(94,674)
OCI before reclassifications	15,550	—	—	(1,947)	13,603
Amounts reclassified from AOCI	—	—	—	(119)	(119)
Total other comprehensive income (loss)	15,550	—	—	(2,066)	13,484
Balances at December 31, 2023	(67,643)	(210)	(14,380)	1,043	(81,190)
OCI before reclassifications	(29,913)	—	—	1,290	(28,623)
Amounts reclassified from AOCI	—	—	—	(118)	(118)
Total other comprehensive income (loss)	(29,913)	—	—	1,172	(28,741)
Balances at December 31, 2024	(97,556)	(210)	(14,380)	2,215	(109,931)
OCI before reclassifications	50,953	—	—	3,832	54,785
Amounts reclassified from AOCI	—	—	—	(1,359)	(1,359)
Total other comprehensive income (loss)	50,953	—	—	2,473	53,426
Balances at December 31, 2025	$(46,603)	$(210)	$(14,380)	$4,688	$(56,505)

The before-tax, income tax (provision) benefit, and net-of-tax amounts related to each component of OCI were as follows:

	Year Ended December 31,
In thousands	2025	2024	2023
Before-tax amount
Foreign currency translation adjustment	$51,188	$(30,238)	$15,622
Net unrealized gain (loss) on defined benefit plans	5,092	1,999	(2,117)
Net defined benefit plan (gain) loss reclassified to net income (loss)	(1,806)	(183)	(129)
Total other comprehensive income (loss), before tax	54,474	(28,422)	13,376

Tax (provision) benefit
Foreign currency translation adjustment	(235)	325	(72)
Net unrealized gain (loss) on defined benefit plans	(1,260)	(709)	170
Net defined benefit plan (gain) loss reclassified to net income (loss)	447	65	10
Total other comprehensive income (loss) tax (provision) benefit	(1,048)	(319)	108

Net-of-tax amount
Foreign currency translation adjustment	50,953	(29,913)	15,550
Net unrealized gain (loss) on defined benefit plans	3,832	1,290	(1,947)
Net defined benefit plan (gain) loss reclassified to net income (loss)	(1,359)	(118)	(119)
Total other comprehensive income (loss), net of tax	$53,426	$(28,741)	$13,484

Note 15:    Fair Value of Financial Instruments

The fair values at December 31, 2025 and 2024 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	December 31, 2025		December 31, 2024
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit facility
Multicurrency revolving line of credit	$—	$—	$—	$—
Convertible notes	1,248,327	1,277,442	1,242,424	1,330,670

The following methods and assumptions were used in estimating fair values:
Cash and cash equivalents: Due to the liquid nature of these instruments, the carrying amount approximates fair value (Level 1).

Credit facility - multicurrency revolving line of credit (revolver): The revolver is not traded publicly. The fair values, which are determined based upon a hypothetical market participant, are calculated using a discounted cash flow model with Level 2 inputs, including estimates of incremental borrowing rates for debt with similar terms, maturities, and credit profiles. Refer to Note 6: Debt for further discussion of our debt.
Convertible notes: The convertible notes are not listed on any securities exchange but may be actively traded. The fair value is estimated using Level 1 inputs, as it is based on quoted prices for these instruments in active markets.
Note 16:    Segment Information

We operate under the Itron brand worldwide and manage and report under four reportable segments: Device Solutions, Networked Solutions, Outcomes, and Resiliency Solutions. Resiliency Solutions is a new reportable segment starting in the fourth quarter of 2025. We define these segments based on the structure in which internally reported financial information is regularly provided to the chief operating decision maker (CODM) to analyze financial performance, make strategic decisions, and allocate resources. The Company's CODM is the chief executive officer.

Segment Products

Device Solutions – This segment primarily includes hardware products used for measurement, control, or sensing. Examples from the Device Solutions portfolio include: standard endpoints that are shipped without Itron communications, such as our standard electricity, gas, and water meters for a variety of global markets and adhering to regulations and standards within those markets, as well as our heat and allocation products; communicating meters designed to operate outside of Itron end-to-end solutions and designed to meet market requirements; and the implementation and installation of associated devices.

Networked Solutions – This segment primarily includes a combination of communicating endpoints (e.g., smart meters, modules, endpoints, and sensors), network infrastructure, network design services, and associated headend management and application software designed and sold as a complete solution for acquiring and transporting robust application-specific data. Networked Solutions includes products, software and services for the implementation, installation, and management of communicating endpoints and data networks. The Industrial Internet of Things (IIoT) solutions supported by this segment include automated meter reading (AMR) and advanced metering infrastructure (AMI) for electricity, water, and gas; distributed energy resource management (DERMs); grid edge devices; distribution automation communications; smart lighting; and smart city sensors and applications. Our IIoT platform allows utility and smart city applications to be run and managed on a flexible, secure, and interoperable multi-purpose network.

Outcomes – This segment primarily includes our value-added, enhanced software and services in which we utilize distributed compute to manage, organize, analyze, and interpret raw, anonymized data using artificial intelligence, machine learning, statistical modeling, and other analytics. This delivers new value for utilities, municipalities, and cities through improving decision making, maximizing operational profitability, engaging consumers, ensuring safety, enhancing resource efficiency, and improving grid resiliency and reliability. Outcomes supports high-value use cases, such as data management, grid planning and operations, AMI operations, gas distribution safety, non-revenue water reduction, revenue assurance, distributed energy resources (DER) management, energy forecasting, consumer engagement, and smart payment. Utilities leverage these outcomes to unlock the capabilities of their networks and devices, improve the productivity of their workforce, increase the reliability of their operations, manage and optimize the proliferation of DERs, address grid complexity, and enhance the customer experience. Revenue from these offerings are primarily recurring in nature and would include any direct management of Device Solutions, Networked Solutions, and other third-parties' products on behalf of our end customers.

Resiliency Solutions – This segment primarily includes software and services focused on worker safety, emergency preparedness and response, and damage prevention for critical infrastructure providers and their supporting contractors. These solutions are enhanced through the use of artificial intelligence-based models to predict events to aid in compliance, incident remedy, and prevention.

Intersegment revenues are minimal. Certain operating expenses are allocated to the reportable segments based upon internally established allocation methodologies. Corporate operating expenses, interest income, interest expense, other income (expense), and the income tax provision (benefit) are neither allocated to the segments, nor are they included in the measure of segment performance. These amounts are not included in the significant segment expense amounts below. Goodwill impairment charges are recognized in Corporate unallocated. No asset information for reportable segments is provided to the CODM. We do not manage the performance of the segments on a balance sheet basis. Other income (expense) primarily includes interest income, interest expense, and amortization of prepaid debt fees.

The CODM assesses the segments' performance primarily by using each segment's adjusted operating income, predominantly in the annual budget and periodic forecasting processes. The CODM considers budget-to-actual and forecast-to-actual variances for these measures when making decisions about the allocation of operating and capital resources to each segment, including evaluating pricing strategy. Prior to the fourth quarter of 2025, the CODM used gross margin as the primary segment performance metric. Starting in the fourth quarter of 2025, the CODM believes adjusted segment operating income provides a more complete metric for allocating resources and assessing segment performance in line with our recent business acquisition and exclusion of amortization of core-developed technology. Previously reported segment information has been recast for comparability.

Information about our reportable segments and Corporate unallocated and the reconciliation to income before income taxes was as follows:

	Year Ended December 31, 2025
In thousands	Device Solutions	Networked Solutions	Outcomes	Resiliency Solutions	Total
Product revenues	$444,598	$1,442,243	$122,135	$—	$2,008,976
Service revenues	2,483	115,078	237,608	3,049	358,218
Total revenues	447,081	1,557,321	359,743	3,049	2,367,194
Adjusted cost of revenues (1)	307,682	948,745	216,839	732

Adjusted sales, general and administrative	13,283	27,929	16,921	1,000
Adjusted research and development	17,399	108,247	48,991	1,426

Adjusted segment operating income (loss)	108,717	472,400	76,992	(109)	658,000

Reconciliation of adjusted segment operating income (loss)
Amortization of core-developed technology intangible assets					(1,078)
Corporate unallocated expenses					(343,854)
Total other income (expense)					29,199
Consolidated income before income taxes					$342,267
(1)Excludes amortization of core-developed technology intangible assets.

	Year Ended December 31, 2024
In thousands	Device Solutions	Networked Solutions	Outcomes	Total
Product revenues	$473,329	$1,546,278	$111,772	$2,131,379
Service revenues	3,248	103,797	202,413	309,458
Total revenues	476,577	1,650,075	314,185	2,440,837
Adjusted cost of revenues (1)	353,113	1,052,295	196,112

Adjusted sales, general and administrative	13,627	27,676	15,826
Adjusted research and development	16,315	113,442	50,517

Adjusted segment operating income (loss)	93,522	456,662	51,730	601,914

Reconciliation of adjusted segment operating income (loss)
Amortization of core-developed technology intangible assets				—
Corporate unallocated expenses				(337,804)
Total other income (expense)				20,421
Consolidated income before income taxes				$284,531
(1)Excludes amortization of core-developed technology intangible assets.

	Year Ended December 31, 2023
In thousands	Device Solutions	Networked Solutions	Outcomes	Total
Product revenues	$452,718	$1,331,546	$79,225	$1,863,489
Service revenues	3,008	118,745	188,391	310,144
Total revenues	455,726	1,450,291	267,616	2,173,633
Adjusted cost of revenues (1)	349,809	950,566	159,350

Adjusted sales, general and administrative	13,846	26,055	14,428
Adjusted research and development	26,381	104,749	43,492

Adjusted segment operating income (loss)	65,690	368,921	50,346	484,957

Reconciliation of adjusted segment operating income (loss)
Amortization of core-developed technology intangible assets				—
Corporate unallocated expenses				(356,090)
Total other income (expense)				(1,481)
Consolidated income before income taxes				$127,386
(1)Excludes amortization of core-developed technology intangible assets.

	Three Months Ended September 30, 2025
In thousands	Device Solutions	Networked Solutions	Outcomes	Total
Product revenues	$103,097	$365,378	$25,848	$494,323
Service revenues	525	28,324	58,453	87,302
Total revenues	103,622	393,702	84,301	581,625
Adjusted cost of revenues (1)	71,615	238,941	51,524

Adjusted sales, general and administrative	2,900	6,695	3,707
Adjusted research and development	4,232	26,186	12,264

Adjusted segment operating income (loss)	24,875	121,880	16,806	163,561

Reconciliation of adjusted segment operating income (loss)
Amortization of core-developed technology intangible assets				—
Corporate unallocated expenses				(81,778)
Total other income (expense)				8,918
Consolidated income before income taxes				$90,701
(1)Excludes amortization of core-developed technology intangible assets.

	Three Months Ended June 30, 2025
In thousands	Device Solutions	Networked Solutions	Outcomes	Total
Product revenues	$111,939	$379,481	$25,764	$517,184
Service revenues	821	29,453	59,303	89,577
Total revenues	112,760	408,934	85,067	606,761
Adjusted cost of revenues (1)	79,169	251,691	52,283

Adjusted sales, general and administrative	3,628	7,477	4,636
Adjusted research and development	4,509	28,767	12,461

Adjusted segment operating income (loss)	25,454	120,999	15,687	162,140

Reconciliation of adjusted segment operating income (loss)
Amortization of core-developed technology intangible assets				—
Corporate unallocated expenses				(85,727)
Total other income (expense)				7,069
Consolidated income before income taxes				$83,482
(1)Excludes amortization of core-developed technology intangible assets.

	Three Months Ended March 31, 2025
In thousands	Device Solutions	Networked Solutions	Outcomes	Total
Product revenues	$125,387	$374,522	$23,232	$523,141
Service revenues	484	28,210	55,316	84,010
Total revenues	125,871	402,732	78,548	607,151
Adjusted cost of revenues (1)	88,118	254,018	47,796

Adjusted sales, general and administrative	3,328	6,680	4,077
Adjusted research and development	3,954	25,925	12,345

Adjusted segment operating income (loss)	30,471	116,109	14,330	160,910

Reconciliation of adjusted segment operating income (loss)
Amortization of core-developed technology intangible assets				—
Corporate unallocated expenses				(84,697)
Total other income (expense)				6,066
Consolidated income before income taxes				$82,279
(1)Excludes amortization of core-developed technology intangible assets.

For all periods presented, no single customer represented more than 10% of total company revenue.

Revenues by region were as follows:

	Year Ended December 31,
In thousands	2025	2024	2023
United States and Canada	$1,927,475	$2,007,045	$1,733,680
Europe, Middle East, and Africa	318,510	338,997	340,854
Asia Pacific	121,209	94,795	99,099
Total Company	$2,367,194	$2,440,837	$2,173,633
Property, plant, and equipment, net, by geographic area were as follows:

	December 31,
In thousands	2025	2024
United States	$69,322	$73,878
Outside United States	42,871	41,550
Total Company	$112,193	$115,428

Depreciation expense and amortization expense recognized in cost of revenues is allocated to the reportable segments based upon each segment's use of the assets. All amortization expense recognized in operating expenses is recognized within Corporate unallocated. Depreciation and amortization of intangible assets expense associated with our reportable segments and Corporate unallocated was as follows:

	Year Ended December 31,
In thousands	2025	2024	2023
Device Solutions	$8,994	$12,145	$12,348
Networked Solutions	13,876	16,545	16,314
Outcomes	5,817	6,372	5,433
Resiliency Solutions	476	—	—
Corporate unallocated	20,354	21,215	21,668
Total Company	$49,517	$56,277	$55,763

Note 17: Revenues

A summary of significant net changes in the contract assets and the contract liabilities balances during the period is as follows:

In thousands	Contract liabilities, less contract assets
Beginning balance, January 1, 2025	$127,557
Changes due to business combination	14,555
Revenues recognized from beginning contract liability	(73,437)
Cumulative catch-up adjustments	(2,027)
Increases due to amounts collected or due	349,435
Revenues recognized from current period increases	(266,087)
Other	1,354
Ending balance, December 31, 2025	$151,350

On January 1, 2025, total contract assets were $65.4 million and total contract liabilities were $193.0 million. On December 31, 2025, total contract assets were $83.7 million, including $17.2 million in long-term contract assets, and total contract liabilities were $235.1 million. The contract assets primarily relate to contracts that include a retention clause and allocations related to contracts with multiple performance obligations. The contract liabilities primarily relate to deferred revenue, such as extended warranty and maintenance agreements. The cumulative catch-up adjustments relate to contract modifications, measure-of-progress changes, and changes in the estimate of the transaction price. Refer to Note 18: Business Combinations for additional information.

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

Total transaction price allocated to remaining performance obligations related to contracts is approximately $1.1 billion for the next 12 months and approximately $1.0 billion for periods longer than 12 months. The total remaining performance obligations consist of product and service components. The service component relates primarily to maintenance agreements for which customers pay a full year's maintenance in advance, and service revenues are generally recognized over the service period. Total transaction price allocated to remaining performance obligations also includes our extended warranty contracts, for which revenue is recognized over the extended warranty period, and hardware, which is recognized as units are delivered. The estimate of when remaining performance obligations will be recognized requires significant judgment.

Cost to obtain a contract and cost to fulfill a contract with a customer
Cost to obtain a contract and costs to fulfill a contract were capitalized and amortized using a systematic rational approach to align with the transfer of control of underlying contracts with customers. While amounts were capitalized, they are not material.

Disaggregation of revenue
Refer to Note 16: Segment Information and the Consolidated Statements of Operations for disclosure regarding the disaggregation of revenue into categories, which depict how revenue and cash flows are affected by economic factors. Specifically, our reportable segments and geographical regions as disclosed, and categories for products, which include hardware and software and services, are presented.

Note 18:    Business Combinations

Urbint, Inc.
On November 3, 2025, we completed the acquisition of 100% of the outstanding equity of Urbint, a privately held software and services company, based in Florida, serving utilities. The acquisition provides value to Itron through the leverage of Urbint's artificial intelligence (AI)-powered operational resilience solutions to enhance our offerings to our customers. Upon acquisition, Urbint became a wholly owned subsidiary of Itron and operates within the Resiliency Solutions segment.

The preliminary purchase price allocated to acquired assets and liabilities was $330.7 million, which was funded through cash on hand. The purchase price is subject to further adjustment based on final working capital and other closing considerations to be determined following the transaction's close.

The following table reflects our preliminary allocation of the purchase price:

	Fair Value	Weighted Average Useful Life
	(in thousands)	(in years)
Current Assets	$12,334
Other long-term assets	20,737

Identifiable intangible assets
Core-developed technology	13,400	5
Customer contracts and relationships	44,500	10
Trademark and trade names	1,100	5
Total identified intangible assets subject to amortization	59,000	9

Goodwill	254,880
Other current liabilities	(10,296)
Long-term liabilities	(5,955)
Total net assets acquired	$330,700

The fair value of the acquired accounts receivable of $6.0 million approximates the carrying value due to the short-term nature of the expected timeframe to collect the amounts due and the contractual cash flows expected to be collected related to these receivables.

The fair values for the identified trademarks and core-developed technology intangible assets were estimated using the relief from royalty method, which values the assets by estimating the savings achieved by ownership of trademark or technology when compared with the cost of licensing it from an independent owner.

The fair value of customer contracts and relationships were estimated using the income approach. Under the income approach, the fair value reflects the present value of the projected cash flows that are expected to be generated.

Deferred revenue of $14.6 million was recognized under ASC 606 in accordance with ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers; therefore, a reduction in deferred revenues related to the estimated fair values of the acquired deferred revenues was not required.

Goodwill of $254.9 million arising from the acquisition consists largely of the synergies expected from combining the operations of Itron and Urbint, as well as certain intangible assets that do not qualify for separate recognition. All the goodwill balance was assigned to the Resiliency Solutions reporting segment. Refer to Note 5: Goodwill. None of the goodwill balance will be deducted for income tax purposes.

The acquired assets and assumed liabilities of Urbint are included on our Consolidated Balance Sheets as of December 31, 2025, and the results of its operations are reported on our Consolidated Statements of Operations and Comprehensive Income for the period from November 3, 2025 to December 31, 2025. We concluded the acquisition of Urbint was not material, and, as such, pro forma financial information was not required.

The allocation of the purchase price to acquired assets and liabilities assumed is preliminary. The areas that remain provisional primarily relate to (i) the assessment of deferred revenue, (ii) income taxes, (iii) accrued liabilities, and (iv) the finalization of net working capital, which will be settled during the first quarter of 2026 and may impact the total purchase consideration.

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

The purchase price for this acquisition was $34.1 million. The purchase price was allocated to assets acquired and liabilities assumed, primarily $15.0 million in finite-lived intangible assets and $19.3 million in goodwill. Since this was a stock acquisition, none of the goodwill is deductible for tax purposes. The purchase was funded through cash on hand. Refer to Note 4: Intangible Assets and Note 5: Goodwill for additional information.

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

The components of operating lease expense are as follows:

In thousands	Year Ended December 31,
	2025	2024
Operating lease cost	$13,699	$22,563
Variable lease cost	3,493	3,640
Total operating lease cost	$17,192	$26,203

Supplemental cash flow information related to operating leases is as follows:

In thousands	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$18,353	$18,741
Right-of-use assets obtained in exchange for operating lease liabilities	10,501	9,351

Supplemental balance sheet information related to operating leases is as follows:

In thousands	December 31, 2025	December 31, 2024
Operating lease right-of-use assets, net	$29,341	$28,957

Other current liabilities	15,828	14,584
Operating lease liabilities	19,623	25,350
Total operating lease liability	$35,451	$39,934
Weighted average remaining lease term - Operating leases	3.8 years	3.8 years
Weighted average discount rate - Operating leases	4.6%	4.6%

Amounts due under operating lease liabilities as of December 31, 2025 are as follows:

In thousands	December 31, 2025
2026	$16,818
2027	8,031
2028	4,694
2029	3,013
2030	1,646
Thereafter	4,237
Total lease payments	38,439
Less: imputed interest	(2,988)
Total operating lease liability	$35,451

Note 20: Subsequent Events

Locusview, Ltd.
On November 14, 2025, we entered into a Share Purchase Agreement (the Agreement) to acquire 100% of the outstanding equity of Locusview, Ltd. and subsidiaries (collectively, Locusview) a privately held utility-focused software and services company that is based in the United States and Israel. The acquisition provides value to Itron through the leverage of Locusview's digital construction management solutions to enhance Itron's Resiliency Solutions offerings to its customers. The acquisition closed on January 5, 2026. The preliminary purchase price for the acquisition was $525 million, with adjustment for final working capital and other closing considerations to be determined following the transaction's close. The purchase was funded through cash on hand. Due to the timing of the closing of the acquisition, the valuation of assets acquired and liabilities assumed is in process and will be reported in our quarterly report on Form 10-Q as of March 31, 2026.

Item 9:    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
There were no disagreements with our independent accountants on accounting and financial disclosure matters within the three year period ended December 31, 2025, or in any period subsequent to such date, through the date of this report.

Item 9A:    Controls and Procedures

Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2025, the Company's disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Based on our evaluation under the 2013 Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
On November 3, 2025, we completed the acquisition of Urbint, Inc. (Urbint). For further discussion of the Urbint acquisition, refer to Item 8: Financial Statements and Supplementary Data, Note 18: Business Combinations. The Securities and Exchange Commission permits companies to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition, and our management has elected to exclude Urbint from our assessment as of December 31, 2025. We concluded the acquisition of Urbint was not material and, as such, pro forma financial information was not required.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report that is included in this Annual Report.

Changes in internal controls over financial reporting

There have been no changes in our internal control over financial reporting during the three months ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of Itron, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Itron, Inc. and subsidiaries (the "Company") as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2025, of the Company and our report dated February 17, 2026, expressed an unqualified opinion on those financial statements.

As described in the Report of Management on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Itron Resiliency Solutions, Inc (formerly Urbint, Inc), which was acquired on November 3, 2025, and whose financial statements constitute less than 1 percent of total assets as of December 31, 2025 after excluding goodwill and intangible assets acquired, and 1 percent of total revenues for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at Itron Resiliency Solutions, Inc.

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

/s/ Deloitte & Touche LLP

Seattle, Washington
February 17, 2026

Item 9B:    Other Information

(a)    None.
(b)    Insider Trading Arrangements - None.

Item 9C:    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III
Item 10:    Directors, Executive Officers and Corporate Governance
The section entitled "Proposal 1 – Election of Directors" appearing in our Proxy Statement for the Annual Meeting of Shareholders to be held on May 7, 2026 (the 2026 Proxy Statement) sets forth certain information with regard to our directors as required by Item 401 of Regulation S-K and is incorporated herein by reference.

Certain information with respect to persons who are or may be deemed to be executive officers of Itron, Inc. as required by Item 401 of Regulation S-K is set forth under the caption "Information about our Executive Officers" in Part I of this Annual Report.

The section entitled "Corporate Governance" appearing in the 2026 Proxy Statement sets forth certain information with respect to the Registrant's code of conduct and policies related to ethical standards as required by Item 406 of Regulation S-K and is incorporated herein by reference. Our code of conduct and policies related to ethical standards can be accessed on our website, at www.itron.com, by selecting "Investor Relations", "Sustainability & Governance", and then "Policies and Guidelines".

There were no material changes to the procedures by which security holders may recommend nominees to Itron's Board of Directors during 2026, as set forth by Item 407(c)(3) of Regulation S-K.

The section entitled "Corporate Governance" appearing in the 2026 Proxy Statement sets forth certain information regarding the Audit/Finance Committee, including the members of the Committee and the Audit/Finance Committee financial experts, as set forth by Item 407(d)(4) and (d)(5) of Regulation S-K and is incorporated herein by reference.

Item 11:    Executive Compensation
The sections entitled "Compensation of Directors" and "Executive Compensation" appearing in the 2026 Proxy Statement set forth certain information with respect to the compensation of directors and management of Itron as required by Item 402 of Regulation S-K and are incorporated herein by reference.

The section entitled "Corporate Governance" appearing in the 2026 Proxy Statement sets forth certain information regarding members of the Compensation Committee required by Item 407(e)(4) of Regulation S-K and is incorporated herein by reference.

The section entitled "Compensation Committee Report" appearing in the 2026 Proxy Statement sets forth certain information required by Item 407(e)(5) of Regulation S-K and is incorporated herein by reference.

Item 12:    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The section entitled "Equity Compensation Plan Information" appearing in the 2026 Proxy Statement sets forth certain information required by Item 201(d) of Regulation S-K and is incorporated herein by reference.

The section entitled "Security Ownership of Certain Beneficial Owners and Management" appearing in the 2026 Proxy Statement sets forth certain information with respect to the ownership of our common stock as required by Item 403 of Regulation S-K and is incorporated herein by reference.

Item 13:    Certain Relationships and Related Transactions, and Director Independence
The section entitled "Corporate Governance" appearing in the 2026 Proxy Statement sets forth certain information required by Item 404 of Regulation S-K and is incorporated herein by reference.

The section entitled "Corporate Governance" appearing in the 2026 Proxy Statement sets forth certain information with respect to director independence as required by Item 407(a) of Regulation S-K and is incorporated herein by reference.

Item 14:    Principal Accountant Fees and Services
The section entitled "Independent Registered Public Accounting Firm's Audit Fees and Services" appearing in the 2026 Proxy Statement sets forth certain information with respect to the principal accounting fees and services and the Audit/Finance Committee's policy on pre-approval of audit and permissible non-audit services performed by our independent auditors as required by Item 9(e) of Schedule 14A and is incorporated herein by reference.

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

(a) (3) Exhibits:

Exhibit Number	Description of Exhibits
2.1	Share Purchase Agreement, dated November 14, 2025, by and among Itron Resource Solutions Israel Ltd, Itron, Inc. and Locusview Ltd., (filed with this report)

3.1	Amended and Restated Articles of Incorporation of Itron, Inc. (Filed as Exhibit 3.1 to Itron, Inc.'s Current Report on Form 8-K, filed on May 9, 2025)

3.2	Amended and Restated Bylaws of Itron, Inc. (Filed as Exhibit 3.2 to Itron, Inc.'s Current Report on Form 8-K, filed on February 28, 2022)

4.1	Security Agreement dated August 5, 2011 among Itron, Inc. and Wells Fargo Bank, National Association (Filed as Exhibit 4.2 to Form 8-K filed on August 8, 2011)

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

4.21
Third Amended and Restated Credit Agreement dated September 25, 2025 among Itron, Inc. and a syndicate of banks led by Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A., and BNP Paribas (Filed as Exhibit 4.1 to Itron, Inc.'s Current Report on Form 8-K, filed on September 29, 2025)

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
10.5
Cooperation Agreement by and among Itron, Inc., Coppersmith Capital Management LLC, Scopia Management, Inc. and certain of their specified affiliates, Jerome J. Lande and Peter Mainz, dated as of December 9, 2015. (Filed as Exhibit 10.1 to Itron, Inc.'s Current Report on Form 8-K, filed on December 11, 2015)

10.6
Amendment to Cooperation Agreement by and among Itron, Inc., Coppersmith Capital Management LLC, Scopia Management, Inc. and certain of their specified affiliates, Jerome J. Lande and Peter Mainz. (Filed as Exhibit 10.2 to Itron, Inc.'s Quarterly Report on Form 10-Q, filed on November 3, 2016)

10.7
First Amendment to Cooperation Agreement, dated November 1, 2017, by and among Itron, Inc., Scopia Management, Inc. and certain of their specified affiliates, Jerome J. Lande and certain other individuals. (Filed as Exhibit 10.1 to Itron, Inc.'s Current Report on Form 8-K, filed on November 2, 2017)

10.8*	Employment Agreement between Itron, Inc. and Thomas L. Deitrich, dated July 16, 2019. (Filed as Exhibit 10.1 to Itron, Inc.'s Current Report on Form 8-K, filed on July 22, 2019)

10.9*
Form of RSU Award Notice and Agreement for all Participants for use in connection with Itron, Inc.'s Second Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.36 to Itron. Inc.'s Annual Report on Form 10-K, filed on February 24, 2021)

10.10*	Amended and Restated 2012 Employee Stock Purchase Plan. (Filed as Appendix A to Itron, Inc.'s Proxy Statement for the 2023 Annual Meeting of Shareholders, filed on March 21, 2023)

10.11*	Executive Officer Severance Pay Policy (filed with this report)

10.12*	Itron, Inc. Executive Deferred Compensation Plan (Filed as Exhibit 10.32 to Itron, Inc's Annual Report on Form 10-K, filed on February 26, 2024)

10.13*	Third Amended and Restated 2010 Stock Incentive Plan. (Filed as Exhibit 10.4 to Itron, Inc's Quarterly Report on Form 10-Q, filed on August 1, 2024)

10.14*	Third Amendment to the Executive Deferred Compensation Plan. (Filed as Exhibit 10.5 to Itron, Inc's Quarterly Report on Form 10-Q, filed on August 1, 2024)

10.15*	2024 Itron Incentive Plan (Filed as Exhibit 10.18 to Itron, Inc's Annual Report on Form 10-K, filed on February 25, 2025)

10.16*	2025 Itron Incentive Plan (filed with this report)

10.17*
Form of Long-Term Performance RSU Award Notice and Agreement for U.S Participants for use in connection with Itron, Inc.'s Second Amended and Restated 2010 Stock Incentive Plan (filed with this report)

10.18*	Form of Long-Term Performance RSU Award Notice and Agreement for U.S Participants for use in connection with Itron, Inc.'s Third Amended and Restated 2010 Stock Incentive Plan (filed with this report)

10.19*	Form of RSU Award Notice and Agreement for all Participants for use in connection with Itron, Inc.'s Third Amended and Restated 2010 Stock Incentive Plan (filed with this report)

19.1	Insider Trading Policy (filed with this report)

21.1	Subsidiaries of Itron, Inc. (filed with this report)

23.1	Consent of Deloitte & Touche LLP Independent Registered Public Accounting Firm. (filed with this report)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed with this report)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed with this report)

Exhibit Number	Description of Exhibits
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (furnished with this report)

97.1	Incentive Compensation Recovery (Clawback) Policy (Filed as Exhibit 97.1 to Itron, Inc's Annual Report on Form 10-K, filed on February 26, 2024)

101
The following financial information from Itron, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of February, 2026.

ITRON, INC.

By:	/s/ JOAN S. HOOPER
Joan S. Hooper
Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of February, 2026.

Signatures	Title

/s/ THOMAS L. DEITRICH
Thomas L. Deitrich	President and Chief Executive Officer (Principal Executive Officer), Director

/s/ JOAN S. HOOPER
Joan S. Hooper	Senior Vice President and Chief Financial Officer

/s/ DAVID M. WRIGHT
David M. Wright	Vice President, Corporate Controller and Chief Accounting Officer

/s/ SCOTT DRURY
Scott Drury	Director

/s/ FRANK M. JAEHNERT
Frank M. Jaehnert	Director

/s/ JEROME J. LANDE
Jerome J. Lande	Director

/s/ TIMOTHY M. LEYDEN
Timothy M. Leyden	Director

/s/ SANJAY MIRCHANDANI
Sanjay Mirchandani	Director

/s/ SANTIAGO PEREZ
Santiago Perez	Director

/s/ SHERI SAVAGE
Sheri Savage	Director

/s/ DIANA D. TREMBLAY
Diana D. Tremblay	Chair of the Board