Form 10-Q
period 2026-03-31
ITRON, INC.
filed 2026-04-28
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 24, 2026, there were outstanding 44,339,347 shares of the registrant's common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1:    Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
In thousands, except per share data	2026	2025
Revenues
Product revenues	$477,801	$523,141
Service revenues	109,181	84,010
Total revenues	586,982	607,151
Cost of revenues
Product cost of revenues	300,209	346,442
Service cost of revenues	50,454	43,490
Total cost of revenues	350,663	389,932
Gross profit	236,319	217,219

Operating expenses
Sales, general and administrative	105,357	86,911
Research and development	54,999	50,090
Amortization of intangible assets	8,172	4,479
Restructuring	214	(553)
Loss on sale of business	—	79
Total operating expenses	168,742	141,006

Operating income	67,577	76,213
Other income (expense)
Interest income	5,660	11,710
Interest expense	(5,809)	(5,593)
Other income (expense), net	(233)	(51)
Total other income (expense)	(382)	6,066

Income before income taxes	67,195	82,279
Income tax provision	(13,609)	(16,929)
Net income	53,586	65,350
Net income (loss) attributable to noncontrolling interests	127	(124)
Net income attributable to Itron, Inc.	$53,459	$65,474

Net income per common share - Basic	$1.20	$1.44
Net income per common share - Diluted	$1.18	$1.42

Weighted average common shares outstanding - Basic	44,734	45,338
Weighted average common shares outstanding - Diluted	45,470	46,172
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
In thousands	2026	2025
Net income	$53,586	$65,350

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(12,718)	13,598
Pension benefit obligation adjustment	(108)	(50)
Total other comprehensive income (loss), net of tax	(12,826)	13,548

Total comprehensive income, net of tax	40,760	78,898

Comprehensive income (loss) attributable to noncontrolling interests, net of tax	127	(124)
Comprehensive income attributable to Itron, Inc.	$40,633	$79,022
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

In thousands	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$712,850	$1,020,397
Accounts receivable, net	393,170	367,794
Inventories	239,892	242,886
Other current assets	178,769	191,241
Total current assets	1,524,681	1,822,318

Property, plant, and equipment, net	122,226	112,193
Deferred tax assets, net	257,627	265,183
Other long-term assets	64,928	63,352
Operating lease right-of-use assets, net	36,601	29,341
Intangible assets, net	277,138	83,337
Goodwill	1,695,003	1,344,983
Total assets	$3,978,204	$3,720,707

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$172,924	$156,288
Other current liabilities	50,932	58,864
Wages and benefits payable	91,652	122,245
Taxes payable	22,173	16,618
Current portion of debt, net	—	459,522
Current portion of warranty	12,969	10,868
Unearned revenue	222,972	187,822
Total current liabilities	573,622	1,012,227

Long-term debt, net	1,573,835	788,805
Long-term warranty	7,342	7,350
Pension benefit obligation	60,163	61,998
Deferred tax liabilities, net	9,618	623
Operating lease liabilities	28,278	19,623
Other long-term obligations	96,398	91,885
Total liabilities	2,349,256	1,982,511

Equity
Preferred stock, no par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 150,000 shares authorized, 44,322 and 44,929 shares issued and outstanding	1,511,342	1,661,350
Accumulated other comprehensive loss, net	(69,331)	(56,505)
Retained earnings	165,210	111,751
Total Itron, Inc. shareholders' equity	1,607,221	1,716,596
Noncontrolling interests	21,727	21,600
Total equity	1,628,948	1,738,196
Total liabilities and equity	$3,978,204	$3,720,707
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2026	44,929	$1,661,350	$(56,505)	$111,751	$1,716,596	$21,600	$1,738,196
Net income				53,459	53,459	127	53,586
Other comprehensive income (loss), net of tax			(12,826)		(12,826)		(12,826)
Net stock issued and repurchased	443	677			677		677
Stock-based compensation expense		20,070			20,070		20,070
Stock repurchased	(1,050)	(100,000)			(100,000)		(100,000)
Payments on call spread for convertible offering, net of tax		(70,373)			(70,373)		(70,373)
Excise tax related to shares repurchased		(382)			(382)		(382)
Balances at March 31, 2026	44,322	$1,511,342	$(69,331)	$165,210	$1,607,221	$21,727	$1,628,948

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2025	45,131	$1,689,835	$(109,931)	$(189,304)	$1,390,600	$20,828	$1,411,428
Net income (loss)				65,474	65,474	(124)	65,350
Other comprehensive income, net of tax			13,548		13,548		13,548
Net stock issued and repurchased	441	2,195			2,195		2,195
Stock-based compensation expense		16,558			16,558		16,558
Balances at March 31, 2025	45,572	$1,708,588	$(96,383)	$(123,830)	$1,488,375	$20,704	$1,509,079
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
In thousands	2026	2025
Operating activities
Net income	$53,586	$65,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	18,536	12,068
Non-cash operating lease expense	3,309	2,923
Stock-based compensation	20,070	16,558
Amortization of prepaid debt fees	1,849	1,781
Deferred taxes, net	3,470	(5,461)
Loss on sale of business	—	79
Restructuring, non-cash	462	(25)
Other adjustments, net	175	(338)
Changes in operating assets and liabilities, net of acquisition and sale of business:
Accounts receivable	(17,623)	6,414
Inventories	2,364	(10,099)
Other current assets	11,699	(5,959)
Other long-term assets	(2,419)	(1,087)
Accounts payable, other current liabilities, and taxes payable	8,309	10,529
Wages and benefits payable	(33,472)	(48,692)
Unearned revenue	18,041	39,113
Warranty	2,076	241
Restructuring	(4,190)	(8,328)
Other operating, net	(741)	(2,950)
Net cash provided by operating activities	85,501	72,117

Investing activities
Acquisitions of property, plant, and equipment	(6,527)	(4,639)
Business acquisitions, net of cash and cash equivalents acquired	(515,055)	—
Other investing, net	10	5
Net cash used in investing activities	(521,572)	(4,634)

Financing activities
Proceeds from borrowings	805,000	—
Payments on debt	(460,000)	—
Issuance of common stock	677	2,195
Payments on call spread for convertible offering	(92,817)	—
Repurchase of common stock	(100,000)	—
Prepaid debt fees	(21,166)	(175)
Other financing, net	(274)	(259)
Net cash provided by financing activities	131,420	1,761

Effect of foreign exchange rate changes on cash and cash equivalents	(2,896)	2,786
Increase (decrease) in cash and cash equivalents	(307,547)	72,030
Cash and cash equivalents at beginning of period	1,020,397	1,051,237
Cash and cash equivalents at end of period	$712,850	$1,123,267

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$3,296	$34,663
Interest	5,959	6,608

Non-cash operating, investing and financing activities:
Deferred tax effect of call spread offering	$22,444	$—
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms "we", "us", "our", "Itron", and the "Company" refer to Itron, Inc. and its subsidiaries.

Note 1:    Summary of Significant Accounting Policies

Financial Statement Preparation
The consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025, Consolidated Statements of Equity for the three months ended March 31, 2026 and 2025, the Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, and the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the full year or for any other period.

Certain information and notes normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been partially or completely omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC) regarding interim results. These consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2025 filed with the SEC in our Annual Report on Form 10-K on February 17, 2026 (2025 Annual Report). There have been no significant changes in financial statement preparation or significant accounting policies since December 31, 2025.

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

Recently Adopted Accounting Standards
In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The new guidance clarifies the accounting for modifications to conversion features when evaluating whether a transaction should be accounted for as an induced conversion or extinguishment of convertible debt. The ASU is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. We will utilize this guidance for any future induced conversions or extinguishments of our convertible notes. At this time, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the internal-use software guidance that is accounted for under Subtopic 350-40. The amendments eliminate the previous stage-based model (preliminary project stage, application development stage, and post-implementation stage) and replaces it with a principles-based approach that better aligns with modern software development practice, including agile and iterative methodologies. Under the new guidance, entities may begin capitalizing internal-use software development costs when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The Accounting Standards Codification (ASC) also supersedes the separate guidance on website development costs guidance and incorporate it into the internal-use software framework. Effective January 1, 2026, we early adopted ASU 2025-06 on a prospective basis for our fiscal year beginning January 1, 2026, including interim periods. We do not expect the guidance to have a material impact on our consolidated financial statements or related disclosures.

Recent Accounting Standards Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The new guidance is intended to enhance transparency and disclosures by requiring public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The FASB further clarified the effective date in January 2025 with the issuance of ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU is effective for our Annual Report on Form 10-K as of December 31, 2027, and for interim reporting periods beginning in the first quarter of 2028, with early adoption permitted. We are in the process of evaluating the impact that the adoption of this ASU will have on our consolidated financial statements and related disclosures.

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

Note 2:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended March 31,
In thousands, except per share data	2026	2025
Net income available to common shareholders	$53,459	$65,474

Weighted average common shares outstanding - Basic	44,734	45,338
Dilutive effect of stock-based awards	736	834
Dilutive effect of convertible notes	—	—
Weighted average common shares outstanding - Diluted	45,470	46,172
Net income per common share - Basic	$1.20	$1.44
Net income per common share - Diluted	$1.18	$1.42

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase our common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise and the future compensation cost associated with the stock award. Approximately 120,000 and 16,000 stock-based awards were excluded from the calculation of diluted EPS for the three months ended March 31, 2026 and 2025 because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Convertible Notes and Share Hedges

2021 Notes, Warrants and Call Option Transactions
In conjunction with the issuance of our 2021 Notes, which were fully repaid on March 16, 2026, we sold warrants to purchase 3.7 million shares of Itron common stock. The warrants have a strike price of $180.00 per share. For calculating the dilutive effect of the warrants, we use the treasury stock method. With this method, we assume exercise of the warrants at the beginning of the period, or at time of issuance if later, and the issuance of common stock upon exercise. Proceeds from the exercise of the warrants are assumed to be used to repurchase shares of our stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be exercised with the warrants less the number of shares repurchased, are included in diluted weighted average common shares outstanding. For periods where the warrants strike price of $180.00 per share is greater than the average share price of Itron stock for the period, the warrants would be anti-dilutive. For the three months ended March 31, 2026, the quarterly average closing prices of our common stock did not exceed the warrant strike price, and therefore 3.7 million shares were considered anti-dilutive for GAAP. The warrants will fully expire in October 2026.

2024 Notes and Capped Call Transactions
For our convertible notes issued in June 2024 (the 2024 Notes), the dilutive effect is calculated using the if-converted method. We are required, pursuant to the indenture governing our convertible notes, to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the convertible notes were converted. The average closing prices of our common stock for the quarter ended March 31, 2026 were used as the basis for determining the dilutive effect on EPS. The quarterly average closing prices for our common stock did not exceed the conversion price of $131.24, and therefore all associated shares were anti-dilutive.

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

2026 Notes and Capped Call Transactions
For our convertible notes issued in February 2026 (the 2026 Notes), the dilutive effect is calculated using the if-converted method. We are required, pursuant to the indenture governing our convertible notes, to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the convertible notes were converted. The average closing prices of our common stock for the quarter ended March 31, 2026 were used as the basis for determining the dilutive effect on EPS. The quarterly average closing prices for our common stock did not exceed the conversion price of $123.77, and therefore all associated shares were anti-dilutive.

In connection with the issuance of the 2026 Notes, we entered into privately negotiated capped call transactions (the 2026 capped call transactions) on our common stock with certain commercial banks. The 2026 capped call transactions cover, subject to anti-dilution adjustments substantially similar to those in the 2026 Notes, approximately 6.5 million shares of our common stock, the same number of shares initially underlying the convertible notes, at a strike price of approximately $123.77, subject to customary adjustments. The cap price of the 2026 capped call transactions will initially be $190.42 per share, which represents a premium of 100% over the last reported stock price per share of the Company's common stock on February 23, 2026, and is subject to certain adjustments under the terms of the 2026 capped call transactions. The 2026 capped call transactions will expire upon the maturity of the 2026 Notes, subject to earlier exercise or termination. Exercise of the 2026 capped call transactions would reduce the number of shares of our common stock outstanding and therefore would be anti-dilutive.

Note 3:    Certain Balance Sheet Components

A summary of accounts receivable from contracts with customers is as follows:

Accounts receivable, net
In thousands	March 31, 2026	December 31, 2025
Trade receivables (net of allowance of $1,157 and $1,113)	$362,785	$342,491
Unbilled receivables	30,385	25,303
Total accounts receivable, net	$393,170	$367,794

Allowance for credit losses account activity	Three Months Ended March 31,
In thousands	2026	2025
Beginning balance	$1,113	$417
Provision for doubtful accounts, net	112	1,200
Accounts recovered (written-off), net	(29)	13
Effect of change in exchange rates	(39)	7
Ending balance	$1,157	$1,637

Inventories
In thousands	March 31, 2026	December 31, 2025
Raw materials	$184,087	$184,727
Work in process	11,711	13,542
Finished goods	44,094	44,617
Total inventories	$239,892	$242,886

Property, plant, and equipment, net
In thousands	March 31, 2026	December 31, 2025
Machinery and equipment	$312,479	$310,271
Computers and software	118,010	123,339
Buildings, furniture, and improvements	104,892	107,254
Land	9,584	9,654
Construction in progress, including purchased equipment	18,062	19,226
Total cost	563,027	569,744
Accumulated depreciation	(440,801)	(457,551)
Property, plant, and equipment, net	$122,226	$112,193

Depreciation expense	Three Months Ended March 31,
In thousands	2026	2025
Depreciation expense	$7,869	$7,589

Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, were as follows:

	March 31, 2026			December 31, 2025
In thousands	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Intangible Assets
Core-developed technology	$79,620	$(35,548)	$44,072	$54,168	$(32,993)	$21,175
Customer contracts and relationships	535,699	(304,737)	230,962	359,837	(299,893)	59,944
Trademarks and trade names	28,074	(25,970)	2,104	28,076	(25,858)	2,218
Total intangible assets	$643,393	$(366,255)	$277,138	$442,081	$(358,744)	$83,337

On January 5, 2026, we completed the acquisition of 100% of the outstanding equity of Locusview, Ltd. and subsidiaries (collectively, Locusview) a privately held utility-focused software and services company that is based in the United States and Israel. The purchase resulted in the addition of intangible assets of $204.5 million including $179.0 million identified customer contracts and relationships and $25.5 million of core-developed technology. The customer contracts and relationships and core-developed technology will be amortized over the ten-year and five-year useful lives, respectively, using the straight-line method. Refer to Note 5: Goodwill and Note 16: Business Combinations for additional information.

Estimated future annual amortization is as follows:

Year Ending December 31,	Estimated Annual Amortization
In thousands
2026 (amount remaining at March 31, 2026)	$31,457
2027	38,623
2028	33,031
2029	30,926
2030	30,001
Thereafter	113,100
Total intangible assets subject to amortization	$277,138

Amortization Expense	Three Months Ended March 31,
In thousands	2026	2025
Amortization Expense	$10,667	$4,479

We recognize all amortization expense within amortization of intangible assets in the Consolidated Statements of Operations, except core-developed technology, which is included in cost of revenues. These expenses relate to intangible assets acquired as part of business combinations.

Note 5:    Goodwill

The following table reflects changes in the carrying amount of goodwill for the three months ended March 31, 2026:

In thousands	Device Solutions	Networked Solutions	Outcomes	Resiliency Solutions	Total Company
Goodwill balance at January 1, 2026	$—	$927,720	$162,326	$254,937	$1,344,983
Goodwill acquired (1)	—	—	—	357,040	357,040
Effect of change in exchange rates	—	(6,066)	(925)	(29)	(7,020)
Goodwill balance at March 31, 2026	$—	$921,654	$161,401	$611,948	$1,695,003

(1) On January 5, 2026, we acquired Locusview, Ltd. The purchase resulted in the recognition of $357.0 million in goodwill allocated to our Resiliency Solutions reportable segment. Refer to Note 4: Intangible Assets and Note 16: Business Combinations for additional information on the transaction.

Note 6:    Debt

The components of our borrowings were as follows:

In thousands	March 31, 2026	December 31, 2025
Credit facility
Multicurrency revolving line of credit	$—	$—
2021 Convertible notes	—	460,000
2024 Convertible notes	805,000	805,000
2026 Convertible notes	805,000	—
Total debt	$1,610,000	$1,265,000

Current portion of debt, gross	$—	$460,000
Less: unamortized prepaid debt fees - current portion of debt	—	478
Current portion of debt, net	$—	$459,522

Long-term debt, gross	$1,610,000	$805,000
Less: unamortized prepaid debt fees - long-term debt	36,165	16,195
Long-term debt, net	$1,573,835	$788,805

2025 Credit Facility

On September 25, 2025, we entered into a third amended and restated credit agreement (the 2025 credit facility) providing for committed credit facilities in the amount of $750 million. The 2025 credit facility consists of a multi-currency revolving line of credit (the revolver) in the amount of $750 million. The revolver includes a standby letter of credit sub-facility in the amount of $300 million, and a swingline sub-facility in the amount of $50 million. The 2025 credit facility amends and restates, in its entirety, our amended and restated credit agreement dated January 5, 2018.

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

The 2025 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2025 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries. This included a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2025 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2025 credit facility includes debt covenants, which contained certain financial thresholds and placed certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We are in compliance with the debt covenants under the 2025 credit facility at March 31, 2026.

As of March 31, 2026, there were no outstanding loan balances under the 2025 credit facility and $43.4 million was utilized by outstanding standby letters of credit, resulting in $706.6 million available for additional borrowings. As of March 31, 2026, $256.6 million was available for additional standby letters of credit under the letter of credit sub-facility and no amounts were outstanding under the swingline sub-facility.

Convertible Notes

2021 Notes
On March 12, 2021, we closed the sale of $460 million of convertible notes in a private placement to qualified institutional buyers, resulting in net proceeds to us of $448.5 million after deducting initial purchasers' discounts of the offering. The 2021 Notes did not bear regular interest, and the principal amount did not accrete. The 2021 Notes matured on March 15, 2026 and were repaid in full on March 16, 2026.

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

2026 Notes
On February 23, 2026, we closed the sale of $805 million of convertible notes in a private placement to qualified institutional buyers, resulting in net proceeds to us of $784 million after deducting initial purchasers' discounts of the offering. The 2026 Notes do not bear regular interest, and the principal amount does not accrete. The 2026 Notes mature on March 15, 2032, unless earlier repurchased, redeemed, or converted in accordance with their terms.

The initial conversion rate of the 2026 Notes is 8.0793 shares of our common stock per $1,000 principal amount of notes, which is equivalent to an initial conversion price of approximately $123.77 per share. The conversion rate of the notes is subject to adjustment upon the occurrence of certain specified events. In addition, upon the occurrence of a make-whole fundamental change (as defined in the indenture) or upon delivery of a notice of redemption, we will, in certain circumstances, increase the conversion rate for a holder that elects to convert its notes in connection with such make-whole fundamental change or notice of redemption, as the case may be.

Prior to the close of business on the business day immediately preceding December 15, 2031, the 2026 Notes are convertible at the option of the holders only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2026 (and only during such calendar quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during the period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business-day period after any five consecutive trading-day period (the measurement period) in which the trading price per $1,000 principal amount of the notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; (3) upon the occurrence of specified corporate events; or (4) upon redemption by us. On or after December 15, 2031, until the close of business on the second scheduled trading day immediately preceding March 15, 2032, holders of the notes may convert all or a portion of their notes at any time. Upon conversion, we will pay cash up to the aggregate principal amount of the notes to be converted and pay and/or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at our election, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted.

No sinking fund is provided for the 2026 Notes. Subsequent to March 20, 2030 and prior to December 15, 2031, we may redeem for cash all or part of the 2026 Notes, at our option, if the last reported sales price of common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading days ending on, and including, the trading day immediately before the date we send the related notice of the redemption. However, we may not redeem less than all of the outstanding notes unless at least $100.0 million aggregate principal amount of notes are outstanding and not called for redemption as of the time we send related redemption notices. The redemption price of each note to be redeemed will be the principal amount of such note, plus accrued and unpaid additional interest, if any. Upon the occurrence of a fundamental change (as defined in the indenture governing the 2026 Notes), subject to a limited exception described in the indenture governing the notes, holders may require us to repurchase all or a portion of their notes for cash at a price equal to 100% of the principal amounts of the 2026 Notes plus accrued and unpaid additional interest to, but not including, the fundamental change repurchase date (as defined in the indenture governing the 2026 Notes).

The 2026 Notes are senior unsecured obligations and rank equally in right of payment with all of our existing and future unsubordinated debt and senior in right of payment to any future debt that is expressly subordinated in right of payment to the notes. The notes will be effectively subordinated to any of our existing and future secured debt to the extent of the assets securing such indebtedness. The notes will be structurally subordinated to all existing debt and any future debt and any other liabilities of our subsidiaries.

Debt Maturities
The amount of required minimum principal payments on our debt in aggregate over the next five years is as follows:

Year Ending December 31,	Minimum Payments
In thousands
2026 (amount remaining at March 31, 2026)	$—
2027	—
2028	—
2029	—
2030	805,000
Thereafter	805,000
Total minimum payments on debt	$1,610,000

Note 7:    Derivative Financial Instruments

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Refer to Note 12: Shareholders' Equity and Note 13: Fair Value of Financial Instruments for additional disclosures on our derivative instruments.

Derivatives Not Designated as Hedging Relationships
We are exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of March 31, 2026, a total of 37 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar, and various other currencies, with notional amounts ranging from $100,000 to $28.7 million.

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

Amounts recognized on the Consolidated Balance Sheets consist of:

In thousands	March 31, 2026	December 31, 2025
Assets
Plan assets in other long-term assets	$323	$334
Liabilities
Current portion of pension benefit obligation in wages and benefits payable	$4,865	$4,376
Long-term portion of pension benefit obligation	60,163	61,998
Pension benefit obligation, net	$64,705	$66,040

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

Net periodic pension benefit cost for our plans include the following components:

	Three Months Ended March 31,
In thousands	2026	2025
Service cost	$701	$658
Interest cost	777	698
Expected return on plan assets	(88)	(73)
Amortization of prior service costs	30	—
Amortization of actuarial net loss	(150)	(55)
Net periodic benefit cost	$1,270	$1,228

The components of net periodic benefit cost, other than the service cost component, are included in total other income (expense) on the Consolidated Statements of Operations.

Note 9:    Stock-Based Compensation

We grant stock-based compensation awards, including restricted stock units, phantom stock, and unrestricted stock units, under the Second Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan). Prior to December 31, 2020, stock options were also granted as part of the stock-based compensation awards. In the Stock Incentive Plan, we have 13,991,273 shares of common stock authorized for issuance subject to stock splits, dividends, and other similar events, and at March 31, 2026, 2,831,821 shares were available for grant. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied. These shares are subject to a fungible share provision such that the authorized share available for grant under the Plan is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

We also award phantom stock units, which are settled in cash upon vesting and accounted for as liability-based awards, with no impact to the shares available for grant.

In addition, we maintain the Employee Stock Purchase Plan (ESPP), for which 433,847 shares of common stock were available for future issuance at March 31, 2026.

ESPP activity and stock-based grants other than restricted stock units were not significant for the three months ended March 31, 2026 and 2025.

Stock-Based Compensation Expense
Total stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended March 31,
In thousands	2026	2025
Restricted stock units	$19,735	$16,338
Unrestricted stock awards	335	220
Phantom stock units	1,269	699
Total stock-based compensation	$21,339	$17,257

Related tax benefit	$4,867	$4,072

Stock Options
A summary of our stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	In thousands		Years	In thousands
Outstanding, January 1, 2025	274	$64.55	3.2	$12,087
Granted	—	—			$—
Exercised	(39)	36.05		2,906
Forfeited	—	—
Canceled	—	—
Outstanding, March 31, 2025	235	$69.35	3.4	$8,322

Outstanding, January 1, 2026	187	$75.89	3.1	$3,188
Granted	—	—			$—
Exercised	—	—		—
Forfeited	—	—
Canceled	—	—
Outstanding, March 31, 2026	187	$75.89	2.9	$2,581

Exercisable, March 31, 2026	187	$75.89	2.9	$2,581

At March 31, 2026, all stock-based compensation expense related to nonvested stock options has been recognized.

Restricted Stock Units
The following table summarizes restricted stock unit activity:

In thousands, except fair value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, January 1, 2025	831
Granted	303	$97.85
Released (1)	(392)		$37,264
Forfeited	(10)
Outstanding, March 31, 2025	732

Outstanding, January 1, 2026	790	$88.51
Granted	472	103.25
Released (1)	(433)	91.80	$42,802
Forfeited	(6)	88.56
Outstanding, March 31, 2026	823	97.56

Vested but not released, March 31, 2026	19		$1,667

(1) Shares released is presented as gross shares and does not reflect shares withheld by us for employee payroll tax obligations.

At March 31, 2026, total unrecognized compensation expense on restricted stock units was $74.9 million, which is expected to be recognized over a weighted average period of approximately 1.7 years.

The weighted average assumptions used to estimate the fair value of performance-based restricted stock units granted with a service and market condition and the resulting weighted average fair value are as follows:

	Three Months Ended March 31,
	2026	2025
Expected volatility	38.9%	40.7%
Risk-free interest rate	3.5%	4.3%
Expected term (years)	2.9	2.9

Weighted average fair value	$110.31	$105.52

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

Our tax rate for the three months ended March 31, 2026 of 20% differed from the federal statutory rate of 21% due to the impact of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, the effect of cross-border tax laws, nondeductible executive compensation, a benefit related to stock-based compensation, tax credits, state taxes, and uncertain tax positions.

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

A sweeping legislative package formally titled "An act to provide for reconciliation pursuant to title II of H. Con. Res. 14" (the "Act"), and commonly referred to as the One Big Beautiful Bill Act, was signed into law on July 4, 2025. The legislation included numerous changes to existing tax law that took effect in 2026. There were also changes that were retroactive to the beginning of 2025, including the deductibility of current and previously capitalized domestic research and development costs. These changes did not have a significant impact on our consolidated financial statements.

The Organization for Economic Cooperation and Development (OECD) guidance under the Base Erosion and Profit Shifting (BEPS) initiative aims to minimize perceived tax abuses and modernize global tax policy, including the implementation of a global minimum effective tax rate of 15%. In December 2022, the Council of the European Union adopted OECD Pillar 2 for implementation by European Union member states by December 31, 2023. The resulting legislation in most countries where Itron has significant operations took effect for calendar year 2024. The OECD released further guidance on January 6, 2026, which included new and revised safe harbor rules, including a new permanent safe harbor, and the framework for a "side-by-side" agreement that would exempt US-based multinational companies from all top-up taxes, other than qualified domestic top-up taxes imposed on subsidiaries in their countries of residence. Enactment through legislation will be required in order for this additional guidance to be effective and is expected to only be effective for years after 2025. These enactments or amendments could adversely affect our tax rate and ultimately result in a negative impact on our operating results and cash flows. Consistent with calculations for calendar years 2024 and 2025, the Company anticipates it will meet the safe harbors in most jurisdictions in 2026, and any remaining top-up tax should be immaterial.

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense recognized were as follows:

	Three Months Ended March 31,
In thousands	2026	2025
Net interest and penalties expense	$641	$1,142

Accrued interest and penalties recognized were as follows:

In thousands	March 31, 2026	December 31, 2025
Accrued interest	$4,538	$3,909
Accrued penalties	132	137

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate were as follows:

In thousands	March 31, 2026	December 31, 2025
Unrecognized tax benefits related to uncertain tax positions	$68,851	$68,926
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	68,838	68,913

At March 31, 2026, we are under examination by certain tax authorities. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or cash flows.

We file income tax returns in various jurisdictions. The material jurisdictions where we are subject to examination include, among others, the United States, Canada, France, Germany, India, Italy, Indonesia, and the United Kingdom.

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

Our available lines of credit, outstanding standby LOCs, and bonds were as follows:

In thousands	March 31, 2026	December 31, 2025
Credit facility
Multicurrency revolving line of credit	$750,000	$750,000
Standby LOCs issued and outstanding	(43,393)	(43,824)
Net available for additional borrowings under the multicurrency revolving line of credit	$706,607	$706,176

Net available for additional standby LOCs under sub-facility	$256,607	$256,176

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$98,128	$98,128
Standby LOCs issued and outstanding	(27,327)	(25,815)
Short-term borrowings	—	—
Net available for additional borrowings and LOCs	$70,801	$72,313

Unsecured surety bonds in force	$522,438	$522,098

In the event any such standby LOC or bond were called, we would be obligated to reimburse the issuer of the standby LOC or bond. As of April 28, 2026, we are not aware of any valid claims against our outstanding standby LOCs or bonds.

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

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended March 31,
In thousands	2026	2025
Beginning balance	$18,218	$22,141
New product warranties	1,196	1,316
Other adjustments and expirations, net	3,152	764
Claims activity	(2,186)	(1,839)
Effect of change in exchange rates	(69)	135
Ending balance	20,311	22,517
Less: current portion of warranty	12,969	14,934
Long-term warranty	$7,342	$7,583

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to insurance and supplier recoveries, other changes and adjustments to warranties, and customer claims.

Warranty expense was as follows:

	Three Months Ended March 31,
In thousands	2026	2025
Total warranty expense	$4,348	$2,080

Note 12:    Shareholders' Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock would be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at March 31, 2026 or December 31, 2025.

Stock Repurchase Programs
Effective November 10, 2025, Itron's Board of Directors authorized a repurchase up to $250 million of our common stock over an 18-month period (the 2025 Stock Repurchase Program). Repurchases will be made in the open market and pursuant to the terms of any Rule 10b5-1 plans that Itron may enter into, and in accordance with applicable securities laws. The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. In February 2026, we repurchased 1,050,309 shares of common stock for a total of $100 million.

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

2021 Call Option Transactions
We paid an aggregate amount of $84.1 million for the 2021 call option transactions. The 2021 call option transactions covered, subject to anti-dilution adjustments substantially similar to those in the 2021 Notes, approximately 3.7 million shares of our common stock, the same number of shares initially underlying the 2021 Notes, at a strike price of approximately $126.00, subject to customary adjustments. The 2021 call option transactions expired upon the maturity of the 2021 Notes. The 2021 call option transactions met the criteria in ASC 815-40 to be classified within Stockholders' Equity, and therefore were not revalued after their issuance. We made a tax election to integrate the 2021 Notes and the 2021 call option transactions. We retained the identification statements in our books and records, together with a schedule providing the accruals on the synthetic debt instruments. The accounting impact of this tax election made the call options deductible as original issue discount for tax purposes over the term of the 2021 Notes, and resulted in a $20.6 million deferred tax asset recognized through equity.

Warrant Transactions
In addition, concurrently with entering into the 2021 call option transactions, we separately entered into privately-negotiated warrant transactions (the warrant transactions), whereby we sold to the counterparties warrants to acquire, collectively, subject to anti-dilution adjustments, 3.7 million shares of our common stock at an initial strike price of $180.00 per share, which represents a premium of 100% over the public offering price in the common stock issuance. We received aggregate proceeds of $45.3 million from the warrant transactions with the counterparties, with such proceeds partially offsetting the costs of entering into the convertible note hedge transactions. The warrants begin to expire in June 2026. If the market value per share of our common stock, as measured under the warrant transactions, exceeds the strike price of the warrants, the warrants will have a dilutive effect on our earnings per share, unless we elect, subject to certain conditions, to settle the warrants in cash. The warrants meet the criteria in ASC 815-40 to be classified within Stockholders' Equity, and therefore the warrants are not revalued after issuance. The warrants will fully expire in October 2026.

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

2026 Capped Call Transactions
In connection with the issuance of the 2026 Notes, we entered into privately negotiated capped call transactions on our common stock with certain commercial banks. The 2026 capped call transactions cover, subject to anti-dilution adjustments substantially similar to those in the 2026 Notes, approximately 6.5 million shares of our common stock, the same number of shares initially underlying the convertible notes, at a strike price of approximately $123.77, subject to customary adjustments. The cap price of the 2026 capped call transactions will initially be $190.42 per share, which represents a premium of 100% over the last reported stock price per share of the Company's common stock on February 23, 2026, and is subject to certain adjustments under the terms of the 2026 capped call transactions. The 2026 capped call transactions will expire upon the maturity of the 2026 Notes, subject to earlier exercise or termination.

We made a tax election to integrate the 2026 Notes and the 2026 capped call transactions. We are retaining the identification statements in our books and records, together with a schedule providing the accruals on the synthetic debt instruments. The accounting impact of this tax election makes the capped call transactions deductible as original issue discount for tax purposes over the term of the 2026 Notes, and results in a $22.4 million deferred tax asset recognized through equity.

Accumulated Other Comprehensive Income (Loss)
The changes in the components of accumulated other comprehensive income (loss) (AOCI), net of tax, were as follows:

In thousands	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Benefit Obligation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2025	$(97,556)	$(210)	$(14,380)	$2,215	$(109,931)
OCI before reclassifications	13,598	—	—	—	13,598
Amounts reclassified from AOCI	—	—	—	(50)	(50)
Total other comprehensive income (loss)	13,598	—	—	(50)	13,548
Balances at March 31, 2025	$(83,958)	$(210)	$(14,380)	$2,165	$(96,383)

Balances at January 1, 2026	$(46,603)	$(210)	$(14,380)	$4,688	$(56,505)
OCI before reclassifications	(12,718)	—	—	—	(12,718)
Amounts reclassified from AOCI	—	—	—	(108)	(108)
Total other comprehensive income (loss)	(12,718)	—	—	(108)	(12,826)
Balances at March 31, 2026	$(59,321)	$(210)	$(14,380)	$4,580	$(69,331)

The before-tax, income tax (provision) benefit, and net-of-tax amounts related to each component of other comprehensive income (OCI) were as follows:

	Three Months Ended March 31,
In thousands	2026	2025
Before-tax amount
Foreign currency translation adjustment	$(12,787)	$13,620
Net defined benefit plan (gain) loss reclassified to net income	(120)	(55)
Total other comprehensive income (loss), before tax	$(12,907)	$13,565

Tax (provision) benefit
Foreign currency translation adjustment	$69	$(22)
Net defined benefit plan (gain) loss reclassified to net income	12	5
Total other comprehensive income (loss) tax (provision) benefit	$81	$(17)

Net-of-tax amount
Foreign currency translation adjustment	$(12,718)	$13,598
Net defined benefit plan (gain) loss reclassified to net income	(108)	(50)
Total other comprehensive income (loss), net of tax	$(12,826)	$13,548

Note 13:    Fair Value of Financial Instruments

The fair values at March 31, 2026 and December 31, 2025 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	March 31, 2026		December 31, 2025
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit facility
Multicurrency revolving line of credit	$—	$—	$—	$—
Convertible notes	1,573,835	1,574,596	1,248,327	1,277,442

The following methods and assumptions were used in estimating fair values:

Cash and cash equivalents: Due to the liquid nature of these instruments, the carrying amount approximates fair value (Level 1).

Credit facility - multicurrency revolving line of credit (revolver): The revolver is not traded publicly. When there are amounts borrowed and outstanding, the fair values, which are determined based upon a hypothetical market participant, are calculated using a discounted cash flow model with Level 2 inputs, including estimates of incremental borrowing rates for debt with similar terms, maturities, and credit profiles. Refer to Note 6: Debt for further discussion of our debt.

Convertible notes: The convertible notes are not listed on any securities exchange but may be actively traded. The fair value is estimated using Level 1 inputs, as it is based on quoted prices for these instruments in active markets.

Note 14:    Segment Information

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

Outcomes – This segment primarily includes our value-added, enhanced software and services, including use of distributed compute to manage, organize, analyze, and interpret raw, anonymized data using artificial intelligence, machine learning, statistical modeling, and other analytics. This delivers new value for utilities, municipalities, and cities through improving decision making, maximizing operational profitability, engaging consumers, ensuring safety, enhancing resource efficiency, and improving grid resiliency and reliability. Outcomes supports high-value use cases, such as data management, grid planning and operations, AMI operations, gas distribution safety, non-revenue water reduction, revenue assurance, distributed energy resources (DER) management, energy forecasting, consumer engagement, and smart payment. Utilities leverage these outcomes to unlock the capabilities of their networks and devices, improve the productivity of their workforce, increase the reliability of their operations, manage and optimize the proliferation of DERs, address grid complexity, and enhance the customer experience. Revenue from these offerings are primarily recurring in nature and would include any direct management of Device Solutions, Networked Solutions, and other third-parties' products on behalf of our end customers.

Resiliency Solutions – This segment primarily includes software and services for worker safety, emergency preparedness and response, damage prevention, and Digital Construction Management for critical infrastructure providers and their supporting contractors. These solutions enable utilities to plan smarter, respond faster, and operate more safely and are enhanced through the use of artificial intelligence-based models to predict events to aid in compliance, incident remedy, and prevention.

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

Information about our reportable segments and Corporate unallocated and the reconciliation to income before income taxes was as follows:

	Three Months Ended March 31, 2026
In thousands	Device Solutions	Networked Solutions	Outcomes	Resiliency Solutions	Total
Product revenues	$123,728	$321,147	$31,872	$1,054	$477,801
Service revenues	649	29,516	64,038	14,978	109,181
Total revenues	124,377	350,663	95,910	16,032	586,982
Adjusted cost of revenues (1)	80,358	207,590	55,886	4,334

Adjusted sales, general and administrative	2,977	7,281	5,259	3,001
Adjusted research and development	4,150	25,656	12,410	4,366

Adjusted segment operating income (loss)	36,892	110,136	22,355	4,331	173,714

Reconciliation of adjusted segment operating income (loss)
Amortization of core-developed technology intangible assets					(2,495)
Corporate unallocated expenses					(103,642)
Total other income (expense)					(382)
Consolidated income before income taxes					$67,195
(1) Excludes amortization of core-developed technology intangible assets.

	Three Months Ended March 31, 2025
In thousands	Device Solutions	Networked Solutions	Outcomes	Total
Product revenues	$125,387	$374,522	$23,232	$523,141
Service revenues	484	28,210	55,316	84,010
Total revenues	125,871	402,732	78,548	607,151
Adjusted cost of revenues (1)	88,118	254,018	47,796

Adjusted sales, general and administrative	3,328	6,680	4,077
Adjusted research and development	3,954	25,925	12,345

Adjusted segment operating income (loss)	30,471	116,109	14,330	160,910

Reconciliation of adjusted segment operating income (loss)
Amortization of core-developed technology intangible assets				—
Corporate unallocated expenses				(84,697)
Total other income (expense)				6,066
Consolidated income before income taxes				$82,279
(1) Excludes amortization of core-developed technology intangible assets.

For the three months ended March 31, 2026 and 2025, no single customer represented more than 10% of total company revenue.

Revenues by region were as follows:

	Three Months Ended March 31,
In thousands	2026	2025
United States and Canada	$454,519	$486,212
Europe, Middle East, and Africa	101,207	96,326
Asia Pacific	31,256	24,613
Total Company	$586,982	$607,151

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

	Three Months Ended March 31,
In thousands	2026	2025
Device Solutions	$2,204	$2,105
Networked Solutions	3,113	3,563
Outcomes	1,773	1,338
Resiliency Solutions	2,524	—
Corporate unallocated	8,922	5,062
Total Company	$18,536	$12,068

Note 15: Revenues

A summary of significant net changes in the contract assets and the contract liabilities balances during the period is as follows:

In thousands	Contract Liabilities, Less Contract Assets
Beginning balance, January 1, 2026	$151,350
Changes due to business combination	22,442
Revenues recognized from beginning contract liability	(82,784)
Cumulative catch-up adjustments	(163)
Increases due to amounts collected or due	126,066
Revenues recognized from current period increases	(13,926)
Other	146
Ending balance, March 31, 2026	$203,131

On January 1, 2026, total contract assets were $83.7 million, including $17.2 million in long-term contract assets and total contract liabilities were $235.1 million. On March 31, 2026, total contract assets were $74.0 million, including $16.9 million in long-term contract assets and total contract liabilities were $277.1 million. The contract assets primarily relate to contracts that include a retention clause and allocations related to contracts with multiple performance obligations. The contract liabilities primarily relate to deferred revenue, such as extended warranty and maintenance agreements. The cumulative catch-up adjustments relate to contract modifications, measure-of-progress changes, and changes in the estimate of the transaction price. Refer to Note 16: Business Combinations for additional information.

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

Total transaction price allocated to remaining performance obligations related to contracts is approximately $1.0 billion for the next 12 months and approximately $1.0 billion for periods longer than 12 months. The total remaining performance obligations consist of product and service components. The service component relates primarily to maintenance agreements for which customers pay a full year's maintenance in advance and service revenues are generally recognized over the service period. Total transaction price allocated to remaining performance obligations also includes our extended warranty contracts, for which revenue is recognized over the extended warranty period and hardware, which is recognized as units are delivered. The estimate of when remaining performance obligations will be recognized requires significant judgment.

Cost to obtain a contract and cost to fulfill a contract with a customer
Cost to obtain a contract and costs to fulfill a contract were capitalized and amortized using a systematic rational approach to align with the transfer of control of underlying contracts with customers. While amounts were capitalized, they are not material.

Disaggregation of revenue
Refer to Note 14: Segment Information and the Consolidated Statements of Operations for disclosure regarding the disaggregation of revenue into categories, which depict how revenue and cash flows are affected by economic factors. Specifically, our reportable segments and geographical regions, as disclosed, and categories for products, which include hardware and software and services, are presented.

Note 16:    Business Combinations

Locusview, Ltd.
On January 5, 2026, we completed the acquisition of 100% of the outstanding equity of Locusview, Ltd. and subsidiaries (collectively, Locusview) a privately held utility-focused software and services company that is based in the United States and Israel. The acquisition provides value to Itron through the leverage of Locusview's digital construction management solutions to enhance Itron's Resiliency Solutions offerings to its customers.

The preliminary purchase price allocated to acquired assets and liabilities was $546.6 million, which was funded through cash on hand. The purchase price is subject to further adjustment based on final working capital and other closing considerations to be determined following the transaction's close.

The following table reflects our preliminary allocation of the purchase price:

	Fair Value	Weighted Average Useful Life
	(In thousands)	(In years)
Current assets	$43,974
Other long-term assets	16,167

Identifiable intangible assets
Core-developed technology	25,500	5
Customer contracts and relationships	179,000	10
Total identified intangible assets subject to amortization	204,500	9

Goodwill	356,963
Other current liabilities	(27,559)
Long-term liabilities	(47,462)
Total net assets acquired	$546,583

The fair value of the acquired accounts receivable of $10.7 million approximates the carrying value due to the short-term nature of the expected timeframe to collect the amounts due and the contractual cash flows expected to be collected related to these receivables.

The fair value for the identified core-developed technology intangible asset was estimated using the relief from royalty method, which values the assets by estimating the savings achieved by ownership of trademark or technology when compared with the cost of licensing it from an independent owner.

The fair value of customer relationships was estimated using the income approach. Under the income approach, the fair value reflects the present value of the projected cash flows that are expected to be generated.

Deferred revenue of $22.4 million was recognized under ASC 606 in accordance with ASU 2021-08, Business Combinations (Topic 805), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers; therefore, a reduction in deferred revenues related to the estimated fair values of the acquired deferred revenues was not required.

Goodwill of $357.0 million arising from the acquisition consists of the fair value in excess of identifiable assets to gain access to expanded customer base, distribution channels, technology, and market presence, which are expected to create cost savings, revenue growth, or competitive advantages, as well as certain intangible assets that do not qualify for separate recognition. All the goodwill balance was assigned to the Resiliency Solutions reporting segment. Refer to Note 5: Goodwill. None of the goodwill balance will be deducted for income tax purposes.

The acquired assets and assumed liabilities of Locusview are included on our Consolidated Balance Sheets as of March 31, 2026, and the results of its operations are reported on our Consolidated Statements of Operations and Comprehensive Income for the period from January 5, 2026 to March 31, 2026. We concluded the acquisition of Locusview was not significant, and, as such, pro forma financial information was not required.

The allocation of the purchase price to acquired assets and liabilities assumed is preliminary. The areas that remain provisional primarily relate to (i) the assessment of deferred revenue, (ii) income taxes, (iii) accrued liabilities, and (iv) the finalization of net working capital, which will be settled during the second quarter of 2026 and may impact the total purchase consideration.

Urbint, Inc.
On November 3, 2025, we completed the acquisition of 100% of the outstanding equity of Urbint, Inc. (Urbint), a privately held software and services company, based in Florida, serving utilities. The acquisition provides value to Itron through the leverage of Urbint's artificial intelligence (AI)-powered operational resilience solutions to enhance our offerings to our customers. Upon acquisition, Urbint became a wholly owned subsidiary of Itron and operates within the Resiliency Solutions segment. The purchase price allocated to acquired assets and liabilities was $330.6 million, which was funded through cash on hand.

Subsequent to the acquisition date, we made certain measurement period adjustments to the preliminary purchase price allocation, which resulted in an increase to goodwill of $67,000. The increase was due to a $97,000 decrease of certain tangible assets acquired, an increase to assumed liabilities of $52,000, and an $82,000 decrease in the aggregation consideration in connection with post close net working capital adjustments that were finalized in the first quarter of 2026.

The measurement‑period adjustments did not have a material impact on our results of operations for the period. The purchase price allocation remains preliminary as we continue to finalize certain tax‑related amounts and assess deferred revenue.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and notes included in this report and with the consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission (SEC) in our Annual Report on Form 10-K on February 17, 2026 (2025 Annual Report).

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

Certain Forward-Looking Statements

This report contains, and our officers and representatives may from time to time make, "forward-looking statements" within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical factors nor assurances of future performance. These statements are based on our expectations about, among others, revenues, operations, financial performance, earnings, liquidity, earnings per share, cash flows and restructuring activities including headcount reductions and other cost savings initiatives. This document reflects our current strategy, plans and expectations and is based on information currently available as of the date of this Quarterly Report on Form 10-Q. When we use words such as "expect", "intend", "anticipate", "believe", "plan", "goal", "seek", "project", "estimate", "future", "strategy", "objective", "may", "likely", "should", "will", "will continue", and similar expressions, including related to future periods, they are intended to identify forward-looking statements. Forward-looking statements rely on a number of assumptions and estimates. Although we believe the estimates and assumptions upon which these forward-looking statements are based are reasonable, any of these estimates or assumptions could prove to be inaccurate and the forward-looking statements based on these estimates and assumptions could be incorrect. Our operations involve risks and uncertainties, many of which are outside our control, and any one of which, or a combination of which, could materially affect our results of operations and whether the forward-looking statements ultimately prove to be correct. Actual results and trends in the future may differ materially from those suggested or implied by the forward-looking statements depending on a variety of factors. Therefore, you should not rely on any of these forward-looking statements. Some of the factors that we believe could affect our results include our ability to execute on our restructuring plans, our ability to achieve estimated cost savings, the rate and timing of customer demand for our products, rescheduling of current customer orders, changes in estimated liabilities for product warranties, adverse impacts of litigation, changes in laws, regulations, tariffs, sanctions, trade policies and retaliatory responses, our dependence on new product development and intellectual property, future acquisitions, changes in estimates for stock-based and bonus compensation, increasing volatility in foreign exchange rates, international business risks, uncertainties caused by adverse economic conditions, including without limitation those resulting from extraordinary events or circumstances and other factors that are more fully described in Part I, Item 1A: Risk Factors included in our 2025 Annual Report and other reports on file with the SEC. We undertake no obligation to update or revise any forward-looking statement, whether written or oral.

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

We operate under the Itron brand worldwide and manage and report under four reportable segments: Device Solutions, Networked Solutions, Outcomes, and Resiliency Solutions. Resiliency Solutions is a new reportable segment, which began in the fourth quarter of 2025. The product and operating definitions of the four segments are as follows:

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

Outcomes – This segment primarily includes our value-added, enhanced software and services, including use of distributed compute to manage, organize, analyze, and interpret raw, anonymized data using artificial intelligence, machine learning, statistical modeling, and other analytics. This delivers new value for utilities, municipalities, and cities through improving decision making, maximizing operational profitability, engaging consumers, ensuring safety, enhancing resource efficiency, and improving grid resiliency and reliability. Outcomes supports high-value use cases, such as data management, grid planning and operations, AMI operations, gas distribution safety, non-revenue water reduction, revenue assurance, distributed energy resources (DER) management, energy forecasting, consumer engagement, and smart payment. Utilities leverage these outcomes to unlock the capabilities of their networks and devices, improve the productivity of their workforce, increase the reliability of their operations, manage and optimize the proliferation of DERs, address grid complexity, and enhance the customer experience. Revenue from these offerings are primarily recurring in nature and would include any direct management of Device Solutions, Networked Solutions, and other third-parties' products on behalf of our end customers.

Resiliency Solutions – This segment primarily includes software and services for worker safety, emergency preparedness and response, damage prevention, and Digital Construction Management for critical infrastructure providers and their supporting contractors. These solutions enable utilities to plan smarter, respond faster, and operate more safely and are enhanced through the use of artificial intelligence-based models to predict events to aid in compliance, incident remedy, and prevention.

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

Total Company Highlights

Highlights and significant developments for the three months ended March 31, 2026 compared with the three months ended March 31, 2025
•Revenues were $587.0 million compared with $607.2 million in 2025, a decrease of $20.2 million, or 3%
•Gross margin was 40.3% compared with 35.8% in 2025
•Operating expenses increased $27.7 million compared with 2025
•Net income attributable to Itron, Inc. was $53.5 million compared with net income of $65.5 million in 2025
•GAAP diluted EPS decreased by $0.24 to $1.18 in 2026
•Non-GAAP net income attributable to Itron, Inc. was $67.7 million compared with $70.1 million in 2025
•Non-GAAP diluted EPS was $1.49, a decrease of $0.03 compared with 2025
•Adjusted EBITDA was $92.0 million compared with $87.9 million in 2025
•Total backlog was $4.4 billion, and twelve-month backlog was $1.6 billion at March 31, 2026, compared with $4.7 billion and $1.6 billion at March 31, 2025

2026 Convertible Notes
On February 23, 2026, we closed the sale of $805 million of convertible notes (the 2026 Notes) in a private placement to qualified institutional buyers, resulting in net proceeds to us of $784 million after deducting initial purchasers' discounts of the offering. The 2026 Notes do not bear regular interest, and the principal amount does not accrete. The 2026 Notes mature on March 15, 2032, unless earlier repurchased, redeemed, or converted in accordance with their terms. Refer to Item 1: Financial Statements (Unaudited), Note 6: Debt for further details.

Stock Repurchase Program
Effective November 10, 2025, Itron's Board of Directors authorized a repurchase up to $250 million of our common stock over an 18-month period (the 2025 Stock Repurchase Program). Repurchases will be made in the open market and pursuant to the terms of any Rule 10b5-1 plans that Itron may enter into, and in accordance with applicable securities laws. The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. In February 2026, we repurchased 1,050,309 shares under the 2025 Stock Repurchase Program at an average price of $95.21 (excluding commissions) for a total of $100 million. This repurchase was completed in conjunction with the sale of the 2026 Notes.

Business Acquisitions
On January 5, 2026, we completed the acquisition of 100% of the outstanding equity of Locusview, Ltd. and subsidiaries (collectively, Locusview) a privately held utility-focused software and services company that is based in the United States and Israel. The acquisition provides value to Itron through the leverage of Locusview's digital construction management solutions to enhance Itron's Resiliency Solutions offerings to its customers. The preliminary purchase price allocated to acquired assets and liabilities was $546.6 million, which was funded through cash on hand. The purchase price is subject to further adjustment based on final working capital and other closing considerations to be determined following the transaction's close.

Total Company GAAP, Non-GAAP Highlights and Annual Recurring Revenue:

	Three Months Ended March 31,
In thousands, except margin and per share data	2026	2025	% Change
GAAP
Revenues
Product revenues	$477,801	$523,141	(9)%
Service revenues	109,181	84,010	30%
Total revenues	586,982	607,151	(3)%

Gross profit	236,319	217,219	9%
Operating expenses	168,742	141,006	20%
Operating income	67,577	76,213	(11)%
Other income (expense)	(382)	6,066	NM
Income tax provision	(13,609)	(16,929)	(20)%
Net income attributable to Itron, Inc.	53,459	65,474	(18)%

Non-GAAP(1)
Non-GAAP operating expenses	$154,359	$136,950	13%
Non-GAAP operating income	84,455	80,269	5%
Non-GAAP net income attributable to Itron, Inc.	67,692	70,110	(3)%
Adjusted EBITDA	91,964	87,931	5%

GAAP Margins and EPS
Gross margin
Product gross margin	37.2%	33.8%
Service gross margin	53.8%	48.2%
Total gross margin	40.3%	35.8%

Operating margin	11.5%	12.6%
Net income per common share - Basic	$1.20	$1.44
Net income per common share - Diluted	$1.18	$1.42

Non-GAAP EPS (1)
Non-GAAP diluted EPS	$1.49	$1.52
(1)These measures exclude certain expenses that we do not believe are indicative of our core operating results. See pages 42-45 for information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

Effective with our 2025 Annual Report, we transitioned our reported performance metric below from endpoints under management to annual recurring revenue (ARR). ARR is not evenly distributed across endpoints under management, and this change is intended to provide a more accurate and transparent view of our ongoing operations by highlighting predictable, subscription‑based revenue streams.

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

	Three Months Ended March 31,
In millions	2026	2025
Annual recurring revenue	$414	$324

ARR component examples:
•subscription-based SaaS contracts
•term-based subscription license contracts
•managed services subscriptions
•maintenance or other support contracts
•PaaS subscriptions (platform-as-a-service)

Results of Operations

Revenues and Gross Margin

The actual results of and effects of changes in foreign currency exchange rates on revenues and gross profit were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended March 31,
In thousands	2026	2025
Total Company
Revenues	$586,982	$607,151	$13,731	$(33,900)	$(20,169)
Gross profit	236,319	217,219	3,331	15,769	19,100

Revenues - Three months ended March 31, 2026 vs. Three months ended March 31, 2025
Total revenues decreased $20.2 million compared with the same period in 2025. Product revenues decreased by $45.3 million, and service revenues increased by $25.2 million. Device Solutions decreased by $1.5 million; Networked Solutions decreased by $52.1 million; and Outcomes increased by $17.4 million when compared with the same period last year. Resiliency Solutions provided revenues of $16.0 million during the quarter. Changes in exchange rates favorably impacted total revenues by $13.7 million, of which $10.1 million favorably impacted Device Solutions and $2.4 million favorably impacted Networked Solutions.

Gross Margin - Three months ended March 31, 2026 vs. Three months ended March 31, 2025
Gross margin was 40.3%, compared with 35.8% in 2025. Product sales gross margin increased to 37.2%, compared with 33.8% in 2025, and gross margin on service revenues increased to 53.8%, compared with 48.2% in 2025.

Refer to Reportable Segment Results section below for further detail on total company revenues and gross margin.

Operating Expenses

The actual results of and effects of changes in foreign currency exchange rates on operating expenses were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended March 31,
In thousands	2026	2025
Total Company
Sales, general and administrative	$105,357	$86,911	$1,548	$16,898	$18,446
Research and development	54,999	50,090	(18)	4,927	4,909
Amortization of intangible assets	8,172	4,479	57	3,636	3,693
Restructuring	214	(553)	42	725	767
Loss on sale of business	—	79	—	(79)	(79)
Total operating expenses	$168,742	$141,006	$1,629	$26,107	$27,736

Operating expenses increased $27.7 million for the three months ended March 31, 2026 as compared with the same period in 2025. This was primarily the result of a $18.4 million increase in sales, general and administrative expenses primarily driven by increased labor and acquisition-related costs, a $4.9 million increase in research and development expenses primarily driven by increased labor costs, and a $3.7 million increase in amortization of intangible assets. Refer to Item 1: Financial Statements (Unaudited), Note 4: Intangible Assets included in this Quarterly Report on Form 10-Q for additional information.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended March 31,		% Change
In thousands	2026	2025
Interest income	$5,660	$11,710	(52)%
Amortization of prepaid debt fees	(1,849)	(1,781)	4%
Other interest expense	(3,960)	(3,812)	4%
Interest expense	(5,809)	(5,593)	4%
Other income (expense), net	(233)	(51)	357%
Total other income (expense)	$(382)	$6,066	NM

Total other income (expense) for the three months ended March 31, 2026 was expense of $0.4 million, compared with income of $6.1 million in the same period in 2025.

The decrease in net other income for the three months ended March 31, 2026, as compared with the same period in 2025, was driven by the $6.1 million decrease in interest income primarily due to decreased interest-earning cash.

Income Tax Provision

For the three months ended March 31, 2026, our income tax expense was $13.6 million, compared with income tax expense of $16.9 million for the same period in 2025. Our tax rate for the three months ended March 31, 2026 of 20% differed from the federal statutory rate of 21% due to the impact of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, the effect of cross-border tax laws, nondeductible executive compensation, a benefit related to stock-based compensation, tax credits, state taxes, and uncertain tax positions. Our tax rate for the three months ended March 31, 2025 of 21% was in line with the federal statutory rate of 21% and overall was impacted by the effect of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, the effect of cross-border tax laws, nondeductible executive compensation, a benefit related to stock-based compensation, tax credits, state taxes, and uncertain tax positions.

A sweeping legislative package formally titled "An act to provide for reconciliation pursuant to title II of H. Con. Res. 14" (the "Act"), and commonly referred to as the One Big Beautiful Bill Act, was signed into law on July 4, 2025. The legislation included numerous changes to existing tax law that took effect in 2026. There were also changes that were retroactive to the beginning of 2025, including the deductibility of current and previously capitalized domestic research and development costs. These changes did not have a significant impact on our consolidated financial statements.

The Organization for Economic Cooperation and Development (OECD) guidance under the Base Erosion and Profit Shifting (BEPS) initiative aims to minimize perceived tax abuses and modernize global tax policy, including the implementation of a global minimum effective tax rate of 15%. In December 2022, the Council of the European Union adopted OECD Pillar 2 for implementation by European Union member states by December 31, 2023. The resulting legislation in most countries where Itron has significant operations took effect for calendar year 2024. The OECD released further guidance on January 6, 2026, which included new and revised safe harbor rules, including a new permanent safe harbor, and the framework for a "side-by-side" agreement that would exempt US-based multinational companies from all top-up taxes, other than qualified domestic top-up taxes imposed on subsidiaries in their countries of residence. Enactment through legislation will be required in order for this additional guidance to be effective and is expected to only be effective for years after 2025. These enactments or amendments could adversely affect our tax rate and ultimately result in a negative impact on our operating results and cash flows. Consistent with calculations for calendar year 2024 and 2025, the Company anticipates it will meet the safe harbors in most jurisdictions in 2026, and any remaining top-up tax should be immaterial.

For additional discussion related to income taxes, see Item 1: Financial Statements (Unaudited), Note 10: Income Taxes included in this Quarterly Report on Form 10-Q.

Reportable Segment Results

For a description of our reportable segments, refer to Item 1: Financial Statements (Unaudited), Note 14: Segment Information included in this Quarterly Report on Form 10-Q. The following tables and discussion highlight significant changes in trends or components of each reportable segment:

	Three Months Ended March 31,
In thousands	2026	2025	% Change
Segment revenues
Device Solutions	$124,377	$125,871	(1)%
Networked Solutions	350,663	402,732	(13)%
Outcomes	95,910	78,548	22%
Resiliency Solutions	16,032	—	NM
Total revenues	$586,982	$607,151	(3)%

	Three Months Ended March 31,
	2026		2025
In thousands	Adjusted Gross Profit	Adjusted Gross Margin	Adjusted Gross Profit	Adjusted Gross Margin
Segment adjusted gross profit and margin
Device Solutions	$44,019	35.4%	$37,753	30.0%
Networked Solutions	143,073	40.8%	148,714	36.9%
Outcomes	40,024	41.7%	30,752	39.2%
Resiliency Solutions	11,698	73.0%	—	NM
Total adjusted gross profit and margin (1)	$238,814	40.7%	$217,219	35.8%

	Three Months Ended March 31,
	2026		2025
In thousands	Adjusted Operating Income	Adjusted Operating Margin	Adjusted Operating Income	Adjusted Operating Margin
Segment adjusted operating income and operating margin
Device Solutions	$36,892	29.7%	$30,471	24.2%
Networked Solutions	110,136	31.4%	116,109	28.8%
Outcomes	22,355	23.3%	14,330	18.2%
Resiliency Solutions	4,331	27.0%	—	NM
Total segment adjusted operating income and operating margin	$173,714	29.6%	$160,910	26.5%

(1) Refer to the Non-GAAP Measures section below on pages 42-45 for additional information on adjusted gross profit and margin

Device Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Device Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended March 31,
In thousands	2026	2025
Device Solutions Segment
Revenues	$124,377	$125,871	$10,055	$(11,549)	$(1,494)
Adjusted gross profit	44,019	37,753	2,031	4,235	6,266
Adjusted operating income	36,892	30,471	1,910	4,511	6,421

Revenues - Three months ended March 31, 2026 vs. Three months ended March 31, 2025
Revenues decreased $1.5 million, or 1%. Changes in foreign currency exchange rates favorably impacted revenues by $10.1 million. Revenues were lower due to the planned decrease in electric residential sales in Europe, Middle East, and Africa (EMEA) and lower North American project deployments.

Adjusted Gross Margin - Three months ended March 31, 2026 vs. Three months ended March 31, 2025
For the three months ended March 31, 2026, adjusted gross margin was 35.4%, compared with 30.0% for the same period in 2025. The 540 basis point increase over the prior year was primarily driven by improved customer and product mix.

Adjusted Operating Income - Three months ended March 31, 2026 vs. Three months ended March 31, 2025
Adjusted operating income increased $6.4 million, or 21%, for the first three months of 2026, compared with the same period in 2025. The increase was a result of increased adjusted gross profit.

Networked Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Networked Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended March 31,
In thousands	2026	2025
Networked Solutions Segment
Revenues	$350,663	$402,732	$2,361	$(54,430)	$(52,069)
Adjusted gross profit	143,073	148,714	553	(6,194)	(5,641)
Adjusted operating income	110,136	116,109	515	(6,488)	(5,973)

Revenues - Three months ended March 31, 2026 vs. Three months ended March 31, 2025
Revenues decreased $52.1 million, or 13%, for the first three months of 2026, compared with the same period in 2025. The decline was primarily due to timing of customer deployments. Changes in foreign currency exchange rates favorably impacted revenues by $2.4 million.

Adjusted Gross Margin - Three months ended March 31, 2026 vs. Three months ended March 31, 2025
Adjusted gross margin was 40.8% for the 2026 period, compared with 36.9% in 2025. The 390 basis point increase was primarily related to favorable customer mix and operational efficiencies.

Adjusted Operating Income - Three months ended March 31, 2026 vs. Three months ended March 31, 2025
Adjusted operating income decreased $6.0 million, or 5%, for the first three months of 2026, compared with the same period in 2025. The decrease was a result of lower adjusted gross profit.

Outcomes

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Outcomes segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended March 31,
In thousands	2026	2025
Outcomes Segment
Revenues	$95,910	$78,548	$1,315	$16,047	$17,362
Adjusted gross profit	40,024	30,752	747	8,525	9,272
Adjusted operating income	22,355	14,330	700	7,325	8,025

Revenues - Three months ended March 31, 2026 vs. Three months ended March 31, 2025
Revenues increased $17.4 million, or 22%, for the first three months of 2026, compared with 2025. This increase was driven by higher recurring revenue, as well as increased professional services and hardware sales. Changes in foreign currency exchange rates favorably impacted revenues by $1.3 million.

Adjusted Gross Margin - Three months ended March 31, 2026 vs. Three months ended March 31, 2025
Adjusted gross margin increased to 41.7% for the period ending in 2026, compared with 39.2% for last year. The 250 basis point increase was driven by improved revenue mix and lower costs.

Adjusted Operating Income - Three months ended March 31, 2026 vs. Three months ended March 31, 2025
Adjusted operating income for the first three months of 2026 increased $8.0 million, or 56%, compared with the same period last year. This increase was a result of increased adjusted gross profit, partially offset by increased labor costs.

Resiliency Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Resiliency Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended March 31,
In thousands	2026	2025
Resiliency Solutions Segment
Revenues	$16,032	$—	$—	16,032	$16,032
Adjusted gross profit	11,698	—	—	11,698	11,698
Adjusted operating income	4,331	—	—	4,331	4,331

Revenues - Three months ended March 31, 2026 vs. Three months ended March 31, 2025
Revenues were $16.0 million for the first three months of 2026. Revenues consisted primarily of managed services revenue, as well as hardware and professional services revenue related to deploying customer environments.

Adjusted Gross Margin - Three months ended March 31, 2026 vs. Three months ended March 31, 2025
Adjusted gross margin was 73.0% for the first three months of 2026. Costs included in calculating gross margin primarily consist of hosting fees, labor costs for managed services and professional services delivery, and certain hardware costs.

Adjusted Operating Income - Three months ended March 31, 2026 vs. Three months ended March 31, 2025
Adjusted operating income was $4.3 million for the first three months of 2026.

Corporate Unallocated

Corporate Unallocated Expenses - Three months ended March 31, 2026 vs. Three months ended March 31, 2025
For the first three months of 2026, Corporate unallocated expenses increased $18.9 million, or 22%, compared with the 2025 period. This increase was primarily the result of a $14.0 million increase in sales, general and administrative expenses driven by increased labor and acquisition-related costs, and a $3.7 million increase in amortization of intangible assets. Refer to Item 1:

Financial Statements (Unaudited), Note 4: Intangible Assets included in this Quarterly Report on Form 10-Q for additional information.

Bookings and Backlog of Orders

Bookings for a reported period represent customer contracts and purchase orders received during the period for hardware, software, and services that have met certain conditions, such as regulatory and/or contractual approval. Total backlog represents committed but undelivered products and services for contracts and purchase orders at period-end. Twelve-month backlog represents the portion of total backlog that reflects our understanding of customer's desired deployment over the next 12 months. The actual revenue recognized and timing of revenue earned from backlog will vary based on actual currency rates at the time of shipment, availability of critical supply components, and adjusted customer project timing. Backlog is not a complete measure of our future revenues as we also receive book-and-ship orders and frame contracts. Bookings and backlog vary from period to period primarily due to the timing of large project awards. In addition, annual or multi-year contracts are subject to rescheduling due to the long-term nature of the contracts. Certain of our customers have the right to cancel contracts, but we do not have a history of any significant cancellations. Beginning total backlog, plus bookings, minus revenues, will not equal ending total backlog due to miscellaneous contract adjustments, foreign currency fluctuations, and other factors. Total bookings and backlog include certain contracts with a termination for convenience clause, which will not agree to the total transaction price allocated to the remaining performance obligations disclosed in Item 1: Financial Statements (Unaudited), Note 15: Revenues included in this Quarterly Report on Form 10-Q.

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
In millions
March 31, 2026	$476	$4,433	$1,605
December 31, 2025	737	4,501	1,632
September 30, 2025	380	4,311	1,475
June 30, 2025	454	4,514	1,544
March 31, 2025	530	4,659	1,593

Financial Condition

Cash Flow Information

	Three Months Ended March 31,
In thousands	2026	2025
Net cash provided by operating activities	$85,501	$72,117
Net cash used in investing activities	(521,572)	(4,634)
Net cash provided by financing activities	131,420	1,761
Effect of foreign exchange rate changes on cash and cash equivalents	(2,896)	2,786
Increase (decrease) in cash and cash equivalents	$(307,547)	$72,030

Cash and cash equivalents were $712.9 million at March 31, 2026, compared with $1.02 billion at December 31, 2025. The $307.5 million decrease in cash and cash equivalents during the 2026 period was primarily cash used for the acquisition of Locusview and repayment of our 2021 convertible notes, partially offset by net proceeds provided by the 2026 convertible notes sale and lower income tax payments.

Operating activities
Cash provided by operating activities during the three months in 2026 was $85.5 million compared with $72.1 million during the same period in 2025. The increase was primarily due to lower income tax payments in 2026, partially offset by decreased earnings in 2026 and working capital (current assets less current liabilities) conversion compared with the same period in 2025.

Investing activities
During the three months ended March 31, 2026, net cash used in investing activities was $521.6 million compared with $4.6 million in 2025, resulting in additional net outflow of $516.9 million. The change was primarily related to net cash used for the acquisition of Locusview of $515 million in 2026, along with an increase of $1.9 million used for purchases of property, plant, and equipment in 2026 compared with the same period in 2025.

Financing activities
Net cash provided by financing activities during the three months in 2026 was $131.4 million, compared with $1.8 million for the same period in 2025. The change is due primarily to the sale of 2026 of the convertible notes, net of total debt issuance cost, totaling $784 million, partially offset by the repayment of our 2021 convertible notes of $460 million, common stock repurchased totaling $100.0 million, and the purchase of the capped call for the convertible offering of $92.8 million.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations at March 31, 2026 was a decrease of $2.9 million, compared with an increase of $2.8 million for the same period in 2025. Our foreign currency exposure relates to non-U.S. dollar denominated balances in our international subsidiary operations.

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

	Three Months Ended March 31,
In thousands	2026	2025
Net cash provided by operating activities	$85,501	$72,117
Acquisitions of property, plant, and equipment	(6,527)	(4,639)
Free cash flow	$78,974	$67,478

Free cash flow increased due to higher operating cash flow, partially offset by increased spending on property, plant, and equipment. See the cash flow discussion of operating and investing activities above.

Off-balance sheet arrangements

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at March 31, 2026 and December 31, 2025 that we believe could reasonably likely have a current or future effect on our financial condition, results of operations, or cash flows.

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

Borrowings
On September 25, 2025, we entered into a third amended and restated credit agreement (the 2025 credit facility) providing for committed credit facilities in the amount of $750 million. The 2025 credit facility consists of a multi-currency revolving line of credit (the revolver) in the amount of $750 million. The revolver includes a standby letter of credit sub-facility in the amount of $300 million, and a swingline sub-facility in the amount of $50 million. As of March 31, 2026, no amount was outstanding under the 2025 credit facility and $43.4 million was utilized by outstanding standby letters of credit, resulting in $706.6 million available for borrowing. As of March 31, 2026, $256.6 million was available for additional standby letters of credit under the letter of credit sub-facility and no amounts were outstanding under the swingline sub-facility. Any outstanding principal under the revolver is due at maturity on September 25, 2030. Principal amounts paid prior to the maturity date may be reborrowed prior to such date. However, that date may be advanced to April 15, 2030 if we do not settle or extend a sufficient portion of our outstanding convertible notes, as detailed in the 2025 credit facility.

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

On February 23, 2026, we closed the sale of $805 million of convertible notes (the 2026 Notes) in a private placement to qualified institutional buyers. The 2026 Notes do not bear regular interest. The Notes will mature on March 15, 2032, unless earlier repurchased, redeemed, or converted in accordance with their terms.

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

Restructuring
On February 23, 2023, our Board of Directors approved a restructuring plan (the 2023 Projects). The 2023 Projects include activities that continue Itron's efforts to optimize its global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects were substantially complete as of March 31, 2025. For the three months ended March 31, 2026, we paid out $3.7 million related to all our restructuring projects. As of March 31, 2026, $14.7 million was accrued for these restructuring projects, of which $11.4 million is expected to be paid within the next 12 months.

Stock Repurchase Programs
Effective November 10, 2025, Itron's Board of Directors authorized a repurchase up to $250 million of our common stock over an 18-month period (the 2025 Stock Repurchase Program). Repurchases will be made in the open market and pursuant to the terms of any Rule 10b5-1 plans that Itron may enter into, and in accordance with applicable securities laws. The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. In February 2026, Itron repurchased 1,050,309 shares of its common stock for a total of $100 million under the 2025 Stock Repurchase Program.

Other Liquidity Considerations
We have tax credits and net operating loss carryforwards in various jurisdictions that are available to reduce cash taxes. However, utilization of tax credits and net operating losses are limited in certain jurisdictions. Based on current projections, including anticipated impacts of the Act, we expect to pay, net of refunds, $7 million in state taxes and $18 million in local and foreign taxes during 2026. We expect net refunds of approximately $24 million in U.S. federal taxes. For a discussion of our tax provision and unrecognized tax benefits, see Item 1: Financial Statements (Unaudited), Note 10: Income Taxes included in this Quarterly Report on Form 10-Q.

As of March 31, 2026, we are under examination by certain tax authorities. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

As of March 31, 2026, there was $64.0 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. As a result of changes in U.S. tax legislation, any repatriation in the future would not result in U.S. federal income tax. Accordingly, there is no provision for U.S. deferred taxes on this cash. If this cash were repatriated to fund U.S. operations, additional withholding tax costs may be incurred. Tax is only one of the many factors that we consider in the management of global cash. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

General Liquidity Overview
We expect to grow through a combination of internal new research and development, licensing technology from and to others, distribution agreements, partnering arrangements, and acquisitions of technology or other companies. We expect these activities to be funded with existing cash, cash flow from operations, borrowings, or the sale of our common stock or other securities. We believe existing sources of liquidity will be sufficient to fund our existing operations and obligations for the next 12 months and into the foreseeable future, but offer no assurances. Our liquidity could be affected by the stability of the electricity, gas, and water utility industries, competitive pressures, our dependence on certain key vendors and components, changes in estimated liabilities for product warranties and/or litigation, supply constraints, future business combinations, capital market fluctuations, international risks, and other factors described under Part I, Item 1A: Risk Factors of our 2025 Annual Report, as well as Part I, Item 3: Quantitative and Qualitative Disclosures About Market Risk included in this Quarterly Report on Form 10-Q.

Contingencies

Refer to Item 1: Financial Statements (Unaudited), Note 11: Commitments and Contingencies included in this Quarterly Report on Form 10-Q.

Critical Accounting Estimates

Our consolidated financial statements and accompanying notes are prepared in accordance with GAAP. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by management's application of accounting policies. Our critical accounting policies that require the use of estimates and assumptions were discussed in detail in the 2025 Annual Report and have not changed materially.

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

We use these non-GAAP financial measures for financial and operational decision making and/or as a means for determining executive compensation. Management believes that these non-GAAP financial measures provide meaningful supplemental information regarding our performance and ability to service debt by excluding certain expenses that may not be indicative of our recurring core operating results. These non-GAAP financial measures facilitate management's internal comparisons to our historical performance, as well as comparisons to our competitors' operating results. Our executive compensation plans exclude non-cash charges related to amortization of intangibles and depreciation of property, plant, and equipment and certain discrete cash and non-cash charges, such as restructuring, loss on sale of business, strategic initiative expenses, or acquisition and integration related expenses. We believe that both management and investors benefit from referring to these non-GAAP financial measures in assessing our performance and when planning, forecasting and analyzing future periods. We believe these non-GAAP financial measures are useful to investors because they provide greater transparency with respect to key metrics used by management in its financial and operational decision making and because they are used by our institutional investors and the analyst community to analyze the health of our business.

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

TOTAL COMPANY RECONCILIATIONS	Three Months Ended March 31,
In thousands, except per share data	2026	2025
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$168,742	$141,006
Amortization of intangible assets (1)	(8,172)	(4,479)
Restructuring	(214)	553
Loss on sale of business	—	(79)
Strategic initiative	(20)	—
Acquisition and integration	(5,977)	(51)
Non-GAAP operating expenses	$154,359	$136,950

NON-GAAP OPERATING INCOME
GAAP operating income	$67,577	$76,213
Amortization of intangible assets	10,667	4,479
Restructuring	214	(553)
Loss on sale of business	—	79
Strategic initiative	20	—
Acquisition and integration	5,977	51
Non-GAAP operating income	$84,455	$80,269

NON-GAAP NET INCOME & DILUTED EPS
GAAP net income attributable to Itron, Inc.	$53,459	$65,474
Amortization of intangible assets	10,667	4,479
Amortization of debt placement fees	1,830	1,737
Restructuring	214	(553)
Loss on sale of business	—	79
Strategic initiative	20	—
Acquisition and integration	5,977	51
Income tax effect of non-GAAP adjustments	(4,475)	(1,157)
Non-GAAP net income attributable to Itron, Inc.	$67,692	$70,110

Non-GAAP diluted EPS	$1.49	$1.52

Non-GAAP weighted average common shares outstanding - Diluted	45,470	46,172

TOTAL COMPANY RECONCILIATIONS	Three Months Ended March 31,
In thousands	2026	2025
ADJUSTED EBITDA
GAAP net income attributable to Itron, Inc.	$53,459	$65,474
Interest income	(5,660)	(11,710)
Interest expense	5,809	5,593
Income tax provision	13,609	16,929
Depreciation and amortization	18,536	12,068
Restructuring	214	(553)
Loss on sale of business	—	79
Strategic initiative	20	—
Acquisition and integration	5,977	51
Adjusted EBITDA	$91,964	$87,931

FREE CASH FLOW
Net cash provided by operating activities	$85,501	$72,117
Acquisitions of property, plant, and equipment	(6,527)	(4,639)
Free Cash Flow	$78,974	$67,478
(1)Excludes amortization of core-developed technology intangible assets.
The tables below reconcile the non-GAAP financial measure of adjusted gross profit with the most directly comparable GAAP financial measure.

	Three Months Ended March 31, 2026
In thousands	Device Solutions	Networked Solutions	Outcomes	Resiliency Solutions	Segments Subtotal
Total revenues	$124,377	$350,663	$95,910	$16,032	$586,982
Total cost of revenues	80,358	207,590	56,511	6,204	350,663
Gross profit	44,019	143,073	39,399	9,828	236,319
Gross margin	35.4%	40.8%	41.1%	61.3%	40.3%
Amortization of core-developed technology intangible assets	$—	$—	$625	$1,870	$2,495
Adjusted gross profit	44,019	143,073	40,024	11,698	238,814
Adjusted gross margin	35.4%	40.8%	41.7%	73.0%	40.7%

	Three Months Ended March 31, 2025
In thousands	Device Solutions	Networked Solutions	Outcomes	Segments Subtotal
Total revenues	$125,871	$402,732	$78,548	$607,151
Total cost of revenues	88,118	254,018	47,796	389,932
Gross profit	37,753	148,714	30,752	217,219
Gross margin	30.0%	36.9%	39.2%	35.8%
Amortization of core-developed technology intangible assets	$—	$—	$—	$—
Adjusted gross profit	37,753	148,714	30,752	217,219
Adjusted gross margin	30.0%	36.9%	39.2%	35.8%

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

Interest Rate Risk
We may be exposed to interest rate risk through variable rate debt instruments, namely the multicurrency revolving line of credit. At March 31, 2026, we had no outstanding variable rate debt.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future if we were to have variable rate debt outstanding.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. Revenues denominated in functional currencies other than the U.S. dollar were 27% of total revenues for the three months ended March 31, 2026 compared with 25% for the same respective period in 2025. These transactions expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro.

We are exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of March 31, 2026, a total of 37 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar, and various other currencies, with notional amounts ranging from $100,000 to $28.7 million.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:    Controls and Procedures

Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2026, the Company's disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal controls over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:    Legal Proceedings
Refer to Item 1: Financial Statements (Unaudited), Note 11: Commitments and Contingencies included in this Quarterly Report on Form 10-Q.

Item 1A:    Risk Factors
For a complete list of Risk Factors, refer to Part I, Item 1A: Risk Factors of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the Securities and Exchange Commission on February 17, 2026.

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable.
(b)Not applicable.
(c)Issuer Repurchase of Equity Securities.

Period	Total Number of Shares Purchased (1)(3)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In thousands)
January 1, 2026 through January 31, 2026	—	$—	—	$250,000
February 1, 2026 through February 28, 2026	1,050,334	95.21	1,050,309	150,000
March 1, 2026 through March 31, 2026	240	99.11	—	150,000
Total	1,050,574		1,050,309

(1)Effective November 10, 2025, Itron's Board of Directors authorized a repurchase program of up to $250 million of Itron's common stock over an 18-month period.
(2)Excludes commissions.
(3)Shares purchased may include shares transferred to us by certain employees who vested in restricted stock units and used shares to pay all, or a portion of, the related taxes.

Item 5:    Other Information
(a)No information was required to be disclosed in a report on Form 8-K during the first quarter of 2026 that was not reported.
(b)Not applicable.
(c)Insider Trading Arrangements
Our officers, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934 (the Exchange Act), and directors from time to time enter into contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) against liability for trading in securities on the basis of material nonpublic information. During the quarter ended March 31, 2026, the following Section 16 officers adopted, modified, or terminated trading arrangements (as defined in Item 408 of Regulation S-K of the Exchange Act):
•On February 23, 2026, John F. Marcolini, Senior Vice President, Networked Solutions, adopted a written trading plan designed to be in effect until July 20, 2026 with respect to the sale of up to 11,400 shares of Itron, Inc. common stock, subject to certain conditions.

Item 6:    Exhibits

Exhibit Number	Description of Exhibits
4.1
Indenture, dated as of February 26, 2026, by and between Itron, Inc. and U.S. Bank Trust Company, National Association, as trustee (Filed as Exhibit 4.1 to Itron, Inc.'s Current Report on Form 8-K, filed on February 23, 2026)

4.2	Form of 0.00% Convertible Senior Note due 2032 (included in Exhibit 4.1) (Filed as Exhibit 4.2 to Itron, Inc.'s Current Report on Form 8-K, filed on February 23, 2026)

10.1	Form of Capped Call Confirmation (Filed as Exhibit 10.1 to Itron, Inc.'s Current Report on Form 8-K, filed on February 23, 2026)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial information from Itron, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITRON, INC.

April 28, 2026	By:	/s/ JOAN S. HOOPER
Date		Joan S. Hooper
Senior Vice President and Chief Financial Officer