Form 10-Q
period 2026-06-30
ITRON, INC.
filed 2026-07-28
CIK 780571

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 24, 2026, there were outstanding 43,786,753 shares of the registrant's common stock, no par value, which is the only class of common stock of the registrant.

Itron, Inc.

PART I: FINANCIAL INFORMATION
Item 1:    Financial Statements (Unaudited)
ITRON, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2026	2025	2026	2025
Revenues
Product revenues	$453,462	$517,184	$931,263	$1,040,325
Service revenues	109,440	89,577	218,621	173,587
Total revenues	562,902	606,761	1,149,884	1,213,912
Cost of revenues
Product cost of revenues	280,692	337,394	580,901	683,836
Service cost of revenues	51,570	45,749	102,024	89,239
Total cost of revenues	332,262	383,143	682,925	773,075
Gross profit	230,640	223,618	466,959	440,837

Operating expenses
Sales, general and administrative	89,722	87,615	195,079	174,526
Research and development	56,141	53,810	111,140	103,900
Amortization of intangible assets	8,478	4,543	16,650	9,022
Restructuring	233	1,237	447	684
Loss on sale of business	—	—	—	79
Total operating expenses	154,574	147,205	323,316	288,211

Operating income	76,066	76,413	143,643	152,626
Other income (expense)
Interest income	6,253	12,303	11,913	24,013
Interest expense	(5,768)	(5,648)	(11,577)	(11,241)
Other income (expense), net	3,655	414	3,422	363
Total other income (expense)	4,140	7,069	3,758	13,135

Income before income taxes	80,206	83,482	147,401	165,761
Income tax provision	(26,733)	(14,730)	(40,342)	(31,659)
Net income	53,473	68,752	107,059	134,102
Net income attributable to noncontrolling interests	201	412	328	288
Net income attributable to Itron, Inc.	$53,272	$68,340	$106,731	$133,814

Net income per common share - Basic	$1.21	$1.50	$2.40	$2.94
Net income per common share - Diluted	$1.19	$1.47	$2.37	$2.89

Weighted average common shares outstanding - Basic	44,095	45,633	44,412	45,486
Weighted average common shares outstanding - Diluted	44,608	46,380	45,038	46,276
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2026	2025	2026	2025
Net income	$53,473	$68,752	$107,059	$134,102

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4,985)	36,570	(17,703)	50,168
Pension benefit obligation adjustment	(105)	(56)	(213)	(106)
Total other comprehensive income (loss), net of tax	(5,090)	36,514	(17,916)	50,062

Total comprehensive income, net of tax	48,383	105,266	89,143	184,164

Comprehensive income (loss) attributable to noncontrolling interests, net of tax	201	412	328	288
Comprehensive income attributable to Itron, Inc.	$48,182	$104,854	$88,815	$183,876
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

In thousands	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$745,229	$1,020,397
Accounts receivable, net	351,109	367,794
Inventories	258,727	242,886
Other current assets	194,456	191,241
Total current assets	1,549,521	1,822,318

Property, plant, and equipment, net	121,590	112,193
Deferred tax assets, net	271,513	265,183
Other long-term assets	60,694	63,352
Operating lease right-of-use assets, net	33,359	29,341
Intangible assets, net	266,076	83,337
Goodwill	1,690,791	1,344,983
Total assets	$3,993,544	$3,720,707

LIABILITIES AND EQUITY
Current liabilities
Accounts payable	$146,726	$156,288
Other current liabilities	55,135	58,864
Wages and benefits payable	96,649	122,245
Taxes payable	24,746	16,618
Current portion of debt, net	—	459,522
Current portion of warranty	10,871	10,868
Unearned revenue	230,098	187,822
Total current liabilities	564,225	1,012,227

Long-term debt, net	1,575,242	788,805
Long-term warranty	7,078	7,350
Pension benefit obligation	59,874	61,998
Deferred tax liabilities, net	1,387	623
Operating lease liabilities	26,092	19,623
Other long-term obligations	121,519	91,885
Total liabilities	2,355,417	1,982,511

Equity
Preferred stock, no par value, 10,000 shares authorized, no shares issued or outstanding	—	—
Common stock, no par value, 150,000 shares authorized, 43,774 and 44,929 shares issued and outstanding	1,472,138	1,661,350
Accumulated other comprehensive loss, net	(74,421)	(56,505)
Retained earnings	218,482	111,751
Total Itron, Inc. shareholders' equity	1,616,199	1,716,596
Noncontrolling interests	21,928	21,600
Total equity	1,638,127	1,738,196
Total liabilities and equity	$3,993,544	$3,720,707
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(UNAUDITED)

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2026	44,929	$1,661,350	$(56,505)	$111,751	$1,716,596	$21,600	$1,738,196
Net income				53,459	53,459	127	53,586
Other comprehensive income (loss), net of tax			(12,826)		(12,826)		(12,826)
Net stock issued and repurchased	443	677			677		677
Stock-based compensation expense		20,070			20,070		20,070
Stock repurchased	(1,050)	(100,000)			(100,000)		(100,000)
Payments on call spread for convertible offering, net of tax		(70,373)			(70,373)		(70,373)
Excise tax related to shares repurchased		(382)			(382)		(382)
Balances at March 31, 2026	44,322	1,511,342	(69,331)	165,210	1,607,221	21,727	1,628,948
Net income				53,272	53,272	201	53,473
Other comprehensive income (loss), net of tax			(5,090)		(5,090)		(5,090)
Net stock issued and repurchased	80	1,292			1,292		1,292
Stock-based compensation expense		12,246			12,246		12,246
Stock repurchased	(644)	(52,234)			(52,234)		(52,234)
Contingent share issuance to affiliate	16	—			—		—
Excise tax related to shares repurchased		(508)			(508)		(508)
Balances at June 30, 2026	43,774	$1,472,138	$(74,421)	$218,482	$1,616,199	$21,928	$1,638,127

	Common Stock		Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total Itron, Inc. Shareholders' Equity	Noncontrolling Interests	Total Equity
In thousands	Shares	Amount
Balances at January 1, 2025	45,131	$1,689,835	$(109,931)	$(189,304)	$1,390,600	$20,828	$1,411,428
Net income (loss)				65,474	65,474	(124)	65,350
Other comprehensive income, net of tax			13,548		13,548		13,548
Net stock issued and repurchased	441	2,195			2,195		2,195
Stock-based compensation expense		16,558			16,558		16,558
Balances at March 31, 2025	45,572	1,708,588	(96,383)	(123,830)	1,488,375	20,704	1,509,079
Net income				68,340	68,340	412	68,752
Other comprehensive income (loss), net of tax			36,514		36,514		36,514
Net stock issued and repurchased	138	3,241			3,241		3,241
Stock-based compensation expense		16,838			16,838		16,838
Balances at June 30, 2025	45,710	$1,728,667	$(59,869)	$(55,490)	$1,613,308	$21,116	$1,634,424
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
In thousands	2026	2025
Operating activities
Net income	$107,059	$134,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of intangible assets	37,162	24,182
Non-cash operating lease expense	6,576	5,843
Stock-based compensation	32,316	33,396
Amortization of prepaid debt fees	3,791	3,581
Deferred taxes, net	(18,684)	(9,664)
Loss on sale of business	—	79
Restructuring, non-cash	462	(25)
Other adjustments, net	(3,538)	(354)
Changes in operating assets and liabilities, net of acquisition and sale of business:
Accounts receivable	23,280	18,789
Inventories	(17,956)	(7,413)
Other current assets	(5,295)	6,409
Other long-term assets	3,117	3,479
Accounts payable, other current liabilities, and taxes payable	(9,259)	(31,868)
Wages and benefits payable	(28,092)	(34,884)
Unearned revenue	50,859	46,431
Warranty	(243)	(1,876)
Restructuring	(6,921)	(10,252)
Other operating, net	(1,042)	(11,153)
Net cash provided by operating activities	173,592	168,802

Investing activities
Acquisitions of property, plant, and equipment	(13,132)	(10,656)
Business acquisitions, net of cash and cash equivalents acquired	(515,055)	—
Other investing, net	3,088	5
Net cash used in investing activities	(525,099)	(10,651)

Financing activities
Proceeds from borrowings	805,000	—
Payments on debt	(460,000)	—
Issuance of common stock	1,969	5,436
Payments on call spread for convertible offering	(92,817)	—
Repurchase of common stock	(152,234)	—
Prepaid debt fees	(21,525)	(178)
Other financing, net	(514)	(507)
Net cash provided by financing activities	79,879	4,751

Effect of foreign exchange rate changes on cash and cash equivalents	(3,540)	10,118
Increase (decrease) in cash and cash equivalents	(275,168)	173,020
Cash and cash equivalents at beginning of period	1,020,397	1,051,237
Cash and cash equivalents at end of period	$745,229	$1,224,257

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, net	$45,164	$45,869
Interest	6,264	6,944

Non-cash operating, investing and financing activities:
Deferred tax effect of call spread offering	$22,444	$—
The accompanying notes are an integral part of these consolidated financial statements.

ITRON, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2026
(UNAUDITED)
In this Quarterly Report on Form 10-Q, the terms "we", "us", "our", "Itron", and the "Company" refer to Itron, Inc. and its subsidiaries.

Note 1:    Summary of Significant Accounting Policies

Financial Statement Preparation
The consolidated financial statements presented in this Quarterly Report on Form 10-Q are unaudited and reflect entries necessary for the fair presentation of the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025, Consolidated Statements of Equity for the three months ended June 30, 2026 and 2025 and March 31, 2026 and 2025, the Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, and the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, of Itron, Inc. and its subsidiaries. All entries required for the fair presentation of the financial statements are of a normal recurring nature, except as disclosed. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the full year or for any other period.

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

While we have limited direct business exposure in areas with current conflict, such as Ukraine or the Middle East, military actions globally and any resulting sanctions or tariffs could adversely affect the global economy, as well as further disrupt the supply chain. A major disruption in the global economy and supply chain could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows. The extent and duration of military action, sanctions, tariffs, and resulting market and/or supply disruptions are impossible to predict but could be substantial, and our management continues to monitor these events closely.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the internal-use software guidance that is accounted for under Subtopic 350-40. The amendments eliminate the previous stage-based model (preliminary project stage, application development stage, and post-implementation stage) and replaces it with a principles-based approach that better aligns with modern software development practice, including agile and iterative methodologies. Under the new guidance, entities may begin capitalizing internal-use software development costs when (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function intended. The Accounting Standards Codification (ASC) also supersedes the separate guidance on website development costs guidance and incorporate it into the internal-use software framework. While effective for fiscal years beginning after December 31, 2027, we early adopted ASU 2025-06 on a prospective basis for our fiscal year beginning January 1, 2026, including interim periods. This standard has not had a material impact and is not expected to have a material impact on our consolidated financial statements or related disclosures.

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

Note 2:    Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per share (EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2026	2025	2026	2025
Net income available to common shareholders	$53,272	$68,340	$106,731	$133,814

Weighted average common shares outstanding - Basic	44,095	45,633	44,412	45,486
Dilutive effect of stock-based awards	513	747	626	790
Dilutive effect of convertible notes	—	—	—	—
Weighted average common shares outstanding - Diluted	44,608	46,380	45,038	46,276
Net income per common share - Basic	$1.21	$1.50	$2.40	$2.94
Net income per common share - Diluted	$1.19	$1.47	$2.37	$2.89

Stock-based Awards
For stock-based awards, the dilutive effect is calculated using the treasury stock method. Under this method, the dilutive effect is computed as if the awards were exercised at the beginning of the period (or at time of issuance, if later) and assumes the related proceeds were used to repurchase our common stock at the average market price during the period. Related proceeds include the amount the employee must pay upon exercise and the future compensation cost associated with the stock award. Approximately 496,000 and 308,000 stock-based awards were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2026 because they were anti-dilutive. Approximately 33,000 and 24,000 stock-based awards were excluded from the calculation of diluted EPS for the three and six months ended June 30, 2025 because they were anti-dilutive. These stock-based awards could be dilutive in future periods.

Convertible Notes and Share Hedges

2021 Notes and Warrants
In conjunction with the issuance of our 2021 Notes, which were fully repaid on March 16, 2026, we sold warrants to purchase 3.7 million shares of Itron common stock. The warrants have a strike price of $180.00 per share. For calculating the dilutive effect of the warrants, we use the treasury stock method. With this method, we assume exercise of the warrants at the beginning of the period, or at time of issuance if later, and the issuance of common stock upon exercise. Proceeds from the exercise of the warrants are assumed to be used to repurchase shares of our stock at the average market price during the period. The incremental shares, representing the number of shares assumed to be exercised with the warrants less the number of shares repurchased, are included in diluted weighted average common shares outstanding. For periods where the warrants strike price of $180.00 per share is greater than the average share price of Itron stock for the period, the warrants would be anti-dilutive. For the three and six months ended June 30, 2026, the quarterly average closing prices of our common stock did not exceed the warrant strike price, and therefore 3.7 million shares were considered anti-dilutive. The warrants will fully expire in October 2026.

2024 Notes and Capped Call Transactions
For our convertible notes issued in June 2024 (the 2024 Notes), the dilutive effect is calculated using the if-converted method. We are required, pursuant to the indenture governing our convertible notes, to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the convertible notes were converted. The average closing prices of our common stock for the quarter ended June 30, 2026 were used as the basis for determining the dilutive effect on EPS. The quarterly average closing prices for our common stock did not exceed the conversion price of $131.24, and therefore all associated shares were anti-dilutive.

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

2026 Notes and Capped Call Transactions
For our convertible notes issued in February 2026 (the 2026 Notes), the dilutive effect is calculated using the if-converted method. We are required, pursuant to the indenture governing our convertible notes, to settle the principal amount of the convertible notes in cash and may elect to settle the remaining conversion obligation (stock price in excess of conversion price) in cash, shares, or a combination thereof. Under the if-converted method, we include the number of shares required to satisfy the remaining conversion obligation, assuming all the convertible notes were converted. The average closing prices of our common stock for the quarter ended June 30, 2026 were used as the basis for determining the dilutive effect on EPS. The quarterly average closing prices for our common stock did not exceed the conversion price of $123.77, and therefore all associated shares were anti-dilutive.

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

Note 3:    Certain Balance Sheet Components

A summary of accounts receivable from contracts with customers is as follows:

Accounts receivable, net
In thousands	June 30, 2026	December 31, 2025
Trade receivables (net of allowance of $1,077 and $1,113)	$315,927	$342,491
Unbilled receivables	35,182	25,303
Total accounts receivable, net	$351,109	$367,794

Allowance for credit losses account activity	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2026	2025	2026	2025
Beginning balance	$1,157	$1,637	$1,113	$417
Provision for doubtful accounts, net	(81)	144	31	1,344
Accounts recovered (written-off), net	6	(37)	(23)	(24)
Effect of change in exchange rates	(5)	70	(44)	77
Ending balance	$1,077	$1,814	$1,077	$1,814

Inventories
In thousands	June 30, 2026	December 31, 2025
Raw materials	$200,429	$184,727
Work in process	12,930	13,542
Finished goods	45,368	44,617
Total inventories	$258,727	$242,886

Property, plant, and equipment, net
In thousands	June 30, 2026	December 31, 2025
Machinery and equipment	$310,814	$310,271
Computers and software	116,518	123,339
Buildings, furniture, and improvements	106,750	107,254
Land	9,501	9,654
Construction in progress, including purchased equipment	20,130	19,226
Total cost	563,713	569,744
Accumulated depreciation	(442,123)	(457,551)
Property, plant, and equipment, net	$121,590	$112,193

Depreciation expense	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2026	2025	2026	2025
Depreciation expense	$7,578	$7,571	$15,447	$15,160

Note 4:    Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets, other than goodwill, were as follows:

	June 30, 2026			December 31, 2025
In thousands	Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
Core-developed technology	$79,501	$(38,101)	$41,400	$54,168	$(32,993)	$21,175
Customer contracts and relationships	534,132	(311,446)	222,686	359,837	(299,893)	59,944
Trademarks and trade names	28,049	(26,059)	1,990	28,076	(25,858)	2,218
Total intangible assets	$641,682	$(375,606)	$266,076	$442,081	$(358,744)	$83,337

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

Estimated future annual amortization is as follows:

Year Ending December 31,	Estimated Annual Amortization
In thousands
2026 (amount remaining at June 30, 2026)	$20,406
2027	38,622
2028	33,030
2029	30,925
2030	29,999
Thereafter	113,094
Total intangible assets subject to amortization	$266,076

Amortization Expense	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2026	2025	2026	2025
Amortization Expense	$11,048	$4,543	$21,715	$9,022

We recognize all amortization expense within amortization of intangible assets in the Consolidated Statements of Operations, except core-developed technology, which is included in cost of revenues. These expenses relate to intangible assets acquired as part of business combinations.

Note 5:    Goodwill

The following table reflects changes in the carrying amount of goodwill for the six months ended June 30, 2026:

In thousands	Device Solutions	Networked Solutions	Outcomes	Resiliency Solutions	Total Company
Goodwill balance at January 1, 2026	$—	$927,720	$162,326	$254,937	$1,344,983
Goodwill acquired (1)	—	—	—	356,515	356,515
Effect of change in exchange rates	—	(9,231)	(1,408)	(68)	(10,707)
Goodwill balance at June 30, 2026	$—	$918,489	$160,918	$611,384	$1,690,791

(1) On January 5, 2026, we acquired Locusview, Ltd. The purchase resulted in the recognition of $357 million in goodwill allocated to our Resiliency Solutions reportable segment. Refer to Note 4: Intangible Assets and Note 16: Business Combinations for additional information on the transaction.

Note 6:    Debt

The components of our borrowings were as follows:

In thousands	June 30, 2026	December 31, 2025
Credit facility
Multicurrency revolving line of credit	$—	$—
2021 Convertible notes	—	460,000
2024 Convertible notes	805,000	805,000
2026 Convertible notes	805,000	—
Total debt	$1,610,000	$1,265,000

Current portion of debt, gross	$—	$460,000
Less: unamortized prepaid debt fees - current portion of debt	—	478
Current portion of debt, net	$—	$459,522

Long-term debt, gross	$1,610,000	$805,000
Less: unamortized prepaid debt fees - long-term debt	34,758	16,195
Long-term debt, net	$1,575,242	$788,805

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

The 2025 credit facility permits us and certain of our foreign subsidiaries to borrow in U.S. dollars, euros, or, with lender approval, other currencies readily convertible into U.S. dollars. All obligations under the 2025 credit facility are guaranteed by Itron, Inc. and material U.S. domestic subsidiaries and are secured by a pledge of substantially all of the assets of Itron, Inc. and material U.S. domestic subsidiaries. This included a pledge of 100% of the capital stock of material U.S. domestic subsidiaries and up to 66% of the voting stock (100% of the non-voting stock) of first-tier foreign subsidiaries. In addition, the obligations of any foreign subsidiary who is a foreign borrower, as defined by the 2025 credit facility, are guaranteed by the foreign subsidiary and by its direct and indirect foreign parents. The 2025 credit facility includes debt covenants, which contained certain financial thresholds and placed certain restrictions on the incurrence of debt, investments, and the issuance of dividends. We are in compliance with the debt covenants under the 2025 credit facility at June 30, 2026.

As of June 30, 2026, there were no outstanding loan balances under the 2025 credit facility and $43.1 million was utilized by outstanding standby letters of credit, resulting in $706.9 million available for additional borrowings. As of June 30, 2026, $256.9 million was available for additional standby letters of credit under the letter of credit sub-facility and no amounts were outstanding under the swingline sub-facility.

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

Debt Maturities
The amount of required minimum principal payments on our debt in aggregate over the next five years is as follows:

Year Ending December 31,	Minimum Payments
In thousands
2026 (amount remaining at June 30, 2026)	$—
2027	—
2028	—
2029	—
2030	805,000
Thereafter	805,000
Total minimum payments on debt	$1,610,000

Note 7:    Derivative Financial Instruments

As part of our risk management strategy, we use derivative instruments to hedge certain foreign currency and interest rate exposures. Refer to Note 12: Shareholders' Equity for additional disclosures on our derivative instruments.

Derivatives Not Designated as Hedging Relationships
We are exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of June 30, 2026, a total of 36 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar, and various other currencies, with notional amounts ranging from $118,850 to $26.6 million.

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

Amounts recognized on the Consolidated Balance Sheets consist of:

In thousands	June 30, 2026	December 31, 2025
Assets
Plan assets in other long-term assets	$314	$334
Liabilities
Current portion of pension benefit obligation in wages and benefits payable	$4,904	$4,376
Long-term portion of pension benefit obligation	59,874	61,998
Pension benefit obligation, net	$64,464	$66,040

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

Net periodic pension benefit cost for our plans include the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2026	2025	2026	2025
Service cost	$670	$730	$1,371	$1,388
Interest cost	766	736	1,543	1,434
Expected return on plan assets	(88)	(78)	(176)	(151)
Amortization of prior service costs	29	34	59	67
Amortization of actuarial net loss	(148)	(106)	(298)	(194)
Net periodic benefit cost	$1,229	$1,316	$2,499	$2,544

The components of net periodic benefit cost, other than the service cost component, are included in total other income (expense) on the Consolidated Statements of Operations.

Note 9:    Stock-Based Compensation

We grant stock-based compensation awards, including restricted stock units, phantom stock, and unrestricted stock units, under the Second Amended and Restated 2010 Stock Incentive Plan (Stock Incentive Plan). Prior to December 31, 2020, stock options were also granted as part of the stock-based compensation awards. In the Stock Incentive Plan, we have 13,991,273 shares of common stock authorized for issuance subject to stock splits, dividends, and other similar events, and at June 30, 2026, 2,818,822 shares were available for grant. We issue new shares of common stock upon the exercise of stock options or when vesting conditions on restricted stock units are fully satisfied. These shares are subject to a fungible share provision such that the authorized share available for grant under the Plan is reduced by (i) one share for every one share subject to a stock option or share appreciation right granted and (ii) 1.7 shares for every one share of common stock that was subject to an award other than an option or share appreciation right.

We also award phantom stock units, which are settled in cash upon vesting and accounted for as liability-based awards, with no impact to the shares available for grant.

In addition, we maintain the Employee Stock Purchase Plan (ESPP), for which 418,671 shares of common stock were available for future issuance at June 30, 2026.

ESPP activity and stock-based grants other than restricted stock units were not significant for the three and six months ended June 30, 2026 and 2025.

Stock-Based Compensation Expense
Total stock-based compensation expense and the related tax benefit were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2026	2025	2026	2025
Restricted stock units	$11,910	$16,618	$31,645	$32,956
Unrestricted stock awards	336	220	671	440
Phantom stock units	1,273	1,867	2,542	2,566
Total stock-based compensation	$13,519	$18,705	$34,858	$35,962

Related tax benefit	$2,970	$4,140	$7,836	$8,212

Stock Options
A summary of our stock option activity is as follows:

	Shares	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value	Weighted Average Grant Date Fair Value
	In thousands		Years	In thousands
Outstanding, January 1, 2025	274	$64.55	3.2	$12,087
Granted	—	—			$—
Exercised	(83)	39.28		6,259
Forfeited	—	—
Canceled	—	—
Outstanding, June 30, 2025	191	$75.51	3.6	$10,745

Outstanding, January 1, 2026	187	$75.89	3.1	$3,188
Granted	—	—			$—
Exercised	—	—		—
Forfeited	—	—
Canceled	—	—
Outstanding, June 30, 2026	187	$75.89	2.6	$2,031

Exercisable, June 30, 2026	187	$75.89	2.6	$2,031

At June 30, 2026, all stock-based compensation expense related to nonvested stock options has been recognized.

Restricted Stock Units
The following table summarizes restricted stock unit activity:

In thousands, except fair value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, January 1, 2025	831
Granted	314	$98.14
Released (1)	(471)		$46,091
Forfeited	(16)
Outstanding, June 30, 2025	658

Outstanding, January 1, 2026	790	$88.51
Granted	366	99.31
Released (1)	(495)	91.07	$47,870
Forfeited	(8)	90.44
Outstanding, June 30, 2026	653	95.54

Vested but not released, June 30, 2026	20		$1,718

(1) Shares released is presented as gross shares and does not reflect shares withheld by us for employee payroll tax obligations.

At June 30, 2026, total unrecognized compensation expense on restricted stock units was $63.5 million, which is expected to be recognized over a weighted average period of approximately 1.7 years.

The weighted average assumptions used to estimate the fair value of performance-based restricted stock units granted with a service and market condition and the resulting weighted average fair value are as follows:

	Six Months Ended June 30,
	2026	2025
Expected volatility	38.9%	40.7%
Risk-free interest rate	3.5%	4.2%
Expected term (years)	2.9	2.9

Weighted average fair value	$110.31	$105.89

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

Our tax rate for the three and six months ended June 30, 2026 of 33% and 27% differed from the federal statutory rate of 21% due to the impact of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, an intra-entity asset transfer, the effect of cross-border tax laws, nondeductible executive compensation, a benefit related to stock-based compensation, tax credits, state taxes, and uncertain tax positions. During the second quarter we completed an intra-entity asset transfer, resulting in an increase in our tax rate compared with the first quarter.

Our tax rate for the three and six months ended June 30, 2025 of 18% and 19% differed from with the federal statutory rate of 21% and overall was impacted by the effect of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, the effect of cross-border tax laws, nondeductible executive compensation, a benefit related to stock-based compensation, tax credits, state taxes, and uncertain tax positions.

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

The Organization for Economic Cooperation and Development (OECD) guidance under the Base Erosion and Profit Shifting (BEPS) initiative aims to minimize perceived tax abuses and modernize global tax policy, including the implementation of a global minimum effective tax rate of 15%. In December 2022, the Council of the European Union adopted OECD Pillar 2 for implementation by European Union member states by December 31, 2023. The resulting legislation in most countries where Itron has significant operations took effect for calendar year 2024. We filed our Global Information Return relating to tax year 2024, which resulted in no material top-up taxes. The OECD released further guidance on January 6, 2026, which included new and revised safe harbor rules, including a new permanent safe harbor, and the framework for a "side-by-side" agreement that would exempt US-based multinational companies from all top-up taxes, other than qualified domestic top-up taxes imposed on subsidiaries in their countries of residence. Enactment through legislation will be required in order for this additional guidance to be effective and is expected to only be effective for years after 2025. These enactments or amendments could adversely affect our tax rate and ultimately result in a negative impact on our operating results and cash flows. Consistent with calculations for calendar years 2024 and 2025, the Company anticipates it will meet the safe harbors in most jurisdictions in 2026, and any remaining top-up tax should be immaterial.

We classify interest expense and penalties related to unrecognized tax benefits and interest income on tax overpayments as components of income tax expense. The net interest and penalties expense recognized were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2026	2025	2026	2025
Net interest and penalties expense	$656	$907	$1,297	$2,050

Accrued interest and penalties recognized were as follows:

In thousands	June 30, 2026	December 31, 2025
Accrued interest	$5,188	$3,909
Accrued penalties	131	137

Unrecognized tax benefits related to uncertain tax positions and the amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate were as follows:

In thousands	June 30, 2026	December 31, 2025
Unrecognized tax benefits related to uncertain tax positions	$69,021	$68,926
The amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate	69,008	68,913

At June 30, 2026, we are under examination by certain tax authorities. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or cash flows.

We file income tax returns in various jurisdictions. The material jurisdictions where we are subject to examination include, among others, the United States, Canada, France, Germany, India, Italy, Indonesia, Israel, and the United Kingdom.

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

Our available lines of credit, outstanding standby LOCs, and bonds were as follows:

In thousands	June 30, 2026	December 31, 2025
Credit facility
Multicurrency revolving line of credit	$750,000	$750,000
Standby LOCs issued and outstanding	(43,115)	(43,824)
Net available for additional borrowings under the multicurrency revolving line of credit	$706,885	$706,176

Net available for additional standby LOCs under sub-facility	$256,885	$256,176

Unsecured multicurrency revolving lines of credit with various financial institutions
Multicurrency revolving lines of credit	$95,558	$98,128
Standby LOCs issued and outstanding	(28,932)	(25,815)
Net available for additional borrowings and LOCs	$66,626	$72,313

Unsecured surety bonds in force	$658,127	$522,098

In the event any such standby LOC or bond were called, we would be obligated to reimburse the issuer of the standby LOC or bond. As of July 28, 2026, we are not aware of any valid claims against our outstanding standby LOCs or bonds.

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

Warranty
A summary of the warranty accrual account activity is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2026	2025	2026	2025
Beginning balance	$20,311	$22,517	$18,218	$22,141
New product warranties	1,050	1,167	2,246	2,483
Other adjustments and expirations, net	(1,340)	645	1,812	1,409
Claims activity	(2,031)	(3,934)	(4,217)	(5,773)
Effect of change in exchange rates	(41)	372	(110)	507
Ending balance	17,949	20,767	17,949	20,767
Less: current portion of warranty	10,871	13,312	10,871	13,312
Long-term warranty	$7,078	$7,455	$7,078	$7,455

Total warranty expense is classified within cost of revenues and consists of new product warranties issued, costs related to insurance and supplier recoveries, other changes and adjustments to warranties, and customer claims.

Warranty expense was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2026	2025	2026	2025
Total warranty expense	$(290)	$1,812	$4,058	$3,892

Note 12:    Shareholders' Equity

Preferred Stock
We have authorized the issuance of 10 million shares of preferred stock with no par value. In the event of a liquidation, dissolution, or winding up the affairs of the corporation, whether voluntary or involuntary, the holders of any outstanding preferred stock would be entitled to be paid a preferential amount per share to be determined by the Board of Directors prior to any payment to holders of common stock. There was no preferred stock issued or outstanding at June 30, 2026 or December 31, 2025.

Stock Repurchase Programs
On May 6, 2026, the Company's Board of Directors authorized a new share repurchase program of up to $200 million of Itron's common stock over an 18-month period, effective May 8, 2026 (the 2026 Stock Repurchase Program). Repurchases will be made in the open market and pursuant to the terms of any Rule 10b5-1 plans that Itron may enter into, and in accordance with applicable securities laws. The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. No repurchases to date under the 2026 Stock Repurchase Program.

Effective November 10, 2025, Itron's Board of Directors authorized a repurchase up to $250 million of our common stock over an 18-month period (the 2025 Stock Repurchase Program). Repurchases will be made in the open market and pursuant to the terms of any Rule 10b5-1 plans that Itron may enter into, and in accordance with applicable securities laws. The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. In February 2026, we repurchased 1,050,309 shares of common stock for a total of $100 million. For the second quarter of 2026, we repurchased 644,188 shares of common stock for a total of $52.2 million.

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

Accumulated Other Comprehensive Income (Loss)
The changes in the components of accumulated other comprehensive income (loss) (AOCI), net of tax, were as follows:

In thousands	Foreign Currency Translation Adjustments	Net Unrealized Gain (Loss) on Derivative Instruments	Net Unrealized Gain (Loss) on Nonderivative Instruments	Pension Benefit Obligation Adjustments	Accumulated Other Comprehensive Income (Loss)
Balances at January 1, 2025	$(97,556)	$(210)	$(14,380)	$2,215	$(109,931)
OCI before reclassifications	50,168	—	—	10	50,178
Amounts reclassified from AOCI	—	—	—	(116)	(116)
Total other comprehensive income (loss)	50,168	—	—	(106)	50,062
Balances at June 30, 2025	$(47,388)	$(210)	$(14,380)	$2,109	$(59,869)

Balances at January 1, 2026	$(46,603)	$(210)	$(14,380)	$4,688	$(56,505)
OCI before reclassifications	(17,703)	—	—	—	(17,703)
Amounts reclassified from AOCI	—	—	—	(213)	(213)
Total other comprehensive income (loss)	(17,703)	—	—	(213)	(17,916)
Balances at June 30, 2026	$(64,306)	$(210)	$(14,380)	$4,475	$(74,421)

The before-tax, income tax (provision) benefit, and net-of-tax amounts related to each component of other comprehensive income (OCI) were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2026	2025	2026	2025
Before-tax amount
Foreign currency translation adjustment	$(5,105)	$36,795	$(17,892)	$50,415
Net unrealized gain (loss) on defined benefit plans	—	11	—	11
Net defined benefit plan (gain) loss reclassified to net income	(119)	(72)	(239)	(127)
Total other comprehensive income (loss), before tax	$(5,224)	$36,734	$(18,131)	$50,299

Tax (provision) benefit
Foreign currency translation adjustment	$120	$(225)	$189	$(247)
Net unrealized gain (loss) on defined benefit plans	—	(1)	—	(1)
Net defined benefit plan (gain) loss reclassified to net income	14	6	26	11
Total other comprehensive income (loss) tax (provision) benefit	$134	$(220)	$215	$(237)

Net-of-tax amount
Foreign currency translation adjustment	$(4,985)	$36,570	$(17,703)	$50,168
Net unrealized gain (loss) on defined benefit plans	—	10	—	10
Net defined benefit plan (gain) loss reclassified to net income	(105)	(66)	(213)	(116)
Total other comprehensive income (loss), net of tax	$(5,090)	$36,514	$(17,916)	$50,062

Note 13:    Fair Value of Financial Instruments

The fair values at June 30, 2026 and December 31, 2025 do not reflect subsequent changes in the economy, interest rates, tax rates, and other variables that may affect the determination of fair value.

	June 30, 2026		December 31, 2025
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Credit facility
Multicurrency revolving line of credit	$—	$—	$—	$—
Convertible notes	1,575,242	1,544,312	1,248,327	1,277,442

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

Intersegment revenues are minimal. Certain operating expenses are allocated to the reportable segments based upon internally established allocation methodologies. Corporate operating expenses, interest income, interest expense, other income (expense), and the income tax provision (benefit) are neither allocated to the segments, nor are they included in the measure of segment performance. These amounts are not included in the significant segment expense amounts below. Goodwill impairment charges are recognized in Corporate unallocated. No asset information for reportable segments is provided to the CODM. We do not manage the performance of the segments on a balance sheet basis. Other income (expense) primarily includes interest income, interest expense, and amortization of prepaid debt fees, and is not allocated to our segments.

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

Information about our reportable segments and Corporate unallocated and the reconciliation to income before income taxes was as follows:

	Three Months Ended June 30, 2026
In thousands	Device Solutions	Networked Solutions	Outcomes	Resiliency Solutions	Total
Product revenues	$110,940	$309,201	$32,883	$438	$453,462
Service revenues	505	30,037	63,516	15,382	109,440
Total revenues	111,445	339,238	96,399	15,820	562,902
Adjusted cost of revenues (1)	72,686	194,084	59,019	3,903

Adjusted sales, general and administrative	3,026	7,185	4,567	2,728
Adjusted research and development	4,212	25,908	12,271	4,813

Adjusted segment operating income	31,521	112,061	20,542	4,376	168,500

Reconciliation of adjusted segment operating income
Amortization of core-developed technology intangible assets					(2,570)
Corporate unallocated expenses					(89,864)
Total other income (expense)					4,140
Consolidated income before income taxes					$80,206
(1) Excludes amortization of core-developed technology intangible assets.

	Six Months Ended June 30, 2026
In thousands	Device Solutions	Networked Solutions	Outcomes	Resiliency Solutions	Total
Product revenues	$234,668	$630,348	$64,755	$1,492	$931,263
Service revenues	1,154	59,553	127,554	30,360	218,621
Total revenues	235,822	689,901	192,309	31,852	1,149,884
Adjusted cost of revenues (1)	153,044	401,674	114,905	8,237

Adjusted sales, general and administrative	6,003	14,466	9,826	5,729
Adjusted research and development	8,362	51,564	24,681	9,179

Adjusted segment operating income	68,413	222,197	42,897	8,707	342,214

Reconciliation of adjusted segment operating income
Amortization of core-developed technology intangible assets					(5,065)
Corporate unallocated expenses					(193,506)
Total other income (expense)					3,758
Consolidated income before income taxes					$147,401
(1) Excludes amortization of core-developed technology intangible assets.

	Three Months Ended June 30, 2025
In thousands	Device Solutions	Networked Solutions	Outcomes	Total
Product revenues	$111,939	$379,481	$25,764	$517,184
Service revenues	821	29,453	59,303	89,577
Total revenues	112,760	408,934	85,067	606,761
Adjusted cost of revenues (1)	79,169	251,691	52,283

Adjusted sales, general and administrative	3,628	7,477	4,636
Adjusted research and development	4,509	28,767	12,461

Adjusted segment operating income	25,454	120,999	15,687	162,140

Reconciliation of adjusted segment operating income
Amortization of core-developed technology intangible assets				—
Corporate unallocated expenses				(85,727)
Total other income (expense)				7,069
Consolidated income before income taxes				$83,482
(1) Excludes amortization of core-developed technology intangible assets.

	Six Months Ended June 30, 2025
In thousands	Device Solutions	Networked Solutions	Outcomes	Total
Product revenues	$237,326	$754,003	$48,996	$1,040,325
Service revenues	1,305	57,663	114,619	173,587
Total revenues	238,631	811,666	163,615	1,213,912
Adjusted cost of revenues (1)	167,287	505,709	100,079

Adjusted sales, general and administrative	6,956	14,157	8,713
Adjusted research and development	8,463	54,692	24,806

Adjusted segment operating income	55,925	237,108	30,017	323,050

Reconciliation of adjusted segment operating income
Amortization of core-developed technology intangible assets				—
Corporate unallocated expenses				(170,424)
Total other income (expense)				13,135
Consolidated income before income taxes				$165,761
(1) Excludes amortization of core-developed technology intangible assets.

For the three and six months ended June 30, 2026 and 2025, no single customer represented more than 10% of total company revenue.

Revenues by region were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2026	2025	2026	2025
United States and Canada	$448,316	$500,535	$902,835	$986,747
Europe, Middle East, and Africa	83,894	78,579	185,101	174,905
Asia Pacific	30,692	27,647	61,948	52,260
Total Company	$562,902	$606,761	$1,149,884	$1,213,912

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

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2026	2025	2026	2025
Device Solutions	$2,121	$2,209	$4,325	$4,314
Networked Solutions	2,976	3,513	6,089	7,076
Outcomes	1,678	1,278	3,451	2,616
Resiliency Solutions	2,612	—	5,136	—
Corporate unallocated	9,239	5,114	18,161	10,176
Total Company	$18,626	$12,114	$37,162	$24,182

Note 15: Revenues

A summary of significant net changes in the contract assets and the contract liabilities balances during the period is as follows:

In thousands	Contract Liabilities, Less Contract Assets
Beginning balance, January 1, 2026	$151,350
Changes due to business combination	22,442
Revenues recognized from beginning contract liability	(120,740)
Cumulative catch-up adjustments	263
Increases due to amounts collected or due	261,574
Revenues recognized from current period increases	(82,964)
Other	(28)
Ending balance, June 30, 2026	$231,897

On January 1, 2026, total contract assets were $83.7 million, including $17.2 million in long-term contract assets and total contract liabilities were $235.1 million. On June 30, 2026, total contract assets were $77.1 million, including $17.3 million in long-term contract assets and total contract liabilities were $309.0 million. The contract assets primarily relate to contracts that include a retention clause and allocations related to contracts with multiple performance obligations. The contract liabilities primarily relate to deferred revenue, such as extended warranty and maintenance agreements. The cumulative catch-up adjustments relate to contract modifications, measure-of-progress changes, and changes in the estimate of the transaction price. Refer to Note 16: Business Combinations for additional information.

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

The total transaction price allocated to remaining performance obligations is not a complete measure of our future revenues because we also receive orders that include customer-requested legal termination rights, often due to the regulatory requirements or other customer policies; however, these rights are not necessarily indicative of an expectation that the customer will terminate the order.

Total transaction price allocated to remaining performance obligations related to contracts is approximately $0.9 billion for the next 12 months and approximately $0.9 billion for periods longer than 12 months. The total remaining performance obligations consist of product and service components. The service component relates primarily to maintenance agreements for which customers pay a full year's maintenance in advance and service revenues are generally recognized over the service period. Total transaction price allocated to remaining performance obligations also includes our extended warranty contracts, for which revenue is recognized over the extended warranty period and hardware, which is recognized as units are delivered. The estimate of when remaining performance obligations will be recognized requires significant judgment.

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

Note 16:    Business Combinations

During the fourth quarter of 2025 and the first quarter of 2026, we completed two acquisitions that, individually or in the aggregate, did not have a material impact on our results of operations, financial condition, or cash flows.

Locusview, Ltd.
On January 5, 2026, we completed the acquisition of 100% of the outstanding equity of Locusview, Ltd. and subsidiaries (collectively, Locusview) a privately held utility-focused software and services company that is based in the United States and Israel. The acquisition provides value to Itron through the leverage of Locusview's digital construction management solutions to enhance Itron's Resiliency Solutions offerings to its customers. The preliminary purchase price allocated to acquired assets and liabilities was $546.4 million, which was funded through cash on hand. The purchase price was subject to further adjustment based on final working capital and other closing considerations.

Subsequent to the acquisition date, we made certain measurement period adjustments to the preliminary purchase price allocation, which resulted in an increase to goodwill of $69,000. The increase was due to a $64,000 decrease of certain tangible assets acquired, an increase to assumed liabilities of $172,000, and a $167,000 decrease in the aggregation consideration in connection with post-close net working capital adjustments, which were finalized in the second quarter of 2026.

The allocation of the purchase price to acquired assets and liabilities assumed remains preliminary. The areas that remain provisional primarily relate to income taxes and accrued liabilities.

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

Subsequent to the acquisition date, we made certain measurement period adjustments to the purchase price allocation, which resulted in a decrease to goodwill of $560,000. The decrease was driven by the net of: (1) a $558,000 increase of certain tangible assets acquired, (2) an increase to assumed liabilities of $80,000, and (3) an $82,000 decrease in the aggregation consideration in connection with post close net working capital adjustments, which were finalized in the first quarter of 2026.

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

Refer to the Non-GAAP Measures section below on pages 46-50 for information about these non-GAAP measures and the detailed reconciliation of items that impacted non-GAAP operating expenses, non-GAAP operating income, non-GAAP net income, non-GAAP diluted EPS, adjusted EBITDA, and free cash flow in the periods presented.

Total Company Highlights

Highlights and significant developments for the three months ended June 30, 2026 compared with the three months ended June 30, 2025
•Revenues were $562.9 million compared with $606.8 million in 2025, a decrease of 7%
•Gross margin was 41.0%, compared with 36.9% in 2025
•Operating expenses increased $7.4 million, or 5%, compared with 2025
•Net income attributable to Itron, Inc. was $53.3 million compared with net income of $68.3 million in 2025
•GAAP diluted EPS decreased by $0.28 to $1.19 in 2026
•Non-GAAP net income attributable to Itron, Inc. was $70.7 million compared with $75.1 million in 2025
•Non-GAAP diluted EPS was $1.59, a decrease of $0.03 compared with 2025
•Adjusted EBITDA was $96.8 million compared with $89.8 million in 2025
•Total backlog was $4.4 billion and twelve-month backlog was $1.7 billion at June 30, 2026, compared with $4.5 billion and $1.5 billion at June 30, 2025

Highlights and significant developments for the six months ended June 30, 2026 compared with the six months ended June 30, 2025
•Revenues were $1.1 billion compared with $1.2 billion in 2025, a decrease of $64.0 million, or 5%
•Gross margin was 40.6% compared with 36.3% in 2025
•Operating expenses increased $35.1 million compared with 2025
•Net income attributable to Itron, Inc. was $106.7 million compared with net income of $133.8 million in 2025
•GAAP diluted EPS decreased by $0.52 to $2.37 in 2026
•Non-GAAP net income attributable to Itron, Inc. was $138.4 million compared with $145.2 million in 2025
•Non-GAAP diluted EPS was $3.07, a decrease of $0.07 compared with 2025
•Adjusted EBITDA was $188.8 million compared with $177.7 million in 2025

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

Stock Repurchase Program
On May 6, 2026, the Company's Board of Directors authorized a new share repurchase program of up to $200 million of Itron's common stock over an 18-month period, effective May 8, 2026 (the 2026 Stock Repurchase Program). Repurchases will be made in the open market and pursuant to the terms of any Rule 10b5-1 plans that Itron may enter into, and in accordance with applicable securities laws. The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.

Effective November 10, 2025, Itron's Board of Directors authorized a repurchase up to $250 million of our common stock over an 18-month period (the 2025 Stock Repurchase Program). Repurchases will be made in the open market and pursuant to the terms of any Rule 10b5-1 plans that Itron may enter into, and in accordance with applicable securities laws. The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. In February 2026, we repurchased 1,050,309 shares under the 2025 Stock Repurchase Program at an average price of $95.21 (excluding commissions) for a total of $100 million. This repurchase was completed in conjunction with the sale of the 2026 Notes. For the second quarter of 2026, we repurchased 644,188 shares under the 2025 Stock Repurchase Program at an average price of $81.07 (excluding commissions) for a total of $52.2 million.

Business Acquisitions
On January 5, 2026, we completed the acquisition of 100% of the outstanding equity of Locusview, Ltd. and subsidiaries (collectively, Locusview) a privately held utility-focused software and services company that is based in the United States and Israel. The acquisition provides value to Itron through the leverage of Locusview's digital construction management solutions to enhance Itron's Resiliency Solutions offerings to its customers. The preliminary purchase price allocated to acquired assets and liabilities was $546.4 million, which was funded through cash on hand. The purchase price was subject to further adjustment based on final working capital and other closing considerations.

Total Company GAAP, Non-GAAP Highlights and Annual Recurring Revenue:

	Three Months Ended June 30,			Six Months Ended June 30,
In thousands, except margin and per share data	2026	2025	% Change	2026	2025	% Change
GAAP
Revenues
Product revenues	$453,462	$517,184	(12)%	$931,263	$1,040,325	(10)%
Service revenues	109,440	89,577	22%	218,621	173,587	26%
Total revenues	562,902	606,761	(7)%	1,149,884	1,213,912	(5)%

Gross profit	230,640	223,618	3%	466,959	440,837	6%
Operating expenses	154,574	147,205	5%	323,316	288,211	12%
Operating income	76,066	76,413	—%	143,643	152,626	(6)%
Other income (expense)	4,140	7,069	(41)%	3,758	13,135	(71)%
Income tax provision	(26,733)	(14,730)	81%	(40,342)	(31,659)	27%
Net income attributable to Itron, Inc.	53,272	68,340	(22)%	106,731	133,814	(20)%

Non-GAAP(1)
Non-GAAP operating expenses	$144,156	$141,392	2%	$298,515	$278,342	7%
Non-GAAP operating income	89,054	82,226	8%	173,509	162,495	7%
Non-GAAP net income attributable to Itron, Inc.	70,727	75,114	(6)%	138,419	145,224	(5)%
Adjusted EBITDA	96,837	89,799	8%	188,801	177,730	6%

GAAP Margins and EPS
Gross margin
Product gross margin	38.1%	34.8%		37.6%	34.3%
Service gross margin	52.9%	48.9%		53.3%	48.6%
Total gross margin	41.0%	36.9%		40.6%	36.3%

Operating margin	13.5%	12.6%		12.5%	12.6%
Net income per common share - Basic	$1.21	$1.50		$2.40	$2.94
Net income per common share - Diluted	$1.19	$1.47		$2.37	$2.89

Non-GAAP EPS (1)
Non-GAAP diluted EPS	$1.59	$1.62		$3.07	$3.14
(1)These measures exclude certain expenses that we do not believe are indicative of our core operating results. See pages 46-50 for information about these non-GAAP measures and reconciliations to the most comparable GAAP measures.

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

	Three Months Ended June 30,
In millions	2026	2025
Annual recurring revenue	$417	$343

ARR component examples:
•subscription-based SaaS contracts
•term-based subscription license contracts
•managed services subscriptions
•maintenance or other support contracts
•PaaS subscriptions (platform-as-a-service)

Results of Operations

Revenues and Gross Margin

The actual results of and effects of changes in foreign currency exchange rates on revenues and gross profit were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended June 30,
In thousands	2026	2025
Total Company
Revenues	$562,902	$606,761	$3,187	$(47,046)	$(43,859)
Gross profit	230,640	223,618	713	6,309	7,022

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Six Months Ended June 30,
In thousands	2026	2025
Total Company
Revenues	$1,149,884	$1,213,912	$16,918	$(80,946)	$(64,028)
Gross profit	466,959	440,837	4,044	22,078	26,122

Revenues - Three months ended June 30, 2026 vs. Three months ended June 30, 2025
Total revenues decreased $43.9 million, or 7%, in the current 2026 quarter, compared with the same period in 2025. Product revenues decreased by $63.7 million, and service revenues increased by $19.9 million. Device Solutions decreased by $1.3 million; Networked Solutions decreased by $69.7 million; and Outcomes increased by $11.3 million when compared with the same period last year. Resiliency Solutions provided revenues of $15.8 million for the period. Changes in exchange rates favorably impacted total revenues by $3.2 million, of which $2.0 million favorably impacted Device Solutions.

Revenues - Six months ended June 30, 2026 vs. Six months ended June 30, 2025
Total revenues decreased $64.0 million compared with the same period in 2025. Product revenues decreased by $109.1 million, and service revenues increased by $45.0 million. Device Solutions decreased by $2.8 million; Networked Solutions decreased by $121.8 million; and Outcomes increased by $28.7 million when compared with the same period last year. Resiliency Solutions provided revenues of $31.9 million during the six months period. Changes in exchange rates favorably impacted total revenues by $16.9 million, of which $12.1 million favorably impacted Device Solutions and $3.1 million favorably impacted Networked Solutions.

Gross Margin - Three months ended June 30, 2026 vs. Three months ended June 30, 2025
Gross margin in the 2026 period was 41.0%, compared with 36.9% in 2025. Product sales gross margin increased to 38.1% for the quarter in 2026, compared with 34.8% in 2025. Gross margin on service revenues increased to 52.9% in 2026, compared with 48.9% in 2025.

Gross Margin - Six months ended June 30, 2026 vs. Six months ended June 30, 2025
Gross margin was 40.6%, compared with 36.3% in 2025. Product sales gross margin increased to 37.6%, compared with 34.3% in 2025, and gross margin on service revenues increased to 53.3%, compared with 48.6% in 2025.

Refer to Reportable Segment Results section below for further detail on total company revenues and gross margin.

Operating Expenses

The actual results of and effects of changes in foreign currency exchange rates on operating expenses were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended June 30,
In thousands	2026	2025
Total Company
Sales, general and administrative	$89,722	$87,615	$629	$1,478	$2,107
Research and development	56,141	53,810	23	2,308	2,331
Amortization of intangible assets	8,478	4,543	14	3,921	3,935
Restructuring	233	1,237	10	(1,014)	(1,004)
Total operating expenses	$154,574	$147,205	$676	$6,693	$7,369

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Six Months Ended June 30,
In thousands	2026	2025
Total Company
Sales, general and administrative	$195,079	$174,526	$2,177	$18,376	$20,553
Research and development	111,140	103,900	5	7,235	7,240
Amortization of intangible assets	16,650	9,022	71	7,557	7,628
Restructuring	447	684	52	(289)	(237)
Loss on sale of business	—	79	—	(79)	(79)
Total operating expenses	$323,316	$288,211	$2,305	$32,800	$35,105

Operating expenses increased $7.4 million for the second quarter of 2026 as compared with the same period in 2025. This was primarily the result of an increase of $3.9 million in amortization of intangible assets, $2.3 million in research and development expenses. and $2.1 million in sales, general and administrative expenses. The increases in research and development and sales, general and administrative expenses were primarily driven by increased IT expenses.

Operating expenses increased $35.1 million for the six months ended June 30, 2026 as compared with the same period in 2025. This was primarily the result of a $20.6 million increase in sales, general and administrative expenses primarily driven by increased labor costs, IT expenses, and acquisition-related costs, a $7.6 million increase in amortization of intangible assets driven by the two recent acquisitions, and a $7.2 million increase in research and development expenses primarily driven by increased labor costs and IT expenses. Refer to Item 1: Financial Statements (Unaudited), Note 4: Intangible Assets included in this Quarterly Report on Form 10-Q for additional information.

Other Income (Expense)

The following table shows the components of other income (expense):

	Three Months Ended June 30,		% Change	Six Months Ended June 30,		% Change
In thousands	2026	2025		2026	2025
Interest income	$6,253	$12,303	(49)%	$11,913	$24,013	(50)%
Amortization of prepaid debt fees	(1,942)	(1,800)	8%	(3,791)	(3,581)	6%
Other interest expense	(3,826)	(3,848)	(1)%	(7,786)	(7,660)	2%
Interest expense	(5,768)	(5,648)	2%	(11,577)	(11,241)	3%
Other income (expense), net	3,655	414	783%	3,422	363	843%
Total other income (expense)	$4,140	$7,069	(41)%	$3,758	$13,135	(71)%

Total other income (expense) for the three and six months ended June 30, 2026 was income of $4.1 million and $3.8 million, compared with income of $7.1 million and $13.1 million in the same period in 2025.

The decrease in net other income for the three months ended June 30, 2026, as compared with the same period in 2025, was primarily driven by the $6.0 million decrease in interest income due to decreased interest-earning cash, partially offset by the $3.2 million increase in other income (expense), resulting primarily from the gain on the sale of an equity method investment.

The decrease in net other income for the six months ended June 30, 2026, as compared with the same period in 2025, was driven by the $12.1 million decrease in interest income due to decreased interest-earning cash, partially offset by the $3.1 million increase in other income (expense), resulting primarily from the gain from the sale of an equity method investment.

Income Tax Provision

For the three and six months ended June 30, 2026, our income tax expense was $26.7 million and $40.3 million, compared with income tax expense of $14.7 million and $31.7 million for the same periods in 2025. Our tax rate for the three and six months ended June 30, 2026 of 33% and 27% differed from the federal statutory rate of 21% due to the impact of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, an intra-entity asset transfer, the effect of cross-border tax laws, nondeductible executive compensation, a benefit related to stock-based compensation, tax credits, state taxes, and uncertain tax positions. Our tax rate for the three and six months ended June 30, 2025 of 18% and 19% differed from the federal statutory rate of 21% and overall was impacted by the effect of valuation allowances on deferred tax assets, the forecasted mix of earnings in domestic and international jurisdictions, the effect of cross-border tax laws, nondeductible executive compensation, a benefit related to stock-based compensation, tax credits, state taxes, and uncertain tax positions.

A sweeping legislative package formally titled "An act to provide for reconciliation pursuant to title II of H. Con. Res. 14" (the Act), and commonly referred to as the One Big Beautiful Bill Act, was signed into law on July 4, 2025. The Act included numerous changes to existing tax law that took effect in 2026. There were also changes that were retroactive to the beginning of 2025, including the deductibility of current and previously capitalized domestic research and development costs. These changes did not have a significant impact on our consolidated financial statements.

The Organization for Economic Cooperation and Development (OECD) guidance under the Base Erosion and Profit Shifting (BEPS) initiative aims to minimize perceived tax abuses and modernize global tax policy, including the implementation of a global minimum effective tax rate of 15%. In December 2022, the Council of the European Union adopted OECD Pillar 2 for implementation by European Union member states by December 31, 2023. The resulting legislation in most countries where Itron has significant operations took effect for calendar year 2024. We filed our Global Information Return relating to tax year 2024, which resulted in no material top-up taxes. The OECD released further guidance on January 6, 2026, which included new and revised safe harbor rules, including a new permanent safe harbor, and the framework for a "side-by-side" agreement that would exempt US-based multinational companies from all top-up taxes, other than qualified domestic top-up taxes imposed on subsidiaries in their countries of residence. Enactment through legislation will be required in order for this additional guidance to be effective and is expected to only be effective for years after 2025. These enactments or amendments could adversely affect our tax rate and ultimately result in a negative impact on our operating results and cash flows. Consistent with calculations for calendar year 2024 and 2025, the Company anticipates it will meet the safe harbors in most jurisdictions in 2026, and any remaining top-up tax should be immaterial.

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

Reportable Segment Results

For a description of our reportable segments, refer to Item 1: Financial Statements (Unaudited), Note 14: Segment Information included in this Quarterly Report on Form 10-Q. The following tables and discussion highlight significant changes in trends or components of each reportable segment:

	Three Months Ended June 30,				Six Months Ended June 30,
In thousands	2026	2025	% Change		2026	2025	% Change
Segment revenues
Device Solutions	$111,445	$112,760	(1)%		$235,822	$238,631	(1)%
Networked Solutions	339,238	408,934	(17)%		689,901	811,666	(15)%
Outcomes	96,399	85,067	13%		192,309	163,615	18%
Resiliency Solutions	15,820	—	NM		31,852	—	NM
Total revenues	$562,902	$606,761	(7)%		$1,149,884	$1,213,912	(5)%

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
In thousands	Adjusted Gross Profit	Adjusted Gross Margin	Adjusted Gross Profit	Adjusted Gross Margin	Adjusted Gross Profit	Adjusted Gross Margin	Adjusted Gross Profit	Adjusted Gross Margin
Segment adjusted gross profit and margin
Device Solutions	$38,759	34.8%	$33,591	29.8%	$82,778	35.1%	$71,344	29.9%
Networked Solutions	145,154	42.8%	157,243	38.5%	288,227	41.8%	305,957	37.7%
Outcomes	37,380	38.8%	32,784	38.5%	77,404	40.2%	63,536	38.8%
Resiliency Solutions	11,917	75.3%	—	NM	23,615	74.1%	—	NM
Total adjusted gross profit and margin (1)	$233,210	41.4%	$223,618	36.9%	$472,024	41.0%	$440,837	36.3%

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
In thousands	Adjusted Operating Income	Adjusted Operating Margin	Adjusted Operating Income	Adjusted Operating Margin	Adjusted Operating Income	Adjusted Operating Margin	Adjusted Operating Income	Adjusted Operating Margin
Segment adjusted operating income and operating margin
Device Solutions	$31,521	28.3%	$25,454	22.6%	$68,413	29.0%	$55,925	23.4%
Networked Solutions	112,061	33.0%	120,999	29.6%	222,197	32.2%	237,108	29.2%
Outcomes	20,542	21.3%	15,687	18.4%	42,897	22.3%	30,017	18.3%
Resiliency Solutions	4,376	27.7%	—	NM	8,707	27.3%	—	NM
Total segment adjusted operating income and operating margin	$168,500	29.9%	$162,140	26.7%	$342,214	29.8%	$323,050	26.6%

(1) Refer to the Non-GAAP Measures section below on pages 46-50 for additional information on adjusted gross profit and margin.

Device Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Device Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended June 30,
In thousands	2026	2025
Device Solutions Segment
Revenues	$111,445	$112,760	$1,999	$(3,314)	$(1,315)
Adjusted gross profit	38,759	33,591	481	4,687	5,168
Adjusted operating income	31,521	25,454	442	5,625	6,067

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Six Months Ended June 30,
In thousands	2026	2025
Device Solutions Segment
Revenues	$235,822	$238,631	$12,054	$(14,863)	$(2,809)
Adjusted gross profit	82,778	71,344	2,512	8,922	11,434
Adjusted operating income	68,413	55,925	2,352	10,136	12,488

Revenues - Three months ended June 30, 2026 vs. Three months ended June 30, 2025
Revenues decreased $1.3 million, or 1%. Changes in foreign currency exchange rates favorably impacted revenues by $2.0 million. Revenues were lower due to the planned decreases in electric residential sales.

Revenues - Six months ended June 30, 2026 vs. Six months ended June 30, 2025
Revenues decreased $2.8 million, or 1%. Changes in foreign currency exchange rates favorably impacted revenues by $12.1 million. Revenues were lower due to the planned decreases in electric residential sales.

Adjusted Gross Margin - Three months ended June 30, 2026 vs. Three months ended June 30, 2025
For the three months ended June 30, 2026, adjusted gross margin was 34.8%, compared with 29.8% for the same period in 2025. The 500 basis point increase over the prior year was primarily due to an improved product mix and operational efficiencies.

Adjusted Gross Margin - Six months ended June 30, 2026 vs. Six months ended June 30, 2025
For the six months ended June 30, 2026, adjusted gross margin was 35.1%, compared with 29.9% for the same period in 2025. The 520 basis point increase over the prior year was primarily driven by improved customer and product mix.

Adjusted Operating Income - Three months ended June 30, 2026 vs. Three months ended June 30, 2025
Adjusted operating income increased $6.1 million, or 24%, compared with 2025. The increase was primarily the result of higher adjusted gross profit.

Adjusted Operating Income - Six months ended June 30, 2026 vs. Six months ended June 30, 2025
Adjusted operating income increased $12.5 million, or 22%, for the first six months of 2026, compared with the same period in 2025. The increase was primarily the result of higher adjusted gross profit.

Networked Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Networked Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended June 30,
In thousands	2026	2025
Networked Solutions Segment
Revenues	$339,238	$408,934	$730	$(70,426)	$(69,696)
Adjusted gross profit	145,154	157,243	171	(12,260)	(12,089)
Adjusted operating income	112,061	120,999	144	(9,082)	(8,938)

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Six Months Ended June 30,
In thousands	2026	2025
Networked Solutions Segment
Revenues	$689,901	$811,666	$3,091	$(124,856)	$(121,765)
Adjusted gross profit	288,227	305,957	724	(18,454)	(17,730)
Adjusted operating income	222,197	237,108	659	(15,570)	(14,911)

Revenues - Three months ended June 30, 2026 vs. Three months ended June 30, 2025
Revenues decreased $69.7 million, or 17%, in 2026 compared with 2025. The decrease was primarily due to the timing of customer deployments. Changes in foreign currency exchange rates favorably impacted revenues by $0.7 million.

Revenues - Six months ended June 30, 2026 vs. Six months ended June 30, 2025
Revenues decreased $121.8 million, or 15%, for the first six months of 2026, compared with the same period in 2025. The decline was primarily due to the timing of customer deployments. Changes in foreign currency exchange rates favorably impacted revenues by $3.1 million.

Adjusted Gross Margin - Three months ended June 30, 2026 vs. Three months ended June 30, 2025
Gross margin was 42.8% for the period ending June 30, 2026, compared with 38.5% in 2025. The 430 basis point increase was primarily related to improved operational efficiencies and favorable customer mix.

Adjusted Gross Margin - Six months ended June 30, 2026 vs. Six months ended June 30, 2025
Adjusted gross margin was 41.8% for the 2026 period, compared with 37.7% in 2025. The 410 basis point increase was primarily related to favorable customer mix and operational efficiencies.

Adjusted Operating Income - Three months ended June 30, 2026 vs. Three months ended June 30, 2025
Adjusted operating income decreased $8.9 million, or 7%, for the quarter in 2026, compared with the same period in 2025. The decrease was the result of lower adjusted gross profit, partially offset by lower research and development costs.

Adjusted Operating Income - Six months ended June 30, 2026 vs. Six months ended June 30, 2025
Adjusted operating income decreased $14.9 million, or 6%, for the first six months of 2026, compared with the same period in 2025. The decrease was the result of lower adjusted gross profit, partially offset by lower research and development costs.

Outcomes

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Outcomes segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended June 30,
In thousands	2026	2025
Outcomes Segment
Revenues	$96,399	$85,067	$458	$10,874	$11,332
Adjusted gross profit	37,380	32,784	60	4,536	4,596
Adjusted operating income	20,542	15,687	21	4,834	4,855

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Six Months Ended June 30,
In thousands	2026	2025
Outcomes Segment
Revenues	$192,309	$163,615	$1,773	$26,921	$28,694
Adjusted gross profit	77,404	63,536	807	13,061	13,868
Adjusted operating income	42,897	30,017	721	12,159	12,880

Revenues - Three months ended June 30, 2026 vs. Three months ended June 30, 2025
For the 2026 period, revenues increased $11.3 million, or 13%, compared with the 2025 period. This increase was driven by higher services and hardware sales, partially offset by lower software license sales.

Revenues - Six months ended June 30, 2026 vs. Six months ended June 30, 2025
Revenues increased $28.7 million, or 18%, for the first six months of 2026, compared with 2025. This increase was driven by higher recurring revenue, as well as increased services and hardware sales, partially offset by lower software license sales. Changes in foreign currency exchange rates favorably impacted revenues by $1.8 million.

Adjusted Gross Margin - Three months ended June 30, 2026 vs. Three months ended June 30, 2025
Gross margin increased to 38.8% for the second quarter of 2026, compared with 38.5% for the same period last year. The 30 basis point increase was driven by solution mix and lower variable compensation.

Adjusted Gross Margin - Six months ended June 30, 2026 vs. Six months ended June 30, 2025
Adjusted gross margin increased to 40.2% for the period ending in 2026, compared with 38.8% for last year. The 140 basis point increase was driven by revenue growth and lower costs.

Adjusted Operating Income - Three months ended June 30, 2026 vs. Three months ended June 30, 2025
Adjusted operating income for the 2026 period increased $4.9 million, or 31%, compared with the same period last year. This was primarily related to the flow through of higher adjusted gross profit, along with lower marketing and research and development costs, including reduced variable compensation.

Adjusted Operating Income - Six months ended June 30, 2026 vs. Six months ended June 30, 2025
Adjusted operating income for the first six months of 2026 increased $12.9 million, or 43%, compared with the same period last year. This increase was a result of higher adjusted gross profit, partially offset by increased labor costs.

Resiliency Solutions

The effects of changes in foreign currency exchange rates and the constant currency changes in certain Resiliency Solutions segment financial results were as follows:

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Three Months Ended June 30,
In thousands	2026	2025
Resiliency Solutions Segment
Revenues	$15,820	$—	$—	15,820	$15,820
Adjusted gross profit	11,917	—	—	11,917	11,917
Adjusted operating income	4,376	—	—	4,376	4,376

			Effect of Changes in Foreign Currency Exchange Rates	Constant Currency Change	Total Change
	Six Months Ended June 30,
In thousands	2026	2025
Resiliency Solutions Segment
Revenues	$31,852	$—	$—	31,852	$31,852
Adjusted gross profit	23,615	—	—	23,615	23,615
Adjusted operating income	8,707	—	—	8,707	8,707

Revenues - Three months ended June 30, 2026
Revenues were $15.8 million for the 2026 period. Revenues consisted primarily of managed services, as well as hardware and professional services related to deploying customer environments.

Revenues - Six months ended June 30, 2026
Revenues were $31.9 million for the first six months of 2026. Revenues consisted primarily of managed services, as well as hardware and professional services related to deploying customer environments.

Adjusted Gross Margin - Three months ended June 30, 2026
Adjusted gross margin was 75.3% for the 2026 period. Costs included in determining gross margin consist primarily of hosting fees, labor costs for managed services and professional services delivery, and certain hardware and software costs.

Adjusted Gross Margin - Six months ended June 30, 2026
Adjusted gross margin was 74.1% for the first six months of 2026. Costs included in determining gross margin consist primarily of hosting fees, labor costs for managed services and professional services delivery, and certain hardware and software costs.

Adjusted Operating Income - Three months ended June 30, 2026
Adjusted operating income was $4.4 million for the 2026 period.

Adjusted Operating Income - Six months ended June 30, 2026
Adjusted operating income was $8.7 million for the first six months of 2026.

Corporate Unallocated

Corporate Unallocated Expenses - Three months ended June 30, 2026 vs. Three months ended June 30, 2025
Corporate unallocated expenses increased $4.1 million or 5%, for the three months ended June 30, 2026 compared with the same period in 2025. This increase was primarily the result of $3.9 million increase in amortization of intangible assets.

Corporate Unallocated Expenses - Six months ended June 30, 2026 vs. Six months ended June 30, 2025
For the first six months of 2026, Corporate unallocated expenses increased $23.1 million, or 14%, compared with the 2025 period. This increase was primarily the result of a $14.4 million increase in sales, general and administrative expenses driven by increased labor costs, professional services, and acquisition-related costs, and a $7.6 million increase in amortization of intangible assets. Refer to Item 1: Financial Statements (Unaudited), Note 4: Intangible Assets included in this Quarterly Report on Form 10-Q for additional information.

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

Quarter Ended	Quarterly Bookings	Ending Total Backlog	Ending 12-Month Backlog
In millions
June 30, 2026	$550	$4,410	$1,680
March 31, 2026	476	4,433	1,605
December 31, 2025	737	4,501	1,632
September 30, 2025	380	4,311	1,475
June 30, 2025	454	4,514	1,544

Financial Condition

Cash Flow Information

	Six Months Ended June 30,
In thousands	2026	2025
Net cash provided by operating activities	$173,592	$168,802
Net cash used in investing activities	(525,099)	(10,651)
Net cash provided by financing activities	79,879	4,751
Effect of foreign exchange rate changes on cash and cash equivalents	(3,540)	10,118
Increase (decrease) in cash and cash equivalents	$(275,168)	$173,020

Cash and cash equivalents were $745.2 million at June 30, 2026, compared with $1.02 billion at December 31, 2025. The $275.2 million decrease in cash and cash equivalents during the 2026 period was primarily cash used for the acquisition of Locusview and repayment of our 2021 convertible notes, partially offset by net proceeds provided by the 2026 convertible notes sale.

Operating activities
Cash provided by operating activities during the six months in 2026 was $173.6 million compared with $168.8 million during the same period in 2025. The increase was primarily due to higher earnings and a decrease in restructuring payments in 2026, partially offset by decreased interest income in 2026.

Investing activities
During the six months ended June 30, 2026, net cash used in investing activities was $525.1 million compared with $10.7 million in 2025, resulting in additional net outflow of $514.4 million. The change was primarily related to the acquisition of Locusview of $515 million in 2026.

Financing activities
Net cash provided by financing activities during the six months in 2026 was $79.9 million, compared with $4.8 million for the same period in 2025. The change is due primarily to the sale of 2026 convertible notes, net of debt issuance costs, totaling $784 million, partially offset by the repayment of our 2021 convertible notes of $460 million, common stock repurchased totaling $152.2 million, and the purchase of the capped call for the 2026 convertible offering of $92.8 million.

Effect of exchange rates on cash and cash equivalents
The effect of exchange rates on the cash balances of currencies held in foreign denominations at June 30, 2026 is a decrease of $3.5 million, compared with an increase of $10.1 million for the same period in 2025. Our foreign currency exposure relates to non-U.S. dollar denominated balances in our international subsidiary operations.

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

	Six Months Ended June 30,
In thousands	2026	2025
Net cash provided by operating activities	$173,592	$168,802
Acquisitions of property, plant, and equipment	(13,132)	(10,656)
Free cash flow	$160,460	$158,146

Free cash flow increased due to higher operating cash flow, partially offset by increased spending on property, plant, and equipment. See the cash flow discussion of operating and investing activities above.

Off-balance sheet arrangements

We have no off-balance sheet financing agreements or guarantees as defined by Item 303 of Regulation S-K at June 30, 2026 and December 31, 2025 that we believe could reasonably likely have a current or future effect on our financial condition, results of operations, or cash flows.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations, borrowings, and the sale of our common stock. Cash flows may fluctuate and are sensitive to many factors including changes in working capital and the timing and magnitude of capital expenditures and repayments of debt. Working capital, which represents current assets less current liabilities, continues to be in a net favorable position. We expect existing cash, cash flows from operations, and access to capital markets to continue to be sufficient to fund our operating activities and cash commitments, such as material capital expenditures and debt obligations, for at least the next 12 months and into the foreseeable future.

Borrowings
On September 25, 2025, we entered into a third amended and restated credit agreement (the 2025 credit facility) providing for committed credit facilities in the amount of $750 million. The 2025 credit facility consists of a multi-currency revolving line of credit (the revolver) in the amount of $750 million. The revolver includes a standby letter of credit sub-facility in the amount of $300 million, and a swingline sub-facility in the amount of $50 million. As of June 30, 2026, no amount was outstanding under the 2025 credit facility, and $43.1 million was utilized by outstanding standby letters of credit, resulting in $706.9 million available for borrowing. As of June 30, 2026, $256.9 million was available for additional standby letters of credit under the letter of credit sub-facility, and no amounts were outstanding under the swingline sub-facility. Any outstanding principal under the revolver is due at maturity on September 25, 2030. Principal amounts paid prior to the maturity date may be reborrowed prior to such date. However, that date may be advanced to April 15, 2030 if we do not settle or extend a sufficient portion of our outstanding convertible notes, as detailed in the 2025 credit facility.

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

On February 23, 2026, we closed the sale of $805 million of convertible notes (the 2026 Notes) in a private placement to qualified institutional buyers. The 2026 Notes do not bear regular interest. The 2026 Notes will mature on March 15, 2032, unless earlier repurchased, redeemed, or converted in accordance with their terms.

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

Restructuring
On February 23, 2023, our Board of Directors approved a restructuring plan (the 2023 Projects). The 2023 Projects include activities that continue Itron's efforts to optimize its global supply chain and manufacturing operations, sales and marketing organizations, and other overhead. These projects were substantially complete as of March 31, 2025. For the six months ended June 30, 2026, we paid out $6.4 million related to all our restructuring projects. As of June 30, 2026, $12.0 million was accrued for these restructuring projects, of which $9.6 million is expected to be paid within the next 12 months.

Stock Repurchase Programs
On May 6, 2026, the Company's Board of Directors authorized a new share repurchase program of up to $200 million of Itron's common stock over an 18-month period, effective May 8, 2026 (the 2026 Stock Repurchase Program). Repurchases will be made in the open market and pursuant to the terms of any Rule 10b5-1 plans that Itron may enter into, and in accordance with applicable securities laws. The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice.

Effective November 10, 2025, Itron's Board of Directors authorized a repurchase up to $250 million of our common stock over an 18-month period (the 2025 Stock Repurchase Program). Repurchases will be made in the open market and pursuant to the terms of any Rule 10b5-1 plans that Itron may enter into, and in accordance with applicable securities laws. The repurchase program is intended to comply with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. Depending on market conditions and other factors, these repurchases may be commenced or suspended from time to time without prior notice. In February 2026, Itron repurchased 1,050,309 shares of its common stock for a total of $100 million. During the second quarter of 2026, we repurchased 644,188 shares of common stock for a total of $52.2 million.

Other Liquidity Considerations
We have tax credits and net operating loss carryforwards in various jurisdictions that are available to reduce cash taxes. However, utilization of tax credits and net operating losses are limited in certain jurisdictions. Based on current projections, including anticipated impacts of the Act, we expect to pay, net of refunds, $8 million in state taxes and $53 million in local and foreign taxes during 2026. The increase in the second quarter related primarily to an intra-entity asset transfer. We expect net refunds of approximately $24 million in U.S. federal taxes. For a discussion of our tax provision and unrecognized tax benefits, see Item 1: Financial Statements (Unaudited), Note 10: Income Taxes included in this Quarterly Report on Form 10-Q.

As of June 30, 2026, we are under examination by certain tax authorities. We believe we have appropriately accrued for the expected outcome of all tax matters and do not currently anticipate that the ultimate resolution of these examinations will have a material adverse effect on our financial condition, future results of operations, or liquidity.

As of June 30, 2026, there was $82.3 million of cash and short-term investments held by certain foreign subsidiaries in which we are permanently reinvested for tax purposes. As a result of changes in U.S. tax legislation, any repatriation in the future would not result in U.S. federal income tax. Accordingly, there is no provision for U.S. deferred taxes on this cash. If this cash were repatriated to fund U.S. operations, additional withholding tax costs may be incurred. Tax is only one of the many factors that we consider in the management of global cash. Accordingly, the amount of taxes that we would need to accrue and pay to repatriate foreign cash could vary significantly.

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

Non-GAAP net income and non-GAAP diluted EPS – We define non-GAAP net income as net income attributable to Itron, Inc. excluding the expenses associated with amortization of intangible assets, amortization of debt placement fees, restructuring, loss on sale of business, strategic initiative expenses, acquisition and integration related expenses, gain on sale of equity method investment, and the tax effect of excluding these expenses. We define non-GAAP diluted EPS as non-GAAP net income divided by diluted weighted-average shares outstanding during the period calculated on a GAAP basis and then reduced to reflect any anti-dilutive impact of the convertible notes hedge transactions. We consider these financial measures to be useful metrics for management and investors for the same reasons that we use non-GAAP operating income. The same limitations described above regarding our use of non-GAAP operating income apply to our use of non-GAAP net income and non-GAAP diluted EPS. We compensate for these limitations by providing specific information regarding the GAAP amounts excluded from these non-GAAP measures and evaluating non-GAAP net income and non-GAAP diluted EPS together with GAAP net income attributable to Itron, Inc. and GAAP diluted EPS.

For interim periods the budgeted annual effective tax rate (AETR) is used, adjusted for any discrete items, as defined in Accounting Standards Codification (ASC) 740 - Income Taxes. The budgeted AETR is determined at the beginning of the fiscal year. The AETR is revised throughout the year based on changes to our full-year forecast. If the revised AETR increases or decreases by 200 basis points or more from the budgeted AETR due to changes in the full-year forecast during the year, the revised AETR is used in place of the budgeted AETR beginning with the quarter the 200 basis point threshold is exceeded and going forward for all subsequent interim quarters in the year. We continue to assess the AETR based on latest forecast throughout the year and use the most recent AETR any time it increases or decreases by 200 basis points or more from the prior interim period.

Adjusted EBITDA – We define adjusted EBITDA as net income (a) minus interest income and gain on sale of equity method investment, (b) plus interest expense, depreciation and amortization, restructuring, loss on sale of business, strategic initiative expenses, acquisition and integration related expenses, and (c) excluding income tax provision or benefit. Management uses adjusted EBITDA as a performance measure for executive compensation. A limitation to using adjusted EBITDA is that it does not represent the total increase or decrease in the cash balance for the period and the measure includes some non-cash items and excludes other non-cash items. Additionally, the items that we exclude in our calculation of adjusted EBITDA may differ from the items that our peer companies exclude when they report their results. We compensate for these limitations by providing a reconciliation of this measure to GAAP net income.

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

TOTAL COMPANY RECONCILIATIONS	Three Months Ended June 30,		Six Months Ended June 30,
In thousands, except per share data	2026	2025	2026	2025
NON-GAAP OPERATING EXPENSES
GAAP operating expenses	$154,574	$147,205	$323,316	$288,211
Amortization of intangible assets (1)	(8,478)	(4,543)	(16,650)	(9,022)
Restructuring	(233)	(1,237)	(447)	(684)
Loss on sale of business	—	—	—	(79)
Strategic initiative	(455)	—	(475)	—
Acquisition and integration	(1,252)	(33)	(7,229)	(84)
Non-GAAP operating expenses	$144,156	$141,392	$298,515	$278,342

NON-GAAP OPERATING INCOME
GAAP operating income	$76,066	$76,413	$143,643	$152,626
Amortization of intangible assets	11,048	4,543	21,715	9,022
Restructuring	233	1,237	447	684
Loss on sale of business	—	—	—	79
Strategic initiative	455	—	475	—
Acquisition and integration	1,252	33	7,229	84
Non-GAAP operating income	$89,054	$82,226	$173,509	$162,495

NON-GAAP NET INCOME & DILUTED EPS
GAAP net income attributable to Itron, Inc.	$53,272	$68,340	$106,731	$133,814
Amortization of intangible assets	11,048	4,543	21,715	9,022
Amortization of debt placement fees	1,925	1,757	3,755	3,494
Restructuring	233	1,237	447	684
Loss on sale of business	—	—	—	79
Strategic initiative	455	—	475	—
Gain on sale of equity method investment	(3,249)	—	(3,249)	—
Acquisition and integration	1,252	33	7,229	84
Income tax effect of non-GAAP adjustments	5,791	(796)	1,316	(1,953)
Non-GAAP net income attributable to Itron, Inc.	$70,727	$75,114	$138,419	$145,224

Non-GAAP diluted EPS	$1.59	$1.62	$3.07	$3.14

Non-GAAP weighted average common shares outstanding - Diluted	44,608	46,380	45,038	46,276

TOTAL COMPANY RECONCILIATIONS	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2026	2025	2026	2025
ADJUSTED EBITDA
GAAP net income attributable to Itron, Inc.	$53,272	$68,340	$106,731	$133,814
Interest income	(6,253)	(12,303)	(11,913)	(24,013)
Interest expense	5,768	5,648	11,577	11,241
Income tax provision	26,733	14,730	40,342	31,659
Depreciation and amortization	18,626	12,114	37,162	24,182
Restructuring	233	1,237	447	684
Loss on sale of business	—	—	—	79
Strategic initiative	455	—	475	—
Acquisition and integration	1,252	33	7,229	84
Gain on sale of equity method investment	(3,249)	—	(3,249)	—
Adjusted EBITDA	$96,837	$89,799	$188,801	$177,730

FREE CASH FLOW
Net cash provided by operating activities	$88,091	$96,685	$173,592	$168,802
Acquisitions of property, plant, and equipment	(6,605)	(6,017)	(13,132)	(10,656)
Free Cash Flow	$81,486	$90,668	$160,460	$158,146
(1)Excludes amortization of core-developed technology intangible assets.

The tables below reconcile the non-GAAP financial measure of adjusted gross profit with the most directly comparable GAAP financial measure.

	Three months ended June 30, 2026
In thousands	Device Solutions	Networked Solutions	Outcomes	Resiliency Solutions	Segments Subtotal
Total revenues	$111,445	$339,238	$96,399	$15,820	$562,902
Total cost of revenues	72,686	194,084	59,644	5,848	332,262
Gross profit	38,759	145,154	36,755	9,972	230,640
Gross margin	34.8%	42.8%	38.1%	63.0%	41.0%
Amortization of core-developed technology intangible assets	$—	$—	$625	$1,945	$2,570
Adjusted gross profit	38,759	145,154	37,380	11,917	233,210
Adjusted gross margin	34.8%	42.8%	38.8%	75.3%	41.4%

	Three Months Ended June 30, 2025
In thousands	Device Solutions	Networked Solutions	Outcomes	Segments Subtotal
Total revenues	$112,760	$408,934	$85,067	$606,761
Total cost of revenues	79,169	251,691	52,283	383,143
Gross profit	33,591	157,243	32,784	223,618
Gross margin	29.8%	38.5%	38.5%	36.9%
Amortization of core-developed technology intangible assets	$—	$—	$—	$—
Adjusted gross profit	33,591	157,243	32,784	223,618
Adjusted gross margin	29.8%	38.5%	38.5%	36.9%

	Six months ended June 30, 2026
In thousands	Device Solutions	Networked Solutions	Outcomes	Resiliency Solutions	Segments Subtotal
Total revenues	$235,822	$689,901	$192,309	$31,852	$1,149,884
Total cost of revenues	153,044	401,674	116,155	12,052	682,925
Gross profit	82,778	288,227	76,154	19,800	466,959
Gross margin	35.1%	41.8%	39.6%	62.2%	40.6%
Amortization of core-developed technology intangible assets	$—	$—	$1,250	$3,815	$5,065
Adjusted gross profit	82,778	288,227	77,404	23,615	472,024
Adjusted gross margin	35.1%	41.8%	40.2%	74.1%	41.0%

	Six Months Ended June 30, 2025
In thousands	Device Solutions	Networked Solutions	Outcomes	Segments Subtotal
Total revenues	$238,631	$811,666	$163,615	$1,213,912
Total cost of revenues	167,287	505,709	100,079	773,075
Gross profit	71,344	305,957	63,536	440,837
Gross margin	29.9%	37.7%	38.8%	36.3%
Amortization of core-developed technology intangible assets	$—	$—	$—	$—
Adjusted gross profit	71,344	305,957	63,536	440,837
Adjusted gross margin	29.9%	37.7%	38.8%	36.3%

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

Interest Rate Risk
We may be exposed to interest rate risk through variable rate debt instruments, namely the multicurrency revolving line of credit. At June 30, 2026, we had no outstanding variable rate debt.

We continually monitor and assess our interest rate risk and may institute additional interest rate swaps or other derivative instruments to manage such risk in the future if we were to have variable rate debt outstanding.

Foreign Currency Exchange Rate Risk
We conduct business in a number of countries. Revenues denominated in functional currencies other than the U.S. dollar were 26% and 26% of total revenues for the three and six months ended June 30, 2026 compared with 25% and 24% for the same respective period in 2025. These transactions expose our account balances to movements in foreign currency exchange rates that could have a material effect on our financial results. Our primary foreign currency exposure relates to non-U.S. dollar denominated transactions in our international subsidiary operations, the most significant of which is the euro.

We are exposed to foreign exchange risk when we enter into non-functional currency transactions, both intercompany and third party. At each period-end, non-functional currency monetary assets and liabilities are revalued with the change recognized within other income (expense) in our Consolidated Statements of Operations. We enter into monthly foreign exchange forward contracts, which are not designated for hedge accounting, with the intent to reduce earnings volatility associated with currency exposures. As of June 30, 2026, a total of 36 contracts were offsetting our exposures from the euro, pound sterling, Indonesian rupiah, Canadian dollar, Australian dollar, and various other currencies, with notional amounts ranging from $118,850 to $26.6 million.

In future periods, we may use additional derivative contracts to protect against foreign currency exchange rate risks.

Item 4:    Controls and Procedures

Evaluation of disclosure controls and procedures
An evaluation was performed under the supervision and with the participation of our Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934 as amended. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2026, the Company's disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal controls over financial reporting
There have been no changes in our internal control over financial reporting during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

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

Item 2:    Unregistered Sales of Equity Securities and Use of Proceeds
(a)Not applicable.
(b)Not applicable.
(c)Issuer Repurchase of Equity Securities.

Period	Total Number of Shares Purchased (1)(2)(4)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In thousands)
April 1, 2026 through April 30, 2026	—	$—	—	$150,000
May 1, 2026 through May 31, 2026	429,728	81.15	429,728	315,161
June 1, 2026 through June 30, 2026	214,460	81.02	214,460	297,766
Total	644,188		644,188

(1)Effective November 10, 2025, Itron's Board of Directors authorized a repurchase program of up to $250 million of Itron's common stock over an 18-month period.
(2)Effective May 8, 2026, Itron's Board of Directors authorized a repurchase program of up to $200 million of Itron's common stock over an 18-month period.
(3)Excludes commissions.
(4)Shares purchased may include shares transferred to us by certain employees who vested in restricted stock units and used shares to pay all, or a portion of, the related taxes.

Item 5:    Other Information
(a)No information was required to be disclosed in a report on Form 8-K during the second quarter of 2026 that was not reported.
(b)Not applicable.
(c)Insider Trading Arrangements
Our officers, as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934 (the Exchange Act), and directors from time to time enter into contracts, instructions or written plans for the purchase or sale of our securities that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) against liability for trading in securities on the basis of material nonpublic information. During the quarter ended June 30, 2026, the following Section 16 officers adopted, modified, or terminated trading arrangements (as defined in Item 408 of Regulation S-K of the Exchange Act):
•On May 6, 2026, Justin K. Patrick, Senior Vice President, Device Solutions, adopted a written trading plan designed to be in effect until December 31, 2026, with respect to the sale of up to 10,210 shares of Itron, Inc. common stock, subject to certain conditions.

Item 6:    Exhibits

Exhibit Number	Description of Exhibits
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial information from Itron, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Statements of Operations, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Balance Sheets, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ITRON, INC.

July 28, 2026	By:	/s/ JOAN S. HOOPER
Date		Joan S. Hooper
Senior Vice President and Chief Financial Officer